Form 10-Q
period 1995-03-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1995-05-12
CIK 809398

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1995

                         Commission File Number 1-9396


                      FIDELITY  NATIONAL  FINANCIAL, INC.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                              86-0498599
         ------------------------------------------------------------------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification Number)


          17911 Von Karman Avenue, Irvine, California             92714
         ------------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)


                                 (714) 622-5000
              ------------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  ( X )       NO  (   )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         $.0001 par value common - 11,415,278 shares as of May 11, 1995

      Exhibit Index appears on page 10 of 11 sequentially numbered pages.

                                   FORM 10-Q

                                QUARTERLY REPORT

                          Quarter Ended March 31, 1995

                               TABLE OF CONTENTS



Part I:     FINANCIAL INFORMATION                                          Page Number
                                                                           -----------
      Item 1.     Condensed Consolidated Financial Statements

            A.    Condensed Consolidated Balance Sheets as of                   3
                  March 31, 1995 and December 31, 1994

            B.    Condensed Consolidated Statements of Operations               4
                  for the three-month periods ended
                  March 31, 1995 and 1994

            C.    Condensed Consolidated Statements of Cash Flows               5
                  for the three-month periods ended
                  March 31, 1995 and 1994

            D.    Notes to Condensed Consolidated Financial Statements          7

      Item 2.     Management's Discussion and Analysis of Financial             8
                  Condition and Results of Operations


Part II:    OTHER INFORMATION

      Items 1.-5. of Part II have been omitted because they are not applicable with respect to the current reporting period.

      Item 6.     Exhibits and Reports on Form 8-K                              10





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       FIDELITY NATIONAL FINANCIAL, INC.
                       ---------------------------------
                                  (Registrant)



By:         /s/ Carl A. Strunk
     -------------------------------
     Carl A. Strunk
     Executive Vice President,
     Chief Financial Officer and                            Date:  May 12, 1995
     Treasurer

Part I:  FINANCIAL INFORMATION
         Item 1.  Condensed Consolidated Financial Statements

              FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                                            March 31,        December 31,
                                                                              1995               1994
                                                                           -----------       ------------
                                                                           (Unaudited)
                                         ASSETS
Investments:
  Fixed maturities:
    Held to maturity, at amortized cost                                     $ 26,786           $ 26,664
    Available for sale, at fair value                                        139,048            149,111
                                                                             -------            -------
      Total fixed maturities                                                 165,834            175,775
  Equity securities, at fair value                                            21,545             15,482
  Other long-term investments, at cost,
    which approximates fair value                                             16,000             16,000
  Short-term investments, at cost,
    which approximates fair value                                              1,009                800
  Investments in real estate and partnerships, net                             9,462              9,591
                                                                             -------            -------
         Total investments                                                   213,850            217,648
Cash and cash equivalents                                                     22,709             34,689
Trade receivables, net                                                        29,827             28,495
Notes receivable, net                                                         16,355             13,139
Prepaid expenses and other assets                                             27,538             28,096
Title plants                                                                  41,069             36,977
Property and equipment, net                                                   39,710             39,534
Deferred income taxes                                                          8,703             12,553
Income taxes receivable                                                        7,747              6,988
                                                                             -------            -------
                                                                            $407,508           $418,119
                                                                             =======            =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities                                  $ 43,085           $ 48,114
  Notes payable                                                              146,131            142,129
  Reserve for claim losses                                                   149,430            153,306
                                                                             -------            -------
                                                                             338,646            343,549

  Minority interest                                                              627                616

Stockholders' equity:
  Preferred stock, $.0001 par value; authorized,
   3,000,000 shares; issued and outstanding, none                                 --                 --
  Common stock, $.0001 par value; authorized,
   50,000,000 shares in 1995 and 1994;
   issued, 15,672,161 in 1995 and 15,661,365 in 1994                               2                  2
  Additional paid-in capital                                                  56,772             56,659
  Retained earnings                                                           62,592             66,668
                                                                             -------            -------
                                                                             119,366            123,329
  Net unrealized losses on investments                                        (1,442)            (8,914)
  Less treasury stock, 4,158,304 shares in 1995 and
    3,303,100 shares in 1994, at cost                                         49,689             40,461
                                                                             -------            -------
                                                                              68,235             73,954
                                                                             -------            -------
                                                                            $407,508           $418,119
                                                                             =======            =======





           See notes to condensed consolidated financial statements.

              FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)




                                                                    Three months ended
                                                                          March 31,
                                                                 --------------------------
                                                                   1995              1994
                                                                 --------          --------
                                                                         (Unaudited)
REVENUE:
  Title insurance premiums                                        $59,501          $107,208
  Escrow fees                                                       8,910            16,407
  Other fees and revenue                                           12,188            16,336
  Interest and investment income,
   including realized gains (losses)                                2,460             3,668
                                                                   ------           -------
                                                                   83,059           143,619
                                                                   ------           -------

EXPENSES:
  Personnel costs                                                  34,685            51,932
  Other operating expenses                                         25,372            32,408
  Agent commissions                                                21,220            38,690
  Provision for claim losses                                        4,088             8,794
  Interest expense                                                  2,431             1,861
                                                                   ------           -------
                                                                   87,796           133,685
                                                                   ------           -------

  Earnings (loss) before income taxes
   and extraordinary item                                          (4,737)            9,934
  Income tax expense (benefit)                                     (2,289)            3,129
                                                                   ------           -------
    Earnings (loss) before extraordinary item                      (2,448)            6,805
  Extraordinary item -- loss on early retirement
   of Senior Notes, net of applicable income
   tax benefit of ($437)                                             (813)             --
                                                                   ------           -------
         Net earnings (loss)                                      $(3,261)         $  6,805
                                                                   ======           =======

  Primary earnings (loss) per share
   before extraordinary item                                      $  (.20)         $    .43
  Extraordinary item -- loss on early retirement of
   Senior Notes, net of applicable income tax benefit                (.07)             --
                                                                   ------           -------
         Primary earnings (loss) per share                        $  (.27)         $    .43
                                                                   ======           =======

  Fully diluted earnings (loss) per share                         $  (.27)         $    .40
                                                                   ======           =======

  Primary weighted average shares outstanding                      11,948            15,881
                                                                   ======           =======

  Fully diluted weighted average shares outstanding                11,948            18,141
                                                                   ======           =======

  Cash dividends per share                                        $   .07          $    .07
                                                                   ======           =======





           See notes to condensed consolidated financial statements.

            FIDELITY  NATIONAL  FINANCIAL,  INC.  AND  SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                         Three months ended
                                                                             March 31,
                                                                       ---------------------
                                                                         1995         1994
                                                                       --------     --------
                                                                            (Unaudited)
Cash flows from operating activities:
  Net earnings (loss)                                                  $(3,261)     $  6,805
  Reconciliation of net earnings (loss) to
   net cash provided by (used in) operating activities:
         Depreciation and amortization                                   3,240         2,187
         Net increase (decrease) in reserve for claim losses            (3,876)        4,740
         Provision for possible losses
           on real estate and notes receivable                              45            43
         Gain (loss) on sales of investments                               401          (188)
         Loss on sales of assets                                            31           --
         Other                                                              39             1
         Amortization of LYONs original issue discount                   1,202           711
  Change in assets and liabilities, net of effects
    from acquisition of subsidiaries:
         Net (increase) decrease in trade receivables                   (1,332)          226
         Net decrease in prepaid expenses and other assets                 526         1,112
         Net decrease in accounts payable and accrued liabilities       (4,990)       (2,067)
         Net decrease in income taxes                                     (759)       (3,728)
                                                                        ------       -------
Net cash provided by (used in) operating activities                     (8,734)        9,842
                                                                        ------       -------

Cash flows from investing activities:
  Proceeds from sales of property and equipment                            232             7
  Proceeds from sales and maturities of investments:
    Held to maturity                                                     1,451           173
    Available for sale                                                  51,418         9,490
  Collections of notes receivable                                          249           888
  Additions to title plants                                             (4,109)         (445)
  Additions to property and equipment                                   (3,450)       (4,513)
  Additions to investments:
    Held to maturity                                                    (1,617)       (1,215)
    Available for sale                                                 (36,706)      (78,741)
    Other investments                                                      --        (16,000)
  Additions to notes receivable                                         (3,510)         (273)
  Investments in real estate and advances to partnerships                  (67)         (121)
  Purchase of ATIC preferred stock                                         --        (15,500)
                                                                        ------      --------
Net cash provided by (used in) investing activities                      3,891      (106,250)
                                                                        ------      --------




           See notes to condensed consolidated financial statements.
                                  (continued)

            FIDELITY  NATIONAL  FINANCIAL,  INC.  AND  SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (In thousands)

                                                                     Three months ended
                                                                          March 31,
                                                                  -------------------------
                                                                    1995             1994
                                                                  --------         --------
                                                                          (Unaudited)
Cash flows from financing activities:
  Borrowings                                                      $  4,218         $104,692
  Debt service payments                                             (1,386)         (21,610)
  Purchase of treasury stock                                        (9,228)           --
  Dividends paid                                                      (854)          (2,145)
  Stock options exercised                                              113              433
                                                                    ------          -------
Net cash provided by (used in) financing activities                 (7,137)          81,370
                                                                    ------          -------

Net decrease in cash and cash equivalents                          (11,980)         (15,038)
Cash and cash equivalents at beginning of period                    34,689           42,731
                                                                    ------          -------
Cash and cash equivalents at end of period                         $22,709         $ 27,693
                                                                    ======          =======

Supplemental cash flow information:
  Income taxes paid (refunded)                                     $(1,967)        $  6,686
                                                                    ======          =======

  Interest paid                                                    $ 1,836         $  1,340
                                                                    ======          =======

Noncash investing and financing activities:
  Dividends declared and unpaid                                    $   815         $  1,073
                                                                    ======          =======

  Discount on purchase of ATIC preferred stock,
   increase in reserve for claim losses                            $ 6,219
                                                                   =======





           See notes to condensed consolidated financial statements.

            FIDELITY  NATIONAL  FINANCIAL,  INC.  AND  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Financial Statements
- --------------------------------------

The financial information included in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. This report should be read in conjunction with the Company's 1994 Annual Report on Form 10-K for the year ended December 31, 1994, as amended. Certain reclassifications have been made in the 1994 Condensed Consolidated Financial Statements to conform to the classifications used in 1995.


Note B - Dividends
- ------------------

On March 28, 1995, the Company's Board of Directors declared a cash dividend of $.07 per share, payable on May 4, 1995, to stockholders of record on April 13, 1995.


Note C - Authorization To Repurchase Common Stock and LYONs
- -----------------------------------------------------------

On March 9, 1995, the Company announced that its Board of Directors authorized the additional repurchase, in the open market or in privately negotiated transactions, of up to 2 million shares of its common stock, or a comparable amount of the Company's Liquid Yield Option Notes (the "LYONs"). This is in addition to the 5 million shares or a comparable amount of LYONs previously authorized for repurchase by the Board of Directors -- 1 million shares on March 31, 1994, 1 million shares on June 14, 1994, and an additional 3 million shares on August 11, 1994. Any shares repurchased will initially be held by the Company. A limited number of shares may be used for various stock-based employee benefit programs and the remainder will be used for other general corporate purposes. As of May 11, 1995, the Company had repurchased 4,278,804 shares of its common stock for an aggregate price of $50.9 million, or $11.91 per share. Additionally, as of May 11, 1995, the Company had repurchased $48 million in maturity amount of LYONs for an aggregate price of $17.6 million, all of which were purchased in 1994.


Note D - Acquisitions
- ---------------------

On March 8, 1995, the Company acquired the common stock of Western Title Company of Washington, an underwritten title agency with operations in King County (Seattle) and Snohomish County (Everett) in the state of Washington. Western Title Company of Washington was acquired from its selling shareholder for $3.2 million in cash. In addition, the Company also acquired an option to purchase a title plant in Pierce County (Tacoma), Washington. The acquired company will operate as a subsidiary of the Company in King and Snohomish Counties under the name Fidelity National Title Company of Washington. The acquisition has been accounted for as a purchase.


Note E - Subsequent Event
- -------------------------

On May 2, 1995, the Company acquired the common stock of Butte County Title Company, an underwritten title agency with operations in Butte County in the state of California. Butte County Title Company was acquired from its selling shareholders for $400,000 in cash. The acquired company will operate as a subsidiary of the Company in Butte County. The acquisition has been accounted for as a purchase.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Total revenue for the first quarter of 1995 decreased 42.2% to $83.1 million from $143.6 million in the first quarter of 1994 as a result of a significant decline in refinancing activity and a stagnation in residential resale and new home sale markets. This market downturn can be attributed to the steady increase in mortgage interest rates which resulted from actions taken by the Federal Reserve Board during 1994. The slowdown in real estate activity has caused a decrease in title orders and, thus, a reduction in title premiums and other title related revenue such as escrow and other title related fees. In addition, it appears that the real estate/title insurance markets are returning to a seasonal nature in which the first quarter has historically been the slowest.

Interest and investment income decreased 32.4% to $2.5 million in the first quarter of 1995 from $3.7 million in the first quarter of 1994. The decrease in interest and investment income earned during the 1995 period is primarily due to a decrease in average invested assets compared to the same period in 1994. Realized gains (losses) from the sale of investments were $(401,000) in the first quarter of 1995 and $188,000 in the corresponding 1994 period.

The Company's operating expenses consist primarily of personnel costs and other operating expenses which are incurred as title insurance orders are received and processed. Title insurance premiums and escrow fees are recognized as income at the time the underlying real estate transaction closes. As a result, revenue lags approximately 60-90 days behind expenses and, therefore, gross margins may fluctuate.

Personnel costs include both base salaries and commissions paid to employees and are the most significant operating expense incurred by the Company. These costs generally fluctuate with the level of direct orders opened and closed and with the mix of revenue between direct and agency operations. Personnel costs, as a percentage of total revenue, have increased to 41.8% for the three-month period ended March 31, 1995 from 36.2% for the corresponding period in 1994.
As a result of the reduction in title orders and title related business, the Company has taken significant measures to maintain appropriate personnel costs relative to revenues, as indicated in the decrease in personnel costs of approximately $17.2 million, or 33.2%, between the first quarters of 1995 and 1994. The Company continues to monitor the prevailing market conditions and will respond as necessary, while positioning itself to take advantage of a real estate recovery when it occurs.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), escrow losses, courier services, computer services, professional services, general insurance, trade and notes receivable allowances and depreciation. Other operating expenses increased as a percentage of total revenue to 30.5% in the first quarter of 1995 from 22.6% in the first quarter of 1994. In response to the current market environment, the Company has implemented aggressive cost control programs which will help maintain operating expense levels consistent with the levels of title related revenue production during this declining market. However, certain fixed costs are incurred regardless of revenue levels which resulted in the period over period percentage increases.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 77.0% of agent policy premiums in the first quarter of 1995 compared to 77.1% of agent policy premiums in the first quarter of 1994.

The provision for claim losses includes an estimate of anticipated title claims and major claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on the Company's historical loss experience and other relevant factors. The Company monitors its claims experience on a continual basis and adjusts the provision for claim losses accordingly. Based on recently completed loss development studies, the Company believes that as a result of its underwriting and claims handling practices, as well as the refinancing business of prior years, the Company will maintain the trend of favorable claim loss experience. Based on this information, the Company has provided for claim losses at 7.0% of title insurance premiums prior to the impact of major claim expense, recoupments and premium rates and Company loss experience in the state of Texas. (Premiums are generally higher in Texas for similar coverage than in other states, while loss experience is comparable.

As a result, losses as a percentage of premiums are lower.) Application of these factors resulted in a net provision for claim losses as a percentage of premiums of 6.9% and 8.2% for the three-month periods ended March 31, 1995 and 1994, respectively.

Interest expense is incurred by the Company in financing its capital asset purchases and certain acquisitions. Interest expense consists of interest related to the Company's outstanding debt and the amortization of original issue discount and debt issuance costs related to the LYONs issued in February 1994. Interest expense of "non-LYONs" debt totaled $1.2 million and $1.1 million for the three-month periods ended March 31, 1995 and 1994, respectively. The LYONs related component of interest expense amounted to $1.2 million for the first quarter of 1995 and $711,000 for the first quarter of 1994. Interest expense and amortization expense increased in 1995 over 1994 primarily as a result of the LYONs offering. An increase in the average outstanding balance of a certain subsidiary's equipment line of credit and increasing interest rates also resulted in increased interest expense in 1995 over 1994.

Income tax expense (benefit) for the three-month periods ended March 31, 1995 and 1994, as a percentage of earnings (loss) before income taxes, including the extraordinary loss on extinguishment of debt, was (45.5)% and 31.5%, respectively. This increase is primarily the result of the significant tax exempt component of the Company's investment portfolio and the related tax consequences of tax exempt income when the Company is not generating operating income.

In order to reduce interest expense incurred and interest rates paid, the Company determined that prepayment of the Senior Secured Notes (the "Senior Notes") issued in March 1993 would be in the best interests of the Company. Pursuant to the terms and conditions of the Senior Note Agreement, the Company has provided for the Make Whole Provision, as defined, and related expenses in the first quarter of 1995. This amount, $1.25 million, before related income taxes, has been reflected as an extraordinary item in the Condensed Consolidated Statement of Operations for the three-month period ended March 31, 1995.

Liquidity and Capital Resources

The Company's insurance subsidiaries collect premiums and pay claims and operating expenses. Fluctuations in operating cash flows are primarily the result of increases or decreases in revenue. The insurance subsidiaries also have cash flow sources derived from investment income, repayments of principal and proceeds from sales and maturities of investments and dividends and distributions from subsidiaries. Positive cash flow from insurance subsidiaries is invested primarily in short term investments and medium term bonds. Short term investments held by the Company's insurance subsidiaries provide liquidity for projected claims and operating expenses.

As a holding company, the Company receives cash from its subsidiaries as reimbursement for operating and other administrative expenses it incurs. The reimbursements are executed within the guidelines of various management agreements between the holding company and its subsidiaries. The Company's cash requirements include debt service, operating expenses, taxes and dividends on its common stock. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds and short term bank borrowings through existing credit facilities.

One of the additional significant sources of the Company's funds is dividend distributions from its insurance subsidiaries. The insurance subsidiaries are restricted by state regulations in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which the Company's six title underwriters can pay dividends or make other distributions to the Company.

The short and long term liquidity requirements of the Company and insurance subsidiaries are monitored regularly to match cash inflows with cash requirements. The Company and insurance subsidiaries forecast their daily cash needs and periodically review their short and long term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

Part II:    OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits:

            Exhibit 11 Computation of Primary and Fully Diluted Earnings Per
            Share

            (b)   Reports on Form 8-K:

            None