Form 10-Q
period 1995-06-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1995-08-14
CIK 809398

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1995

                         Commission File Number 1-9396


                      FIDELITY  NATIONAL  FINANCIAL, INC.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                          86-0498599
---------------------------------------------------------------------------
     (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)      Identification Number)


 17911 Von Karman Avenue, Irvine, California         92714
---------------------------------------------------------------------------
  (Address of principal executive offices)        (Zip Code)


                               (714) 622-5000
             ---------------------------------------------------
             (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           YES  ( X )       NO  (   )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       $.0001 par value common - 11,067,118 shares as of August 10, 1995

       Exhibit Index appears on page 10 of 12 sequentially numbered pages.

                                   FORM 10-Q

                                QUARTERLY REPORT

                          Quarter Ended June 30, 1995

                               TABLE OF CONTENTS



Part I:  FINANCIAL INFORMATION                                     Page Number
                                                                   -----------

 Item 1.  Condensed Consolidated Financial Statements

      A.     Condensed Consolidated Balance Sheets as of                 3
             June 30, 1995 and December 31, 1994

      B.     Condensed Consolidated Statements of Operations             4
             for the three-month and six-month periods ended
             June 30, 1995 and 1994

      C.     Condensed Consolidated Statements of Cash Flows             5
             for the six-month periods ended
             June 30, 1995 and 1994

      D.     Notes to Condensed Consolidated Financial Statements        7


 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         8


Part II:  OTHER INFORMATION

 Items 1.-3. of Part II have been omitted because they are not applicable with respect to the current reporting period.

 Item 4.     Submission of Matters to Vote of Security Holders          10

 Item 5. Omitted because it is not applicable with respect to the current reporting period.

 Item 6.     Exhibits and Reports on Form 8-K                           10





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       FIDELITY NATIONAL FINANCIAL, INC.
                       ---------------------------------
                                  (Registrant)



By:   /s/  Carl A. Strunk
    ------------------------------
    Carl A. Strunk
    Executive Vice President,
    Chief Financial Officer and                        Date:  August 10, 1995
    Treasurer

Part I:  FINANCIAL INFORMATION
      Item 1.  Condensed Consolidated Financial Statements


            FIDELITY  NATIONAL  FINANCIAL,  INC.  AND  SUBSIDIARIES
                    CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                       (In thousands, except share data)

                                                                        June 30,       December 31,
                                                                          1995            1994
                                                                        --------       ------------
                                                                       (Unaudited)
                                             ASSETS
Investments:
  Fixed maturities:
    Held to maturity, at amortized cost                                 $ 26,923         $ 26,664
    Available for sale, at fair value                                    112,266          149,111
                                                                        --------         --------
      Total fixed maturities                                             139,189          175,775
  Equity securities, at fair value                                        25,986           15,482
  Other long-term investments, at cost,
    which approximates fair value                                          2,150           16,000
  Short-term investments, at cost,
    which approximates fair value                                            746              800
  Investments in real estate and partnerships, net                         9,215            9,591
                                                                        --------         --------
         Total investments                                               177,286          217,648
Cash and cash equivalents                                                 38,148           34,689
Trade receivables, net                                                    33,628           28,495
Notes receivable, net                                                     16,433           13,139
Prepaid expenses and other assets                                         26,459           28,096
Title plants                                                              41,109           36,977
Property and equipment, net                                               44,039           39,534
Deferred income taxes                                                      6,767           12,553
Income taxes receivable                                                    5,631            6,988
                                                                        --------         --------
                                                                        $389,500         $418,119
                                                                        ========         ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities                              $ 41,472         $ 48,114
  Notes payable                                                          131,200          142,129
  Reserve for claim losses                                               148,575          153,306
                                                                        --------         --------
                                                                         321,247          343,549

  Minority interest                                                          358              616

Stockholders' equity:
  Preferred stock, $.0001 par value; authorized,
   3,000,000 shares; issued and outstanding, none                             --               --
  Common stock, $.0001 par value; authorized,
   50,000,000 shares in 1995 and 1994;
   issued, 15,714,417 in 1995 and 15,661,365 in 1994                           2                2
  Additional paid-in capital                                              57,109           56,659
  Retained earnings                                                       62,830           66,668
                                                                        --------         --------
                                                                         119,941          123,329
  Net unrealized gains (losses) on investments                             2,155           (8,914)
  Less treasury stock, 4,529,457 shares in 1995 and
   3,303,100 shares in 1994, at cost                                      54,201           40,461
                                                                        --------         --------
                                                                          67,895           73,954
                                                                        --------         --------
                                                                        $389,500         $418,119
                                                                        ========         ========





           See notes to condensed consolidated financial statements.

            FIDELITY  NATIONAL  FINANCIAL,  INC.  AND  SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)




                                                       Three months ended                 Six months ended
                                                            June 30,                          June 30,
                                                     ------------------------         --------------------------
                                                       1995             1994            1995              1994
                                                     -------          --------        --------          --------
                                                           (Unaudited)                      (Unaudited)
REVENUE:
  Title insurance premiums                           $66,414          $ 95,361        $125,915          $202,569
  Escrow fees                                         11,757            13,541          20,667            29,948
  Other fees and revenue                              13,841            16,474          26,029            32,821
  Interest and investment income,
   including realized gains and losses                 3,482             4,944           5,942             8,601
                                                     -------          --------        --------          --------
                                                      95,494           130,320         178,553           273,939
                                                     -------          --------        --------          --------
EXPENSES:
  Personnel costs                                     39,639            46,531          74,324            98,463
  Other operating expenses                            28,573            33,259          53,945            65,667
  Agent commissions                                   19,234            34,805          40,454            73,495
  Provision for claim losses                           4,540             7,642           8,628            16,436
  Interest expense                                     2,186             2,006           4,617             3,867
                                                     -------          --------        --------          --------
                                                      94,172           124,243         181,968           257,928
                                                     -------          --------        --------          --------
  Earnings (loss) before income taxes
   and extraordinary item                              1,322             6,077          (3,415)           16,011
  Income tax expense (benefit)                           301             1,914          (1,988)            5,043
                                                     -------          --------        --------          --------
  Earnings (loss) before
   extraordinary item                                  1,021             4,163          (1,427)           10,968
  Extraordinary item -- loss on
   early retirement of Senior Notes,
   net of applicable income tax
   benefit of $437                                       --                --             (813)              --
                                                     -------          --------        --------          --------
         Net earnings (loss)                         $ 1,021          $  4,163        $ (2,240)         $ 10,968
                                                     =======          ========        ========          ========
  Primary earnings (loss) per share
   before extraordinary item                         $   .09          $    .26        $   (.12)         $    .69
  Extraordinary item -- loss on early
   retirement of Senior Notes, net of
   applicable income tax benefit                     $  --            $   --          $   (.07)         $   --
                                                     -------          --------        --------          --------
  Primary earnings
   (loss) per share                                  $   .09          $    .26        $   (.19)         $    .69
                                                     =======          ========        ========          ========
  Fully diluted earnings
   (loss) per share                                  $   .09          $    .26        $   (.19)         $    .65
                                                     =======          ========        ========          ========
  Primary weighted average
   shares outstanding                                 11,822            15,747          11,665            15,821
                                                     =======          ========        ========          ========
  Fully diluted weighted
   average shares outstanding                         11,822            20,142          11,665            19,155
                                                     =======          ========        ========          ========
  Cash dividends per share                           $   .07          $    .07        $    .14          $    .14
                                                     =======          ========        ========          ========





           See notes to condensed consolidated financial statements.

            FIDELITY  NATIONAL  FINANCIAL,  INC.  AND  SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                        Six months ended
                                                                                            June 30,
                                                                                    --------------------------
                                                                                      1995              1994
                                                                                    --------         --------
                                                                                           (Unaudited)
Cash flows from operating activities:
  Net earnings (loss)                                                               $ (2,240)        $ 10,968
  Reconciliation of net earnings (loss) to
   net cash provided by (used in) operating activities:
         Depreciation and amortization                                                 6,603            4,619
         Net increase (decrease) in reserve for claim losses                          (4,731)           4,598
         Provision for possible losses
           on real estate and notes receivable                                            95               99
         Gain on sales of investments                                                   (109)            (515)
         Gain on early retirement of LYONs, net                                           --             (891)
         Amortization of LYONs original issue discount
           and debt issuance costs                                                     2,423            2,196
         Other                                                                          (202)             478
  Change in assets and liabilities, net of effects
   from acquisition of subsidiaries:
         Net (increase) decrease in trade receivables                                 (5,133)           1,396
         Net (increase) decrease in
          prepaid expenses and other assets                                            1,572             (284)
         Net decrease in accounts payable
          and accrued liabilities                                                     (6,801)         (12,479)
         Net (increase) decrease in income taxes                                       1,578           (5,475)
                                                                                    --------         --------
Net cash provided by (used in) operating activities                                   (6,945)           4,710
                                                                                    --------         --------
Cash flows from investing activities:
  Proceeds from sales of property and equipment                                        1,019               12
  Proceeds from sales of title plants                                                  1,665               24
  Proceeds from sales and maturities of investments:
    Held to maturity                                                                   1,506              491
    Available for sale                                                                98,523           70,515
  Collections of notes receivable                                                      1,500            1,549
  Additions to title plants                                                           (5,820)            (471)
  Additions to property and equipment                                                (11,635)          (7,981)
  Additions to investments:
    Held to maturity                                                                  (1,848)          (2,076)
    Available for sale                                                               (41,313)        (113,647)
    Other investments                                                                     --          (16,217)
  Additions to notes receivable                                                       (4,889)          (5,178)
  Investments in real estate and advances to partnerships                                (67)            (121)
  Acquisition of subsidiaries, net of cash acquired                                       --              161
  Purchase of ATIC preferred stock                                                        --          (15,500)
                                                                                    --------         --------
Net cash provided by (used in) investing activities                                   38,641          (88,439)
                                                                                    --------         --------





           See notes to condensed consolidated financial statements.
                                  (continued)

            FIDELITY  NATIONAL  FINANCIAL,  INC.  AND  SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (In thousands)

                                                                      Six months ended
                                                                          June 30,
                                                                  -------------------------
                                                                    1995            1994
                                                                  --------        ---------
                                                                         (Unaudited)
Cash flows from financing activities:
  Borrowings                                                      $ 21,445         $ 23,216
  Issuance of LYONs                                                    --           101,337
  Repurchase of LYONs                                                  --            (7,810)
  Debt service payments                                            (34,732)         (34,656)
  Repurchase of treasury stock                                     (13,740)         (13,061)
  Dividends paid                                                    (1,660)          (2,145)
  Stock options exercised                                              450            1,150
                                                                  --------         --------
Net cash provided by (used in) financing activities                (28,237)          68,031
                                                                  --------         --------

Net increase (decrease) in cash and cash equivalents                 3,459          (15,698)
Cash and cash equivalents at beginning of period                    34,689           42,731
                                                                  --------         --------
Cash and cash equivalents at end of period                        $ 38,148         $ 27,033
                                                                  ========         ========

Supplemental cash flow information:
  Income taxes paid (refunded)                                    $ (4,920)        $  9,408
                                                                  ========         ========

  Interest paid                                                   $  5,674         $  1,671
                                                                  ========         ========

Noncash investing and financing activities:
  Dividends declared and unpaid                                   $    784         $  1,035
                                                                  ========         ========

  Acquisition of ACS Systems, Inc.:
   Assets acquired                                                                 $  3,694
   Liabilities assumed                                                               (1,013)
                                                                                   --------
   Value of stock issued                                                           $  2,681
                                                                                   ========





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


Note B - Dividends

On June 20, 1995, the Company's Board of Directors declared a cash dividend of $.07 per share, payable on July 21, 1995, to stockholders of record on July 11, 1995.


Note C - Authorization To Repurchase Common Stock and LYONs

On March 9, 1995, the Company announced that its Board of Directors authorized the additional repurchase, in the open market or in privately negotiated transactions, of up to 2 million shares of its common stock, or a comparable amount of the Company's Liquid Yield Option Notes (the "LYONs"). This is in addition to the 5 million shares or a comparable amount of LYONs previously authorized for repurchase by the Board of Directors -- 1 million shares on March 31, 1994, 1 million shares on June 14, 1994, and an additional 3 million shares on August 11, 1994. Any shares repurchased will initially be held by the Company. A limited number of shares may be used for various stock-based employee benefit programs and the remainder may be used for other general corporate purposes or held in treasury. As of August 10, 1995, the Company had repurchased 4,651,957 shares of its common stock for an aggregate price of $55.7 million, or $11.98 per share. Additionally, as of August 10, 1995, the Company had repurchased $48 million in maturity amount of LYONs for an aggregate price of $17.6 million, all of which were purchased in 1994.


Note D - Acquisitions

On March 8, 1995, the Company acquired the common stock of Western Title Company of Washington, an underwritten title agency with operations in King County (Seattle) and Snohomish County (Everett) in the state of Washington. Western Title Company of Washington was acquired from its selling shareholder for $3.2 million in cash. In addition, the Company also acquired an option to purchase a title plant in Pierce County (Tacoma), Washington. The acquired company operates as a subsidiary of the Company in King and Snohomish Counties under the name Fidelity National Title Company of Washington. The acquisition has been accounted for as a purchase.

On May 2, 1995, the Company acquired the common stock of Butte County Title Company, an underwritten title agency with operations in Butte County in the state of California. Butte County Title Company was acquired from its selling shareholders for $400,000 in cash. The acquired company operates as a subsidiary of the Company in Butte County. The acquisition has been accounted for as a purchase.

On June 14, 1995 the Company acquired certain assets of World Title Company ("WTC") for a purchase price to be determined based on the collection of certain accounts. In the case of trade accounts receivable acquired, the Company will retain 15% of amounts collected subsequent to the acquisition date and will remit the remaining 85% to the Department of Insurance of the State of California ("Department"). The Company has also acquired the open title orders of WTC as of the purchase date. The Company will retain 66.5% of amounts collected subsequent to the acquisition date and will remit the remaining 33.5% to the Department.

On June 19, 1995 the Company announced that it had entered into a letter of intent with Nations Holding Group to acquire one hundred percent of Nations Title Inc., a Kansas corporation. Nations Title Inc., together with its wholly owned subsidiaries Nations Title Insurance Company, Nations Title Insurance of New York Inc. and National Title Insurance of New York Inc., is the eighth largest title insurance underwriter and is in the business of underwriting and issuing title insurance policies and performing title related services such as escrow and trust activities in 49 states, Puerto Rico, Guam and the Virgin Islands.

Under the terms of the letter of intent, Fidelity National Financial will acquire one hundred percent of the outstanding stock of Nations Title Inc. from its sole shareholder, Nations Holding Group, for a purchase price in cash and Fidelity National Financial common stock equal to Nations Title Inc.'s adjusted book value determined in accordance with generally accepted accounting principles.

On June 22, 1995 the Company acquired 100% of the common stock of World Tax Service ("World Tax") from WTC Financial, the parent company of WTC, for $1.8 million. The Company had previously executed an Asset Option Agreement ("Agreement") with WTC Financial to acquire an option to purchase a 60% undivided interest in all of the assets of World Tax. In connection with the Agreement, WTC Financial was granted an option to purchase 100,000 shares of the Company's common stock at $14.50 per share. The option to purchase shares was acquired from WTC Financial as part of the World Tax transaction. This transaction has been accounted for as a purchase.


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Total revenue for the second quarter of 1995 decreased 26.7% to $95.5 million from $130.3 million in the second quarter of 1994 as a result of the significant decline in refinancing activity and a stagnation in residential resale and new home sale markets. This market downturn can be attributed to the steady increase in mortgage interest rates which resulted from actions taken by the Federal Reserve Board during 1994. The slowdown in real estate activity has caused a decrease in title orders and, thus, a reduction in title premiums, escrow fees and other title related revenue. In addition, it appears that the real estate/title insurance markets are returning to a seasonal nature in which the six-month period ended June 30 has historically been the slowest. Total revenue for the six-month period ended June 30, 1995 has decreased 34.8% to $178.6 million from $273.9 million for the six-month period ended June 30, 1994.

Interest and investment income decreased 28.6% to $3.5 million in the second quarter of 1995 from $4.9 million in the second quarter of 1994. Interest and investment income for the six-month period ended June 30, 1995 decreased 31.4% to $5.9 million from $8.6 million for the comparable 1994 period. The decrease in interest and investment income earned during the 1995 periods is primarily due to a decrease in average invested assets compared to the same periods in 1994. Net realized gains from the sale of investments were $510,000 in the second quarter of 1995 and $360,000 in the corresponding 1994 period. Also included in the second quarter of 1994 interest and investment income amount is a net gain on the early retirement of Liquid Yield Option Notes (LYONs) of $891,000. Net realized gains for the six-month periods ended June 30, 1995 and 1994, excluding the gain related to the LYONs, were $109,000 and $500,000, respectively.

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

Personnel costs include both base salaries and commissions paid to employees and are the most significant operating expense incurred by the Company. These costs generally fluctuate with the level of direct orders opened and closed and with the mix of revenue between direct and agency operations. Personnel costs, as a percentage of total revenue, have increased to 41.5% for the three-month period ended June 30, 1995 from 35.7% for the corresponding period in 1994. As a result of the reduction in title orders and title related business, the Company has taken significant measures to maintain appropriate personnel costs relative to revenue, as indicated in the decrease in personnel costs of approximately $6.9 million, or 14.8%, between the second quarters of 1995 and 1994. Personnel costs as a percentage of total revenue for the six-month period ended June 30, 1995 have increased to 41.6% from 35.9% for the corresponding 1994 period. However, personnel costs have decreased $24.1 million or 24.5% in the six-month period ended June 30, 1995 compared to the same period in 1994. The Company continues to monitor prevailing market conditions and will adjust its personnel levels as necessary, while positioning itself to take advantage of a real estate recovery as it occurs.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), escrow losses, courier services, computer services, professional services, general insurance, trade and notes receivable allowances and depreciation. Other operating expenses increased as a percentage of total revenue to 29.9% in the second quarter of 1995 from 25.5% in the second quarter of 1994. Other operating expenses as a percentage of total revenue for the six-month period ended June 30, 1995 have increased to 30.2% from 24.0% in 1994. In response to the current market environment, the Company has implemented aggressive cost control programs which will help maintain operating expense levels consistent with the levels of title related revenue production. However, certain fixed costs are incurred regardless of revenue levels which resulted in the percentage increases.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 75.0% of agency premiums in the second quarter of 1995 compared to 77.1% of agency premiums in the second quarter of 1994, and 76.1% and 77.0% of agency premiums for the six-month periods ended June 30, 1995 and 1994, respectively.

The provision for claim losses includes an estimate of anticipated title claims and major claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on the Company's historical loss experience and other relevant factors. The Company monitors its claims experience on a continual basis and adjusts the provision for claim losses accordingly. The Company believes, based on its loss development studies, that it will maintain the trend of favorable claim loss experience as a result of its underwriting and claims handling practices, as well as the refinancing business of prior years. Based on the Company's loss experience, in 1995 the Company has provided for claim losses at 7.0% of title insurance premiums prior to the impact of major claim expense and recoupments. Application of these factors resulted in a net provision for claim losses as a percentage of premiums of 6.8% and 8.0% for the three-month periods ended June 30, 1995 and 1994, respectively, and 6.9% and 8.1% for the six-month periods ended June 30, 1995 and 1994, respectively.

Interest expense is incurred by the Company in financing its capital asset purchases and certain acquisitions. Interest expense consists of interest related to the Company's outstanding debt and the amortization of original issue discount and debt issuance costs related to the LYONs issued in February 1994. Interest expense of "non-LYONs" debt totaled $965,000 and $550,000 for the three-month periods ended June 30, 1995 and 1994, respectively, and $2.2 million and $1.7 million for the six-month periods ended June 30, 1995 and 1994, respectively. The LYONs related component of interest expense amounted to $1.2 million for the second quarter of 1995 and $1.5 million for the second quarter of 1994, and $2.4 million and $2.2 million for the six-month periods ended June 30, 1995 and 1994, respectively. Interest expense and amortization expense increased in 1995 over 1994 primarily as a result of the LYONs offering and an increase in the average outstanding balance of a certain subsidiary's equipment outstanding debt. Increases in the prime interest rate, to which certain of the interest rates paid by the Company are indexed, also resulted in increased interest expense in 1995 over 1994.

Income tax expense (benefit) for the three-month periods ended June 30, 1995 and 1994, as a percentage of earnings (loss) before income taxes, was 22.8% and 31.5%, respectively and (52.0%) and 31.5% for the six-month periods ended June 30, 1995 and 1994, respectively. The 1995 benefit for the six-month period ended June 30, 1995 includes the impact of the extraordinary loss on extinguishment of debt. These fluctuations are primarily the result of the significant tax exempt component of the Company's investment portfolio and the related tax consequences of tax exempt income when the Company is not generating operating income.

In order to reduce interest expense incurred and interest rates paid, the Company determined to prepay the Senior Secured Notes (the "Senior Notes") issued in March 1993. Pursuant to the terms and conditions of the Senior Note Agreement, the Company has provided for the Make Whole Provision, as defined, and related expenses in the first quarter of 1995. This amount, $1.25 million, before related income taxes, has been reflected as an extraordinary item in the Condensed Consolidated Statement of Operations for the six-month period ended June 30, 1995.

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

One of the additional significant sources of the Company's funds is dividend and other distributions from its insurance subsidiaries. The insurance subsidiaries are restricted by state regulations in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which the Company's six title underwriters can pay dividends or make other distributions to the Company.

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


Part II:         OTHER INFORMATION

         Item 4.  Submission of Matters to Vote of Security Holders

                 On June 20, 1995, the Company held its annual meeting of stockholders pursuant to a Notice and Proxy Statement dated May 24, 1995. At the meeting, stockholders approved by a vote of 6,914,226 for, 502,586 against with 71,294 abstaining, an amendment to the Company's 1987 Employee Stock Purchase Plan (the "Plan") increasing shares available under the Plan and elected William A. Imparato (10,376,736 for and 30,091 withheld), Donald M. Koll (10,371,175 for and 35,652 withheld), Cary H. Thompson (10,376,723 for and 30,104 withheld), the slate of directors recommended by management.

         Item 6.  Exhibits and Reports on Form 8-K

                 (a)      Exhibits:

                 Exhibit 11 Computation of Primary and Fully Diluted Earnings Per Share

                 Exhibit 27   Financial Data Schedule

                 (b)      Reports on Form 8-K:

                 None