Form 10-Q
period 1995-09-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1995-11-14
CIK 809398

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

                  For the Quarter Ended September 30, 1995

                         Commission File Number 1-9396




                      FIDELITY  NATIONAL  FINANCIAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                               86-0498599
-------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                Identification Number)


17911 Von Karman Avenue, Irvine, California            92714
-------------------------------------------------------------------------
 (Address of principal executive offices)           (Zip Code)



                                (714) 622-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




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

          $.0001 par value common - 11,138,575 shares as of November 10, 1995

          Exhibit Index appears on page 11 of 12 sequentially numbered pages.

                                   FORM 10-Q

                                QUARTERLY REPORT

                        Quarter Ended September 30, 1995

                               TABLE OF CONTENTS



                                                                                 Page Number
                                                                                 -----------
Part I:  FINANCIAL INFORMATION

         Item 1.     Condensed Consolidated Financial Statements

              A.     Condensed Consolidated Balance Sheets as of                       3
                     September 30, 1995 and December 31, 1994

              B.     Condensed Consolidated Statements of Earnings                     4
                     for the three-month and nine-month periods ended
                     September 30, 1995 and 1994

              C.     Condensed Consolidated Statements of Cash Flows                   5
                     for the nine-month periods ended
                     September 30, 1995 and 1994

              D.     Notes to Condensed Consolidated Financial Statements              7


         Item 2.     Management's Discussion and Analysis of Financial                 8
                     Condition and Results of Operations


Part II: OTHER INFORMATION

         Items 1.-5. of Part II have been omitted because they are not applicable with respect to the current reporting period.

         Item 6.     Exhibits and Reports on Form 8-K                                 11





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       FIDELITY NATIONAL FINANCIAL, INC.
                       ---------------------------------
                                 (Registrant)



By:      /s/  Carl A. Strunk
     ---------------------------
     Carl A. Strunk
     Executive Vice President,
     Chief Financial Officer and                Date:  November 13, 1995
     Treasurer

Part I:  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements


              FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                                           September 30,           December 31,
                                                                               1995                    1994
                                                                           ------------            ------------
                                                                            (Unaudited)
                                               ASSETS
Investments:
  Fixed maturities:
    Held to maturity, at amortized cost                                      $ 26,169                $ 26,664
    Available for sale, at fair value                                          85,017                 149,111
                                                                             --------                --------
      Total fixed maturities                                                  111,186                 175,775
  Equity securities, at fair value                                             22,535                  15,482
  Other long-term investments, at cost,
    which approximates fair value                                               2,552                  16,000
  Short-term investments, at cost,
    which approximates fair value                                               7,375                     800
  Investments in real estate and partnerships, net                              9,017                   9,591
                                                                             --------                --------
         Total investments                                                    152,665                 217,648
Cash and cash equivalents                                                      68,102                  34,689
Trade receivables, net                                                         36,883                  28,495
Notes receivable, net                                                          15,840                  13,139
Prepaid expenses and other assets                                              35,055                  28,096
Title plants                                                                   41,749                  36,977
Property and equipment, net                                                    40,951                  39,534
Deferred income taxes                                                           6,791                  12,553
Income taxes receivable                                                         1,124                   6,988
                                                                             --------                --------
                                                                             $399,160                $418,119
                                                                             ========                ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities                                   $ 44,716                $ 48,114
  Notes payable                                                               136,091                 142,129
  Reserve for claim losses                                                    146,761                 153,306
                                                                             --------                --------
                                                                              327,568                 343,549

  Minority interest                                                               364                     616

Stockholders' equity:
  Preferred stock, $.0001 par value; authorized,
   3,000,000 shares; issued and outstanding, none                                  --                      --
  Common stock, $.0001 par value; authorized,
   50,000,000 shares in 1995 and 1994;
   issued, 15,796,539 in 1995 and 15,661,365 in 1994                                2                       2
  Additional paid-in capital                                                   57,868                  56,659
  Retained earnings                                                            67,925                  66,668
                                                                             --------                --------
                                                                              125,795                 123,329
  Net unrealized gains (losses) on investments                                  1,725                  (8,914)
  Less treasury stock, 4,698,957 shares in 1995 and
   3,303,100 shares in 1994, at cost                                           56,292                  40,461
                                                                             --------                --------
                                                                               71,228                  73,954
                                                                             --------                --------
                                                                             $399,160                $418,119
                                                                             ========                ========





           See notes to condensed consolidated financial statements.

              FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share data)




                                                     Three months ended                Nine months ended
                                                        September 30,                    September 30,
                                                  -------------------------        --------------------------
                                                    1995             1994            1995              1994
                                                  --------         --------        --------          --------
                                                         (Unaudited)                       (Unaudited)
REVENUE:
  Title insurance premiums                        $ 76,992         $ 84,281        $202,907          $286,850
  Escrow fees                                       14,349           11,564          35,017            41,512
  Other fees and revenue                            15,648           13,957          41,676            46,778
  Interest and investment income,
   including realized gains and losses               6,482            3,517          12,424            11,227
                                                  --------         --------        --------          --------
                                                   113,471          113,319         292,024           386,367
                                                  --------         --------        --------          --------

EXPENSES:
  Personnel costs                                   44,978           42,505         119,302           140,968
  Other operating expenses                          34,306           30,783          88,251            96,450
  Agent commissions                                 19,124           32,456          59,579           105,951
  Provision for claim losses                         5,016            2,394          13,643            18,830
  Interest expense                                   2,216            2,284           6,833             6,151
                                                  --------         --------        --------          --------
                                                   105,640          110,422         287,608           368,350
                                                  --------         --------        --------          --------

  Earnings before income taxes
   and extraordinary item                            7,831            2,897           4,416            18,017
  Income tax expense (benefit)                       1,958              580             (31)            5,311
                                                  --------         --------        --------          --------
  Earnings before extraordinary item                 5,873            2,317           4,447            12,706
  Extraordinary item -- loss on
   early retirement of Senior Notes,
   net of applicable income tax
   benefit of $437 in 1995, gain on
   early retirement of Liquid Yield
   Option Notes ("LYONs"), net of applicable
   income tax expense of $312 in 1994                   --               --            (813)              579
                                                  --------         --------        --------          --------
         Net earnings                             $  5,873         $  2,317        $  3,634          $ 13,285
                                                  ========         ========        ========          ========

  Primary earnings per share
   before extraordinary item                      $    .51         $    .16        $    .37          $    .82
  Extraordinary item -- loss on early
   retirement of Senior Notes, net of
   applicable income tax benefit in 1995,
   gain on early retirement of LYONs,
   net of applicable income tax
   expense in 1994                                $     --         $     --        $   (.07)         $    .04
                                                  --------         --------        --------          --------

  Primary earnings per share                      $    .51         $    .16        $    .31          $    .86
                                                  ========         ========        ========          ========

  Fully diluted earnings per share                $    .44         $    .16        $    .31          $    .84
                                                  ========         ========        ========          ========

  Primary weighted average
   shares outstanding                               11,589           14,589          11,880            15,436
                                                  ========         ========        ========          ========

  Fully diluted weighted
   average shares outstanding                       15,228           14,589          11,880            19,041
                                                  ========         ========        ========          ========

  Cash dividends per share                        $    .07         $    .07        $    .21          $    .21
                                                  ========         ========        ========          ========


           See notes to condensed consolidated financial statements.

              FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                         Nine months ended
                                                                                           September 30,
                                                                                     ------------------------
                                                                                       1995            1994
                                                                                     --------        --------
                                                                                            (Unaudited)
Cash flows from operating activities:
  Net earnings                                                                       $  3,634        $ 13,285
  Reconciliation of net earnings to net cash
   used in operating activities:
         Depreciation and amortization                                                  9,825           7,462
         Net increase (decrease) in reserve for claim losses                           (6,545)          1,435
         Increase (decrease) in provision for possible
          losses on real estate and notes receivable                                      295            (224)
         Gain on sales of investments                                                  (4,011)           (227)
         Amortization of LYONs original issue discount
           and debt issuance costs                                                      3,661           3,582
         Other                                                                           (148)           (266)
  Change in assets and liabilities, net of effects
   from acquisition of subsidiaries:
         Net (increase) decrease in trade receivables                                 (8,388)           1,577
         Net increase in prepaid expenses and other assets                            (7,058)          (4,669)
         Net decrease in accounts payable
          and accrued liabilities                                                     (3,074)         (15,093)
         Net (increase) decrease in income taxes                                       5,864           (7,705)
                                                                                    --------         --------
Net cash used in operating activities                                                 (5,945)            (843)
                                                                                    --------         --------

Cash flows from investing activities:
  Proceeds from sales of property and equipment                                        3,243               12
  Proceeds from sales of title plants                                                     24              271
  Proceeds from sales and maturities of investments:
    Held to maturity                                                                   2,310            1,390
    Available for sale                                                               183,350           96,302
  Collections of notes receivable                                                      2,397            1,729
  Additions to title plants                                                           (4,826)            (985)
  Additions to property and equipment                                                (13,708)         (20,038)
  Additions to investments:
    Held to maturity                                                                  (1,941)          (2,942)
    Available for sale                                                               (99,075)        (123,671)
    Other investments                                                                     --          (16,000)
  Additions to notes receivable                                                       (5,393)          (7,008)
  Investments in real estate and advances to partnerships                               (100)            (871)
  Acquisition of subsidiaries, net of cash acquired                                       --              161
  Purchase of ATIC preferred stock                                                        --          (15,500)
                                                                                    --------         --------
Net cash provided by (used in) investing activities                                   66,281          (87,150)
                                                                                    --------         --------





           See notes to condensed consolidated financial statements.
                                  (continued)

              FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                (In thousands)

                                                                                         Nine months ended
                                                                                           September 30,
                                                                                     -------------------------
                                                                                       1995             1994
                                                                                     --------         --------
                                                                                            (Unaudited)
Cash flows from financing activities:
  Borrowings                                                                         $ 46,284         $ 40,434
  Issuance of LYONs                                                                        --          101,337
  Repurchase of LYONs                                                                      --           (7,810)
  Debt service payments                                                               (55,884)         (43,127)
  Repurchase of treasury stock                                                        (15,831)         (26,508)
  Dividends paid                                                                       (2,701)          (2,145)
  Stock options exercised                                                               1,209            1,335
                                                                                     --------         --------
Net cash provided by (used in) financing activities                                   (26,923)          63,516
                                                                                     --------         --------

Net increase (decrease) in cash and cash equivalents                                   33,413          (24,477)
Cash and cash equivalents at beginning of period                                       34,689           42,731
                                                                                     --------         --------
Cash and cash equivalents at end of period                                           $ 68,102         $ 18,254
                                                                                     ========         ========

Supplemental cash flow information:
  Income taxes paid (refunded)                                                       $ (6,335)        $ 12,094
                                                                                     ========         ========

  Interest paid                                                                      $  8,437         $  3,423
                                                                                     ========         ========

Noncash investing and financing activities:
  Dividends declared and unpaid                                                      $    778         $    955
                                                                                     ========         ========

  Acquisition of ACS Systems, Inc.:
   Assets acquired                                                                                    $  3,694
   Liabilities assumed                                                                                  (1,013)
                                                                                                      --------
   Value of stock issued                                                                              $  2,681
                                                                                                      ========





           See notes to condensed consolidated financial statements.

              FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Financial Statements
--------------------------------------

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

Note B - Dividends
------------------

On September 14, 1995, the Company's Board of Directors declared a cash dividend of $.07 per share, payable on October 17, 1995, to stockholders of record on October 6, 1995.

Note C - Authorization To Repurchase Common Stock and LYONs
-----------------------------------------------------------

On March 9, 1995, the Company announced that its Board of Directors authorized the additional repurchase, in the open market or in privately negotiated transactions, of up to 2 million shares of its common stock, or a comparable amount of the Company's Liquid Yield Option Notes (the "LYONs"). This was in addition to the 5 million shares or a comparable amount of LYONs previously authorized for repurchase by the Board of Directors -- 1 million shares on March 31, 1994, 1 million shares on June 14, 1994, and an additional 3 million shares on August 11, 1994. Shares may be used for various stock-based employee benefit programs, other general corporate purposes or held in treasury. As of November 10, 1995, the Company had repurchased 4,698,957 shares of its common stock for an aggregate price of $56.3 million, or $11.98 per share. Additionally, as of November 10, 1995, the Company had repurchased $48 million in maturity amount of LYONs for an aggregate price of $17.6 million, all of which were purchased in 1994.

Note D - Acquisitions
---------------------

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

On June 14, 1995 the Company acquired certain assets of World Title Company ("WTC") for a purchase price to be determined based on the collection of certain accounts. In the case of trade accounts receivable acquired, the Company will retain 15% of amounts collected subsequent to the acquisition date and will remit the remaining 85% to the Department of Insurance of the State of California ("Department"). The Company has also acquired the open title orders of WTC as of the purchase date. The Company will retain 66.5% of amounts collected on open title orders subsequent to the acquisition date and will remit the remaining 33.5% to the Department.

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

On September 14, 1995 the Company announced that it had executed a definitive agreement with Nations Holding Group to acquire one hundred percent of Nations Title Inc., a Kansas corporation. Nations Title Inc., together with its wholly owned subsidiaries Nations Title Insurance Company, Nations Title Insurance of New York Inc. and National Title Insurance of New York Inc., is the eighth largest title insurance underwriter in the country and is in the business of underwriting and issuing title insurance policies and performing title related services such as escrow and trust activities in 49 states, Puerto Rico, Guam and the Virgin Islands.

Under the terms of the agreement, Fidelity National Financial will acquire one hundred percent of the outstanding stock of Nations Title Inc. from its sole shareholder, Nations Holding Group, for a purchase price of $21 million in cash and 160,000 shares of Fidelity National Financial common stock, which represents a discount from Nations Title Inc.'s book value as determined in accordance with generally accepted accounting principles.

Note E - Credit Facility
------------------------

On September 22, 1995 the Company announced that it had reached agreement on the terms of a $35 million credit facility with a banking syndicate led by Chase Manhattan Bank, N.A. The facility includes a $22 million term loan and a $13 million revolving credit facility. The $22 million term loan will be used to refinance existing higher rate indebtedness and for general corporate purposes. The $13 million revolving credit facility will be available to fund a portion of the Nations Title Inc. acquisition and to provide additional liquidity.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Total revenue for the third quarter of 1995 was $113.5 million compared to total revenue of $113.3 million for the third quarter of 1994. The composition of total revenue, however, has been impacted significantly by a change in the mix of business between direct and agency operations. Revenue derived from direct operations has increased offsetting a decrease in agency revenue. A continuing decline in mortgage interest rates positively impacted third quarter results and title order levels. The positive impact of these trends is evident in the Company's improved third quarter results. A change in market conditions, such as an increase or decrease in mortgage interest rates, impacts direct operations immediately, whereas agency operations report results on a cycle that lags direct operations by three to six months. As a result of this time lag in the agency operations reporting process, the full impact of the improved market conditions on agency operations has not been evident in third quarter 1995 revenue. In addition, it appears that the real estate/title insurance markets are returning to a more traditional pattern in which title orders fluctuate on a seasonal basis. Total revenue for the nine-month period ended September 30, 1995 has decreased 24.4% to $292.0 million from $386.4 million for the nine-month period ended September 30, 1994 as a result of the significant decline in real estate activity that was present in the first half of 1995 as compared to the first half of 1994 and the effect of the reporting lag on the 1995 and 1994 agency results. The market downturn was caused by the steady increase in mortgage interest rates which resulted from actions taken by the Federal Reserve Board during 1994. The slowdown in real estate activity caused a decrease in title orders, and, thus, a reduction in title premiums, escrow fees and other title related revenue.

Interest and investment income increased 85.7% to $6.5 million in the third quarter of 1995 from $3.5 million in the third quarter of 1994. Interest and investment income for the nine-month period ended September 30, 1995 increased 10.7% to $12.4 million from $11.2 million for the comparable 1994 period. The increase in interest and investment income earned during the three-month period is primarily due to an increase in net realized gains. Net realized gains from the sale of investments were $3.9 million in the third quarter of 1995 and were immaterial in the corresponding 1994 period. Included in the third quarter 1995 gain amount are net realized gains of $3.4 million related to the disposition of the Company's investment in US Facilities Corporation. Year to date 1995 and 1994 amounts are comparable primarily as a result of a decrease in interest income resulting from a decrease in average invested assets in 1995 offset by increased net realized gains. Net realized gains for the nine-month periods ended September 30, 1995 and 1994 were $4.0 million and $227,000, respectively.

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

Personnel costs include both base salaries and commissions paid to employees and are the most significant operating expense incurred by the Company. These costs generally fluctuate with the level of direct orders opened and closed and with the mix of revenue between direct and agency operations. Personnel costs, as a percentage of total revenue, have increased to 39.6% for the three-month period ended September 30, 1995 from 37.5% for the corresponding period in 1994. Personnel costs as a percentage of total revenue for the nine-month period ended September 30, 1995 have increased to 40.9% from 36.5% for the corresponding 1994 period. However, personnel costs have decreased $21.7 million or 15.4% in the nine-month period ended September 30, 1995 compared to the same period in 1994. The increases in personnel costs as a percentage of total revenue in the 1995 periods as compared to the 1994 periods can primarily be attributed to the increase in direct revenue and related expenses as compared to agency revenue, the agency reporting lag, the discontinuance of the Company's wage reduction and salary freeze program and certain staffing increases related to the increasing workload due to higher order counts. As a result of the conditions in the real estate market, the Company has taken significant measures to maintain appropriate personnel costs relative to revenue. The Company continues to monitor prevailing market conditions and will adjust its personnel levels as necessary, while positioning itself to take advantage of a real estate recovery as it occurs.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), escrow losses, courier services, computer services, professional services, general insurance, trade and notes receivable allowances and depreciation. Other operating expenses increased as a percentage of total revenue to 30.2% in the third quarter of 1995 from 27.2% in the third quarter of 1994, and have increased to 30.2% for the nine-month period ended September 30, 1995 from 25.0% in the comparable 1994 period. These increases can also be attributed to the increase in direct revenue and related expenses as compared to agency revenue and the agency reporting lag. In response to the current market environment, the Company has continued aggressive cost control programs which will help maintain operating expense levels consistent with the levels of title related revenue production. However, certain fixed costs are incurred regardless of revenue levels which resulted in the percentage increases.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 76.7% of agency premiums in the third quarter of 1995 compared to 77.2% of agency premiums in the third quarter of 1994, and 76.2% and 77.1% of agency premiums for the nine-month periods ended September 30, 1995 and 1994, respectively.

The provision for claim losses includes an estimate of anticipated title claims and major claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on the Company's historical loss experience and other relevant factors. The Company monitors its claims experience on a continual basis and adjusts the provision for claim losses accordingly. The Company believes, based on its recently completed loss development studies, that it will maintain the trend of favorable claim loss experience as a result of its underwriting and claims handling practices, as well as the predominant refinancing business of prior years. Based on the Company's loss experience, in 1995 and 1994 the Company has provided for claim losses at 7.0% of title insurance premiums prior to the impact of major claim expense and recoupments. Application of these factors resulted in a net provision for claim losses as a percentage of premiums of 6.5% and 2.8% for the three-month periods ended September 30, 1995 and 1994, respectively, and 6.7% and 6.6% for the nine-month periods ended September 30, 1995 and 1994, respectively. The 2.8% net provision for claim losses as a percentage of premiums in the third quarter of 1994 is the result of the factors above and an adjustment made in the third quarter of 1994 to adjust the year-to-date provision for claim losses to 7.0%.

Interest expense is incurred by the Company in financing its capital asset purchases and certain acquisitions. Interest expense consists of interest related to the Company's outstanding debt and the amortization of original issue discount and debt issuance costs related to the LYONs issued in February 1994. Interest expense of "non-LYONs" debt totaled $979,000 and $900,000 for the three-month periods ended September 30, 1995 and 1994, respectively, and $3.2 million and $2.6 million for the nine-month periods ended September 30, 1995 and 1994, respectively. The LYONs related component of interest expense amounted to $1.2 million for the third quarter of 1995 and $1.5 million for the third quarter of 1994, and $3.6 million for each of the nine-month periods ended September 30, 1995 and 1994. Interest expense, which includes the amortization of the LYONs original issue discount, increased in 1995 over 1994 primarily as a result of the LYONs offering and an increase in the average outstanding balance of a certain subsidiary's equipment outstanding debt. Increases in the prime interest rate, to which certain of the interest rates paid by the Company are indexed, also resulted in increased interest expense in 1995 over 1994.

Income tax expense (benefit) for the three-month periods ended September 30, 1995 and 1994, as a percentage of earnings before income taxes, was 25.0% and 20.0%, respectively and (14.8%) and 29.7% for the nine-month periods ended September 30, 1995 and 1994, respectively. The 1995 income tax benefit and 1994 income tax expense for the nine-month period ended September 30, 1995 and 1994, respectively, include the impact of the extraordinary gain (loss) on early retirement of debt.

In order to reduce interest expense incurred and interest rates paid, the Company prepaid the Senior Secured Notes (the "Senior Notes") issued in March 1993. Pursuant to the terms and conditions of the Senior Note Agreement, the Company provided for the Make Whole Provision, as defined, and related expenses in the first quarter of 1995. This amount, $1.25 million, before related income taxes, has been reflected as an extraordinary item in the Condensed Consolidated Statement of Income for the nine-month period ended September 30, 1995.

Liquidity and Capital Resources

The Company's cash requirements include debt service, operating expenses, taxes and dividends on its common stock. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds and short term bank borrowings through existing credit facilities.

One of the significant sources of the Company's funds is dividends from its insurance subsidiaries. The insurance subsidiaries are restricted by state regulations in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which the Company's six title underwriters can pay dividends or make other distributions to the Company.

The Company's insurance subsidiaries collect premiums and pay claims and operating expenses. Fluctuations in operating cash flows are primarily the result of increases or decreases in revenue. The insurance subsidiaries also have cash flow sources derived from investment income, repayments of principal and proceeds from sales and maturities of investments and dividends from subsidiaries. Positive cash flow from insurance subsidiaries is invested primarily in short term investments and medium term bonds. Short term investments held by the Company's insurance subsidiaries provide liquidity for projected claims and operating expenses.

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

In order to take advantage of market conditions, the Company's tax status and the interest rate environment, during the third quarter of 1995 the Company converted certain investments in tax-exempt fixed maturities to cash and cash equivalents. The Company is in the process of reinvesting these funds in taxable instruments.

Part II:       OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K

               (a)      Exhibits:

               Exhibit 11 Computation of Primary and Fully Diluted Earnings Per Share

               Exhibit 27 Financial Data Schedule

               (b)      Reports on Form 8-K:

               Current Report on Form 8-K dated September 29, 1995 relating to Fidelity National Financial, Inc. entering into a definitive agreement to acquire Nations Title, Inc. and Fidelity National Financial, Inc. entering into a $35 million syndicated credit facility.