Form 10-K
period 1995-12-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1996-03-25
CIK 809398

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)
/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           COMMISSION FILE NO. 1-9396

                       FIDELITY NATIONAL FINANCIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                DELAWARE                                             86-0498599
      (STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)
        17911 VON KARMAN AVENUE             92714                  (714) 622-5000
           IRVINE, CALIFORNIA             (ZIP CODE)      (REGISTRANT'S TELEPHONE NUMBER,
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        INCLUDING AREA CODE)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                               NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                                   ON WHICH REGISTERED
----------------------------------------              ----------------------------------------
     Common Stock, $.0001 par value                           New York Stock Exchange
  Liquid Yield Option Notes, due 2009,                        New York Stock Exchange
 zero coupon, convertible subordinated

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. / /

     As of March 18, 1996, 12,450,019 shares of Common Stock ($.0001 par value) were outstanding, and the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $139,236,010. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date.

     LOCATION OF EXHIBIT INDEX: The index to exhibits is contained in Part IV herein on page number 62.

     The information in Part III hereof is incorporated herein by reference to the Registrant's Proxy Statement on Schedule 14A for the fiscal year ended December 31, 1995, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                                       PAGE NO.
                                                                                       --------
PART I
           Item 1    Business.........................................................     1
           Item 2    Properties.......................................................    10
           Item 3    Legal Proceedings................................................    10
           Item 4    Submission of Matters to a Vote of Security Holders..............    11
PART II
           Item 5    Market for Registrant's Common Stock and Related Stockholder
                     Matters..........................................................    11
           Item 6    Selected Financial Data..........................................    13
           Item 7    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations............................................    16
           Item 8    Financial Statements and Supplementary Data......................    28
           Item 9    Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure.............................................    62
PART III
           Item 10   Directors and Executive Officers of the Registrant...............    62
           Item 11   Executive Compensation...........................................    62
           Item 12   Security Ownership of Certain Beneficial Owners and Management...    62
           Item 13   Certain Relationships and Related Transactions...................    62
PART IV
           Item 14   Exhibits, Financial Statement Schedules and Reports on Form
                     8-K..............................................................    62

                                     PART I

ITEM 1. BUSINESS

     Fidelity National Financial, Inc., through its principal subsidiaries (collectively, the "Company"), Fidelity National Title Insurance Company ("Fidelity Title"), which, in turn, is the parent company of Fidelity National Title Insurance Company of California ("Fidelity California") and Fidelity National Title Insurance Company of Tennessee ("Fidelity Tennessee"); Fidelity National Title Insurance Company of Pennsylvania ("Fidelity Pennsylvania"), which, in turn, is the parent company of American Title Insurance Company ("ATIC"); Fidelity National Title Insurance Company of New York ("Fidelity New York") and Fidelity National Title Insurance Company of Texas ("Fidelity Texas"), which was merged into Fidelity Title in December 1993, (collectively, the "Insurance Subsidiaries"); and its wholly owned underwritten title companies (collectively, the "UTCs"), including Fidelity National Title Company ("FNTC") and Fidelity National Title Company of California ("FNCAL"), is one of the largest national underwriters engaged in the business of issuing title insurance policies and performing other title related services such as escrow, collection and trust activities, real estate tax information services, trustee sale guarantees, foreclosure publishing and posting services and exchange intermediary services in connection with real estate transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments." Title insurance services are provided primarily through the Company's direct operations and otherwise through independent title insurance agents who issue title policies on behalf of the Insurance Subsidiaries. Title insurance is generally accepted as the most efficient means of determining title to, and the priority of interests in, real estate in nearly all parts of the United States. Today, virtually all real property mortgage lenders require their borrowers to obtain a title insurance policy at the time a mortgage loan is made or to allow the sale of loans in the secondary market.

INDUSTRY OVERVIEW

     Title Policies. Title insurance policies state the terms and conditions upon which a title underwriter will insure title to real estate. The beneficiaries of title insurance policies are generally buyers of real property or mortgage lenders. Most mortgage lenders require title insurance as a condition to making loans secured by real estate.

     Title insurance is different from other types of insurance because it relates to past events which affect title to property at the time of closing and not unforeseen future events. Prior to issuing policies, underwriters can reduce or eliminate future losses by accurately performing searches and examinations. Title insurance policies are issued on the basis of a preliminary title report or commitment. These reports are prepared after a search of public records, maps and other relevant documents to ascertain title ownership and the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. A visual inspection or survey of the property may also be made prior to the issuance of certain title insurance policies. To facilitate the preparation of preliminary reports without the necessity of manually searching public records, copies of public records, maps and other relevant historical documents are compiled and indexed in a "title plant." Each title plant relates to a particular county and is kept current on a daily or other periodic basis by the continual addition of copies of recorded documents which affect real property in the particular county. Title companies often subscribe to independent title information services to assist in the updating of their title plants and the maintenance of title records.

     The major expense of a title company is the search and examination function in preparing preliminary title reports, commitments and title policies; and not from claim losses associated with the issuance of said policies. The premium for title insurance is due in full at the closing of the real estate transaction and is based upon the purchase price of the property insured or the amount of the mortgage loan. Coverage under the policy generally terminates upon resale or refinance of the property. The terms of coverage have become relatively standardized in accordance with forms approved by state or national trade associations.

     DIRECT VS. AGENCY OPERATIONS. Preliminary title reports and commitments to issue policies are prepared by title underwriters or wholly owned underwritten title companies (direct operations) or by independent agents on behalf of the underwriters (agency operations). The terms and conditions upon which the real property will be insured are determined in accordance with the underwriting standards, policies and procedures of the title underwriter. In direct operations, the title underwriter issues the title insurance policy and retains the entire premium paid in connection with the transaction. In agency operations, the search and examination function is performed by an independent agent. The majority of the title premium collected is retained by the agent with the balance remitted to the title underwriter. Independent agents may select among several title underwriters based upon the amount of the premium "split" offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Expenses."

     THE TITLE POLICY PROCESS. A brief description of the process of issuing a title insurance policy, which usually occurs over a thirty to ninety day period, is as follows:

          (i) The customer, typically a real estate salesperson or broker, escrow agent or lender, places an order for a title policy.

          (ii) Sales personnel note the specifics of the order and place a request with the title department for a preliminary report (a commitment in the eastern United States).

          (iii) After the relevant historical data on the property is compiled, the title officer prepares a preliminary title report which documents (a) the current status of title and conditions affecting the property, (b) any exclusions, exceptions and/or limitations which the title underwriter might include in the policy and (c) specific issues which need to be addressed and resolved by the parties to the transaction before the title policy will be issued. The preliminary report is circulated to all the parties for satisfaction of any specific issues.

          (iv) After the specific issues identified in the preliminary report are satisfied, an escrow agent closes the transaction in accordance with the instructions of the parties and the title underwriter's conditions.

          (v) Once the transaction is closed and all monies have been released, the title underwriter issues the policies (a) to the owner and the lender, on a new home sale or resale transaction or (b) to the lender only, on a refinance transaction.

     LOSSES AND RESERVES. The maximum amount of liability under a title insurance policy is usually the face amount of the policy plus the cost of defending the insured's title against an adverse claim. The reserve for claim losses is based upon known claims, as well as losses the insurer expects to incur based on historical experience and other factors, including industry averages, claim loss history, legal environment, geographic considerations, expected recoupments and the types of policies written. The title underwriter establishes a reserve for each known claim based on a review and evaluation of potential liability.

     ECONOMIC FACTORS AFFECTING INDUSTRY. Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases. Other factors affecting real estate activity include demand, mortgage interest rates, family income levels and general economic conditions. While the level of sales activity was relatively depressed in certain geographical areas during the period 1991 through mid-1993, lower mortgage interest rates beginning in the latter part of 1991 triggered an increase in refinancing activity which continued at record levels through 1993 and into the first quarter of 1994. During 1994 and early 1995, steady interest rate increases caused by actions taken by the Federal Reserve Board, resulted in a significant decline in refinancing transactions and a stagnation in residential resales and new home sales. Since late 1995, decreases in mortgage interest rates and the resulting improvement in the real estate market have had a favorable effect on the level of real estate activity, including refinancing transactions, new home sales and resales. Although it is impossible to predict in what future direction interest rates and the real estate market may move or fluctuate, the Company believes that the current interest rate environment may positively impact the title insurance industry during 1996.

TITLE INSURANCE OPERATIONS

     The Insurance Subsidiaries are currently licensed to issue title insurance policies through direct operations and independent agents in all states (with the exception of Iowa) and the District of Columbia, the Bahamas, the Virgin Islands and Puerto Rico.

     The Company maintains direct operations in Arizona, California, Florida, Hawaii, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Oregon, Pennsylvania, Tennessee, Texas and Washington. "See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments." Direct operations are divided into approximately 75 branches consisting of more than 325 offices. Each branch processes title insurance transactions within its geographical area, which is usually a county boundary. Each branch is operated as a separate profit center.

     The Company also transacts title insurance business through a network of approximately 1,100 agents, primarily in those areas in which agents are the more accepted title insurance provider.

     The following table sets forth for the years 1995, 1994 and 1993, respectively, the approximate dollars and percentages of title insurance premium revenue by state according to records maintained by the Company for operating purposes:

                                                    YEARS ENDED DECEMBER 31,
                                ----------------------------------------------------------------
                                       1994                   1993                   1994
                                ------------------     ------------------     ------------------
                                 AMOUNT        %        AMOUNT        %        AMOUNT        %
                                --------     -----     --------     -----     --------     -----
                                                     (DOLLARS IN THOUSANDS)
    California................  $124,407      43.6%    $139,946      37.9%    $195,532      45.5%
    Texas.....................    28,761      10.1       39,368      10.7       38,522       9.0
    Pennsylvania..............    13,751       4.8       20,326       5.5       28,432       6.6
    Florida...................    16,141       5.7       24,786       6.7       27,142       6.3
    New York..................    17,436       6.1       26,683       7.2       22,669       5.3
    Arizona...................    15,462       5.4       17,125       4.6       19,591       4.5
    All others................    69,594      24.3      101,041      27.4       97,884      22.8
                                --------     -----     --------     -----     --------     -----
              Totals..........  $285,552     100.0%    $369,275     100.0%    $429,772     100.0%
                                ========     =====     ========     =====     ========     =====

     For the entire title insurance industry, 15 states accounted for 77.8% of title premiums written in the United States in 1994. California represented the single largest state with 18.5%. The Company is licensed and has operations in all 15 of these states. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

     MARKETING. The Company attempts to increase the volume of its title insurance business primarily through customer solicitation by sales personnel. The Company actively encourages its branch personnel to develop new business relationships with persons in the real estate community, such as real estate sales agents and brokers, financial institutions, independent escrow companies, real estate developers, mortgage brokers and attorneys. The Company's marketing efforts are also assisted by general advertising. The Company believes customer service is the most important factor in attracting and retaining customers, and measures customer service in terms of timeliness and accuracy in the delivery of services.

     DIRECT AND AGENCY OPERATIONS. The Company generates the majority of its revenue from its network of direct operations as opposed to relying on agency relationships, the latter being more common in the title industry. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview." The Company's direct operations generate higher margins than agency operations because the Company retains the entire premium from each transaction instead of paying commissions to agents and claim losses are less than in agency based operations because the Company controls the issuance of the title policy. Direct operations also provide additional sources of income, such as escrow, document preparation fees, reconveyance fees, real estate tax information fees, trustee sale guarantee fees, foreclosure publishing and posting fees and exchange intermediary fees.

     In 1995, 62.1% of the Company's title insurance premiums were generated by direct operations. In 1994 and 1993, 53.2% and 56.4%, respectively, of title insurance premiums were generated by direct operations. The percentage of title insurance premiums generated by agency operations was 37.9%, 46.8% and 43.6% in 1995, 1994 and 1993, respectively. The average percentage of premiums generated by agents and retained by the Company has increased to 23.7% in 1995 from 23.2% in 1994 and 21.4% in 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Expenses."

     The relationship between the Company and each agent is governed by an agency agreement which states the conditions under which the agent is authorized to issue a title insurance policy on behalf of the Company. The agency agreement also prescribes the circumstances under which the agent may be liable to the Company if a policy loss is attributable to errors made by the agent. The agency agreement typically is terminable upon 30 days' notice or immediately for cause. In determining whether to engage an independent agent, the Company considers the agent's experience, financial condition and loss history. Loss history is an important consideration in the Company's decision to initiate or continue agency relationships. The Company maintains financial and loss experience records for each agent and conducts periodic audits of its agents.

     On September 14, 1995, the Company announced that it had executed a definitive agreement with Nations Holding Group to acquire one hundred percent of Nations Title Inc. and its wholly owned subsidiaries Nations Title Insurance Company, Nations Title Insurance Company of New York and National Title Insurance Company of New York (collectively, "Nations Title Inc."), which is the eighth largest title insurer in the United States based on 1994 reported revenues of $297.0 million. Nations Title Inc. recorded revenues of $231.4 million in 1995. The acquisition of Nations Title Inc. is expected to close in the first quarter of 1996, following the final determination of the purchase price. The Company believes that the combination of its direct operations and Nations' strong agency network will provide a balance to Fidelity's title premium revenue between direct and agency, as well as hedge against future market downturns. The Company also believes that the acquisition of Nations Title Inc. should increase the Company's revenue and positively impact its balance sheet and margins due to the operating economies of the combined companies. The acquisition will also increase market share in areas where the Company has a limited presence, particularly in those areas where business is primarily agent driven, as well as in states where the Company has a strong market position. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

     ESCROW, TRUST AND OTHER TITLE RELATED SERVICES. The Company holds funds and documents in real estate transactions for delivery upon closing pursuant to the instructions of the respective parties to an escrow. The Company derives revenue from other ancillary services generated from direct operations, such as document preparation fees, reconveyance fees, recording fees, real estate tax information service fees, trustee sale guarantee fees, foreclosure publishing and posting fees and other title related fees. In a few cases, the Company leases its title plants to independent agents for their examination of title records for a rental or usage fee.

     TITLE LOSSES AND RESERVES. The Company believes that the level of risk undertaken pursuant to its underwriting standards is consistent with that of the industry. The maximum amount of liability under a title insurance policy is usually the face amount of the policy plus the cost of defending the insured's title against an adverse claim. The Company's reserve for claim losses includes known claims as well as losses the Company expects to incur, net of recoupments. Each known claim is reserved for on the basis of a review by the Company as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims which are incurred but not reported are provided for at the time premium revenue is recognized based on historical loss experience and other factors, including industry averages, claim loss history, current legal environment, geographic considerations and types of policies written. Claims greater than $500,000 ("major claims") are reserved for as they become known because the unique circumstances surrounding most major claims make it inherently impractical to predict the incidence and amount of such claims. The occurrence of a significant major claim in any given period could have a material adverse effect on the Company's financial condition and results of operations for such period. See "Reinsurance." Escrow losses are expensed when they become known.

     If a loss is related to a policy issued by an independent agent, the Company may proceed against the independent agent pursuant to the terms of the agency agreement. In any event, the Company may proceed against third parties who are responsible for any loss sustained under the title insurance policy, under rights of subrogation.

     The Company believes that its quality controls and focus on residential resale and refinance transactions have helped minimize the net title claims paid as a percentage of title insurance premiums ("net claims paid ratio"). The Company further reduces its losses by following aggressive recoupment procedures under rights of subrogation or warranties and by carefully reviewing all claims. The Company paid title claims, net of recoupments, of approximately $26.2 million, $23.3 million and $18.1 million in 1995, 1994 and 1993, respectively, representing 9.2%, 6.3% and 4.2% of title insurance premium revenue during such periods. The increase in the net claims paid ratio can be attributed to the development of claims and related payments over time. As payments related to prior years are made, particularly prior years in which premium volume was at higher levels than those generated in the current market, the net claims paid ratio increases as a simple percentage. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Expenses." There can be no assurance that the Company's current paid loss experience will continue at these levels.

     Courts and juries sometimes award damages against insurance companies, including title insurance companies, in excess of policy limits. Such awards are typically based on allegations of fraud, misrepresentation, deceptive trade practices or other wrongful acts commonly referred to as "bad faith." Although the Company has not experienced damage awards materially in excess of policy limits, the possibility of such bad faith damage awards may cause the Company to experience increased costs and difficulty in settling title claims.

     The Company generally pays losses in cash. In some instances claims are settled by purchasing the interest of the insured in the real property or the interest of the adverse claimant. Such interests are generally recorded as an asset on the Company's books at the lower of cost or fair value less selling costs and any related indebtedness is carried as a liability. At December 31, 1995, the amount of these interests was $7.4 million.

     REINSURANCE. In the ordinary course of business, the Company reinsures certain risks with other title insurers for the purpose of limiting its maximum loss exposure and also assumes reinsurance for certain risks of other title insurers for the purpose of earning additional income. The Company cedes or assumes a portion of certain policy liabilities under agent fidelity, excess of loss and case-by-case reinsurance agreements. Reinsurance agreements provide that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations. Reinsurance activity is not significant. See Note A of Notes to Consolidated Financial Statements.

     COMPETITION. The title insurance industry is highly competitive. The number and size of competing companies varies in the different geographic areas in which the Company conducts its business. In the Company's principal markets, competitors include other major title underwriters such as Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, First American Title Insurance Company, Lawyers Title Insurance Corporation, Old Republic Title Insurance Company and Stewart Title Guaranty Company, as well as numerous independent agency operations at the local level.

     Competition is based primarily on the quality and timeliness of service, since the parties to a real estate transaction are usually concerned with time schedules and costs associated with delays in closing the transaction. In those states where prices are not established by regulatory authorities the price of the title insurance policy is also a competitive factor. The Company believes that its competitive position is enhanced by its quality customer service and pricing.

     REGULATION. Title insurance companies are subject to extensive regulation under applicable state laws. Each insurance company is usually subject to a holding company act in its state of domicile which regulates, among other matters, the ability to pay dividends and investment policies. The laws of most states in which the Company transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting principles, financial practices, establishing reserve and capital and surplus requirements, defining suitable investments for reserves, capital and surplus and approving rate schedules. The Company has analyzed its current Insurance Subsidiary structure and the regulatory environments of the various states of domicile of the Insurance Subsidiaries. Based on this analysis the Company has implemented a program to merge certain of its Insurance Subsidiaries, resulting in two or three Insurance Subsidiaries as opposed to the current six. The Company is also reviewing the potential redomestication of certain Insurance Subsidiaries.

     Pursuant to statutory accounting requirements of the various states in which the Insurance Subsidiaries are qualified, they must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined on a quarterly basis by statutory formula based upon either the age and dollar amount of policy liabilities underwritten or the age and dollar amount of statutory premiums written. As of December 31, 1995, the combined statutory unearned premium reserve required and reported for the Insurance Subsidiaries was $121.5 million.

     The Insurance Subsidiaries are regulated by the insurance commissioners of their respective states of domicile. Regulatory examinations usually occur at three year intervals. Examinations have been completed for Fidelity Title and Fidelity California as of and for the three year period ended December 31, 1993.

     A preliminary report of examination has been received for Fidelity Title. The preliminary report, as forwarded to the Company by the State of Arizona Department of Insurance, indicates that the Arizona examiners are proposing adjustments that would impact Fidelity Title's statutory capital and surplus, as well as its amount available for dividends, if recorded. The Company is involved in ongoing discussions with the Arizona examiners and has reached a preliminary agreement with the Arizona examiners regarding these issues. The agreed upon adjustments have been considered in the calculation of dividend capability, statutory surplus and statutory income reported below.

     A final report of examination for Fidelity California as filed by the State of California Department of Insurance has been received by the Company. The report indicated that the examiners had adjustments which impacted the statutory capital and surplus of Fidelity California. In addition, these adjustments affected the Fidelity California amount available for dividends. Adjustments required as a result of the examination of Fidelity California have been considered in the calculation of dividend capability, statutory surplus and statutory income (loss) reported below.

     The Department of Insurance of the State of Florida has recently completed a triennial examination of ATIC as of and for the three year period ended December 31, 1994. The Company recently received a preliminary report of examination. The preliminary report, as forwarded to the Company by the Department of Insurance of the State of Florida, indicates that the examiners are proposing adjustments that could materially impact the statutory capital and surplus of ATIC. These adjustments have not been included in the 1995 Statutory Annual Statement as filed with insurance regulatory authorities. Certain of these proposed adjustments have been considered in the calculation of dividend capability, statutory surplus and statutory income (loss) reported below. In addition, since early 1995, the Company has effectively discontinued issuing ATIC insurance policies. Further, ATIC has recently entered into a voluntary consent order with the Department of Insurance of the State of Florida agreeing voluntarily to cease writing all new insurance business and to certain other conditions and restrictions. Policies issued through ATIC operations are underwritten by Fidelity Title.

     Statutorily calculated net worth determines the maximum insurable amount under any single title insurance policy. As of January 1, 1996, the statutory single policy maximum insurable amounts for Fidelity Title, Fidelity Pennsylvania, ATIC and Fidelity New York were $25.2 million, $30.0 million, $2.9 million and $25.0 million, respectively. There are no statutory single risk limits prescribed for Fidelity California or Fidelity Tennessee.

     The Insurance Subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the

Department of Insurance of their respective states of domicile. In the case of Fidelity Title, the total amount of dividends or distributions made in any twelve month period may not exceed the lesser of 10% of the surplus as regards policyholders as of the last day of the preceding year or the net investment income for the twelve month period ending the last day of the preceding year. In the case of Fidelity California, Fidelity Tennessee and Fidelity Pennsylvania, the total amount of dividends made in any twelve month period may not exceed the greater of 10% of the surplus as regards policyholders as of the last day of the preceding year or net income for the twelve month period ending the last day of the preceding year. In the case of ATIC, the total amount of dividends or distributions made in any twelve month period may not exceed 10% of the total of statutory unassigned funds plus the preceding year's statutory net income. In the case of Fidelity New York, the total amount of dividends and distributions is limited to surplus as regards policyholders, excluding capital stock, less fifty percent of statutory premium reserve as of the last day of the preceding year and capital contributions received in the latest five year period. As of January 1, 1996, Fidelity Title could pay dividends or make other distributions to the Company of $3,016,000. As of January 1, 1996, Fidelity California and Fidelity Tennessee could pay dividends or make distributions to Fidelity Title of $1,072,000 and $623,000, respectively. As of January 1, 1996, Fidelity Pennsylvania could pay dividends or make other distributions to the Company of $2,193,000. ATIC and Fidelity New York do not have any dividend capability as of January 1, 1996.

     The combined statutory capital and surplus of the Insurance Subsidiaries was $71,052,000, $85,553,000 and $92,548,000 as of December 31, 1995, 1994 and
1993, respectively. The combined statutory income (loss) of the Insurance Subsidiaries was $(699,000), $5,288,000 and $31,350,000 for the years ended December 31, 1995, 1994 and 1993, respectively. These amounts do not include certain of the proposed ATIC examination adjustments previously discussed.

     As a condition to continued authority to underwrite policies in the states in which the Insurance Subsidiaries conduct their business, the Insurance Subsidiaries are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, the Company's escrow and trust business is subject to regulation by various state banking authorities.

     Under Arizona law, minimum statutory requirements are $500,000 for capital and $250,000 for surplus. Under California law, the minimum statutory requirement is $500,000 for paid-in capital represented by shares of stock. Under Tennessee law, minimum statutory requirements are $100,000 for capital, and $500,000 for capital and surplus combined. Under Pennsylvania law, the minimum statutory requirements are capital of not less than $250,000, and paid in initial surplus at least equal to fifty percent of capital. Under Florida law, the minimum statutory requirement is surplus as to policyholders of not less than the greater of $1,500,000 or 10% of total liabilities. Under New York law, the minimum statutory requirement is $250,000 for capital and initial surplus. Each of the Company's title underwriters have complied with the minimum statutory requirements as of December 31, 1995, with the exception of ATIC, after considering the proposed examination adjustments previously discussed.

     In November 1995, the National Association of Insurance Commissioners ("NAIC") distributed the latest draft of the Title Insurers Model Act (the "Act"). The purpose of the Act is to provide guidance to the state insurance regulatory agencies relative to the effective regulation and supervision of the title insurance industry and title insurers. The Act addresses aspects of the title insurance industry from corporate structure and financial and accounting information to market conduct and legal standards. The effective date of the Act has not been specified in the draft of the Act. Certain provisions of the Act will be phased in over a multi-year period.

     The UTCs are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth and dividend capability. Minimum net worth of $7.5 million and $2.5 million is required for FNTC and FNCAL, respectively. In addition, the Company has agreed to notify the State of California Department of Insurance of dividend payments by FNTC and FNCAL greater than 30% of earnings before income taxes for a period of three years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

RATINGS

     The Insurance Subsidiaries are regularly assigned ratings by independent agencies designed to indicate their financial condition and/or claims paying ability. Financial data and other information is supplied to the rating agencies and subjected to quantitative and qualitative analyses from which the ratings were derived. Ratings of the Company's principal Insurance Subsidiaries, as assigned by Demotech, Inc. during 1995, are listed below.

                                                                       DEMOTECH, INC.
                                                                (FINANCIAL STABILITY RATING)
                                                                ----------------------------
        Fidelity Title........................................     A = Exceptional
        Fidelity Pennsylvania.................................     A = Exceptional
        Fidelity New York.....................................     A = Exceptional

INVESTMENT POLICIES AND INVESTMENT PORTFOLIO

     The Company's investment policy is designed to maintain a high quality portfolio, maximize current income, minimize interest rate risk and match the duration of the portfolio to the Company's liabilities. Most of the Company's investment assets qualify as "admitted assets" and for purposes of capital and surplus and unearned premium reserves as prescribed by various state insurance regulations. These investments are restricted by the state insurance regulations of their domiciliary states and are limited primarily to cash and cash equivalents, federal and municipal governmental securities, mortgage loans, certain investment grade debt securities, equity securities and real estate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     As of December 31, 1995 and 1994, the carrying amounts and fair value of total investments were $180.1 million and $180.1 million, $217.6 million and $216.0 million, respectively.

     It is the practice of the Company to purchase investment grade fixed maturity securities, as well as selected equity securities. The securities in the Company's portfolio are subject to economic conditions and normal market risks and uncertainties.

     The following table sets forth certain information regarding the investment ratings of the Company's fixed maturity portfolio at December 31, 1995 and 1994.

                                                              DECEMBER 31,
                         ---------------------------------------------------------------------------------------
                                            1995                                         1994
                         ------------------------------------------   ------------------------------------------
                         AMORTIZED      %         FAIR        %       AMORTIZED      %         FAIR        %
      RATINGS(1)           COST      OF TOTAL    VALUE     OF TOTAL     COST      OF TOTAL    VALUE     OF TOTAL
                         ---------   --------   --------   --------   ---------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
AAA....................  $  86,604      68.1%   $ 87,577      67.8%   $ 112,522      60.2%   $104,088      59.8%
AA.....................      7,753       6.1       7,963       6.1       46,079      24.7      43,646      25.1
A......................     30,849      24.2      31,623      24.5       25,991      13.9      24,257      13.9
Other..................      2,058       1.6       2,073       1.6        2,236       1.2       2,173       1.2
                          --------     -----    --------     -----     --------     -----    --------     -----
     Total.............  $ 127,264     100.0%   $129,236     100.0%   $ 186,828     100.0%   $174,164     100.0%
                          ========     =====    ========     =====     ========     =====    ========     =====

---------------

(1) Ratings as assigned by Standard & Poor's Corporation

     The following table sets forth certain information regarding the maturities of the Company's fixed maturity securities at December 31, 1995. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed maturity securities with an amortized cost of $46,956,000 and a fair value of $47,244,000 were callable at December 31, 1995.

                                                     AMORTIZED        %           FAIR          %
                     MATURITY                          COST        OF TOTAL      VALUE       OF TOTAL
                                                     ---------     --------     --------     --------
                                                                  (DOLLARS IN THOUSANDS)
One year or less...................................  $     843         0.7%     $    844         0.7%
After one year through five years..................     39,887        31.3        40,288        31.2
After five years through ten years.................     65,925        51.8        67,102        51.9
After ten years....................................     20,609        16.2        21,002        16.2
                                                      --------       -----      --------       -----
     Total.........................................  $ 127,264       100.0%     $129,236       100.0%
                                                      ========       =====      ========       =====

     Equity securities at December 31, 1995 and 1994 consist of investments in various industry groups as follows:

                                                             1995                    1994
                                                      -------------------     -------------------
                                                                   FAIR                    FAIR
                                                       COST        VALUE       COST        VALUE
                                                      -------     -------     -------     -------
                                                                (DOLLARS IN THOUSANDS)
Banks, trust and insurance companies................  $12,038     $13,071     $13,196     $10,374
Industrial, miscellaneous and all other.............   12,430      18,341       4,711       5,108
                                                      -------     -------     -------     -------
     Total..........................................  $24,468     $31,412     $17,907     $15,482
                                                      =======     =======     =======     =======

     The Company's investment results for the years ended December 31, 1995, 1994, and 1993 were as follows:

                                                                        DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                                   (DOLLARS IN THOUSANDS)
Net investment income(1)(2)................................  $ 15,014     $ 20,269     $ 14,160
Average invested assets(1).................................   233,831      303,615      214,995
Effective return on average invested assets(1).............       6.4%         6.7%         6.6%

---------------
(1) Excludes investments in real estate.

(2) Net investment income as reported in the Consolidated Statements of Earnings has been adjusted to provide the tax equivalent yield on tax exempt investments and to exclude gains and losses on the sale of investments. Realized capital gains (losses) totalled $5,213,000, $(3,086,000) and $4,246,000 in 1995, 1994 and 1993, respectively.

REAL ESTATE AND PROPERTY MANAGEMENT OPERATIONS

     The Company, principally through Manchester Development Corporation ("Manchester"), currently doing business as Orion Realty Group, a wholly-owned subsidiary, previously invested in various real estate projects directly and through partnerships. Some of these partnerships involve related parties. See Notes D and E of Notes to Consolidated Financial Statements. Manchester currently assists in the identification and leasing of space for operating purposes and manages property owned by the Company. The Company's investments in real estate and partnerships represented approximately 2.1% of the Company's assets at December 31, 1995.

EMPLOYEES

     As of December 31, 1995, the Company had approximately 4,100 full-time equivalent employees. The Company believes that its relations with employees are generally good.

ITEM 2. PROPERTIES

     During 1994, a subsidiary of the Company completed the purchase of a corporate home office building in Irvine, California, which houses the Company's corporate departments and various subsidiaries. The majority of the branch offices of the Company are leased from third parties. The remainder are owned by the Company, leased from partnerships in which the Company has an interest or leased from affiliates. As of December 31, 1995, the Company leased office and storage spaces in 192 locations in California, 35 in Texas, 31 in Florida, 26 in Arizona, 12 in Oregon, 9 in Pennsylvania, 8 in Nevada, 6 each in New York and North Carolina, 5 each in Michigan and New Mexico, 4 each in New Jersey and Washington, 2 each in Connecticut and Massachusetts, and one each in Georgia, Hawaii, Missouri, Tennessee and Virginia. See Note J of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages.

     In October 1992, Fidelity California filed an action for declaratory relief in U.S. District Court (Eastern District-Fresno, California) to determine its obligations and liabilities, if any, under a certain title insurance policy issued to National Westminster Bank U.S.A. ("NatWest") (Fidelity National Title Insurance Company of California v. National Westminster Bank U.S.A. and related counterclaim). NatWest filed a counterclaim for damages and certain equitable relief seeking compensatory damages of approximately $7,732,000, punitive damages in an unspecified amount, attorneys' fees, interest and costs. The Company has a reinsurance agreement in place that will reimburse the Company for all amounts paid in excess of $2.0 million. Fidelity California previously recorded a claim loss reserve related to this matter in the Consolidated Financial Statements. The primary issues concern whether Fidelity California's policy insured the priority of NatWest's deed of trust over certain mechanics' lien claims and whether Fidelity California had an obligation to defend and indemnify NatWest against an action by a mechanics' lien claimant to enforce its claim of lien. As part of a counterclaim lawsuit, NatWest has added allegations of breach of the covenant of good faith and fair dealing. Fidelity California believes that the policy and endorsements issued to the insured exclude coverage for mechanics' liens. In September 1994, a three week trial was concluded. The court had asked for post trial briefing, which was provided by the parties and the case was submitted for decision in September 1994. No ruling has been received from the court. Management believes that the ruling will not have a material adverse effect on Fidelity National Title Insurance Company of California or the Company.

     In August 1994, CommerceBank filed a lawsuit (the "Lawsuit") against Tustin Retail (a real estate partnership), Manchester (a general partner in Tustin Retail) and two officers of the Company (also general partners in Tustin Retail). The Lawsuit is essentially a judicial foreclosure under a deed of trust securing a $4,350,000 note dated February 18, 1992, to CommerceBank from Tustin Retail (the "Note"). In December 1995, the Federal Deposit Insurance Corporation, which took control of CommerceBank, submitted a bid at the property foreclosure auction and acquired the property for $2.9 million. A fair value hearing is scheduled for June 1996, in order to determine the remaining amount due under the Note, if any. The defendants believe that the value of the real property subject to the deed of trust securing the Note is sufficient to satisfy any amounts due under the Note, based on an independent appraisal of the property substantiating such value. The defendants intend to vigorously defend the Lawsuit if it cannot be settled. Management believes that the Lawsuit will not have a material adverse effect on Manchester or the Company.

     In December 1995, Giant Group, Ltd. ("Giant") instituted an action in the United States District Court for the Central District of California against the Company, the Company's Chief Executive Officer and others. Giant alleges that defendants have engaged in various unlawful activities, including trading on non-public confidential and/or inside information, misappropriating confidential and proprietary information from Giant and its affiliate Rally's Hamburgers, Inc. and violating the disclosure requirements of Section 13(d) of the Securities Exchange Act of 1934. On January 3, 1996, Giant filed a First Amended Complaint to its Federal action which adds to Giants' prior allegations. Among other things, Giant alleges that the defendants plan to gain control of Rally's assets by forcing Rally's into bankruptcy. On January 16, 1996, Fidelity and Mr. Foley answered the First Amended Complaint and filed counterclaims against Giant and all of its directors. Fidelity and Mr. Foley deny that they engaged in any unlawful activities, including, among other things, trading on non-public confidential and proprietary information from Giant or Rally's, or violating the disclosure requirements of Section 13(d) of the Securities Exchange Act of 1934. In their counterclaims Fidelity and Mr. Foley seek declaratory relief, injunctive relief and monetary damages with respect to certain of the counterclaims. On February 16, 1996, Fidelity and Mr. Foley filed a First Amended Counterclaim against Giant and each of its directors. The Company believes that Giant's allegations are totally without merit and intends to defend the action and pursue their counterclaims vigorously. The Company has made an offer to purchase Giant and already owns 14.8% of Giant's outstanding common stock. Giant declined the offer and Fidelity has announced that it intends to offer a slate of directors at Giant's next annual meeting.

     Management believes that no other actions depart from customary litigation incidental to the insurance business of the Company and that resolution of all such litigation will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the range of high and low closing prices for the Common Stock on the New York Stock Exchange. The high and low closing prices and the amount of dividends declared for the periods indicated have been retroactively adjusted for stock dividends and splits declared since the Company's inception.

                                                                                       DIVIDENDS
                                                                   HIGH      LOW       DECLARED
                                                                   ---       ---       ---------
Year ended December 31, 1995
  First quarter..................................................  $10 3/8    $9 1/8     $.064
  Second quarter.................................................   13 5/8     9 1/4      .064
  Third quarter..................................................   13 1/2    10 7/8      .064
  Fourth quarter.................................................   16 7/8    11 7/8      .070
Year ended December 31, 1994
  First quarter..................................................   23 1/4    15 7/8      .064
  Second quarter.................................................   16 3/8    11 1/2      .064
  Third quarter..................................................   12        10 1/8      .064
  Fourth quarter.................................................   11 1/4     9 1/8      .064

     On March 18, 1996, the last reported sale price of the Common Stock on the New York Stock Exchange Composite Tape was $15.25 per share. As of March 18, 1996, the Company had approximately 975 stockholders of record.

     Dividend Policy and Restrictions On Dividend Payments. Since the last quarter of 1987, the Company has consistently paid cash dividends on a quarterly basis, which payments have been made at the discretion of the Company's Board of Directors. On March 6, 1996, the Company's Board of Directors declared a cash dividend of $.07 per share which will be payable on May 3, 1996 to stockholders of record on April 15, 1996. The continued payment of dividends will depend upon operating results, business requirements, contractual restrictions, regulatory considerations and other factors. The Company anticipates the continued payment of dividends if and when declared. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Business -- Regulation."

     Contractual Restrictions on Dividend Payments. The Company's ability to pay dividends on its Common Stock is restricted by provisions contained in the Fidelity National Financial, Inc. Credit Agreement dated as of September 21, 1995. Based upon information derived from the December 31, 1995 Consolidated Financial Statements, the maximum amount available to pay dividends is $6,955,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources and Recent Developments." See Note G of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

     The historical operating results data, per share data and balance sheet data set forth below are derived from the Consolidated Financial Statements of the Company. Per share data has been retroactively adjusted for stock dividends and splits since the Company's inception. The Consolidated Financial Statements for years ended December 31, 1995, 1994, 1993, 1992 and 1991 have been audited by KPMG Peat Marwick LLP, independent certified public accountants. Audited Consolidated Balance Sheets at December 31, 1995 and 1994 and Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows for the years ended December 31, 1995, 1994, and 1993, and Notes thereto are included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                           YEARS ENDED
                                                                 ----------------------------------------------------------------
                                                                                           DECEMBER 31,
                                                                 ----------------------------------------------------------------
                                                                   1995         1994         1993          1992           1991
                                                                 (1)(2)(3)    (1)(2)(3)    (1)(2)(3)      (1)(3)          (3)
                                                                 --------     --------     --------     ----------     ----------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA)
                                                                                                        (RESTATED)     (RESTATED)
OPERATING RESULTS DATA:
  Revenue:
    Title insurance premiums...................................  $285,552     $369,275     $429,772      $288,646       $162,847
    Escrow fees................................................    49,723       52,260       69,982        56,038         34,116
    Other fees and revenue.....................................    56,954       59,351       60,958        43,285         27,096
    Interest and investment income, including realized gains
      (losses).................................................    17,616       11,918       14,671         4,308          2,265
                                                                 --------     --------     --------      --------       --------
                                                                  409,845      492,804      575,383       392,277        226,324
                                                                 --------     --------     --------      --------       --------
  Expenses:
    Personnel costs............................................   165,514      181,953      196,470       146,609         95,665
    Other operating expenses...................................   123,888      129,367      135,925       103,809         63,793
    Agent commissions..........................................    82,713      132,713      147,427        82,217         40,432
    Provision for claim losses.................................    19,031       27,838       39,220        31,894         13,589
    Interest expense...........................................     9,239        8,594        2,587         1,458          2,228
    Minority interest expense..................................        --           --        1,200           629             --
                                                                 --------     --------     --------      --------       --------
                                                                  400,385      480,465      522,829       366,616        215,707
                                                                 --------     --------     --------      --------       --------
  Earnings before income taxes and extraordinary item..........     9,460       12,339       52,554        25,661         10,617
  Income tax expense...........................................     1,828        2,594       16,259         8,367          3,999
                                                                 --------     --------     --------      --------       --------
  Earnings before extraordinary item...........................     7,632        9,745       36,295        17,294          6,618
  Extraordinary item, net of income taxes(4)(5)................      (813)       2,400           --            --             --
                                                                 --------     --------     --------      --------       --------
    Net earnings...............................................  $  6,819     $ 12,145     $ 36,295      $ 17,294       $  6,618
                                                                 ========     ========     ========      ========       ========
PER SHARE DATA:
  Earnings per share before extraordinary item.................  $    .59     $    .59     $   2.16      $   1.18       $    .54
  Extraordinary gain (loss), net of income taxes...............      (.06)         .15           --            --             --
                                                                 --------     --------     --------      --------       --------
    Net earnings per share, primary basis......................  $    .53     $    .74     $   2.16      $   1.18       $    .54
                                                                 ========     ========     ========      ========       ========
  Dividends per share..........................................  $    .25     $    .25     $    .22           .17       $    .14
  Weighted average shares outstanding (000s)...................    12,970       16,476       16,831        14,626         12,360
OTHER DATA:
  Direct operations market share(6)............................      20.3%        20.6%        18.3%         16.8%          17.1%
  Orders closed by direct operations...........................   302,000      335,000      464,000       349,000        210,000
  Average fee per file(7)......................................  $    790     $    750     $    710      $    740       $    760
  Provision for claim losses to title insurance premiums.......       6.7%         7.5%         9.1%         11.0%           8.3%
  Net claims paid ratio(8).....................................       9.2%         6.3%         4.2%          7.2%           6.0%
  Title related revenue:
    Percentage direct operations...............................      71.1%        62.6%        65.3%         72.6%          77.6%
    Percentage agency operations...............................      28.9%        37.4%        34.7%         27.4%          22.4%
    Employees at year end......................................     4,100        3,500        4,700         4,000          2,800
    Number of licensed states at year end......................        49           49           48            48             33
    Return on average equity before extraordinary
      item(4)(5)(9)............................................      10.0%        10.3%        40.3%         33.2%          19.6%
    Return on average equity including extraordinary
      item(4)(5)(9)............................................       9.0%        12.9%        40.3%         33.2%          19.6%
BALANCE SHEET DATA:
  Cash and cash equivalents....................................  $ 47,431     $ 34,689     $ 42,731      $ 48,375       $ 21,075
  Investments..................................................   180,082      217,648      236,533       107,215         20,116
  Total assets.................................................   405,063      418,119      396,279       252,441        126,637
  Notes payable................................................   136,047      142,129       52,769        26,266         30,483
  Reserve for claim losses.....................................   146,094      153,306      142,512       104,528         41,595
  Minority interest............................................       393          616       22,424        21,199            541
  Stockholders' equity.........................................    77,947       73,954      114,926        65,277         38,916

                                                   (Footnotes on following page)

---------------

(1) The Company acquired Fidelity Pennsylvania and ATIC on June 30, 1992. The selected financial data above includes the balance sheet accounts of Fidelity Pennsylvania and ATIC at December 31, 1995, 1994, 1993 and 1992 and the results of their operations for the years ended December 31, 1995, 1994 and 1993 and the six months ended December 31, 1992.

(2) The Company acquired Fidelity New York on March 17, 1993. See Note B of Notes to Consolidated Financial Statements. The selected financial data above includes the balance sheet accounts of Fidelity New York at December 31, 1995, 1994 and 1993 and the results of its operations for the years ended December 31, 1995 and 1994 and the period from March 17, 1993 through December 31, 1993.

(3) The Company acquired Agency Sales and Posting, Pente Enterprises, Inc. and Arizona Sales and Posting, Inc. (collectively, "ASAP") on December 7, 1993. This acquisition was accounted for as a pooling of interests, and certain Selected Financial Data has therefore been restated. See Note A of Notes to Consolidated Financial Statements. The Selected Financial Data above includes the balance sheet accounts of ASAP at December 31, 1995, 1994, 1993, 1992 and 1991, respectively, and the results of ASAP operations for the years then ended.

(4) During 1994, the Company recognized a $2.4 million extraordinary gain, net of related income taxes of $1.3 million related to the early retirement of $48 million maturity value of the Company's Liquid Yield Option Notes (the "LYONs") issued in February 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Extraordinary Item."

(5) During 1995, the Company recognized a $1.25 million extraordinary loss, net of related income taxes of $437,000 related to the early retirement of its Senior Secured Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Extraordinary Item."

(6) This estimate of direct operations market share is based upon the number of title recordings by the Company in the counties where the Company maintains direct operations and excludes title recordings by the Company's agents and excludes title recordings in eastern and southeastern states because such information is not available. The direct operations market share percentage has been weighted to give effect to the Company's related direct revenue in the applicable counties.

(7) Average fee per file is based upon title insurance premiums, escrow fees and certain other title related fees from direct operations divided by orders closed.

(8) The net claims paid ratio is the percentage resulting from total title claims paid, net of recoupments, divided by title insurance premiums.

(9) Percentage return on average equity is net earnings for the period divided by the simple average of total stockholders' equity as of the beginning and end of each year presented.

QUARTERLY FINANCIAL DATA

     Selected quarterly financial data is as follows:

                                                               QUARTERS ENDED
                                          ---------------------------------------------------------
                                          MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                                          ---------     --------     -------------     ------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    1995
    Revenue.............................  $  83,059     $ 95,494       $ 113,471         $117,821
    Earnings (loss) before income taxes
      and extraordinary item............     (4,737)       1,322           7,831            5,044
    Earnings (loss) before extraordinary
      item..............................     (2,447)       1,021           5,873            3,185
    Extraordinary item, net of
      income taxes......................       (813)          --              --               --
    Net earnings (loss).................     (3,260)       1,021           5,873            3,185
    Earnings (loss) per share before
      extraordinary item................       (.19)         .08             .46              .25
    Extraordinary item, net of
      income taxes......................       (.06)          --              --               --
    Primary earnings (loss) per share...       (.25)         .08             .46              .25
    Fully diluted earnings (loss) per
      share.............................       (.25)         .08             .40              .24
    Dividends per share.................        .06          .06             .06              .07
    1994
    Revenue.............................  $ 143,619     $129,429       $ 113,319         $106,437
    Earnings (loss) before income taxes
      and extraordinary item............      9,934        5,186           2,897           (5,678)
    Earnings (loss) before extraordinary
      item..............................      6,805        3,584           2,317           (2,961)
    Extraordinary item, net of
      income taxes......................         --          579              --            1,821
    Net earnings (loss).................      6,805        4,163           2,317           (1,140)
    Earnings (loss) per share before
      extraordinary item................        .39          .21             .15             (.20)
    Extraordinary item, net of
      income taxes......................         --          .03              --              .12
    Primary earnings (loss) per share...        .39          .24             .15             (.08)
    Fully diluted earnings (loss) per
      share.............................        .36          .24             .15             (.08)
    Dividends per share.................        .06          .06             .06              .06
    1993
    Revenue.............................  $ 110,353     $147,280       $ 154,245         $163,505
    Earnings before income taxes........      6,227       13,667          15,282           17,378
    Net earnings........................      4,304        9,451          10,461           12,079
    Net earnings per share..............        .28          .57             .61              .69
    Dividends per share.................        .05          .05             .06              .06

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere herein.

OVERVIEW

     The following table sets forth certain financial and other data for the years indicated:

                                                        YEARS ENDED DECEMBER 31,
                                                 --------------------------------------
                                                   1995           1994           1993
                                                 --------       --------       --------
                                                         (DOLLARS IN THOUSANDS)
        Total revenue..........................  $409,845       $492,804       $575,383
                                                 ========       ========       ========
        Total expenses.........................  $400,385       $480,465       $522,829
                                                 ========       ========       ========
        Earnings before extraordinary item.....  $  7,632       $  9,745       $ 36,295
        Extraordinary item -- gain (loss) on
          early retirement of debt, net of
          income taxes.........................      (813)         2,400             --
                                                 --------       --------       --------
        Net earnings...........................  $  6,819       $ 12,145       $ 36,295
                                                 ========       ========       ========
        Net claims paid ratio(1)...............      9.2%           6.3%           4.2%
        Return on average equity before
          extraordinary item(2)................     10.0%          10.3%          40.3%
        Return on average equity including
          extraordinary item(2)................      9.0%          12.9%          40.3%

---------------

(1) The net claims paid ratio is the percentage resulting from total title claims paid, net of recoupments, divided by title insurance premiums.

(2) Percentage return on average equity is net earnings for the period divided by the simple average of total stockholders' equity as of the beginning and end of each year presented.

     Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases. Other factors affecting real estate activity include demand, mortgage interest rates, family income levels and general economic conditions. While the level of sales activity was relatively depressed in certain geographical areas during the period 1991 through mid-1993, lower mortgage interest rates beginning in the latter part of 1991 triggered an increase in refinancing activity which continued at record levels through 1993 and into the first quarter of 1994. During 1994 and early 1995, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions and a stagnation in residential resales and new home sales. Since late 1995, decreases in mortgage interest rates and the resulting improvement in the real estate market have had a favorable effect on the level of real estate activity, including refinancing transactions, new home sales and resales.

     The following table sets forth information regarding title related revenue derived from direct operations and title related revenue derived from agency operations:

                                                             YEARS ENDED DECEMBER 31,
                                        -------------------------------------------------------------------
                                                      %                       %                       %
                                          1995     OF TOTAL       1994     OF TOTAL       1993     OF TOTAL
                                        --------   --------     --------   --------     --------   --------
                                                              (DOLLARS IN THOUSANDS)
Revenue from direct operations:
  Title insurance premiums............  $177,202      47.3%     $196,376      42.5%     $242,194      44.8%
  Escrow fees.........................    49,723      13.3        52,260      11.3        69,982      13.0
  Other title related fees and
     revenue..........................    39,117      10.5        40,534       8.8        40,648       7.5
                                        --------     -----      --------     -----      --------     -----
          Total.......................   266,042      71.1       289,170      62.6       352,824      65.3
Revenue from agency operations:
  Title insurance premiums............   108,350      28.9       172,899      37.4       187,578      34.7
                                        --------     -----      --------     -----      --------     -----
          Total title related
            revenue...................  $374,392     100.0%     $462,069     100.0%     $540,402     100.0%
                                        ========     =====      ========     =====      ========     =====

     During 1995, 1994 and 1993, 71.1%, 62.6% and 65.3%, respectively, of total title related revenue (excluding interest and investment income and non-title related other fees and revenue) was generated from direct operations. The Company focuses on direct operations because it retains the entire premium from each transaction and is able to generate additional sources of revenue by providing other title related services. The fluctuation in the percentage of revenue generated by direct operations versus the percentage of revenue generated by agency operations between 1995 and 1994 is due to several factors. During 1995, the Company terminated a number of agency relationships based on the Company's agency retention criteria. The Company continually monitors agency relationships for quality and productivity. Audits of agents are conducted on a periodic basis, and agents which do not meet the Company's standards are not retained. In addition, during 1995, the Company acquired certain former agents which were converted to direct operations. See "Recent Developments." Finally, in certain states where a significant amount of premium volume was generated, the Company operates on a direct basis. During 1994 agency operations generated a slightly larger percentage of total title related revenue as compared to 1993, primarily as a result of the increased contributions made by Fidelity Pennsylvania, ATIC and Fidelity New York.

     The Company's strategy of expanding into selected geographic markets through the acquisition of title insurance operations continued during the last three years. The Company's acquisition strategy includes the restructuring of acquired operations by focusing on direct operations in residential resale and refinance markets, enhancing sales and marketing efforts, minimizing net claim payments through stringent quality controls and effectively managing overhead costs.

RESULTS OF OPERATIONS

     REVENUE. The following table presents information regarding the components of the Company's revenue:

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                           1995           1994           1993
                                                         --------       --------       --------
                                                         (DOLLARS IN THOUSANDS, OTHER THAN FEE
                                                                       PER FILE)
Title insurance premiums...............................  $285,552       $369,275       $429,772
Escrow fees............................................    49,723         52,260         69,982
Other fees and revenue.................................    56,954         59,351         60,958
Interest and investment income, including
  realized gains (losses)..............................    17,616         11,918         14,671
                                                         --------       --------       --------
     Total revenue.....................................  $409,845       $492,804       $575,383
                                                         ========       ========       ========
Orders closed by direct operations.....................   302,000        335,000        464,000
Average fee per file from direct operations............  $    790       $    750       $    710

     Favorable mortgage interest rates in the latter part of 1991 through early 1994 triggered refinancing activity at record levels. Beginning in early 1994 through mid-1995, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions and a stagnation in residential resales and new home sales. Title orders and requests for title related services followed the market trend as expected. Since late 1995, decreases in mortgage interest rates and the resulting improvement in the real estate market have had a positive impact on the level of real estate activity. These factors have resulted in title premiums of $285.6 million, $369.3 million and $429.8 million, for 1995, 1994 and 1993, respectively. The difference in title insurance premiums between 1995 and 1994 of $83.7 million represents a decrease of 22.7%. Title insurance premiums decreased $60.5 million, or 14.1%, in 1994 from 1993.

     The average fee per file increased to $790 in 1995 from $750 in 1994, which had previously increased from $710 in 1993. The increase can be attributed to the change in the mix of business from refinance to resale. As mortgage interest rates increased due to the actions taken by the Federal Reserve Board, the refinancing trend ended. Thus, title business that was generated was primarily related to new home sale or resale transactions, which typically charge higher fees than refinancing transactions. Fees generated from refinancing transactions are generally less than fees generated from resale transactions because the base rate charged on such a policy is usually lower. Furthermore, one policy is issued to a lender in a refinance transaction and two policies are issued in a resale transaction (buyer and lender).

     The Company's direct operations generate escrow fees from holding funds and documents in connection with the closing of real estate transactions, as well as other fees and revenue. Other fees and revenue primarily include document preparation fees, reconveyance fees, real estate information fees, foreclosure publishing and posting fees, exchange intermediary fees and fees received by ACS Systems, Inc. See Note B of Notes to Consolidated Financial Statements.

     The trends in escrow fees are primarily related to the title insurance activity generated by the Company's direct operations. Escrow fees have fluctuated during the 1995, 1994 and 1993 years in a pattern generally consistent with the fluctuation in title insurance premiums. Escrow fees have decreased $2.6 million to $49.7 million in 1995, a 5.0% decrease from $52.3 million in 1994. The 1995 percentage decrease in escrow fees is not as significant as the percentage decrease in title premiums due to the change in the direct operation/agency business mix. See "Overview." Escrow fees decreased $17.7 million, or 25.3%, in 1994 from 1993 to $52.3 million from $70.0 million. The decrease in escrow fees in 1994 from 1993 is greater than the decrease in title insurance premiums due to the increase in agency title insurance premiums as a percentage of total title related revenue. Agency title insurance premiums do not generate escrow fees for the Company.

     Other fees and revenue remained relatively stable during the three year period ended December 31, 1995. During 1995, other fees and revenue decreased $2.4 million, or 4.0%, to $57.0 million from $59.4 million in 1994 and decreased $1.6 million, or 2.6%, to $59.4 million from $61.0 million in 1993. Other fees and revenue were generated at comparable levels in 1995 and 1994, primarily as a result of the type of business in 1995, which was primarily resale business, and the direct operation/agency business mix. See "Overview." Direct operations generate other fees and income. Thus, even in a year when overall title revenue may be down, the level of other fees and revenue can be maintained, depending on the direct operation/agency business mix. The consistency between years is primarily attributable to the nature of the revenues included and the current title insurance market environment which has shifted from a refinance to a resale oriented market. See "Recent Developments." In a resale transaction, other fees and revenues are greater than in a refinancing transaction.

     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. During 1995, interest and investment income increased $5.7 million, or 47.9%, to $17.6 million from $11.9 million in 1994. The tax adjusted yield decreased slightly, to 6.4% in 1995 compared to 6.7% in 1994, while average invested assets, excluding real estate, decreased 23.0%, or $69.8 million, to $233.8 million in 1995 from $303.6 million in 1994. The difference in investment results is primarily attributable to the net capital gains (losses) recorded in 1995 versus 1994. During 1995, the Company recognized $5.2 million in capital gains compared to $3.1 million in capital losses recognized in 1994. Included in the gain amount is a net $3.4 million gain realized upon the sale of the Company's US Facilities Corporation common stock holdings during the third quarter of 1995. See "Recent Developments."

In 1994, interest and investment income decreased 19.0%, or $2.8 million, to $11.9 million from $14.7 million in 1993. The tax adjusted yield increased only slightly, to 6.7% in 1994 compared to 6.6% in 1993, while average invested assets, excluding real estate, increased 41.2%, or $88.6 million, to $303.6 million in 1994 from $215.0 million in 1993. The difference in investment results is attributable to the net capital gain (loss) activity between the years. In 1994, the Company recognized $3.1 million of net capital losses. Included in this amount is $2.6 million of capital losses recognized in December 1994. During December 1994, the Company sold certain investments, totalling approximately $38.2 million, in order to reinvest the proceeds in higher yielding investment instruments and to fund the early retirement of the Company's LYONs at favorable market prices. See "Extraordinary Item." $4.2 million of capital gains realized on the sale of assets, primarily fixed maturity and equity securities, are included in interest and investment income for the 1993 year. See Note C of Notes to Consolidated Financial Statements.

     EXTRAORDINARY ITEM. During 1994, due to favorable market prices and the Company's belief that the Company's Common Stock and LYONs represent excellent investments, the Board of Directors authorized the Company to repurchase up to
5.5 million shares of its Common Stock or a comparable amount of its LYONs which are convertible into 21.095 shares of Common Stock per $1,000 maturity of LYONs. In accordance with this authorization, the Company purchased $48 million principal amount of LYONs at an average purchase price of $366.51 per $1,000 maturity of LYONs. As a result of the LYONs purchase transactions, the Company recorded an extraordinary gain on the early retirement of debt of $2.4 million, net of the related income tax effect. In March 1995, the board of directors authorized the repurchase of an additional 2.2 million shares of Common Stock or the equivalent amount of LYONs increasing the total amount authorized to 7.7 million shares or the equivalent amount of LYONs. See "Liquidity and Capital Resources" and "Recent Developments."

     EXPENSES. The following table presents the components of the Company's expenses:

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                           1995           1994           1993
                                                         --------       --------       --------
                                                                 (DOLLARS IN THOUSANDS)
Personnel costs........................................  $165,514       $181,953       $196,470
Other operating expenses...............................   123,888        129,367        135,925
Agent commissions......................................    82,713        132,713        147,427
Provision for claim losses.............................    19,031         27,838         39,220
Interest expense.......................................     9,239          8,594          2,587
Minority interest expense..............................        --             --          1,200
                                                         --------       --------       --------
          Total expenses...............................  $400,385       $480,465       $522,829
                                                         ========       ========       ========

     The Company's operating expenses primarily consist of personnel costs and other operating expenses which are incurred as title insurance orders are received and processed. Direct title insurance premiums and escrow fee revenue are recognized as income at the time the underlying real estate transaction closes. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate.

     Personnel costs include both base salaries and commissions paid to employees and are the most significant operating expense incurred by the Company. Personnel costs totalled $165.5 million, $182.0 million and $196.5 million for the years ended December 31, 1995, 1994 and 1993, respectively. These costs generally fluctuate with the level of direct orders opened and closed, and with the fluctuation in revenue between direct and agency operations. See "Overview" and "Revenue." Personnel costs, as a percentage of total revenue, have increased to 40.4% in 1995 from 36.9% in 1994, which had previously increased from 34.1% in 1993. These increases in personnel costs as a percentage of total title revenue can be attributed to the fluctuating market conditions in the title insurance industry. The Company has taken significant measures to maintain appropriate personnel levels and costs relative to the volume of business and revenues, as indicated by the $16.5 million, or 9.1% reduction in personnel costs between 1995 and 1994, and the $14.5 million, or 7.4%, reduction in personnel costs in 1994 as compared to 1993. The Company will not, however, compromise its customer service standards or quality controls in responding to market conditions. The Company continues to monitor the prevailing market conditions and will respond as necessary, while positioning itself to take advantage of the real estate recovery as it occurs.

     Other operating expenses primarily consist of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums and title related revenue in lieu of franchise and other state taxes), escrow losses, courier services, computer services, professional services, general insurance, trade and notes receivable allowances and depreciation. Other operating expenses increased as a percentage of total revenue to 30.2% in 1995 from 26.3% in 1994, which had previously increased from 23.6% in 1993. In response to market conditions, the Company implemented aggressive cost control programs in order to reduce operating expenses to levels consistent with the levels of title related revenue, however, certain fixed costs are incurred regardless of revenue levels, thus, resulting in the year over year percentage increases. The Company continues to be committed to these cost control measures. Total other operating expenses have decreased $5.5 million, or 4.3%, to $123.9 million in 1995 from $129.4 million in 1994. In 1994 operating expenses decreased $6.5 million, or 4.8%, from $135.9 million in 1993. See "Overview."

     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Accordingly, this expense increases as agent premiums increase.

     The following table illustrates the relationship of agent premiums and agent commissions:

                                                        YEARS ENDED DECEMBER 31,
                                    ----------------------------------------------------------------
                                           1995                   1994                   1993
                                    ------------------     ------------------     ------------------
                                     AMOUNT        %        AMOUNT        %        AMOUNT        %
                                    --------     -----     --------     -----     --------     -----
                                                         (DOLLARS IN THOUSANDS)
Agent premiums....................  $108,350     100.0%    $172,899     100.0%    $187,578     100.0%
Agent commissions.................    82,713      76.3      132,713      76.8      147,427      78.6
                                    --------     -----     --------     -----     --------     -----
  Premiums retained
     by the Company...............  $ 25,637      23.7%    $ 40,186      23.2%    $ 40,151      21.4%
                                    ========     =====     ========     =====     ========     =====

     The percentage of agent premiums retained by the Company varies according to regional differences in real estate closing practices and state regulations. The percentage of agent premiums retained by the Company has increased in each of the last three years primarily due to the Company's expansion of operations outside of California into states where underwriters' retained premiums are generally greater. As the Company continues to expand its operations in markets outside California, the Company believes it may retain a larger percentage of agent premiums.

     The provision for claim losses includes an estimate of anticipated title claims and major claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on the Company's historical loss experience and other relevant factors. The Company monitors its claims experience on a continual basis and adjusts the provision for claim losses accordingly. Based on Company loss development studies, the Company believes that as a result of its underwriting and claims handling practices, as well as the refinancing business of prior years, the Company will maintain the trend of favorable claim loss experience. Based on this information, in 1995 and 1994 the Company recorded a provision for claim losses of 7.0% of title insurance premiums prior to major claim expense, net of recoupments and the impact of premium rates and Company loss experience in the state of Texas. Premiums are generally higher in Texas for similar coverage than in other states, while loss experience is comparable. As a result, losses as a percentage of premiums are lower. These factors resulted in a net provision for claim losses of 6.7% and 7.5% in 1995 and 1994, respectively. In 1993 the Company provided for claim losses at 9.0% of title premiums prior to major claim expense, net of recoupments and the impact of premium rates and Company loss experience in the state of Texas. The net provision for claim losses was 9.1% in 1993.

  A summary of the reserve for claim losses follows:

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                           1995           1994           1993
                                                         --------       --------       --------
                                                                 (DOLLARS IN THOUSANDS)
Beginning balance......................................  $153,306       $142,512       $104,528
  Title claim loss provision related to:
     Current year......................................    23,901         38,575         32,773
     Prior years.......................................    (4,870)       (10,737)         6,447
                                                         --------       --------       --------
          Total title claim loss provision.............    19,031         27,838         39,220
  Title claims paid, net of recoupments related to:
     Current year......................................    (2,818)        (1,742)        (1,074)
     Prior years.......................................   (23,425)       (21,521)       (17,046)
                                                         --------       --------       --------
          Total title claims paid, net of
            recoupments................................   (26,243)       (23,263)       (18,120)
  Reserves assumed with Fidelity Pennsylvania and
     ATIC(1)...........................................        --          6,219             --
  Reserves assumed with Fidelity New York..............        --             --         17,632
  Income tax adjustment................................        --             --           (748)
                                                         --------       --------       --------
Ending balance.........................................  $146,094       $153,306       $142,512
                                                         ========       ========       ========
Provision for title claim losses to title insurance
  premiums.............................................       6.7%           7.5%           9.1%
Net claims paid ratio..................................       9.2%           6.3%           4.2%

---------------

(1) See Note A of Notes to Consolidated Financial Statements.

     Interest expense is incurred by the Company in financing its capital asset purchases and certain of its acquisitions. Interest expense consists of interest related to the Company's outstanding debt and the amortization of original issue discount and debt issuance costs related to the LYONs issued in February 1994. Interest expense on "non-LYONs" debt totaled $4.3 million, $3.8 million and $2.6 million for the years 1995, 1994 and 1993, respectively. The LYONs related component of interest expense amounted to $4.9 million and $4.8 million for 1995 and 1994, respectively. Interest expense increased in 1995 over 1994 primarily as a result of an increase in the average outstanding balance of a certain subsidiary's equipment outstanding debt and increases in the prime interest rate, to which certain of the interest rates paid by the Company are indexed. See "Recent Developments." Interest expense and amortization expense increased in 1994 over 1993 as a result of the LYONs offering and due to the $22.5 million of Senior Secured Notes issued in a private placement in March 1993, in connection with the acquisition of Fidelity New York (formerly Security Title and Guaranty Company) which were outstanding the entire period. See Note B of Notes to Consolidated Financial Statements. Furthermore, an increase in the average outstanding balance of a subsidiary's equipment line of credit and increasing interest rates also resulted in increased interest expense in 1994 over 1993.

     Minority interest expense in 1993 represents primarily accrued dividends for the year on $20.0 million of ATIC's Redeemable Series A Preferred Stock ("ATIC Preferred Stock"), held by Fidelity Pennsylvania's former parent, at an adjusted rate of 6.0% per annum. The ATIC Preferred Stock was purchased by the Company in March 1994. See Note A of Notes to Consolidated Financial Statements.

     Income tax expense for 1995, 1994 and 1993, as a percentage of earnings before income taxes, including the extraordinary loss in 1995 and extraordinary gain in 1994, was 16.9%, 24.2% and 30.9%, respectively. See "Extraordinary Item." The decrease in income tax expense as a percentage of earnings before income taxes, including the extraordinary item is attributable to a change in the mix of net income. In 1995 and 1994, investment income, including net capital gains (losses), represented the significant component of net income. In 1993, net income consisted of operating and investment income in relatively equal proportions. Based on the characteristics of the investment income, which includes a significant amount of tax exempt income, the effective income tax rate decreased. See Note H of Notes to Consolidated Financial Statements for additional information regarding income taxes.

     EXTRAORDINARY ITEM. In order to reduce interest expense incurred and interest rates paid, the Company prepaid the Senior Secured Notes (the "Senior Notes") issued in March 1993. Pursuant to the terms and conditions of the Senior Note Agreement, the Company provided for the Make Whole Provision, as defined, and related expenses in 1995. This amount, $1.25 million, before related income taxes, has been reflected as an extraordinary item in the Consolidated Statements of Earnings for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements include debt service, operating expenses, taxes and dividends on its Common Stock. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds, through cash received from subsidiaries as well as cash generated by investment securities and short term bank borrowings through existing credit facilities.

     Two of the significant sources of the Company's funds are dividends and distributions from its subsidiaries. As a holding company, the Company receives cash from its subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses it incurs. The reimbursements are executed within the guidelines of various management agreements among the Company and its subsidiaries. Fluctuations in operating cash flows are primarily the result of increases or decreases in revenue. See "Overview." The Company's Insurance Subsidiaries and UTCs collect premiums and pay claims and operating expenses. The Insurance Subsidiaries also have cash flow sources derived from investment income, repayments of principal and proceeds from sales and maturities of investments and dividends from subsidiaries. Positive cash flow from Insurance Subsidiaries is invested primarily in short term investments and medium term bonds. Short term investments held by the Company's Insurance Subsidiaries provide liquidity for projected claims and operating expenses. The Insurance Subsidiaries are restricted by state regulations in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which the Company's six title underwriters can pay dividends or make other distributions to the Company. The UTCs are also regulated by insurance regulatory or banking authorities. Positive cash flow from the UTCs is invested primarily in cash and cash equivalents.

     The short and long term liquidity requirements of the Company, Insurance Subsidiaries and UTCs are monitored regularly to match cash inflows with cash requirements. The Company, Insurance Subsidiaries and UTCs forecast their daily cash needs and periodically review their short and long term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

     For purposes of satisfying insurance regulatory requirements, the Company is required to maintain certain levels of readily marketable securities and other liquid assets. At December 31, 1995, the fair value of the Company's total investment securities was $180.1 million. These investments consist of securities which the Company believes are readily marketable and could be liquidated if necessary. See "Business -- Investment Policies and Investment Portfolio."

     In order to take advantage of investment market conditions, the Company's tax status and the interest rate environment, during the third quarter of 1995 the Company converted certain investments in tax-exempt fixed maturities to cash and cash equivalents. The Company is in the process of reinvesting these funds in taxable instruments.

     During September 1995, the Company reached agreement on the terms of a $35 million credit facility with a banking syndicate led by Chase Manhattan Bank N.A. The facility includes a $22 million term loan and a $13 million revolving credit facility. The $22 million term loan has been used to refinance higher rate indebtedness and for general corporate purposes. The $13 million revolving credit facility is available to fund a portion of the Nations Title Inc. acquisition and for general corporate purposes. See "Recent Developments."

     In February 1994, the Company issued zero coupon, convertible subordinated Liquid Yield Option Notes due February 2009 at an interest rate of 5.5% with a principal amount at maturity of $235,750,000. Net proceeds to the Company were approximately $101,000,000. The proceeds were used for investment and general corporate purposes, including the repurchase of treasury shares. See Note G of Notes to Consolidated Financial Statements.

     In March 1993, the Company issued $22.5 million in Series A and B Senior Secured Notes due in April 1995, February 1998 and February 2000. The proceeds of this debt offering were used to purchase Fidelity New York. See Notes B and G of Notes to Consolidated Financial Statements for further details. In order to reduce interest expense incurred and interest rates paid, the Senior Notes were repaid during 1995. See "Results of Operations -- Extraordinary Item." In April 1993, the Company issued 1,402,000 shares of Common Stock, providing net proceeds to the Company of $17.8 million. The proceeds were used for general corporate purposes.

     During 1993, the Company acquired from outside lenders substantially all of Manchester's outstanding indebtedness. Additionally, Manchester had not been released from its general partnership obligations under a separate debt agreement of a real estate partnership in which it sold its interest in 1991. The amount outstanding under this agreement totalled $931,000 at December 31, 1995. During 1994, the lender on this project agreed to release Manchester by substituting the buyer as the obligor. No such release has yet been executed. The Company does not believe that Manchester will require additional capital contributions from the Company that will materially impact liquidity, nor will Manchester's operations materially impact the Company's results of operations.

     In the normal course of business certain of the Company's subsidiaries enter into off-balance sheet credit risk associated with certain aspects of its title insurance policies and Manchester's real estate activities. This credit risk is in the form of standby letters of credit and general partnership guarantees. The Company believes that this credit risk is adequately secured by either legal remedies associated with settlement procedures or the underlying real estate assets. See "Legal Proceedings" and Notes J and N of Notes to Consolidated Financial Statements.

     Recent Accounting Pronouncements. In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 ("Statement 115"), "Accounting for Certain Investments in Debt and Equity Securities." Statement 115 requires that investments be classified as "held to maturity," "available for sale" or "trading securities." Statement 115 defines investments in securities as "held to maturity" based upon a positive intent and ability to hold those securities to maturity. Investments held to maturity are reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in operations. Debt and equity securities not classified as "held to maturity" or "trading securities" are classified as "available for sale" and recorded at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders' equity, net of related income tax effect. The Company adopted Statement 115 on January 1, 1994 and the impact on the results of operations and financial position was not material. In November 1995, the Financial Accounting Standards Board Emerging Issues Task Force granted all entities a one-time opportunity to reconsider their ability and intent to hold securities accounted for under Statement 115 as held to maturity. This allows entities to transfer securities from the held to maturity category without "tainting" their remaining held to maturity securities. The Board emphasized that this would be a one-time event. The Company has reassessed the appropriateness of the classifications of securities held and has chosen to reclassify its held to maturity portfolio to available for sale in 1995, in order to provide additional investment portfolio management flexibility. The fair value of the securities transferred from the held to maturity portfolio to the available for sale portfolio totalled $25.5 million and resulted in an unrealized gain of $459,000, before applicable income taxes.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. Statement 121 requires that under certain conditions entities perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required and, if so, to measure the impairment. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the asset's carrying amount, an impairment loss is considered; if the sum of the expected future cash flows is more than the asset's carrying amount, an impairment loss cannot be recognized. Measurement of an impairment loss is based on the fair value of the asset. Statement 121 requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell, except for assets covered by the provisions of Accounting Pronouncements Board Opinion No. 30. Statement 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. The Company does not anticipate that the adoption of Statement 121 will have a material effect on the Consolidated Financial Statements.

     Statement of Financial Accounting Standards No. 123 ("Statement 123"), "Accounting for Stock-Based Compensation", was issued by the Financial Accounting Standards Board in October 1995. Statement 123 applies to all transactions in which an entity acquires goods or services by issuing instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans ("ESOPs"). Statement 123 covers transactions with employees and non-employees and is applicable to both public and non-public entities. Statement 123 establishes a new method of accounting for stock-based compensation arrangements with employees. The new method is a fair value method rather than the intrinsic value method that is contained in Accounting Pronouncements Board Opinion No. 25 ("Opinion 25"). However, the Statement does not require an entity to adopt the new fair value based method for purposes of preparing its basic financial statements. Entities are allowed (1) to continue to use the Opinion 25 method or
(2) to adopt the Statement 123 fair value based method. Once the fair value based method is adopted, an entity cannot change back to the Opinion 25 method. Also, the selected method applies to all of an entity's compensation plans and transactions. The Statement 123 fair value based method will result in higher compensation cost than the Opinion 25 intrinsic value based method for fixed stock option compensation plans and will result in a different compensation cost for variable stock option compensation plans. Sometimes the amount will be higher and sometimes the amount will be lower. Also, many employee stock purchase plans that are considered noncompensatory under Opinion 25 will be compensatory and result in the recognition of compensation costs under the fair value based method. For entities not adopting the Statement 123 fair value based method, the Statement creates a unique financial reporting situation. It requires entities that retain the Opinion 25 method for preparing their basic financial statements to display in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted. Thus, these entities are required to account for employee compensation arrangements by two different methods and must present two separate measures of results of operations. Statement 123 is effective for fiscal years beginning after December 15, 1995. The Company intends to continue using the Opinion 25 method when accounting for stock based compensation in its basic financial statements upon adoption of Statement 123. The Company will choose the pro forma disclosure method.

     Statement of Position 94-6 ("SOP 94-6"), "Disclosure of Certain Significant Risks and Uncertainties," was issued in December 1994. SOP 94-6 requires disclosures about certain risks and uncertainties that could significantly affect the amounts reported in an entity's financial statements in the near term and relate to: the nature of operations, the necessary use of estimates in the preparation of financial statements and significant concentrations in certain aspects of the entity's operations. SOP 94-6 is applicable to financial statements of both public and non-public companies, but does not cover governmental entities. SOP 94-6 is effective for financial statements issued for fiscal years ending after December 15, 1995. The Company has included SOP 94-6 related disclosures in its 1995 Consolidated Financial Statements.

     RECENT DEVELOPMENTS. In February 1994, the Company issued zero coupon, convertible subordinated Liquid Yield Option Notes due February 2009 with a principal amount at maturity of $235,750,000 at an interest rate of 5.5%. Net proceeds to the Company were approximately $101,000,000. The proceeds were used for investment and general corporate purposes, including the repurchase of treasury shares.

     On March 31, 1994, the Company purchased from Meridian Bank the ATIC Preferred Stock for $15.5 million, which represented a discount of approximately $6.2 million. As part of the agreement with Meridian Bank to purchase the ATIC Preferred Stock, the Company released Meridian Bank from its obligations to provide an additional $11 million in claims protection pursuant to the purchase agreement for

Fidelity Pennsylvania and ATIC. The Company believes that the loss reserves for Fidelity Pennsylvania and ATIC, when combined with the $6.2 million reduction in the purchase price of the ATIC Preferred Stock, which has been added to reserves for claim losses, will be sufficient to meet pre-1992 policy claims. This $11 million, in addition to the $20 million of ATIC Preferred Stock, had been available as protection to offset claim losses on pre-1992 policies in excess of assumed reserves if necessary, and therefore any development on the pre-1992 policies had not been reflected in the Company's Statements of Earnings. Subsequent to the Company's purchase of the ATIC Preferred Stock, adverse or favorable loss development on these pre-1992 policies is reflected in the Consolidated Statements of Earnings of the Company.

     On April 21, 1994, the Company acquired all of the capital stock of ACS Systems, Inc. ("ACS"). The adjusted purchase price was 209,370 shares of Company Common Stock ($2.7 million), and certain future considerations of $900,000. ACS is a computer software development company engaged in the development and marketing of trust, escrow and title related software. The transaction has been accounted for as a purchase.

     On April 26, 1994, The Company announced that it had made a proposal to acquire the outstanding stock of US Facilities Corporation ("US Facilities") for $15 per share. After numerous discussions with the US Facilities Board of Directors relative to the Company's acquisition of, or additional investment in, US Facilities, the Company and US Facilities Board of Directors were unable to come to a mutually acceptable agreement. During the third quarter of 1995 the Company disposed of its US Facilities holdings, recording a net realized gain of approximately $3.4 million, which has been included in the Company's 1995 Consolidated Statement of Earnings.

     On June 15, 1994, the Company provided to MacFarlane Partners L.P., a registered real estate investment advisor under the Investment Advisor Act of 1940, approximately $5.8 million to finance the acquisition of Mellon/McMahan Real Estate Advisors, Inc. ("Mellon/McMahan") from Mellon Bank N.A. This financing was structured as the purchase of an investment asset, subject to certain put options, acquired from Mellon/McMahan and a secured loan of approximately $3.8 million. In addition, the Company received an interest in MacFarlane Partners. In January 1996, the loan was repaid, and the remaining investment was disposed of for its approximate book value.

     In a private transaction which occurred on June 17, 1994, the Company acquired 31 percent, or 578,716 shares, of Micro General Corporation Common Stock ("Micro General", traded on NASDAQ, symbol -- MGEN) for $868,000. As a condition of the acquisition, two Company representatives have been named to Micro General's Board of Directors. Micro General develops, manufactures and markets automated equipment for shipping and mailing operations. During 1996 the Company acquired an additional 152,500 shares of Micro General. 40,000 of these shares were acquired in a private transaction at a cost of $60,000, or $1.50 per share. The remaining 112,500 shares were acquired in the open market at a cost of $225,000, or $2.00 per share. The Company currently owns approximately 37.5% of the outstanding Micro General Common Stock. The ownership interest is accounted for under the equity method.

     Effective August 15, 1994, the Company executed an Asset Option Agreement with WTC Financial ("WTC") and World Tax Service ("World Tax") to acquire an option to purchase a 60 percent undivided interest in all of the assets of World Tax for $3 million. Additional terms of the transaction included an option to WTC, World Tax's parent company, to purchase 110,000 shares of the Company's Common Stock at $13.18 per share. The Company also agreed to provide World Tax with a working capital line of credit in the amount of $2 million to be utilized exclusively by World Tax to fund operating and expansion needs.

     On June 14, 1995, the Company acquired certain assets of World Title Company ("World") for a purchase price to be determined based on the collection of certain accounts. In the case of trade accounts receivable acquired, the Company will retain certain percentages of amounts collected subsequent to the acquisition date and will remit the remaining amounts to the Department of Insurance of the State of California (the "Department"). The Company has also acquired the open title orders of World as of the purchase date. The Company will retain certain percentages of amounts collected on open title orders subsequent to the acquisition date and will remit the remaining amounts to the Department.

     On June 22, 1995, the Company acquired 100% of the common stock of World Tax, now known as Fidelity National Tax Service, from WTC for $1.8 million. The Company had previously executed an Asset Option Agreement ("Agreement") with WTC to acquire an option to purchase a 60% undivided interest in all of the assets of World Tax for $3.0 million. In connection with the Agreement, WTC was granted an option to purchase 110,000 shares of the Company's Common Stock at $13.18 per share. The option to purchase shares was acquired from WTC as part of the World Tax transaction. This transaction has been accounted for as a purchase.

     During 1994, the Company paid $2.3 million in order to acquire a 100% ownership interest in an investment property where the Company had previously leased office space. The $2.3 million purchase price consisted of an $800,000 payment for the partnership interests of two third parties, and a $1.5 million payment to satisfy the then existing debt on the property. Two officers of the Company also held partnership interests in the property at the time of the acquisition. The partnership interests of the officers were transferred to the Company upon satisfaction of the debt. The Company disposed of the property during 1995 for its approximate book value.

     On March 8, 1995, the Company acquired the common stock of Western Title Company of Washington, an underwritten title company with operations in King County (Seattle) and Snohomish County (Everett) in the state of Washington. Western Title Company of Washington was acquired from its selling shareholder for $3.2 million in cash. In addition, the Company also has an option to purchase a title plant in Pierce County (Tacoma), Washington. The Washington acquisition will operate as a subsidiary of the Company in King and Snohomish Counties under the name Fidelity National Title Company of Washington. The acquisition has been accounted for as a purchase.

     On March 9, 1995, the Company announced that its board of directors authorized the additional repurchase, in the open market or in privately negotiated transactions, of up to 2.2 million shares of its Common Stock, or comparable amount of the Company's LYONs. This is in addition to the 5.5 million shares or comparable amount of LYONs previously authorized for repurchase by the board of directors -- 1.1 million shares on March 31, 1994, 1.1 million shares on June 15, 1994, and an additional 3.3 million shares on August 11, 1994. Any shares repurchased will initially be held by the Company. A limited number of shares may be used for various stock-based employee benefit programs, and the remainder will be used for other general corporate purposes. As of March 18, 1996, the Company had repurchased 5,168,853 shares of its Common Stock for an aggregate price of $56.3 million, or $10.89 per share. Additionally, as of March 18, 1996, the Company had repurchased $48 million in maturity amount of LYONs for an aggregate price of $17.6 million, all of which were purchased in 1994. The repurchase of the LYONs resulted in an extraordinary gain of $2.4 million which is net of related income taxes, unamortized debt issuance costs and amortized original issue discount, and is reflected in the 1994 Consolidated Statement of Earnings.

     On May 2, 1995, the Company acquired the common stock of Butte County Title Company, an underwritten title company with operations in Butte County in the state of California. Butte County Title Company was acquired from its selling shareholders for $400,000 in cash, which approximated book value. The acquired company operates as a subsidiary of the Company in Butte County, and is now known as Fidelity National Title Company of California. The acquisition has been accounted for as a purchase.

     On August 19, 1995, the Company acquired the common stock of Southern California Title Company, an underwritten title company with operations in Los Angeles County in the state of California. Southern California Title Company was acquired for $2.1 million in cash. The acquired company operates as a subsidiary of the Company in Los Angeles County and is now known as Fidelity National Title Company. The acquisition has been accounted for as a purchase.

     On September 14, 1995, the Company announced that it had executed a definitive agreement ("Agreement") with Nations Holding Group to acquire one hundred percent of Nations Title Inc., and its wholly owned subsidiaries Nations Title Insurance Company, Nations Title Insurance Company of New York and National Title Insurance Company of New York (collectively, "Nations Title Inc."), which is the eighth largest title insurer in the United States based on 1994 reported revenue of $297.0 million. Nations Title Inc. recorded revenue of $231.4 million in 1995. The acquisition of Nations Title Inc. is expected to close in the first quarter of 1996, following final determination of the purchase price. The Company believes that the combination of its direct operations and Nations' strong agency network will provide a balance to Fidelity's title premium revenue between direct and agency, as well as hedge against future market downturns. Once assimilated, this acquisition should increase the Company's operating efficiencies and produce certain economies of scale, resulting in increased profits and enhancing its balance sheet. The Nations acquisition will significantly increase market share in areas where Fidelity National Financial, Inc. and subsidiaries have a limited presence, particularly in those areas where business in primarily agent driven, as well as in states where the Company currently has a strong position, while increasing its presence in the key title insurance states.

     Under the terms of the Agreement, Fidelity National Financial, Inc. will acquire one hundred percent of the outstanding stock of Nations Title Inc. from its sole shareholder, Nations Holding Group, for a purchase price of $21 million in cash and 176,000 shares of Fidelity National Financial, Inc. Common Stock, subject to certain purchase price adjustments as defined in the Agreement.

     On September 22, 1995, Fidelity National Financial, Inc. announced that it had reached agreement on the terms of a $35 million credit facility with a banking syndicate led by Chase Manhattan Bank N.A. The facility includes a $22 million term loan and a $13 million revolving credit facility. The $22 million term loan has been used to refinance higher rate indebtedness and for general corporate purposes. The $13 million revolving credit facility is available to fund a portion of the Nations Title Inc. acquisition. The Company is pleased with the level of confidence the banks have in Fidelity's long-term outlook and believes that the willingness of the banks to enter into this $35 million credit facility is an indication of Fidelity's overall financial strength. See Note G of Notes to Consolidated Financial Statements.

     On February 14, 1996, the Company offered Giant Group, Ltd. ("Giant") stockholders the right to exchange all of their shares of common stock of Giant for shares of the Company's Common Stock. Giant sent the Company a letter on February 22, 1996, indicating that the Giant Board of Directors had rejected the offer.

     On March 1, 1996, the Company delivered a Notice of Stockholder Intention to Submit Business to Giant. The Company intends to appear at Giant's 1996 Annual Meeting to elect four persons to the Board of Directors of Giant. Each of the four nominees has informed the Company that they believe it is in the best interests of the stockholders of Giant to merge into the Company. The Company currently owns 705,489 shares of the common stock of Giant (14.8%).

     On March 6, 1996, the Company's Board of Directors declared a cash dividend of $.07 per share which will be payable on May 3, 1996, to stockholders of record on April 15, 1996.

     SEASONALITY. Historically, the greatest volume of residential resale activity has occurred in the spring and summer months. However, events during the past five years, including numerous actions taken by the Federal Reserve Board, have caused unusual fluctuations in real estate activity, particularly in the seasonal pattern of residential resale and refinance activity. The Company cannot predict whether the historical pattern of residential resale and refinance activity will continue to be affected by such outside factors.

     INFLATION. To the extent real estate prices or mortgage interest rates increase due to inflationary factors, the Company's title insurance premium revenue generally increases because premiums are determined in part by the value of property or the amount of the mortgage loan. The Company's personnel costs and other operating expenses are also sensitive to inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL INFORMATION

                                                                                  PAGE
                                                                                  NO.
                                                                                --------
    Independent Auditors' Report..............................................     29
    Consolidated Balance Sheets as of December 31, 1995 and 1994..............     30
    Consolidated Statements of Earnings for the years ended December 31, 1995,
      1994 and 1993...........................................................     31
    Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 1995, 1994 and 1993........................................     32
    Consolidated Statements of Cash Flows for the years ended
      December 31, 1995, 1994 and 1993........................................     33
    Notes to Consolidated Financial Statements................................     34

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Fidelity National Financial, Inc.

     We have audited the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1995. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity National Financial, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                                  KPMG PEAT MARWICK LLP

Orange County, California
February 26, 1996

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
ASSETS
Investments:
  Fixed maturities:
     Held to maturity, at amortized cost...............................  $     --     $ 26,664
     Available for sale, at fair value.................................   129,236      149,111
                                                                         --------     --------
          Total fixed maturities.......................................   129,236      175,775
  Equity securities, at fair value.....................................    31,412       15,482
  Other long-term investments, at cost, which approximates fair
     value.............................................................     2,627       16,000
  Short-term investments, at cost, which approximates fair value.......     8,148          800
  Investments in real estate and partnerships, net.....................     8,659        9,591
                                                                         --------     --------
          Total investments............................................   180,082      217,648
Cash and cash equivalents (including certificates of deposit of $3,173
  in 1995 and $3,075 in 1994)..........................................    47,431       34,689
Trade receivables (less allowance of $3,471 in 1995 and $2,029 in
  1994)................................................................    39,801       28,495
Notes receivable, net (including $2,104 in 1995 and $1,320 in 1994 with
  affiliated parties)..................................................    15,926       13,139
Prepaid expenses and other assets......................................    43,908       28,616
Title plants...........................................................    41,725       36,977
Property and equipment, net............................................    33,740       39,014
Deferred income taxes..................................................        --       12,553
Income taxes receivable................................................     2,450        6,988
                                                                         --------     --------
                                                                         $405,063     $418,119
                                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities.............................  $ 44,549     $ 48,114
  Notes payable........................................................   136,047      142,129
  Reserve for claim losses.............................................   146,094      153,306
  Deferred income taxes................................................        33           --
                                                                         --------     --------
                                                                          326,723      343,549
  Minority interest....................................................       393          616
Stockholders' equity:
  Preferred stock, $.0001 par value; authorized, 3,000,000 shares;
     issued and outstanding, none......................................        --           --
  Common stock, $.0001 par value; authorized, 55,000,000 shares in 1995
     and 1994; issued, 17,439,263 in 1995 and 17,227,402 in 1994.......         2            2
  Additional paid-in capital...........................................    58,098       56,659
  Retained earnings....................................................    70,273       66,668
                                                                         --------     --------
                                                                          123,329      128,373
  Net unrealized gains (losses) on investments.........................     5,866       (8,914)
  Less treasury stock, 5,168,853 shares in 1995 and 3,633,410 shares in
     1994, at cost.....................................................    56,292       40,461
                                                                         --------     --------
                                                                           77,947       73,954
  Commitments and contingencies........................................
                                                                         --------     --------
  Subsequent events....................................................  $405,063     $418,119
                                                                         ========     ========

                See notes to consolidated financial statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
REVENUE:
  Title insurance premiums.................................  $285,552     $369,275     $429,772
  Escrow fees..............................................    49,723       52,260       69,982
  Other fees and revenue...................................    56,954       59,351       60,958
  Interest and investment income, including realized gains
     (losses)..............................................    17,616       11,918       14,671
                                                             --------     --------     --------
                                                              409,845      492,804      575,383
                                                             --------     --------     --------
EXPENSES:
  Personnel costs..........................................   165,514      181,953      196,470
  Other operating expenses.................................   123,888      129,367      135,925
  Agent commissions........................................    82,713      132,713      147,427
  Provision for claim losses...............................    19,031       27,838       39,220
  Interest expense.........................................     9,239        8,594        2,587
  Minority interest expense................................        --           --        1,200
                                                             --------     --------     --------
                                                              400,385      480,465      522,829
                                                             --------     --------     --------
  Earnings before income taxes and extraordinary item......     9,460       12,339       52,554
  Income tax expense.......................................     1,828        2,594       16,259
                                                             --------     --------     --------
     Earnings before extraordinary item....................     7,632        9,745       36,295
  Extraordinary item -- gain (loss) on early retirement of
     debt, net of applicable income tax expense (benefit)
     of $(437) in 1995 and $1,292 in 1994..................      (813)       2,400           --
                                                             --------     --------     --------
     Net earnings..........................................  $  6,819     $ 12,145     $ 36,295
                                                             ========     ========     ========
  Earnings per share before extraordinary item.............  $    .59     $    .59     $   2.16
  Extraordinary item -- gain (loss) on early retirement of
     debt, net of applicable income tax expense
     (benefit).............................................      (.06)         .15           --
                                                             --------     --------     --------
     Net earnings per share................................  $    .53     $    .74     $   2.16
                                                             ========     ========     ========
  Weighted average shares outstanding......................    12,970       16,476       16,831
                                                             ========     ========     ========

                See notes to consolidated financial statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                NET
                                     COMMON STOCK     ADDITIONAL             UNREALIZED    TREASURY STOCK
                                    ---------------    PAID-IN     RETAINED    GAINS      ----------------
                                    SHARES   AMOUNT    CAPITAL     EARNINGS   (LOSSES)    SHARES   AMOUNT
                                    ------   ------   ----------   -------   ----------   -----   --------
Balance, December 31, 1992........  14,972   $    2    $ 33,540    $31,978    $     332     243   $    575
  Sale of common stock............   1,251       --      17,472         --           --    (151)      (355)
  Exercise of stock options.......     112       --         466         --           --     (92)      (220)
  Cash in lieu of fractional
     shares.......................      --       --          --         (8)          --      --         --
  Net unrealized gains on
     investments..................      --       --          --         --        3,490      --         --
  Distributions to ASAP
     stockholders.................      --       --          --     (5,066)          --      --         --
  Issuance of common stock for
     ASAP acquisition and
     conversion of ASAP from S to
     C corporation................     483       --       1,186     (1,186)          --      --         --
  Cash dividends ($.22 per
     share).......................      --       --          --     (3,575)          --      --         --
  Net earnings....................      --       --          --     36,295           --      --         --
                                    ------      ---     -------    -------     --------   -----   --------
Balance, December 31, 1993........  16,818        2      52,664     58,438        3,822      --         --
                                    ------      ---     -------    -------     --------   -----   --------
  Exercise of stock options.......     257       --       1,314         --           --      --         --
  Net unrealized losses on
     investments..................      --       --          --         --      (12,736)     --         --
  Purchase of ACS Systems,
     Inc. ........................     165       --       2,681         --           --      --         --
  Purchase of treasury stock......      --       --          --         --           --   3,633    (40,461)
  ASAP purchase price
     adjustment...................     (13)      --          --         --           --      --         --
  Cash dividends ($.25 per
     share).......................      --       --          --     (3,915)          --      --         --
  Net earnings....................      --       --          --     12,145           --      --         --
                                    ------      ---     -------    -------     --------   -----   --------
Balance, December 31, 1994........  17,227        2      56,659     66,668       (8,914)  3,633    (40,461)
                                    ------      ---     -------    -------     --------   -----   --------
  Exercise of stock options.......     168       --       1,439         --           --      --         --
  Net unrealized gains on
     investments..................      --       --          --         --       14,780      --         --
  Purchase of treasury stock......      --       --          --         --           --   1,536    (15,831)
  ACS Systems, Inc. purchase price
     adjustment...................      44       --          --         --           --      --         --
  Cash dividends ($.25 per
     share).......................      --       --          --     (3,214)          --      --         --
  Net earnings....................      --       --          --      6,819           --      --         --
                                    ------      ---     -------    -------     --------   -----   --------
Balance, December 31, 1995........  17,439   $    2    $ 58,098    $70,273    $   5,866   5,169   $(56,292)
                                    ======      ===     =======    =======     ========   =====   ========

                See notes to consolidated financial statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1995        1994        1993
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $   6,819   $  12,145   $  36,295
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................     13,469      11,207       6,048
     Net increase (decrease) in reserve for claim losses....     (7,212)      4,575      21,100
     Amortization of LYONs original issue discount and
       issuance costs.......................................      4,916       4,701          --
     Provision for possible losses on real estate and notes
       receivable...........................................        158        (159)      3,223
     Equity in (gains) losses of unconsolidated
       partnerships.........................................        (72)        134         239
     Minority interest expense..............................         --          --       1,200
     (Gain) loss on sales of assets.........................     (5,213)      3,086      (4,246)
  Changes in assets and liabilities, net of effects from
     acquisitions:
     Net increase in trade receivables......................    (11,306)     (7,086)     (2,692)
     Net increase in prepaid expenses and other assets......     (5,702)     (3,143)     (3,962)
     Net increase (decrease) in accounts payable and accrued
       liabilities..........................................     (3,547)    (11,375)     10,007
     Net increase (decrease) in income taxes................      7,673      (7,860)       (688)
                                                              ---------   ---------   ---------
          Net cash provided by (used in) by operating
            activities......................................        (17)      6,225      66,524
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in real estate and partnerships...............       (100)       (151)       (580)
  Proceeds from investment securities:
     Held to maturity (principally maturities of
       securities)..........................................      2,310       2,252       1,693
     Available for sale.....................................    214,524     112,435      91,413
  Proceeds from sales of other assets.......................      3,442         301       1,190
  Collections of notes receivable...........................      3,035       2,465       1,272
  Additions to title plants.................................     (1,719)       (987)       (470)
  Additions to property and equipment.......................     (9,655)    (25,233)    (11,134)
  Additions to notes receivable.............................     (5,980)     (8,135)     (2,610)
  Purchases of investment securities:
     Held to maturity.......................................     (1,941)     (3,668)     (2,551)
     Available for sale.....................................   (151,305)   (115,748)   (193,417)
  Distributions from partnerships...........................         --          30          --
  Investment in ATIC preferred stock........................         --     (15,500)         --
  Acquisitions of businesses, net of cash acquired..........    (11,363)     (1,130)      6,320
                                                              ---------   ---------   ---------
          Net cash provided by (used in) investing
            activities......................................     41,248     (53,069)   (108,874)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings................................................     48,285     130,652      42,441
  Debt service payments.....................................    (59,150)    (27,287)    (15,956)
  Retirement of LYONs.......................................         --     (17,592)         --
  Gain on early retirement of LYONs.........................         --      (3,692)         --
  Dividends paid............................................     (3,232)     (4,132)     (3,218)
  Exercise of stock options.................................      1,439       1,314         466
  Issuance (purchase) of treasury stock, net................    (15,831)    (40,461)        220
  Stock offering proceeds, net..............................         --          --      17,827
  Cash in lieu of fractional shares.........................         --          --          (8)
  Distributions to ASAP stockholders........................         --          --      (5,066)
                                                              ---------   ---------   ---------
          Net cash provided by (used in) financing
            activities......................................    (28,489)     38,802      36,706
                                                              ---------   ---------   ---------
  Net increase (decrease) in cash and cash equivalents......     12,742      (8,042)     (5,644)
  Cash and cash equivalents at beginning of year............     34,689      42,731      48,375
                                                              ---------   ---------   ---------
  Cash and cash equivalents at end of year..................  $  47,431   $  34,689   $  42,731
                                                              =========   =========   =========

                See notes to consolidated financial statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    INFORMATION AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1992 IS RESTATED.

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following briefly describes the significant accounting policies of Fidelity National Financial, Inc. ("Fidelity Financial") and its subsidiaries (collectively, the "Company") which have been followed in preparing the accompanying Consolidated Financial Statements.

  Description of business

     Fidelity National Financial, Inc., through its principal subsidiaries (collectively, the "Company"), Fidelity National Title Insurance Company ("Fidelity Title"), which, in turn, is the parent company of Fidelity National Title Insurance Company of California ("Fidelity California"), and Fidelity National Title Insurance Company of Tennessee ("Fidelity Tennessee"); Fidelity National Title Insurance Company of Pennsylvania ("Fidelity Pennsylvania"), which, in turn, is the parent company of American Title Insurance Company ("ATIC"); Fidelity National Title Insurance Company of New York ("Fidelity New York") and Fidelity National Title Insurance Company of Texas ("Fidelity Texas"), which was merged into Fidelity Title in December 1993, (collectively, the "Insurance Subsidiaries"); and its wholly owned underwritten title companies (collectively, "the UTCs"), including Fidelity National Title Company ("FNTC") and Fidelity National Title Company of California ("FNCAL"), is one of the largest national underwriters engaged in the business of issuing title insurance policies and performing other title related services such as escrow, collection and trust activities, real estate tax information services, trustee sale guarantees, foreclosure publishing and posting services and exchange intermediary services in connection with real estate transactions. Title insurance services are provided primarily through the Company's direct operations and otherwise through independent title insurance agents who issue title policies on behalf of the Insurance Subsidiaries. Title insurance is generally accepted as the most efficient means of determining title to, and the priority of interests in, real estate in nearly all parts of the United States. Today, virtually all real property mortgage lenders require their borrowers to obtain a title insurance policy at the time a mortgage loan is made or to allow the sale of loans in the secondary market.

  Principles of consolidation and basis of presentation

     The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. The Company's investments in non-majority owned partnerships are accounted for on the equity method.

     In December 1993, the Company acquired, for 470,136 shares of Common Stock, all of the capital stock of a group of three companies Agency Sales and Posting, Pente Enterprises, Inc. and Arizona Sales and Posting, Inc. (collectively, "ASAP"), that are in the business of providing newspaper publication and posting of notices of real estate foreclosure sales, conducting such sales and providing publication of other legal notices. The transaction has been accounted for as a pooling of interests.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     The results of operations of the separate enterprises and the combined amounts presented in the Consolidated Financial Statements as a result of the pooling of interests are summarized below:

                                                                        YEAR ENDED
                                                                     DECEMBER 31, 1993
                                                                  -----------------------
                                                                  (DOLLARS IN THOUSANDS)
        Revenue:
          Fidelity National Financial, Inc. and subsidiaries....         $ 556,937
          ASAP..................................................            18,446
                                                                       -----------
          Combined..............................................         $ 575,383
                                                                       ===========
        Net earnings:
          Fidelity National Financial, Inc. and subsidiaries....         $  32,934
          ASAP..................................................             3,361(1)
                                                                       -----------
          Combined..............................................         $  36,295
                                                                       ===========

---------------
(1) Prior to the acquisition, Agency Sales and Posting and Arizona Sales and Posting, Inc. reported as S Corporations for income tax reporting purposes, with all earnings treated as if distributed to the stockholders and taxable to them. As a result, no provision for income taxes had been recorded by Agency Sales and Posting and Arizona Sales and Posting, Inc. prior to the acquisition by the Company. Pro forma adjustments have not been made to the results of operations to present income taxes which would otherwise have been incurred by these entities as these adjustments would be immaterial. See Note H.

  Cash and cash equivalents

     For purposes of reporting cash flows, highly liquid instruments purchased with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair value.

  Investments

     Fixed maturity securities are purchased to support the investment strategies of the Company, which are developed based on many factors including rate of return, maturity, credit risk, tax considerations and regulatory requirements. Prior to a reassessment of the investment strategy and subsequent reclassification of the held to maturity portfolio in 1995, the Company had the ability and intent to hold those fixed maturity securities which it had on deposit with regulatory authorities, and certain other fixed maturity securities, to maturity and carried them at amortized cost. See Note O. Those fixed maturity securities which may be sold prior to maturity to support the Company's investment strategies are carried at fair value and are classified as available for sale as of the balance sheet dates. Fair values for fixed maturity securities are principally a function of current interest rates and are based on quoted market prices. Care should be used in evaluating the significance of these estimated fair values.

     Equity securities are considered to be available for sale and carried at fair value as of the balance sheet dates. Fair values are based on quoted market prices.

     Other long term investments, which consist of investments in limited partnership interests in investment funds, are carried at cost, which approximates fair value.

     Short term investments, which consist primarily of securities purchased under agreements to resell, commercial paper and money market instruments, which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Investments in real estate and partnerships are generally held for investment purposes and are carried at cost in the absence of any other than temporary impairment in value. Investments in real estate which are held for sale, including real estate acquired through foreclosure of properties in satisfaction of commercial and real estate loans, are carried at the lower of cost or fair value less estimated costs to sell.

     Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Unrealized gains or losses on bonds and common stocks which are classified as available for sale that are considered temporary, net of applicable deferred income taxes (benefits), are excluded from income and credited or charged directly to a separate component of stockholders' equity. The carrying value for investments in the held to maturity and available for sale categories is reduced to estimated realizable value if the decline in fair value is deemed other than temporary. Such reductions are recognized as realized losses.

  Trade receivables

     The carrying amounts reported in the Consolidated Balance Sheets for trade receivables approximate their fair value.

  Fair value of financial instruments

     The fair values of financial instruments presented in the applicable notes to the Company's Consolidated Financial Statements are estimates of the fair values at a specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company does not necessarily intend to dispose of or liquidate such instruments prior to maturity.

  Title plants

     Title plants are recorded at the cost incurred to construct or obtain and organize historical title information to the point it can be used to perform title searches. Costs incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life if maintained. Sales of title plants are reported at the amount received net of the adjusted costs of the title plant sold. Sales of title plant copies are reported at the amount received. No cost is allocated to the sale of copies of title plants unless the value of the title plant is diminished.

  Property and equipment

     Property and equipment are recorded at cost, less depreciation. Depreciation is computed primarily using the straight-line method based on the estimated useful lives of the related assets which range from three to fifty years. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the applicable lease or the estimated useful lives of such assets.

  Cost in excess of net assets acquired and other intangible assets

     Intangible assets include cost in excess of net assets acquired, capitalized licensing costs and capitalized software costs and are amortized on a straight line basis over seven to forty years. At December 31, 1995, intangible assets consist of goodwill of $5,303,000 less accumulated amortization of $1,378,000, capitalized licensing costs of $2,458,000 and capitalized software of $8,710,000 less accumulated amortization of $604,000. Intangible assets at December 31, 1994 consist of goodwill of $5,270,000 less accumulated amortization of $1,263,000 and capitalized software of $539,000 less accumulated amortization of $20,000.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Impairment of intangible assets is monitored on a continual basis, and is assessed based on an analysis of the cash flows generated by the underlying assets. No impairment of intangible assets has been noted.

  Income taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("Statement 109"), "Accounting for Income Taxes." Statement 109 provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period enacted. The cumulative effect of the adoption of Statement 109 was not material at January 1, 1993, nor to the results of operations for the year ended December 31, 1993.

  Reserve for claim losses

     The Company's reserve for claim losses includes known claims as well as losses the Company expects to incur, net of recoupments. Each known claim is reserved for on the basis of a review by the Company as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims which are incurred but not reported are provided for at the time premium revenue is recognized based on historical loss experience and other factors, including industry averages, claim loss history, current legal environment, geographic considerations and type of policy written. Major claims (greater than $500,000) are evaluated and amounts greater than $500,000 are reserved for as they become known because the unique circumstances surrounding most major claims make it inherently impractical to predict the incidence and amount of such claims. The occurrence of a significant major claim in any given period could have a material adverse effect on the Company's financial condition and results of operations for such period. Escrow losses are expensed when they become known and are included in other operating expenses. See Note I.

     If a loss is related to a policy issued by an independent agent, the Company may proceed against the independent agent pursuant to the terms of the agency agreement. In any event, the Company may proceed against third parties who are responsible for any loss under the title insurance policy, under rights of subrogation.

     The terms of the Fidelity Pennsylvania (formerly Meridian Title Insurance Company) acquisition provided $31 million of additional claim loss protection for Fidelity Pennsylvania and ATIC policies issued on or before December 31, 1991. As part of the acquisition, Fidelity Pennsylvania paid its former parent company, Meridian Bank, a cash dividend of $11 million and Meridian Bank retained a $20 million investment in ATIC Redeemable Series A Preferred Stock ("ATIC Preferred Stock"). Under certain circumstances, Meridian Bank would be required to repay the Company some or all of the dividend and relinquish some or all of the redemption value of the ATIC Preferred Stock as reimbursement for excess claims incurred by Fidelity Pennsylvania and ATIC over the reserves established at December 31, 1991 for policies issued on or before December 31, 1991. On March 31, 1994, the Company purchased from Meridian Bank the ATIC Preferred Stock for $15.5 million, which represented a discount of approximately $6.2 million. As part of the agreement with Meridian Bank to purchase the ATIC Preferred Stock, the Company released Meridian Bank from its obligations to provide an additional $11 million in claims protection pursuant to the purchase agreement for Fidelity Pennsylvania and ATIC. The Company believes that the loss reserves for Fidelity Pennsylvania and ATIC, when combined with the $6.2 million reduction in the purchase price of the ATIC Preferred Stock, which has been added to reserves for claim losses, will be sufficient to meet pre-1992 policy claims. This $11 million, in addition to the $20 million of ATIC Preferred Stock, had been available as

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES protection to offset claim losses on pre-1992 policies in excess of assumed reserves if necessary, and therefore any development on the pre-1992 policies had not been reflected in the Company's Consolidated Statements of Earnings. Subsequent to the Company's purchase of the ATIC Preferred Stock, adverse or favorable loss development on these pre-1992 policies is reflected in the Consolidated Statements of Earnings of the Company.

  Reinsurance

     In the ordinary course of business, the Company reinsures certain risks with other insurers for the purpose of limiting its maximum loss exposure and also assumes reinsurance for certain risks of other insurers for the purpose of earning additional revenue. The Company cedes or assumes a portion of certain policy liabilities under agent fidelity, excess of loss, and case-by-case reinsurance agreements. Reinsurance agreements provide that in the event of a loss (including costs, attorneys' fees and expenses) exceeding the retained amounts, the reinsurer is liable for the excess amount assumed. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations. Reinsurance activity is not significant.

  Title, escrow, other fees and revenue and agent commissions

     Title insurance premiums, escrow fees and other fees and revenue are recognized as revenue at the time of closing of the related real estate transaction. Title insurance commissions earned by the Company's agents are recognized as an expense concurrently with premium recognition.

  Permitted statutory accounting practices

     Fidelity Title, domiciled in Arizona, prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Department of Insurance of the State of Arizona. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (the "NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

     The Company received written approval from the Department of Insurance of the State of Arizona to admit certain accounts receivable related to its trustee sale guarantees which have aged to 180 days outstanding. This differs from prescribed statutory accounting practices. Statutory accounting practices prescribed by Arizona require that accounts receivable aged greater than 90 days outstanding be non-admitted. As of December 31, 1995, that permitted transaction increased statutory surplus by $2.3 million over what it would have been had the prescribed accounting practice been followed.

  Share and per share restatement

     On November 15, 1993, the Company declared a 3 for 2 stock split, payable in the form of a 50% stock dividend, to shareholders of record on December 8, 1993, distributed December 23, 1993.

     On December 13, 1995, the Company declared a 10% stock dividend, to shareholders of record on January 15, 1996, distributed February 2, 1996. The par value of the additional shares of Common Stock issued in connection with the stock dividend was credited to common stock and a like amount charged to retained earnings as of December 31, 1995. Fractional shares were paid in cash.

     All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, in the following Notes to Consolidated Financial Statements have been retroactively adjusted to reflect the stock dividends and splits.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

  Earnings per share

     Earnings per share is computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the period. The Company has granted certain options and warrants which have been treated as common share equivalents for purposes of calculating primary and fully diluted earnings per share. The Liquid Yield Option Notes ("LYONs") are considered other dilutive securities for purposes of calculating fully diluted earnings per share to the extent that they are not antidilutive. Primary and fully diluted earnings per share are approximately the same for all periods presented.

  Management estimates

     The preparation of these Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Certain reclassifications

     Certain reclassifications have been made in the 1994 and 1993 Consolidated Financial Statements to conform to the classifications used in 1995.

B.  ACQUISITIONS

     In March 1993, the Company acquired the common stock of Fidelity National Title Insurance Company of New York ("Fidelity New York"), (formerly Security Title and Guaranty Company), a New York based title insurance underwriter, from Helmsley Enterprises, Inc. for $21.0 million in cash. Fidelity New York had a net book value before purchase accounting adjustments of $31.7 million on the date of acquisition. The acquisition has been accounted for as a purchase. The acquisition of Fidelity New York was financed through the private placement in March 1993 of 8.375% Senior Secured Notes, Series A, in the aggregate principal amount of $12.5 million and 8.735% Senior Secured Notes, Series B in the aggregate principal amount of $10 million. See Note G.

     The assets acquired and liabilities assumed in the acquisition of Fidelity New York were as follows (dollars in thousands):

            Assets acquired at fair value.............................  $ 47,410
            Liabilities assumed at fair value.........................   (26,410)
                                                                        ---------
                 Total purchase price.................................  $ 21,000
                                                                        =========

     Selected unaudited pro forma combined results of operations for the year ended December 31, 1993, assuming the Fidelity New York acquisition occurred on January 1, 1993, are presented as follows:

                                                                    YEAR ENDED
                                                                 DECEMBER 31, 1993
                                                           -----------------------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
            Total revenue................................            $ 586,835
            Net earnings.................................               35,891
            Earnings per share...........................            $    2.35

     In April 1994, the Company acquired all of the capital stock of ACS Systems, Inc. ("ACS") for an adjusted purchase price of 209,370 shares of the Company's Common Stock and certain future considerations

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES of $900,000. ACS is a computer software development company engaged in the development and marketing of trust, escrow and title related software. The transaction has been accounted for as a purchase.

     The assets acquired, including cost in excess of assets acquired, and liabilities assumed in the acquisition of ACS were as follows (dollars in thousands):

            Tangible assets acquired at fair value.....................  $ 3,014
            Cost in excess of net assets acquired......................      680
            Liabilities assumed at fair value..........................   (1,013)
                                                                         -------
                      Total purchase price.............................  $ 2,681
                                                                         =======

     The 1994 ACS results of operations were not material to the Consolidated Financial Statements.

     On March 8, 1995, the Company acquired the common stock of Western Title Company of Washington, an underwritten title company with operations in King County (Seattle) and Snohomish County (Everett) in the state of Washington. Western Title Company of Washington was acquired from its selling shareholder for $3.2 million in cash. In addition, the Company also has an option to purchase a title plant in Pierce County (Tacoma), Washington. The Company will operate as a subsidiary of Fidelity in King and Snohomish counties under the name Fidelity National Title Company of Washington. The acquisition has been accounted for as a purchase.

     The assets acquired, including cost in excess of assets acquired, and liabilities assumed in the acquisition of Fidelity National Title Company of Washington were as follows (dollars in thousands):

            Tangible assets acquired at fair value......................  $3,330
            Cost in excess of net assets acquired.......................     746
            Liabilities assumed at fair value...........................    (876)
                                                                          ------
                      Total purchase price..............................  $3,200
                                                                          ======

     On May 2, 1995, the Company acquired the common stock of Butte County Title Company, an underwritten title company with operations in Butte County in the state of California. Butte County Title Company was acquired from its selling shareholders for $400,000 in cash, which approximated book value. The acquired company operates as a subsidiary of the Company in Butte County, and is now known as Fidelity National Title Company of California. The acquisition has been accounted for as a purchase. The Fidelity National Title Company of California results of operations were not material to the Consolidated Financial Statements.

     On June 14, 1995, the Company acquired certain assets of World Title Company ("World") for a purchase price to be determined based on the collection of certain accounts. In the case of trade accounts receivable acquired, the Company will retain certain percentages of amounts collected subsequent to the acquisition date and will remit the remaining amounts to the Department of Insurance of the State of California ("Department"). The Company has also acquired the open title orders of World as of the purchase date. The Company will retain certain percentages of amounts collected on open title orders subsequent to the acquisition date and will remit the remaining amounts to the Department. The amount retained by the Company was not material in 1995.

     On June 22, 1995, the Company acquired 100% of the common stock of World Tax Service ("World Tax"), now known as Fidelity National Tax Service ("Fidelity Tax"), from WTC Financial ("WTC"), the parent company of World Tax, for $1.8 million. The Company had previously executed an Asset Option Agreement ("Agreement") with WTC to acquire an option to purchase a 60% undivided interest in all of the assets of World Tax for $3.0 million. In connection with the Agreement, WTC was granted an option to purchase 110,000 shares of the Company's Common Stock at $13.18 per share. The option to purchase shares

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES was acquired from WTC as part of the World Tax transaction. This transaction has been accounted for as a purchase.

     The assets acquired, including cost in excess of assets acquired, and liabilities assumed in the acquisition of Fidelity Tax were as follows (dollars in thousands):

            Tangible assets acquired at fair value.....................  $   437
            Capitalized software.......................................    7,785
            Liabilities assumed at fair value..........................   (3,422)
                                                                         -------
                      Total purchase price.............................  $ 4,800
                                                                         =======

     On August 19, 1995, the Company acquired the common stock of Southern California Title Company, an underwritten title company with operations in Los Angeles County in the state of California. Southern California Title Company was acquired for $2.1 million in cash. The acquired company operates as a subsidiary of the Company in Los Angeles County, and is now known as Fidelity National Title Company. This transaction has been accounted for as a purchase.

     The assets acquired and liabilities assumed in the acquisition of Fidelity National Title Company were as follows (dollars in thousands):

            Tangible assets acquired at fair value.....................  $   935
            Capitalized licensing costs................................    2,498
            Liabilities assumed at fair value..........................   (1,296)
                                                                         -------
                      Total purchase price.............................  $ 2,137
                                                                         =======

     On September 14, 1995, the Company announced that it had executed a definitive agreement ("Agreement") with Nations Holding Group to acquire one hundred percent of Nations Title Inc., and its wholly owned subsidiaries Nations Title Insurance Company, Nations Title Insurance Company of New York and National Title Insurance Company of New York (collectively, "Nations Title Inc."), which is the eighth largest title insurer in the United States based on 1994 reported revenue. The acquisition of Nations Title Inc. is expected to close in the first quarter of 1996, following final determination of the purchase price. The Company believes that the combination of its direct operations and Nations' strong agency network will provide a balance to Fidelity's title premium revenue between direct and agency, as well as hedge against future market downturns. Once assimilated, this acquisition should increase the Company's operating efficiencies and produce certain economies of scale, resulting in increased profits and enhancing its balance sheet. The Nations acquisition will significantly increase market share in areas where Fidelity National Financial, Inc. and subsidiaries have a limited presence, particularly in those areas where business in primarily agent driven, as well as in states where the Company currently has a strong position, while increasing its presence in the key title insurance states.

     Under the terms of the Agreement, Fidelity National Financial, Inc. will acquire one hundred percent of the outstanding stock of Nations Title Inc. from its sole shareholder, Nations Holding Group, for a purchase price of $21 million in cash and 176,000 shares of Fidelity National Financial, Inc. Common Stock, subject to certain purchase price adjustments as defined in the Agreement.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Selected unaudited pro forma combined results of operations for the years ended December 31, 1995 and 1994, assuming the Fidelity National Title Company of Washington, Fidelity Tax and Fidelity National Title Company acquisitions occurred on January 1, 1995 and 1994, are presented as follows:

                                                                    DECEMBER 31,
                                                               -----------------------
                                                                 1995           1994
                                                               --------       --------
                                                               (DOLLARS IN THOUSANDS,
                                                                       EXCEPT
                                                                 PER SHARE AMOUNTS)
        Total revenue........................................  $417,270       $504,999
        Earnings before extraordinary item...................     6,426          9,955
        Net earnings.........................................     5,613         12,355
        Earnings per share...................................  $    .43       $    .75

C.  INVESTMENTS

     In 1995, the Company reclassified fixed maturity securities previously classified as held to maturity to available for sale. See Note O. The carrying amounts and fair values of the Company's fixed maturity securities at December 31, 1995 and 1994 are as follows:

                                                                  DECEMBER 31, 1995
                                              ---------------------------------------------------------
                                                                       GROSS        GROSS
                                              CARRYING   AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                               AMOUNT      COST        GAINS        LOSSES      VALUE
                                              --------   ---------   ----------   ----------   --------
                                                               (DOLLARS IN THOUSANDS)
Fixed maturity investments (available for
  sale):
  U.S. government and agencies..............  $ 77,523   $  76,667     $  959      $    (103)  $ 77,523
  States and political subdivisions.........    20,717      20,240        486             (9)    20,717
  Corporate securities......................    27,753      27,114        664            (25)    27,753
  Mortgage-backed securities................     3,243       3,243         --             --      3,243
                                              --------    --------     ------       --------   --------
                                              $129,236   $ 127,264     $2,109      $    (137)  $129,236
                                              ========    ========     ======       ========   ========

                                                                  DECEMBER 31, 1994
                                              ---------------------------------------------------------
                                                                       GROSS        GROSS
                                              CARRYING   AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                               AMOUNT      COST        GAINS        LOSSES      VALUE
                                              --------   ---------   ----------   ----------   --------
                                                               (DOLLARS IN THOUSANDS)
Fixed maturity securities (held to
  maturity):
  U.S. government and agencies..............  $ 15,411   $  15,411     $   --      $  (1,335)  $ 14,076
  States and political subdivisions.........     8,774       8,774         67           (280)     8,561
  Corporate securities......................     2,386       2,386          1            (64)     2,323
  Mortgage-backed securities................        93          93         --             --         93
                                              --------    --------     ------       --------   --------
                                              $ 26,664   $  26,664     $   68      $  (1,679)  $ 25,053
                                              ========    ========     ======       ========   ========
Fixed maturity securities (available for
  sale):
  U.S. government and agencies..............  $  1,480   $   1,521     $   --      $     (41)  $  1,480
  States and political subdivisions.........   147,315     158,265         11        (10,961)   147,315
  Mortgage-backed securities................       316         378         --            (62)       316
                                              --------    --------     ------       --------   --------
                                              $149,111   $ 160,164     $   11      $ (11,064)  $149,111
                                              ========    ========     ======       ========   ========

     The changes in unrealized gains (losses) on fixed maturities for the years ended December 31, 1995, 1994 and 1993 were $13,025,000, $(16,574,000) and
$5,067,000, respectively.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     The amortized cost and estimated fair value of fixed maturity securities, which are classified as available for sale at December 31, 1995, by contractual maturity, are shown as follows. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     >AMORTIZED       %           FAIR          %
                     MATURITY                          COST        OF TOTAL      VALUE       OF TOTAL
                                                     ---------     --------     --------     --------
                                                                  (DOLLARS IN THOUSANDS)
  One year or less.................................  $     843         0.7%     $    844         0.7%
  After one year through five years................     39,887        31.3        40,288        31.2
  After five years through ten years...............     65,925        51.8        67,102        51.9
  After ten years..................................     20,609        16.2        21,002        16.2
                                                      --------       -----      --------       -----
     Total.........................................  $ 127,264       100.0%     $129,236       100.0%
                                                      ========       =====      ========       =====
Subject to call....................................  $  46,956        36.9%     $ 47,244        36.6%

     Fixed maturity securities valued at approximately $10,569,000 and $10,977,000 were on deposit with various governmental authorities at December 31, 1995 and 1994, respectively, as required by law.

     The carrying value of the Company's investment in equity securities is fair value. As of December 31, 1995, gross unrealized gains and gross unrealized losses on equity securities were $9,054,000 and $2,110,000, respectively. Gross unrealized gains and gross unrealized losses on equity securities were $693,000 and $3,118,000, respectively, as of December 31, 1994.

     Equity securities at December 31, 1995 and 1994 consist of investments in various industry groups as follows:

                                                         1995                    1994
                                                  -------------------     -------------------
                                                               FAIR                    FAIR
                                                   COST        VALUE       COST        VALUE
                                                  -------     -------     -------     -------
                                                            (DOLLARS IN THOUSANDS)
    Banks, trust and insurance companies........  $12,038     $13,071     $13,196     $10,374
    Industrial, miscellaneous and all other.....   12,430      18,341       4,711       5,108
                                                  -------     -------     -------     -------
      Total.....................................  $24,468     $31,412     $17,907     $15,482
                                                  =======     =======     =======     =======

     The changes in unrealized gains (losses) on equity securities for the years ended December 31, 1995, 1994 and 1993 were $9,369,000, $(2,725,000) and
$250,000, respectively.

     Interest and investment income, including realized gains (losses), consists of the following:

                                                           YEARS ENDED DECEMBER 31,
                                                        -------------------------------
                                                         1995        1994        1993
                                                        -------     -------     -------
                                                            (DOLLARS IN THOUSANDS)
        Cash and cash equivalents.....................  $ 1,571     $   561     $   944
        Fixed maturity securities.....................    8,254       9,569      10,205
        Equity securities.............................    5,091         688       2,218
        Short-term investments........................      155         429         350
        Notes receivable..............................    2,355       1,450         928
        Other.........................................      190        (779)         26
                                                        -------     -------     -------
                                                        $17,616     $11,918     $14,671
                                                        =======     =======     =======

     Total realized gains (losses) included in interest and investment income amounted to $5,213,000, $(3,086,000) and $4,246,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     During the years ended December 31, 1995, 1994 and 1993, gross realized gains on sales of fixed maturity securities considered available for sale were $1,700,000, $248,000 and $2,226,000, respectively, and gross realized losses were $1,331,000, $3,057,000 and $149,000, respectively. See Note O. Gross proceeds from the sale of fixed maturity securities considered available for sale amounted to $188,902,000, $101,323,000 and $77,371,000, during the years ended December 31, 1995, 1994 and 1993, respectively.

     During the years ended December 31, 1995, 1994 and 1993, gross realized gains on sales of equity securities considered available for sale were $5,111,000, $634,000 and $2,409,000, respectively, and gross realized losses were $457,000, $132,000 and $266,000, respectively. Gross proceeds from the sale of equity securities amounted to $25,622,000, $11,112,000 and $14,042,000, during the years ended December 31, 1995, 1994 and 1993, respectively.

     Included in other long term investments at December 31, 1994 are the Company's interests in two limited partnership investment funds, each totalling $7.5 million, which are carried at cost, which approximates fair value.

D.  NOTES RECEIVABLE

     Notes receivable consist of the following:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Mortgage notes, unsecured and secured by various deeds of trust, installments due monthly including interest at rates ranging
      from 7.5% to 15.0%, due through 2016...........................  $ 1,484     $ 1,806
    Promissory notes, secured by various assets, installments due monthly including interest at rates ranging from 8.5% to 13%,
      due through 2002...............................................   13,002      10,525
    Promissory notes due from unconsolidated real estate partnerships at 12%, unsecured and secured by various deeds of trust, due
      through 1997...................................................    2,277       2,271
    Promissory note due from the Company's Chief Executive Officer, secured by a deed of trust, in monthly installments including
      interest at 9.5%, due through 2001.............................      587         693
    Officer and employee unsecured notes receivable at rates ranging
      from 7.0% to 10.0%, due through 1999...........................    1,517         627
                                                                       -------     -------
                                                                        18,867      15,922
    Allowance for doubtful receivables...............................   (2,941)     (2,783)
                                                                       -------     -------
                                                                       $15,926     $13,139
                                                                       =======     =======

     The allowance for doubtful receivables is primarily related to notes receivable due from unconsolidated real estate partnerships. Interest income is not recognized on the Company's non-performing notes receivable.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     The carrying amounts and estimated fair values of the Company's notes receivable were as follows at December 31, 1995 and 1994 (dollars in thousands):

                                                             DECEMBER 31,
                                              -------------------------------------------
                                                     1995                    1994
                                              -------------------     -------------------
                                              CARRYING     FAIR       CARRYING     FAIR
                                              AMOUNT       VALUE      AMOUNT       VALUE
                                              -------     -------     -------     -------
        Mortgage notes......................  $ 1,404     $ 1,404     $ 1,734     $ 1,679
        Other promissory notes..............   12,466      12,466      10,085       9,764
        Affiliated notes....................    2,056       2,056       1,320       1,280
                                              -------     -------     -------     -------
                                              $15,926     $15,926     $13,139     $12,723
                                              =======     =======     =======     =======

     The fair values of significant notes receivable are established using discounted cash flow analyses based on current market interest rates and comparison of rates being received to interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. All other notes receivable are not significant individually or in the aggregate, or are current and at market rates, and their carrying value is assumed to approximate fair value.

     In September 1991, Manchester Development Corporation ("Manchester"), a wholly-owned subsidiary, sold certain real estate investments and operating properties to Folco Development Corporation ("Folco"), of which the Company's Chief Executive Officer and spouse are sole shareholders, at the assets' net book value of $2,211,000. This transaction resulted in a note receivable from Folco to Manchester of approximately $1,492,000 secured by subordinated deeds of trust on the 11 office buildings included in the sale to Folco; see Note E. In connection with the sale, the existing leases of space by the Company were amended thereby increasing rental rates approximately 20%. The terms of the agreement between Manchester and Folco provide that each of the subordinated deeds of trust will be released and reconveyed upon payment to Manchester of 15% of the net sales proceeds from the sale of the property encumbered by the subordinated deeds of trust. As of December 31, 1995 and 1994, the balance outstanding on the note approximated $587,000 and $693,000, respectively, and one property remains unsold.

     A note with an outstanding balance of $305,000 at December 31, 1995 and 1994, secured by a second deed of trust, is guaranteed by an officer of the Company. Secured notes with an aggregate total outstanding balance of $585,000 are due from certain officers of the Company.

E.  INVESTMENTS IN REAL ESTATE AND PARTNERSHIPS

     At December 31, 1995 and 1994, the Company had financial interests ranging from 22% to 50% in five real estate partnerships which are accounted for under the equity method. These partnerships are involved in the ownership and management of commercial office buildings, retail facilities, and have acquired specific parcels of real property for investment purposes. The Company, through Manchester, had general partnership interests in four of these real estate partnerships at December 31, 1995 and 1994. See Notes J and N.

     Officers and directors of the Company have ownership interests in one of the partnerships formed for the development of a commercial office building and one of the partnerships formed for the development of a retail facility. The Company leases space in both the commercial office building and the retail facility. The officers and directors received varying limited partnership interests as consideration for guaranteeing certain construction loans. Two of these partnerships, representing raw land investments, also have officers and directors of the Company as partners with ownership interests that are based on cash contributions. These two partnerships require that all of the partners, including the Company, make pro-rata capital contributions should the partnerships require additional funds to pay liabilities.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Summarized combined financial information of the unconsolidated partnerships is as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                        -------------------------------
                                                         1995        1994        1993
                                                        -------     -------     -------
                                                        (DOLLARS IN THOUSANDS)
        Total assets, primarily land, development and
          improvement costs...........................  $13,031     $15,167     $20,814
        Total liabilities, primarily notes and
          mortgages payable...........................   11,696      12,815      17,811
                                                        -------     -------     -------
        Partners' equity..............................  $ 1,335     $ 2,352     $ 3,003
                                                        =======     =======     =======
        Revenue.......................................  $ 1,201     $ 1,247     $ 1,614
                                                        =======     =======     =======
        Net loss......................................  $  (618)    $  (450)    $  (664)
                                                        =======     =======     =======

     At December 31, 1995 and 1994, the Company also had a 76% interest in a real estate partnership which is consolidated with the Company.

     During 1994, the Company paid $2.3 million in order to acquire a 100% ownership interest in an investment property where the Company had previously leased office space. The $2.3 million purchase price consisted of an $800,000 payment for the partnership interests of two third parties, and a $1.5 million payment to satisfy the then existing debt on the property. Two officers of the Company also held partnership interests in the property at the time of the acquisition. The partnership interests of the officers were transferred to the Company upon satisfaction of the debt. The Company disposed of the property during 1995 for its approximate book value.

     During 1993, the Company acquired from outside lenders substantially all of Manchester's outstanding indebtedness. Additionally, Manchester had not been released from its general partnership obligations under a separate debt agreement of a real estate partnership in which it sold its interest in 1991. During 1994, the lender on this project agreed to release Manchester by substituting the buyer as the obligor. No such release has yet been executed. The amounts outstanding under this debt agreement approximated $931,000 and $946,000 at December 31, 1995 and 1994, respectively. See Notes J and N.

     Manchester is presently a partner with Sussex Holdings, Ltd. (an affiliate of Folco) in Folco Mission Valley Partners Limited Partnership, a California limited partnership. Manchester owns a 22% limited partnership interest and Sussex Holdings, Ltd. owns a 78% general partnership interest. Fidelity Title is the sole tenant in the building and received an approximate 30% decrease in its annual rental rate based upon its lease with Folco Mission Valley.

     Investments in real estate and partnerships consist of the following:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1995        1994
                                                                   -------     -------
                                                                       (DOLLARS IN
                                                                       THOUSANDS)
        Investments in real estate:
          Land...................................................  $ 4,223     $ 4,223
          Commercial buildings, net of accumulated depreciation
             of $2,160 and $2,003................................    5,924       7,142
        Investments in unconsolidated partnerships...............    1,979       1,522
                                                                   -------     -------
                                                                    12,126      12,887
        Valuation allowance......................................   (3,467)     (3,296)
                                                                   -------     -------
                                                                   $ 8,659     $ 9,591
                                                                   =======     =======

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

F.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1995         1994
                                                                 --------     --------
                                                                      (DOLLARS IN
                                                                      THOUSANDS)
        Land...................................................  $  1,757     $  2,177
        Buildings..............................................    12,839       13,175
        Leasehold improvements.................................     7,299        6,049
        Furniture, fixtures and equipment......................    61,510       51,614
                                                                 --------     --------
                                                                   83,405       73,015
        Accumulated depreciation and amortization..............   (49,665)     (34,001)
                                                                 --------     --------
                                                                 $ 33,740     $ 39,014
                                                                 ========     ========

G.  NOTES PAYABLE

     Notes payable consist of the following:

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1995           1994
                                                                   --------       --------
                                                                   (DOLLARS IN THOUSANDS)
    Credit agreement, secured by common stock of certain
      Insurance Subsidiaries, with principal due quarterly and
      interest due monthly at LIBOR rate plus 2.0% (7.81% at
      December 31, 1995), due September 2001.....................  $ 21,250       $     --
    Senior secured notes, secured by common stock of certain
      Insurance Subsidiaries, with interest due semi-annually at
      8.375% ($12,500), and 8.735% ($10,000) paid in 1995........        --         22,500
    Equipment line of credit, secured by equipment, with interest due monthly at prime (8.5% at December 31, 1995), principal due September 1996; unused portion of $212 and $4,345 at
      December 31, 1995 and 1994.................................     4,788          1,655
    Bank revolving line of credit due July 1995, secured by
      common stock of certain Insurance Subsidiaries, with
      interest due monthly at prime rate (8.5% at December 31,
      1994); unused portion of $208 existed at December 31, 1994,
      paid in 1995...............................................        --         11,792
    Bank promissory note, secured by equipment, with principal and interest due monthly at LIBOR plus 1.77% (7.58% at
      December 31, 1995), due October 1997.......................     6,156          9,322
    Bank promissory note, secured by equipment, with principal and interest due monthly at LIBOR plus 1.77% (7.58% at
      December 31, 1995), due October 1998.......................     7,246          9,527
    Bank promissory note, secured by equipment, with principal and interest due monthly at LIBOR plus 2.10% (7.91% at
      December 31, 1995), due June 1999..........................     4,405             --
    Liquid Yield Option Notes, zero coupon, subordinated
      convertible notes due 2009 with interest at 5.5%...........    91,951         87,168
    Other promissory notes with various interest rates and
      maturities.................................................       251            165
                                                                   --------       --------
                                                                   $136,047       $142,129
                                                                   ========       ========

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Principal maturities, including accretion of original issue discount, are as follows (dollars in thousands):

            1996......................................................  $ 14,989
            1997......................................................     9,646
            1998......................................................     6,726
            1999......................................................     4,710
            2000......................................................     4,250
            Thereafter................................................   191,524
                                                                        --------
                                                                        $231,845
                                                                        ========

     The Company's Credit Agreement, dated as of September 21, 1995, which includes a $22 million dollar term loan and a $13 million dollar revolving credit facility, is collateralized by the common stock of certain Insurance Subsidiaries. Additionally, the Company must comply with certain affirmative and negative covenants related to the Credit Agreement which require, among other things, that the Company maintain certain financial ratios related to liquidity, net worth, capitalization, investments, restricted payments and certain dividend restrictions. The Company was in compliance with these covenants. At December 31, 1995, the maximum amount available to pay dividends is $6,955,000.

     The Company has entered into an interest rate swap agreement concurrent with the funding of the Credit Agreement, dated as of September 21, 1995, which is principally used by the Company in the management of interest rate exposure. The interest rate swap agreement is accounted for on the accrual basis. Income and expense are recorded in the same category as that arising from the related debt. Amounts to be paid or received under interest rate swap agreements are recognized as interest income or expense in the periods in which they accrue. The interest rate swap agreement has not had a material impact on the Consolidated Financial Statements. See Note N.

     In February 1994, the Company issued zero coupon, convertible subordinated LYONs due February 2009 at an interest rate of 5.5% with a principal amount at maturity of $235,750,000. Net proceeds to the Company were approximately $101,000,000. The proceeds were used for investment and general corporate purposes, including the repurchase of treasury shares. See Note K.

     The carrying amounts and estimated fair values of the Company's notes payable were as follows at December 31, 1995 and 1994 (dollars in thousands):

                                                               DECEMBER 31,
                                              -----------------------------------------------
                                                      1995                      1994
                                              ---------------------     ---------------------
                                              CARRYING       FAIR       CARRYING       FAIR
                                               AMOUNT       VALUE        AMOUNT       VALUE
                                              --------     --------     --------     --------
    Short-term borrowings...................  $  4,908     $  4,908     $ 13,477     $ 13,477
    Long-term borrowings, variable rate.....    39,070       39,070       18,868       18,868
    Long-term borrowings, fixed rate........    92,069       86,132      109,784       88,329
                                              --------     --------     --------     --------
                                              $136,047     $130,110     $142,129     $120,674
                                              ========     ========     ========     ========

     Short-term borrowings approximate their fair value. The fair value of the Company's fixed rate and variable rate notes payable is estimated using discounted cash flow analyses based on current market interest rates and comparison of interest rates being paid to the Company's current incremental borrowing rates for similar types of borrowing arrangements. The LYONs fair value is calculated based on quoted market prices.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

H.  INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                          1995        1994       1993
                                                         -------     ------     -------
                                                             (DOLLARS IN THOUSANDS)
        Current........................................  $(2,729)    $  (27)    $20,242
        Deferred.......................................    4,120      3,913      (3,983)
                                                         -------     -------    --------
                                                         $ 1,391     $3,886     $16,259

     Total income tax expense for the years ended December 31, 1995 and 1994 were allocated as follows:

                                                                  YEARS ENDED DECEMBER
                                                                           31,
                                                                  ---------------------
                                                                    1995         1994
                                                                  --------     --------
                                                                       (DOLLARS IN
                                                                       THOUSANDS)
        Income from continuing operations.......................   $1,828       $2,594
        Extraordinary gain (loss)...............................     (437)       1,292
                                                                  -------       ------
                                                                   $1,391       $3,886
                                                                  =======       ======

     The effect of the change in 1993 of the Federal statutory tax rate on income tax expenses was not material.

     Deferred income tax expense (benefit) consists of the following:

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                          1995       1994        1993
                                                         ------     -------     -------
                                                             (DOLLARS IN THOUSANDS)
        Provision for claim losses in excess of
          statutory amounts............................  $4,890     $(2,305)    $(9,017)
        Employee benefit accruals......................      81       1,704      (1,168)
        (Excess) deficit book over tax bad debt
          expense......................................    (535)        618      (1,298)
        Other acquisition accruals.....................     610       1,314       1,349
        Statutory unearned premium reserve.............     303       3,630       5,703
        Investment securities..........................      --        (496)        453
        Accelerated depreciation.......................      --         200         232
        Investments in partnerships....................      --         250        (135)
        Change in valuation allowance..................      --      (1,343)         --
        Section 338 (h)(10) gain deferral..............    (504)         --          --
        Other..........................................    (725)        341        (102)
                                                         -------    --------    --------
                                                         $4,120     $ 3,913     $(3,983)
                                                         =======    ========    ========

     The effective tax rate differs from the Federal statutory income tax rate as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                               ------------------------
                                                               1995      1994      1993
                                                               -----     -----     ----
        Statutory federal income tax rate....................   34.0%     35.0%    35.0%
        Tax exempt interest income...........................  (23.3)    (10.9)    (3.9)
        Exclusion of certain meal and entertainment
          expenses...........................................    6.5       1.2       .1
        Change in valuation allowance........................     --      (8.4)      --
        Other................................................    (.3)      7.3      (.3)
                                                                ----      ----     ----
                                                                16.9%     24.2%    30.9%
                                                                ====      ====     ====

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     The deferred tax assets and liabilities at December 31, 1995 consist of the following:

                                                                DEFERRED       DEFERRED TAX
                                                               TAX ASSETS      LIABILITIES
                                                               -----------     ------------
                                                                  (DOLLARS IN THOUSANDS)
        Provision for claim losses in excess of statutory
          amounts............................................    $32,284         $     --
        Employee benefit accruals............................      2,354               --
        Excess book over tax provision for bad debts.........      3,700               --
        Other assets.........................................        274               --
        Statutory unearned premium reserve...................         --           28,268
        Accelerated depreciation.............................         --            1,165
        Investment securities................................         --            3,022
        Investments in partnerships..........................         --            1,313
        Section 338 (h)(10) gain deferral....................         --            3,324
        Other acquisition accruals...........................         --              278
        Other liabilities....................................         --            1,275
                                                                 -------          -------
        Total deferred taxes.................................    $38,612         $ 38,645
                                                                 =======          =======

     The deferred tax assets and liabilities at December 31, 1994 consisted of the following:

                                                                DEFERRED       DEFERRED TAX
                                                               TAX ASSETS      LIABILITIES
                                                               -----------     ------------
                                                                  (DOLLARS IN THOUSANDS)
        Provision for claim losses in excess of statutory
          amounts............................................    $37,337         $     --
        Employee benefit accruals............................      2,304               --
        Excess book over tax provision for bad debts.........      2,567               --
        Investment securities................................      4,592               --
        Other acquisition accruals...........................      1,680               --
        Other assets.........................................        637               --
        Statutory unearned premium reserve...................         --           27,965
        Title plants.........................................         --              324
        Accelerated depreciation.............................         --            1,201
        Section 338 (h)(10) gain deferral....................         --            3,828
        Investments in partnerships..........................         --            1,608
        Other liabilities....................................         --            1,638
                                                                 -------          -------
        Total deferred taxes.................................    $49,117         $ 36,564
                                                                 =======          =======

     Based upon the Company's current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of its existing deferred tax assets. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

     The Company's 1990 through 1994 Federal income tax returns are currently under examination by the Internal Revenue Service. Based on information currently available, management does not believe the outcome of these examinations will have a material impact on the financial condition or results of operations of the Company.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

I. SUMMARY OF RESERVE FOR CLAIM LOSSES

     A summary of the reserve for claim losses follows:

                                                          YEARS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       1995         1994         1993
                                                     --------     --------     --------
                                                           (DOLLARS IN THOUSANDS)
        Beginning balance..........................  $153,306     $142,512     $104,528
          Title claim loss provision related to:
             Current year..........................    23,901       38,575       32,773
             Prior years...........................    (4,870)     (10,737)       6,447
                                                     --------     --------     --------
          Total title claim loss provision.........    19,031       27,838       39,220
          Title claims paid, net of recoupments
             related to:
             Current year..........................    (2,818)      (1,742)      (1,074)
             Prior years...........................   (23,425)     (21,521)     (17,046)
                                                     --------     --------     --------
          Total title claims paid, net of
             recoupments...........................   (26,243)     (23,263)     (18,120)
          Reserves assumed with Fidelity
             Pennsylvania and ATIC (1) ............        --        6,219           --
          Reserves assumed with Fidelity New
             York..................................        --           --       17,632
          Income tax adjustment....................        --           --         (748)
                                                     --------     --------     --------
        Ending balance.............................  $146,094     $153,306     $142,512
                                                     ========     ========     ========
        Provision for title claim losses to title
          insurance premiums.......................       6.7%         7.5%         9.1%
        Net claims paid ratio......................       9.2%         6.3%         4.2%

---------------

(1) See Note A.

     The provision for claim losses includes an estimate of anticipated title claims and major claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on the Company's historical loss experience and other relevant factors. The Company monitors its claims experience on a continual basis and adjusts the provision for claim losses accordingly. Based on loss development studies completed during 1995, the Company believes that as a result of its underwriting and claims handling practices, as well as the refinancing business of prior years, the Company will maintain the trend of favorable claim loss experience.

J. COMMITMENTS AND CONTINGENCIES

     The Company's title insurance underwriting subsidiaries are, in the ordinary course of business, subject to claims made under, and from time-to-time are named as defendants in legal proceedings relating to, policies of insurance they have issued or other services performed on behalf of insured policy holders and other customers. The Company believes that the reserves reflected in its Consolidated Financial Statements are adequate to pay losses and loss adjustment expenses which may result from such claims and proceedings; however, such estimates may be more or less than the amount ultimately paid when the claims are settled.

     In April 1991, the Company renewed the employment agreement with its Chief Executive Officer whereby he is to receive a base annual salary. Cash or other bonuses may be paid to him at the discretion of the Compensation Committee of the Board of Directors. The agreement expires in March 1996, and allows the Company to terminate its Chief Executive Officer without termination payments.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages.

     In October 1992, Fidelity California filed an action for declaratory relief in U.S. District Court (Eastern District-Fresno, California) to determine its obligations and liabilities, if any, under a certain title insurance policy issued to National Westminster Bank U.S.A. ("NatWest") (Fidelity National Title Insurance Company of California v. National Westminster Bank U.S.A. and related counterclaim). NatWest filed a counterclaim for damages and certain equitable relief seeking compensatory damages of approximately $7,732,000, punitive damages in an unspecified amount, attorneys' fees, interest and costs. The Company has a reinsurance agreement in place that will reimburse the Company for all amounts paid in excess of $2.0 million. Fidelity California has previously recorded a claim loss reserve related to this matter in the Consolidated Financial Statements. The primary issues concern whether Fidelity California's policy insured the priority of NatWest's deed of trust over certain mechanics' lien claims and whether Fidelity California had an obligation to defend and indemnify NatWest against an action by a mechanics' lien claimant to enforce its claim of lien. As part of a counterclaim lawsuit, NatWest has added allegations of breach of the covenant of good faith and fair dealing. Fidelity California believes that the policy and endorsements issued to the insured exclude coverage for mechanics' liens. In September 1994, a three week trial was concluded. The court had asked for post trial briefing, which was provided by the parties and the case was submitted for decision in September 1994. No ruling has been received from the court. Management believes that the ruling will not have a material adverse effect on Fidelity National Title Insurance Company of California or the Company.

     In August 1994, CommerceBank filed a lawsuit (the "Lawsuit") against Tustin Retail (a real estate partnership), Manchester (a general partner in Tustin Retail) and two officers of the Company (also general partners in Tustin Retail). The Lawsuit is essentially a judicial foreclosure under a deed of trust securing a $4,350,000 note dated February 18, 1992, to CommerceBank from Tustin Retail (the "Note"). In December 1995, the Federal Deposit Insurance Corporation, which took control of CommerceBank, submitted a bid at the property foreclosure auction and acquired the property for $2.9 million. A fair value hearing is scheduled for June 1996, in order to determine the remaining amount due under the Note, if any. The defendants believe that the value of the real property subject to the deed of trust securing the Note is sufficient to satisfy any amounts due under the Note, based on an independent appraisal of the property substantiating such value. The defendants intend to vigorously defend the Lawsuit if it cannot be settled. Management believes that the Lawsuit will not have a material adverse effect on Manchester or the Company.

     In December 1995, Giant Group, Ltd. ("Giant") instituted an action in the United States District Court for the Central District of California against the Company, the Company's Chief Executive Officer and others. Giant alleges that defendants have engaged in various unlawful activities, including trading on non-public confidential and/or inside information, misappropriating confidential and proprietary information from Giant and its affiliate Rally's Hamburgers, Inc. and violating the disclosure requirements of Section 13(d) of the Securities Exchange Act of 1934. On January 3, 1996, Giant filed a First Amended Complaint to its Federal action which adds to Giants' prior allegations. Among other things, Giant alleges that the defendants plan to gain control of Rally's assets by forcing Rally's into bankruptcy. On January 16, 1996, Fidelity and Mr. Foley answered the First Amended Complaint and filed counterclaims against Giant and all of its directors. Fidelity and Mr. Foley deny that they engaged in any unlawful activities, including, among other things, trading on non-public confidential and proprietary information from Giant or Rally's, or violating the disclosure requirements of Section 13(d) of the Securities Exchange Act of 1934. In their counterclaims Fidelity and Mr. Foley seek certain declaratory relief, injunctive relief and monetary damages with respect to certain of the counterclaims. On February 16, 1996, Fidelity and Mr. Foley filed a First Amended Counterclaim against Giant and each of its directors. The Company believes that Giant's allegations are totally without merit and intends to defend the action and pursue their counterclaims vigorously. The Company has made an offer to

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES purchase Giant and already owns 14.8% of Giant's outstanding common stock. Giant declined the offer and Fidelity has announced that it intends to offer a slate of directors at Giant's next annual meeting.

     Management believes that no other actions depart from customary litigation incidental to the insurance business of the Company and that resolution of all such litigation will not have a material adverse effect on the Company.

     In conducting its operations, the Company routinely holds customers' assets in trust, pending completion of real estate transactions. Such amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. The Company has a contingent liability relating to proper disposition of these balances for its customers which amounted to $204.8 million and $168.4 million at December 31, 1995 and 1994, respectively.

     The Company leases certain of its premises and equipment under leases which expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years.

     Future minimum operating lease payments are as follows (dollars in thousands):

                1996...............................................  $19,116
                1997...............................................   13,876
                1998...............................................    9,100
                1999...............................................    4,028
                2000...............................................    1,584
                Thereafter.........................................      679
                                                                     -------
                Total future minimum operating lease payments......  $48,383
                                                                     =======

     Rent expense incurred under operating leases during the years ended December 31, 1995, 1994 and 1993 was $21,388,000, $24,795,000 and $21,317,000,
respectively. Included in rent expense for 1995, 1994 and 1993 is $523,000, $772,000 and $710,000, respectively, paid to Folco, the Company's Chief Executive Officer and Folco Mission Valley Partners.

K.  STOCKHOLDERS' EQUITY

     The Company sold 1,402,500 shares of its Common Stock, including 149,600 treasury shares, in connection with an offering which became effective April 29, 1993. In connection with the offering, certain selling stockholders sold 1,485,000 shares of the Company's Common Stock, including 1,237,500 shares sold by Meridian Bancorp, Inc. (parent company of Meridian Bank). Proceeds of the offering were $17,827,000, net of expenses of $467,000.

     On March 31, 1994, the Company announced that its Board of Directors authorized the repurchase in the open market of up to 1.1 million shares of the Company's Common Stock, or a comparable amount of the Company's LYONs, which are convertible into 21.095 shares of Common Stock per $1,000 maturity amount of LYONs. On June 14, 1994, the Company's Board of Directors authorized the additional repurchase of up to 1.1 million shares of the Company's Common Stock or a comparable amount of the Company's LYONs. A third authorization to repurchase an additional 3.3 million shares of the Company's Common Stock or a comparable amount of the Company's LYONs was announced on August 11, 1994. On March 9, 1995, the Company announced that the Board of Directors authorized the additional repurchase of up to 2.2 million shares of the Company's Common Stock or comparable amount of LYONs. As of December 31, 1995, the Company had repurchased 5,168,853 shares of its Common Stock for an aggregate price of $56.3 million, or $10.89 per share. Additionally, as of December 31, 1995, the Company had repurchased $48 million in maturity amount of LYONs for an aggregate price of $17.6 million. The repurchase of the LYONs resulted in

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES an extraordinary gain of $2.4 million which is net of related income taxes, unamortized debt issuance costs and amortized original issue discount, and is reflected in the 1994 Consolidated Statement of Earnings.

     Title insurance companies are subject to extensive regulation under applicable state laws. Each insurance company is usually subject to a holding company act in its state of domicile which regulates, among other matters, the ability to pay dividends and investment policies. The laws of most states in which the Company transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting principles, financial practices, establishing reserve and capital and surplus requirements, defining suitable investments for reserves, capital and surplus and approving rate schedules. The Company has analyzed its current Insurance Subsidiary structure and the regulatory environments of the various states of domicile of the Insurance Subsidiaries. Based on this analysis the Company has implemented a program to merge certain of its Insurance Subsidiaries, resulting in two or three Insurance Subsidiaries as opposed to the current six. The Company is also reviewing the potential redomestication of certain Insurance Subsidiaries.

     Pursuant to statutory accounting requirements of the various states in which the Insurance Subsidiaries are qualified, they must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined on a quarterly basis by statutory formula based upon either the age and dollar amount of policy liabilities underwritten or the age and dollar amount of statutory premiums written. As of December 31, 1995, the combined statutory unearned premium reserve required and reported for the Insurance Subsidiaries was $121.5 million.

     The Insurance Subsidiaries are regulated by the insurance commissioners of their respective states of domicile. Regulatory examinations usually occur at three year intervals. Examinations have been completed for Fidelity Title and Fidelity California as of and for the three year period ended December 31, 1993.

     A preliminary report of examination has been received for Fidelity Title. The preliminary report, as forwarded to the Company by the State of Arizona Department of Insurance, indicates that the Arizona examiners are proposing adjustments that would impact Fidelity Title's statutory capital and surplus, as well as its amount available for dividends, if recorded. The Company is involved in ongoing discussions with the Arizona examiners and has reached a preliminary agreement with the Arizona examiners regarding these issues. The agreed upon adjustments have been considered in the calculation of dividend capability, statutory surplus and statutory income (loss) reported below.

     A final report of examination for Fidelity California as filed by the State of California Department of Insurance has been received by the Company. The report indicated that the examiners had adjustments which impacted the statutory capital and surplus of Fidelity California. In addition, these adjustments affected the Fidelity California amount available for dividends. Adjustments required as a result of the examination of Fidelity California have been considered in the calculation of dividend capability, statutory surplus and statutory income (loss) reported below.

     The Department of Insurance of the State of Florida has recently completed a triennial examination of ATIC as of and for the three year period ended December 31, 1994. The Company recently received a preliminary report of examination. The preliminary report, as forwarded to the Company by the Department of Insurance of the State of Florida, indicates that the examiners are proposing adjustments that could materially impact the statutory capital and surplus of ATIC. These adjustments have not been included in the 1995 Statutory Annual Statement as filed with insurance regulatory authorities. Certain of these proposed adjustments have been considered in the calculation of dividend capability, statutory surplus and statutory income (loss) reported below. In addition, since early 1995, the Company has effectively discontinued issuing ATIC insurance policies. Further, ATIC has recently entered into a voluntary consent order with the Department of Insurance of the State of Florida agreeing voluntarily to cease writing all new insurance

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES business and to certain other conditions and restrictions. Policies issued through ATIC operations are underwritten by Fidelity Title.

     Statutorily calculated net worth determines the maximum insurable amount under any single title insurance policy. As of January 1, 1996, the statutory single policy maximum insurable amounts for Fidelity Title, Fidelity Pennsylvania, ATIC and Fidelity New York were $25.2 million, $30.0 million, $2.9 million and $25.0 million, respectively. There are no statutory single risk limits prescribed for Fidelity California or Fidelity Tennessee.

     The Insurance Subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. In the case of Fidelity Title, the total amount of dividends or distributions made in any twelve month period may not exceed the lesser of 10% of the surplus as regards policyholders as of the last day of the preceding year or the net investment income for the twelve month period ending the last day of the preceding year. In the case of Fidelity California, Fidelity Tennessee and Fidelity Pennsylvania, the total amount of dividends made in any twelve month period may not exceed the greater of 10% of the surplus as regards policyholders as of the last day of the preceding year or net income for the twelve month period ending the last day of the preceding year. In the case of ATIC, the total amount of dividends or distributions made in any twelve month period may not exceed 10% of the total of statutory unassigned funds plus the preceding year's statutory net income. In the case of Fidelity New York, the total amount of dividends and distributions is limited to surplus as regards policyholders, excluding capital stock, less fifty percent of statutory premium reserve as of the last day of the preceding year and capital contributions received in the latest five year period. As of January 1, 1996, Fidelity Title could pay dividends or make other distributions to the Company of $3,016,000. As of January 1, 1996, Fidelity California and Fidelity Tennessee could pay dividends or make distributions to Fidelity Title of $1,072,000 and $623,000, respectively. As of January 1, 1996, Fidelity Pennsylvania could pay dividends or make other distributions to the Company of $2,193,000. ATIC and Fidelity New York do not have any dividend capability as of January 1, 1996.

     The combined statutory capital and surplus of the Insurance Subsidiaries was $71,052,000, $85,553,000 and $92,548,000 as of December 31, 1995, 1994 and
1993, respectively. The combined statutory income (loss) of the Insurance Subsidiaries was $(699,000), $5,288,000 and $31,350,000 for the years ended December 31, 1995, 1994 and 1993, respectively. These amounts do not include certain of the proposed ATIC examination adjustments previously discussed.

     As a condition to continued authority to underwrite policies in the states in which the Insurance Subsidiaries conduct their business, the Insurance Subsidiaries are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, the Company's escrow and trust business is subject to regulation by various state banking authorities.

     Under Arizona law, minimum statutory requirements are $500,000 for capital and $250,000 for surplus. Under California law, the minimum statutory requirement is $500,000 for paid-in capital represented by shares of stock. Under Tennessee law, minimum statutory requirements are $100,000 for capital, and $500,000 for capital and surplus combined. Under Pennsylvania law, the minimum statutory requirements are capital of not less than $250,000, and paid in initial surplus at least equal to fifty percent of capital. Under Florida law, the minimum statutory requirement is surplus as to policyholders of not less than the greater of $1,500,000 or 10% of total liabilities. Under New York law, the minimum statutory requirement is $250,000 for capital and initial surplus. Each of the Company's title underwriters have complied with the minimum statutory requirements as of December 31, 1995, with the exception of ATIC, after considering the proposed examination adjustments previously discussed.

     In November 1995, the National Association of Insurance Commissioners ("NAIC") distributed the latest draft of the Title Insurers Model Act (the "Act"). The purpose of the Act is to provide guidance to the

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES state insurance regulatory agencies relative to the effective regulation and supervision of the title insurance industry and title insurers. The Act addresses aspects of the title insurance industry from corporate structure and financial and accounting information to market conduct and legal standards. The effective date of the Act has not been specified in the draft of the Act. Certain provisions of the Act will be phased in over a multi-year period.

     The UTCs are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth and dividend capability. Minimum net worth of $7.5 million and $2.5 million is required for FNTC and FNCAL, respectively. In addition, the Company has agreed to notify the State of California Department of Insurance of dividend payments by FNTC and FNCAL greater than 30% of earnings before income taxes for a period of three years.

L. EMPLOYEE BENEFIT PLANS

     Employee benefits include an employee stock purchase plan, three stock option plans and a 401(k) plan.

     In 1987, stockholders approved the adoption of an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP and subsequent amendments, there are 6,600,000 shares of the Company's Common Stock available for purchase at current market prices by Company employees who meet certain vesting requirements. Pursuant to the ESPP, Company employees may contribute an amount between 5% and 15% of their base salary and certain commissions. The Company contributes varying amounts as specified in the ESPP. During the years ended December 31, 1995, 1994 and 1993, 261,075, 300,752 and 228,127 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $11.82, $13.17 and $15.88 per share, respectively. The Company contributed $1.4 million or the equivalent of 118,644 shares for the year ended December 31, 1995; $1.3 million or the equivalent of 103,094 shares for the year ended December 31, 1994; and $1.3 million or the equivalent of 88,796 shares for the year ended December 31, 1993 in accordance with the employer's matching contribution. A total of 4,674,265 shares have been purchased by both the ESPP and employees since the adoption of the ESPP.

     In 1987, stockholders also approved the adoption of a Stock Option Plan ("1987 Option Plan"). Under the terms of the 1987 Option Plan, the Company may grant stock options to certain key employees and non-employee directors or officers. The number of shares issuable under the 1987 Option Plan is 1,361,250 shares of Common Stock at not less than fair market value on the date of grant. Employees are eligible to receive incentive stock options or non-qualified stock options, and non-employee directors are eligible to receive non-qualified stock options. Options available to directors or officers may not exceed one-half of the aggregate number of shares available for grant. All options granted become exercisable at the discretion of the Board of Directors and expire five to eleven years from the date of grant. Options that lapse or are canceled prior to exercise are added to the shares authorized for future grants. The 1987 Option Plan, which may be terminated at the discretion of the Board of Directors, expires December 31, 1996 with respect to incentive stock options, and December 31, 1997, with respect to non-qualified stock options. See table below.

     In 1992, the stockholders approved the adoption of the 1991 Stock Option Plan ("1991 Option Plan"). Under the terms of the 1991 Option Plan, options may be granted to officers and key employees of the Company or any or all of its present or future subsidiaries. The number of shares reserved for issuance under the 1991 Option Plan and subsequent amendments is 1,952,500 shares of Common Stock, which may be newly issued or treasury shares. The per share option price is determined at the date of grant. The option price may be less than the fair market value of the Common Stock at the date of grant to reflect the application of the optionee's deferred bonus, if applicable. Options granted under the 1991 Option Plan shall be exercisable in such installments and for such periods as may be fixed at the time of grant, but in no event shall any stock options extend for a period in excess of 10 years from the date of grant.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     In 1994, the stockholders approved the adoption of the 1993 Stock Plan ("1993 Plan"). Under the terms of the 1993 Plan, options may be granted to officers, key employees and non-employee directors of the Company. The number of shares of Common Stock reserved for issuance under the 1993 Plan is 825,000. The per-share option price is determined at the date of grant provided that the price for incentive stock options shall not be less than 100% of their market value or award stock shares. The 1993 Plan also contains an automatic grant of non-qualified stock options to non-employee directors at an exercise price equal to 100% of fair value at date of grant, and the right to exercise such options shall vest equally over three years.

     The following table sets forth activity in the 1987 and 1991 Stock Option Plans and the 1993 Stock Plan from December 31, 1993 through December 31, 1995:

                                                                              1991 STOCK OPTION PLAN
                                            1987 STOCK OPTION PLAN                                        1993 STOCK PLAN(2)
                                   ----------------------------------------  ------------------------  ------------------------
                                   INCENTIVE   NON-QUALIFIED     EXERCISE                  EXERCISE                 EXERCISE
                                    OPTIONS       OPTIONS         PRICE        SHARES      PRICE(1)     SHARES        PRICE
                                   ---------   -------------   ------------  ----------   -----------  --------   -------------
Outstanding at December 31,
  1993...........................      9,071        242,550    $ 1.37-13.86   1,170,445   $ 1.47-9.70    52,250   $       13.48
  Granted in 1994................         --        216,700           12.62     283,201          8.07    16,500           12.62
  Exercised in 1994..............     (5,445)            --            1.37    (252,152)    1.21-9.45        --              --
                                   ---------   -------------   ------------  ----------   -----------  --------   -------------
Outstanding at December 31,
  1994...........................      3,626        459,250      1.37-13.86   1,201,494     1.47-9.70    68,750     12.62-13.48
  Granted in 1995................         --        275,000      9.20-11.82      50,990          4.77    80,300      9.09- 9.88
  Exercised in 1995..............     (1,814)            --            1.37    (193,781)     .98-9.23        --              --
  Expired or cancelled in 1995...         --             --              --          --            --   (16,500)    12.61-13.48
                                   ---------   -------------   ------------  ----------   -----------  --------   -------------
Outstanding at December 31,
  1995...........................      1,812        734,250    $ 1.37-13.86   1,058,703   $  .98-9.23   132,550   $  9.09-13.48
                                    ========   ============      ==========   =========     =========  =========    ===========
Exercisable at December 31,
  1995...........................      1,812        486,750    $ 1.37-13.86   1,055,471   $  .98-9.23    95,516   $  9.77-13.48
                                    ========   ============      ==========   =========     =========  =========    ===========
Exercisable through..............  July 1998     April 2005                  April 2005                May 2005

---------------

(1) There were 437,246 options granted in 1993. These options were granted at an exercise price of $12.73 to key employees of the Company who applied deferred bonuses expensed in 1992 amounting to $1,325,000 to the exercise price reducing it to $9.70 per share if exercised within the first year of grant. This is a non-variable plan that allows for exercise prices with a fixed discount from the quoted market price. The exercise price of these options decreases approximately 2.3% per year through 1998 and $.09 per share from 1999 through 2005 at which time the exercise price will be $8.09. 283,201 options were granted in 1994 at an exercise price of $12.62 to key employees of the Company who applied deferred bonuses expensed in 1993 amounting to $1,287,000 to the exercise price reducing it to $8.07 per share if exercised within the first year of grant. The exercise price of these options decreases approximately 3.3% per year through 1999 and $.14 per share from 2000 through 2006 at which time the exercise price will be $6.00. 50,990 options were granted in 1995 at an exercise price of $9.32 to key employees of the Company who applied deferred bonuses expensed in 1994 amounting to $236,773 to the exercise price, reducing it to $4.77 if exercised within the first year of the grant. The exercise price of these options decreases approximately 7.0% per year through 2000 and $.20 per share from 2001 through 2007, at which time the exercise price will be $1.95.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

M. SUPPLEMENTARY CASH FLOW INFORMATION

     The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

                                                               YEARS ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
                                                                (DOLLARS IN THOUSANDS)
    Cash paid (refunded) during the year:
      Interest............................................  $ 5,818     $ 4,022     $ 1,829
                                                            =======     =======     =======
      Income taxes........................................  $(3,147)    $12,286     $15,269
                                                            =======     =======     =======
    Non-cash investing and financing activities:
      Dividends declared and unpaid.......................  $   860     $   855     $ 1,072
                                                            =======     =======     =======
      Liabilities assumed in acquisitions (See Note B.)...  $    --     $    --     $26,410
                                                            =======     =======     =======
      Discount on purchase of ATIC Preferred Stock,
         increase in reserve for claim losses.............  $    --     $ 6,219     $    --
                                                            =======     =======     =======
      Acquisition of ACS Systems, Inc. (See Note B.)......  $    --     $ 2,681     $    --
                                                            =======     =======     =======

     As noted in Note A, effective January 1, 1993, the Company adopted Statement 109 which requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Implementation of Statement 109 resulted in non-cash adjustments to the following balance sheet accounts:

                                                                INCREASE (DECREASE)
                                                               ----------------------
                                                               (DOLLARS IN THOUSANDS)
            Assets:
              Investment securities..........................          $  (22)
              Trade receivables,net..........................             (48)
              Notes receivable, net..........................             (84)
              Prepaid expenses and other asset...............             (85)
              Title plants...................................            (354)
              Deferred income taxes..........................           4,644
                                                                      -------
                                                                       $4,051
                                                               =================
            Liabilities:
              Accounts payable and accrued liabilities.......          $4,799
              Reserve for claim losses.......................            (748)
                                                                      -------
                                                                       $4,051
                                                               =================

N. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF RISK

     In the normal course of business the Company enters into off-balance sheet credit risk associated with both its title insurance claims settlements. This credit risk is in the form of standby letters of credit outstanding of $317,000 at December 31, 1995 and 1994. Although the Company has credit risk associated with these obligations, it also has contractual rights associated with the claims settlement procedures.

     The Company generates a significant amount of title insurance premiums in California and Texas, 43.6% and 10.1% in 1995, 37.9% and 10.7% in 1994 and 45.5%
and 9.0% in 1993, respectively.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, trade receivables, notes receivable and financial instruments used in hedging activities.

     The Company places its cash equivalents and short-term investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. Investments in commercial paper of industrial firms and financial institutions are rated A1, P1 or better.

     Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the trade risk. The Company controls credit risk through monitoring procedures.

     Concentrations of credit risk with respect to notes receivable are limited because a number of diverse entities make up the Company's notes receivable base, thus spreading the credit risk. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs in-depth credit evaluations for all notes and requires guarantees and/or collateral, if deemed necessary.

     The counterparty to the agreement relating to the Company's interest rate swap instrument consists of a major high credit quality financial institution. The Company does not believe that there is significant risk of nonperformance by this counterparty because the Company continually monitors the credit rating of such counterparties, and limits the financial exposure and the amount of agreements entered into with any one financial institution. While the notional amounts of financial instruments are often used to express the volume of these transactions, the potential accounting loss on these transactions if the counterparty failed to perform is limited to the amounts, if any, by which the counterparty's obligation under the contract exceeds the obligation of the Company to the counterparty.

     During 1993, the Company acquired from outside lenders substantially all of Manchester's outstanding indebtedness. Additionally, Manchester had not been released from its general partnership obligations under a separate debt agreement of a real estate partnership in which it sold its interest in 1991. The amount outstanding under this agreement totalled $931,000 and $946,000 at December 31, 1995 and 1994, respectively. During 1994, the lender on this project agreed to release Manchester by substituting the buyer as the obligor. No such release has yet been executed. The Company does not believe that Manchester will require additional capital contributions from the Company that will materially impact liquidity, nor will Manchester's operations materially impact the Company's results of operations.

     At December 31, 1995 and 1994, the Company had off-balance sheet credit risk associated with general partnership obligations of $7,898,000 and $8,019,000, respectively. The Company believes that this credit risk is adequately secured by either legal remedies associated with settlement procedures or the underlying real estate assets. See Note J.

     The Company has a significant concentration of credit risk in its real estate operations which owns commercial real estate properties for its title insurance related direct operations in California and Arizona. As of December 31, 1995 and 1994, the Company's investments in real estate and partnerships totalled $8,659,000 and $9,591,000, respectively. Real estate related notes receivable of $1,992,000 and $2,428,000, respectively, which are net of reserves of $2,357,000 and $2,342,000, respectively, were outstanding at December 31, 1995 and 1994, and were secured by either commercial real estate or were due from real estate related partnerships. The Company feels that this concentration of credit risk is adequately secured by either the underlying real estate or the related assets available from the general partners guaranteeing the loans. See Notes D, E and J.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

O. NEW PRONOUNCEMENTS

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 ("Statement 115"), "Accounting for Certain Investments in Debt and Equity Securities." Statement 115 requires that investments be classified as "held to maturity," "available for sale" or "trading securities." Statement 115 defines investments in securities as "held to maturity" based upon a positive intent and ability to hold those securities to maturity. Investments held to maturity are reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in operations. Debt and equity securities not classified as "held to maturity" or "trading securities" are classified as "available for sale" and recorded at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders' equity, net of related income tax effect. The Company adopted Statement 115 on January 1, 1994 and the impact on the results of operations and financial position was not material. In November 1995, the Financial Accounting Standards Board Emerging Issues Task Force granted all entities a one-time opportunity to reconsider their ability and intent to hold securities accounted for under Statement 115 as held to maturity. This allows entities to transfer securities from the held to maturity category without "tainting" their remaining held to maturity securities. The Board emphasized that this would be a one-time event. The Company has reassessed the appropriateness of the classifications of securities held and has chosen to reclassify its held to maturity portfolio to available for sale in 1995, in order to provide additional investment portfolio management flexibility. The fair value of the securities transferred from the held to maturity portfolio to the available for sale portfolio totalled $25.5 million and resulted in an unrealized gain of $459,000, before applicable income taxes.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. Statement 121 requires that under certain conditions entities perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required and, if so, to measure the impairment. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the asset's carrying amount, an impairment loss is considered; if the sum of the expected future cash flows is more than the asset's carrying amount, an impairment loss cannot be recognized. Measurement of an impairment loss is based on the fair value of the asset. Statement 121 requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell, except for assets covered by the provisions of Accounting Pronouncements Board Opinion No. 30. Statement 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. The Company does not anticipate that the adoption of Statement 121 will have a material effect on the Consolidated Financial Statements.

     Statement of Financial Accounting Standards No. 123 ("Statement 123"), "Accounting for Stock-Based Compensation", was issued by the Financial Accounting Standards Board in October 1995. Statement 123 applies to all transactions in which an entity acquires goods or services by issuing instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans ("ESOPs"). Statement 123 covers transactions with employees and non-employees and is applicable to both public and non-public entities. Statement 123 establishes a new method of accounting for stock-based compensation arrangements with employees. The new method is a fair value method rather than the intrinsic value method that is contained in Accounting Pronouncements Board Opinion No. 25 ("Opinion 25"). However, the Statement does not require an entity to adopt the new fair value based method for purposes of preparing its basic financial statements. Entities are allowed (1) to continue to use the Opinion 25 method or
(2) to adopt the Statement 123 fair value based method. Once the fair value based

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES method is adopted, an entity cannot change back to the Opinion 25 method. Also, the selected method applies to all of an entity's compensation plans and transactions. The Statement 123 fair value based method will result in higher compensation cost than the Opinion 25 intrinsic value based method for fixed stock option compensation plans and will result in a different compensation cost for variable stock option compensation plans. Sometimes the amount will be higher and sometimes the amount will be lower. Also, many employee stock purchase plans that are considered noncompensatory under Opinion 25 will be compensatory and result in the recognition of compensation costs under the fair value based method. For entities not adopting the Statement 123 fair value based method, the Statement creates a unique financial reporting situation. It requires entities that retain the Opinion 25 method for preparing their basic financial statements to display in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted. Thus, these entities are required to account for employee compensation arrangements by two different methods and must present two separate measures of results of operations. Statement 123 is effective for fiscal years beginning after December 15, 1995. The Company intends to continue using the Opinion 25 method when accounting for stock based compensation in its basic financial statements upon adoption of Statement 123. The Company will choose the pro forma disclosure method.

     Statement of Position 94-6 ("SOP 94-6"), "Disclosure of Certain Significant Risks and Uncertainties," was issued in December 1994. SOP 94-6 requires disclosures about certain risks and uncertainties that could significantly affect the amounts reported in an entity's financial statements in the near term and relate to: the nature of operations, the necessary use of estimates in the preparation of financial statements and significant concentrations in certain aspects of the entity's operations. SOP 94-6 is applicable to financial statements of both public and non-public companies, but does not cover governmental entities. SOP 94-6 is effective for financial statements issued for fiscal years ending after December 15, 1995. The Company has included SOP 94-6 related disclosures in its 1995 Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. THROUGH 13.

     Within 120 days after the close of its fiscal year, the Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 as amended, which will include the election of directors, the report of compensation committee on annual compensation, certain relationships and related transactions and other business.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS. The following is a list of the Consolidated Financial Statements of Fidelity National Financial, Inc. and its subsidiaries included in Item 8 of Part II.

          Independent Auditors' Report.

          Consolidated Balance Sheets as of December 31, 1995 and 1994.

          Consolidated Statements of Earnings for the years ended December 31, 1995, 1994 and 1993.

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993.

          Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

          Notes to Consolidated Financial Statements.

     (a)(2) FINANCIAL STATEMENT SCHEDULES. The following is a list of financial statement schedules filed as part of this annual report on Form 10-K.

        Schedule I: Fidelity National Financial, Inc. (Parent Company Financial Statements).

        Schedule II:  Valuation and Qualifying Accounts.

     All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

     (a)(3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

         EXHIBIT
          NUMBER                                    DESCRIPTION
        ----------   --------------------------------------------------------------------------
         3           Charter and Bylaws of the Issuer.
         3.1         Certificate of Incorporation of Registrant, with Amendments, incorporated by reference from Form S-1, Registration No. 33-11321.
         3.1.1       Amendment to Article FOURTH of Certificate of Incorporation of Registrant
                     dated February 2, 1989 and approved by the stockholders of the Company on
                     March 24, 1989, incorporated by reference from Form 10-K filed January 29,
                     1990.
         3.1.2       Amendment to Article FOURTH of Certificate of Incorporation of Registrant
                     dated June 10, 1992 and approved by the stockholders of the Company on
                     July 15, 1992, incorporated by reference from Proxy Statement on Schedule
                     14A dated June 17, 1992.

         EXHIBIT
          NUMBER                                    DESCRIPTION
        ----------   --------------------------------------------------------------------------
         3.1.3       Amendment to Article FOURTH of Certificate of Incorporation of Registrant
                     dated June 15, 1993 and approved by the stockholders of the Company on
                     June 15, 1993, incorporated by reference from Proxy Statement on Schedule
                     14A dated May 5, 1993.
         3.1.4       Amendment to Article FOURTH of Certificate of Incorporation of Registrant
                     dated June 14, 1994 and approved by the stockholders of the Company on
                     June 14, 1994, incorporated by reference from Proxy Statement on Schedule
                     14A dated May 11, 1994.
         3.2         Bylaws of Registrant with Amendments, incorporated by reference from Form
                     S-1, Registration No. 33-11321.
         3.2.1       Amendment to Article VII, Section 7 of the Bylaws of Registrant dated
                     April 22, 1988, incorporated by reference from Form 10-K filed January 29,
                     1990.
         3.2.2       Amendment to Article III, Section 3(d) of the Bylaws of Registrant dated
                     September 14, 1991, incorporated by reference from Form 10-K filed March
                     29, 1993.
         3.2.3       Amendment to Article II, Section 1(b) of the Bylaws of Registrant dated
                     October 29, 1991, incorporated by reference from Form 10-K filed March 29,
                     1993.
         3.2.4       Amendment to Article II, Section 1(b) of the Bylaws of Registrant dated
                     December 10, 1991, incorporated by reference from Form 10-K filed March
                     29, 1993.
         3.2.5       Amendment to Article IV, Sections 1(a) and (b) and Section 4 of the Bylaws
                     of Registrant dated June 9, 1992, incorporated by reference from Form 10-K filed March 29, 1993.
         4           Instruments Defining Rights of Security Holders.
         4.1         Specimen Certificate, incorporated by reference from Form S-1,
                     Registration No. 33-11321.
         4.2         Articles FOURTH and EIGHTH of Certificate of Incorporation of Registrant,
                     with Amendments, incorporated by reference from Form S-1, Registration No.
                     33-11321.
         4.2.1       Amendment to Article FOURTH of Certificate of Incorporation of Registrant
                     dated February 2, 1989 and approved by the stockholders of the Company on
                     March 24, 1989, incorporated by reference from Form 10-K filed January 29,
                     1990.
         4.2.2       Amendment to Article FOURTH of Certificate of Incorporation of Registrant
                     dated June 10, 1992 and approved by the stockholders of the Company on
                     July 15, 1992, incorporated by reference from Proxy Statement on Schedule
                     14A dated June 17, 1992.
         4.2.3       Amendment to Article FOURTH of Certificate of Incorporation of Registrant
                     dated June 14, 1994 and approved by the stockholders of the Company on
                     June 14, 1994, incorporated by reference from Proxy Statement on Schedule
                     14A dated May 11, 1994.
         4.3         Articles II and IV of the Bylaws of the Registrant with Amendments, incorporated by reference from Form S-1, Registration No. 33-11321.
         4.4         Subscription Documents, incorporated by reference from Form S-1,
                     Registration No. 33-11321.
        10           Material Contracts.
        10.1         Employment Agreement effective as of April 1, 1991 between William P.
                     Foley, II and Fidelity National Financial, Inc., incorporated by reference from Form 10-K filed March 23, 1992.
        10.2         Sale Agreement with Exhibits dated August 23, 1991 between Fidelity
                     National Financial, Inc. and Meridian Bank, a Pennsylvania banking corporation, incorporated by reference from Form 10-K filed March 23,
                     1992.

         EXHIBIT
          NUMBER                                    DESCRIPTION
        ----------   --------------------------------------------------------------------------
        10.3         Tax Allocation Agreement between Fidelity National Title Insurance Company and Fidelity National Financial, Inc., incorporated by reference from Form
                     S-1, Registration No. 33-11321.
        10.3.1       Tax Allocation Agreement dated February 19, 1992 between Fidelity National
                     Title Insurance Company and Fidelity National Financial, Inc.,
                     incorporated by reference from Form 10-K filed March 23, 1992.
        10.3.2       Tax Allocation Agreement dated February 19, 1992 between Fidelity National
                     Title Insurance Company of California and Fidelity National Financial,
                     Inc., incorporated by reference from Form 10-K filed March 23, 1992.
        10.3.3       Tax Allocation Agreement dated February 19, 1992 between Fidelity National
                     Title Insurance Company of Texas and Fidelity National Financial, Inc.,
                     incorporated by reference from Form 10-K filed March 23, 1992.
        10.3.4       Tax Allocation Agreement dated January 1, 1989 between Western Financial
                     Trust Company and Fidelity National Financial, Inc., incorporated by reference from Form 10-K filed March 29, 1993.
        10.3.5       Tax Allocation Agreement dated July 1, 1992 between American Title
                     Insurance Company and Fidelity National Financial, Inc., incorporated by reference from Form 10-K filed March 29, 1993.
        10.3.6       Tax Allocation Agreement dated July 1, 1992 between Fidelity National
                     Title Insurance Company of Pennsylvania and Fidelity National Financial,
                     Inc., incorporated by reference from Form 10-K filed March 29, 1993.
        10.3.7       Tax Allocation Agreement dated February, 1992 between Fidelity National
                     Title Insurance Company of Tennessee and Fidelity National Financial,
                     Inc., incorporated by reference from Form 10-K filed March 18, 1994.
        10.3.8       Tax Allocation Agreement dated March 1, 1993 between Fidelity National
                     Title Insurance Company of New York and Fidelity National Financial, Inc.,
                     incorporated by reference from Form 10-K filed March 18, 1994.
        10.4         Fidelity National Financial, Inc. 1987 Stock Option Plan, incorporated by reference from Form S-1, Registration No. 33-11321.
        10.4.1       Amendments to Fidelity National Financial, Inc. 1987 Stock Option Plan
                     approved by the stockholders of the Company on March 24, 1989, incorporated by reference from Form S-8, Registration No. 33-34300.
        10.5         Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan,
                     incorporated by reference from Form S-1, Registration No. 33-11321.
        10.5.1       Amendments to Fidelity National Financial, Inc. 1987 Employee Stock
                     Purchase Plan approved by the stockholders of the Company on March 24,
                     1989, incorporated by reference from Form S-8, Registration No. 33-15027.
        10.5.2       Amendments to Fidelity National Financial, Inc. 1987 Employee Stock
                     Purchase Plan, incorporated by reference from Form S-8, Registration No.
                     33-45709.
        10.5.3       Amendments to Fidelity National Financial, Inc. 1987 Employee Stock
                     Purchase Plan approved by the stockholders of the Company on June 15,
                     1993, incorporated by reference from Form S-8, Registration No. 33-64836.
        10.5.4       Amendments to Fidelity National Financial, Inc. 1987 Stock Purchase Plan
                     approved by the stockholders of the Company on June 20, 1995, incorporated by reference from Form S-8, Registration No. 33-61983.

         EXHIBIT
          NUMBER                                    DESCRIPTION
        ----------   --------------------------------------------------------------------------
        10.6         Fidelity National Financial, Inc. 401(k) Profit Sharing Defined
                     Contribution Plan and Trust adopted January 1, 1990, incorporated by reference from Form 10-K filed January 29, 1991.
        10.6.1       Amendments to Fidelity National Financial, Inc. 401(k) Profit Sharing
                     Plan, incorporated by reference from Form S-8, Registration No. 33-56514.
        10.7         Fidelity National Financial, Inc. 1991 Stock Option Plan, approved by the stockholders of the Company on July 15, 1992, incorporated by reference from Form S-8, Registration No. 33-45272.
        10.7.1       Amendments to Fidelity National Financial, Inc. 1991 Stock Option Plan
                     approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Form S-8, Registration No. 33-64834.
        10.7.2       Amendment to Fidelity National Financial, Inc. 1991 Stock Plan, approved by the stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026.
        10.8         Loan Agreement dated October 31, 1989 between Fidelity National Financial,
                     Inc., Fidelity National Title Insurance Company of California and Imperial
                     Bank with respect to loans in the principal amount of $15,343,756, incorporated by reference from Form 10-K filed January 29, 1990.
        10.8.1       Promissory Note in the original principal amount of $12,000,000 to
                     Imperial Bank by Fidelity National Financial, Inc. dated March 2, 1992, incorporated by reference from Form 10-K filed March 29, 1993.
        10.8.2       General Security Agreement between Fidelity National Financial, Inc. and
                     Imperial Bank dated February 1, 1989, incorporated by reference from Form
                     10-K filed January 29, 1990.
        10.8.3       Credit Agreement dated as of September 21, 1995 between Fidelity National
                     Financial Inc. and The Chase Manhattan Bank, N.A., Sanwa Bank California,
                     Imperial Bank and First Interstate Bank, incorporated by reference from
                     Form 8-K filed September 29, 1995.
        10.8.3.1     Amendment No. 1, dated as of December 18, 1995, to the Fidelity National
                     Financial, Inc. Credit Agreement dated as of September 21, 1995.
        10.9         Agreement of Limited Partnership of Governor Park Partners, L.P., a
                     California limited partnership, dated June 6, 1988 by and among Manchester
                     Development Corporation, William W. Gerrity, and Jeffrey D. Sterk,
                     incorporated by reference from Form 10-K filed January 29, 1989.
        10.9.1       Promissory Note Secured by Deed of Trust to Imperial Bank dated July 24,
                     1991 by Governor Park Partners, L.P. in the original principal amount of
                     $5,000,000, incorporated by reference from Form 10-K filed March 23, 1992.
        10.9.2       Assignment of Deed of Trust dated May 4, 1993 by Imperial Bank to Fidelity
                     National Financial, Inc., incorporated by reference from Form 10-K filed
                     March 18, 1994.
        10.9.3       Promissory Note dated March 1, 1990 in the original principal amount of
                     $800,000 to Manchester Development Corporation by Governor Park Partners,
                     L.P., incorporated by reference from Form 10-K filed March 29, 1993.
        10.9.4       Modification Agreement dated November 30, 1992 between Manchester
                     Development Corporation and Governor Park Partners, L.P., incorporated by reference from Form 10-K filed March 29, 1993.

         EXHIBIT
          NUMBER                                    DESCRIPTION
        ----------   --------------------------------------------------------------------------
        10.10        Agreement of Limited Partnership of Folco Mission Valley Partners Limited
                     Partnership, a California limited partnership, dated August 8, 1991, by
                     Folco Development Corporation, an Arizona corporation, as general partner, and Fidelity National Title Insurance Company, an Arizona corporation, as limited partner, incorporated by reference from Form 10-K filed March 23,
                     1992.
        10.10.1      Loan Purchase and Sale Agreement dated July 31, 1991 by and between
                     Resolution Trust Corporation, and Manchester Development Corporation, a
                     California corporation, incorporated by reference from Form 10-K filed
                     March 23, 1992.
        10.10.1.1    Assignment and Assumption Agreement dated September 13, 1991 among
                     Manchester Development Corporation, a California corporation, Folco
                     Mission Valley Partners Limited Partnership, a California limited partnership, and Resolution Trust Corporation, incorporated by reference from Form 10-K filed March 23, 1992.
        10.10.2      Office Building Lease dated October 1, 1991 between Folco Mission Valley
                     Partners Limited Partnership, a California limited partnership, as
                     Landlord, and Fidelity National Title Insurance Company, an Arizona
                     corporation, as Tenant, incorporated by reference from Form 10-K filed
                     March 23, 1992.
        10.11        Fixed Rate Promissory Note Secured by Deed of Trust dated September 16,
                     1991 in the original principal amount of $1,492,646 to Manchester
                     Development Corporation, a California corporation, by Folco Development
                     Corporation, an Arizona corporation, incorporated by reference from Form
                     10-K filed March 23, 1992.
        10.12        Form of First Amendment to Office Building Lease between Folco Development
                     Corporation, an Arizona corporation, as Landlord, and Fidelity National
                     Title Insurance Company, an Arizona corporation, as Tenant, with respect to nine office buildings, and the schedule of such buildings, incorporated by reference from Form 10-K filed March 23, 1992.
        10.13        Office Building Lease dated June 17, 1987 between Liberty Service
                     Corporation, as Landlord and Fidelity National Title Insurance Company, as
                     Tenant, with respect to corporate headquarters, incorporated by reference from Form 10-K filed January 29, 1990.
        10.14        Goodyear Investors Number II Partnership Agreement dated October 7, 1986 among Manchester Development Corporation, Folco Development Corporation
                     Defined Benefit Pension Plan, Enfield Construction Company, et al.,
                     incorporated by reference from Form S-1, Registration No. 33-11321.
        10.15        Form of Fidelity National Title Insurance Company Issuing Agency
                     Agreement, incorporated by reference from Form S-1, Registration No.
                     33-11321.
        10.16        Agreement of Limited Partnership of Prospect Office Partners, a California
                     limited partnership, dated September 1, 1988 by and among William P.
                     Foley, II, Frank P. Willey, Max F. Hickman, Manchester Development
                     Corporation, and James G. Watt Partnership, incorporated by reference from
                     Form 10-K filed January 29, 1989.
        10.16.1      Promissory Note dated October 1, 1988 in the original principal amount of
                     $850,000 to Manchester Development Corporation by Prospect Office
                     Partners, incorporated by reference from Form 10-K filed March 29, 1993.
        10.16.2      Modification Agreement dated November 30, 1992 between Manchester
                     Development Corporation and Prospect Office Partners, incorporated by reference from Form 10-K filed March 29, 1993.

         EXHIBIT
          NUMBER                                    DESCRIPTION
        ----------   --------------------------------------------------------------------------
        10.17        Agreement of Limited Partnership of Oxnard Office Partners, a California
                     limited partnership, dated October 1988 by and among Kensington
                     Development Corporation, William P. Foley, II, Frank P. Willey, Gregory A.
                     Winters, Joseph A. Beckerle, John E. Hock, Robert A. Diemer, and Gerald S.
                     Misurek, incorporated by reference from Form 10-K filed January 29, 1989.
        10.18        Wilmac III Limited Partnership Certificate and Agreement of Limited
                     Partnership, dated December 31, 1987 by and among Manchester Development
                     Corporation, Stephen L. McCartney, Frank P. Willey and Robert P. Coluccio,
                     incorporated by reference from Form 10-K filed January 29, 1989.
        10.19        Agreement of Limited Partnership of Tustin Retail, a California limited partnership, dated April 1988 by and among Manchester Development
                     Corporation and Vistar Financial Inc., incorporated by reference from Form
                     10-K filed January 29, 1989.
        10.19.1      Amendment to Agreement of Limited Partnership of Tustin Retail by and
                     among Manchester Development Corporation, Vistar Financial, Inc., William
                     P. Foley, II, Frank P. Willey, John E. Hock, Robert A. Diemer, Gerald S.
                     Misurek and Stuart R. Boesche, incorporated by reference from Form 10-K filed March 29, 1993.
        10.19.2      Promissory Note dated May 1, 1988 in the original principal amount of
                     $700,000 to Manchester Development Corporation by Tustin Retail,
                     incorporated by reference from Form 10-K filed March 29, 1993.
        10.19.3      Fixed Rate Promissory Note dated March 1, 1992 in the original principal amount of $303,500 to Manchester Development Corporation by Tustin Retail,
                     incorporated by reference from Form 10-K filed March 29, 1993.
        10.19.4      Modification Agreement dated November 30, 1992 between Manchester
                     Development Corporation and Tustin Retail, incorporated by reference from
                     Form 10-K filed March 29, 1993.
        10.20        Agreement of Limited Partnership of RSM Associates, a California limited partnership, dated September, 1989 by and among Manchester Development
                     Corporation, John West, Steve Waters, Diversified Management Associates,
                     Inc., a California corporation, and such limited partners as may be added, incorporated by reference from Form 10-K filed January 29, 1991.
        10.20.1      Office Building Lease dated October, 1989 between RSM Associates, as
                     Landlord, and Fidelity National Title Insurance Company, as Tenant,
                     incorporated by reference from Form 10-K filed January 29, 1991.
        10.20.2      Office Building Lease dated October, 1989 between RSM Associates, as
                     Landlord, and Fidelity National Title Insurance Company, as Tenant,
                     incorporated by reference from Form 10-K filed January 29, 1991.
        10.20.3      Modification Agreement Amending Note and Deed of Trust dated November 8,
                     1991 by RSM Associates, a California limited partnership, and Security
                     Pacific Bank, incorporated by reference from Form 10- K filed March 23,
                     1992.
        10.20.4      Promissory Note dated October 1, 1989 in the original principal amount of
                     $750,000 to Manchester Development Corporation by RSM Associates,
                     incorporated by reference from Form 10-K filed March 29, 1993.
        10.20.5      Modification Agreement dated November 30, 1992 between Manchester
                     Development Corporation and RSM Associates, incorporated by reference from
                     Form 10-K filed March 29, 1993.

         EXHIBIT                                    DESCRIPTION
          NUMBER                                         -
        ----------
        10.21        Form of Indemnification Agreement between the Registrant and certain of its officers and directors dated as of May 1, 1988 and the schedule of such officers and directors attached thereto, incorporated by reference from Form 10-K filed January 29, 1990.
        10.22        Loan and Completion Guaranty dated June 22, 1988 to Commercial Center
                     Bank, a California corporation, by Fidelity National Financial, Inc., incorporated by reference from Form 10-K filed January 29, 1991.
        10.24        New York Stock Exchange, Inc. Listing Agreement dated February 7, 1992 by
                     Fidelity National Financial, Inc., incorporated by reference from Form
                     10-K filed March 29, 1993.
        10.25        Stock Purchase Agreement dated November 23, 1992 by and among Fidelity
                     National Financial, Inc., Fidelity National Title Insurance Company of
                     Pennsylvania, Security Title and Guaranty Company, and Helmsley
                     Enterprises, Inc., incorporated by reference from Form 10-K filed March
                     29, 1993.
        10.26        Agreement for Deed in Lieu of Foreclosure and Joint Escrow Instructions
                     dated March 1992 between Manchester Development Corporation and Puget
                     Sound Savings Bank, incorporated by reference from Form 10-K filed March
                     29, 1993.
        10.27        Form of Underwriting Agreement between certain Representatives of the
                     Underwriters and Fidelity National Financial, Inc., incorporated by reference from Form S-2, Registration No. 33-46597.
        10.28        Form of Note Agreement dated as of March 1, 1993 between Fidelity National
                     Financial, Inc. and Purchasers and the Schedule of such Purchasers, incorporated by reference from Form 10-K filed March 29, 1993.
        10.28.1      Intercreditor Agreement dated as of March 1, 1993 among Imperial Bank,
                     Massachusetts Mutual Life Insurance Company, The Canada Life Assurance
                     Company, Canada Life Insurance Company of America, and Fidelity National
                     Financial, Inc., incorporated by reference from Form 10-K filed March 29,
                     1993.
        10.28.2      Form of 8.375% Senior Secured Note, Series A, incorporated by reference from Form 10-K filed March 29, 1993.
        10.28.3      Form of 8.735% Senior Secured Note, Series B, incorporated by reference from Form 10-K filed March 29, 1993.
        10.29        Variable Rate Note Agreement dated July 26, 1993 in the original principal amount of $3,500,000 to Cal West Service by Data Tree Corporation,
                     incorporated by reference from Form 10-K filed March 18, 1994.
        10.29.1      Convertible Note Purchase Agreement dated July 26, 1993 by and between
                     Data Tree Corporation, Harish K. Chopra and Cal West Service Corporation,
                     incorporated by reference from Form 10-K filed March 18, 1994.
        10.29.2      Second Convertible Note Purchase Agreement dated July 15, 1994 in the additional principal amount of $5,000,000 to Cal West Service Corporation by Data Tree Corporation and Harish K. Chopra, incorporated by reference from Form 10-K filed March 30, 1995.
        10.30        Variable Rate Promissory Note in the principal amount of $13,007,500 to
                     General Electric Capital Corporation by Fidelity Asset Management, Inc.,
                     incorporated by reference from Form 10-K filed March 18, 1994.
        10.31        Mortgage Note secured by Deed of Trust dated December 1, 1988 in the principal amount of $2,300,000 by Kensington Development Corporation to
                     Allstate Life Insurance Company, incorporated by reference from Form 10-K filed March 18, 1994.

         EXHIBIT
          NUMBER                                    DESCRIPTION
        ----------   --------------------------------------------------------------------------
        10.31.1      Assignment of Mortgage Note and Deed of Trust dated August 11, 1993 by
                     Allstate Life Insurance Company to Fidelity National Title Insurance
                     Company of California, incorporated by reference from Form 10-K filed
                     March 18, 1994.
        10.32        Asset Purchase Agreement dated December 31, 1993 by and between American
                     Title Insurance Company ("Seller") and Fidelity National Title Insurance
                     Company of New York ("Purchaser"), incorporated by reference from Form
                     10-K filed March 18, 1994.
        10.33        Asset Purchase Agreement dated December 31, 1993, by and between American
                     Title Insurance Company ("Seller") and Fidelity National Title Insurance
                     Company of Pennsylvania ("Buyer"), incorporated by reference from Form
                     10-K filed March 18, 1994.
        10.34        Stock Exchange Agreement dated December 7, 1993 by and among Fidelity
                     National Financial, Inc. ("Buyer") and Richard and Donna Love (the
                     "Seller"), incorporated by reference from Form 10-K filed March 18, 1994.
        10.35        Fidelity National Financial, Inc. 1993 Stock Plan, approved by stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026.
        10.36        Agreement to Purchase Option to Purchase an Undivided 60% Interest in
                     Assets of World Tax Service, by and between Fidelity Participations, Inc.
                     and World Tax Service, Inc., incorporated by reference from Form 10-K filed March 30, 1995.
        10.36.1      Stock Purchase Agreement dated June 9, 1995 between Fidelity National
                     Financial, Inc., WTC Financial and World Tax Service to acquire World Tax
                     Service and certain assets of WTC Financial.
        10.37        Acquisition of the Outstanding Capital Stock of Mellon/McMahan Real Estate
                     Advisors, Inc., dated June 15, 1994 by and between MacFarlane Partners
                     Limited Partnership and Mellon/McMahan Real Estate Advisors, Inc.,
                     incorporated by reference from Form 10-K filed March 30, 1995.
        10.38        Variable Rate Promissory Note dated August 24, 1994 in the principal amount of $10,127,141 to Fleet Credit Corporation by Fidelity Asset
                     Management, Inc., incorporated by reference from Form 10-K filed March 30,
                     1995.
        10.39        Variable Rate Promissory Note dated August 24, 1994 in the principal amount of $10,134,939.93 to Fleet Credit Corporation by Fidelity Asset
                     Management, Inc., incorporated by reference from Form 10-K filed March 30,
                     1995.
        10.39.1      Variable Rate Promissory Note dated June 22, 1995 in the principal amount of $4,938,337 to Fleet Credit Corporation by Fidelity Asset Management,
                     Inc.
        10.40        Agreement of Purchase and Sale of Real Estate and Joint Escrow
                     Instructions dated May 25, 1994 by and between Fidelity National Title
                     Insurance Company and 17911 Von Karman Partners, incorporated by reference from Form 10-K filed March 30, 1995.
        10.41        Stock Purchase Agreement dated February 14, 1995 by and among Fidelity
                     National Financial, Inc., Raul Costelo, Jeff A. Sanderson and Mark J.
                     Attaway to acquire outstanding capital stock of ACS Systems, Inc., incorporated by reference from Form 10-K filed March 30, 1995.
        10.42        Stock Purchase Agreement by and among Ronald G. Bridge (selling shareholder); Western Title Co. of Washington, Inc. and Fidelity National
                     Financial, Inc. to acquire Western Title Co. of Washington, Inc., incorporated by reference from Form 10-K filed March 30, 1995.

         EXHIBIT
          NUMBER                                    DESCRIPTION
        ----------   --------------------------------------------------------------------------
        10.43        Stock Purchase Agreement dated as of August 18, 1995 by and among William
                     D. Rothenberg, Marshall D. Wexler, Southern California Title Company and
                     Fidelity National Financial, Inc.
        10.44        Acquisition Agreement dated September 13, 1995 by and among Fidelity
                     National Financial, Inc. and Nations Holding Group, Inc. and its wholly owned subsidiary Nations Title Inc. to acquire all of the issued and outstanding shares of Nations Title Inc.
        11           Computation of Primary and Fully Diluted Earnings per Share
        21           List of Subsidiaries
        23.1         Independent Auditors' Consent
        27           Financial Data Schedule

     (b) REPORTS ON FORM 8-K. The Company filed reports on Form 8-K during the fourth quarter ending December 31, 1995 as follows:

     NONE.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIDELITY NATIONAL FINANCIAL, INC.

                                          By:   /s/  WILLIAM P. FOLEY, II
                                                   William P. Foley, II
                                                 Chief Executive Officer

Date: March 19, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURES                                 TITLE                   DATE
-----------------------------------------------  -----------------------------  ---------------
               /s/  WILLIAM P. FOLEY, II           Chairman of the Board and
-----------------------------------------------     Chief Executive Officer
             William P. Foley, II                (Principal Executive Officer)   March 19, 1996
                  /s/  FRANK P. WILLEY              President and Director
-----------------------------------------------
                Frank P. Willey                                                  March 19, 1996
                   /s/  CARL A. STRUNK             Executive Vice President
-----------------------------------------------     Chief Financial Officer
                Carl A. Strunk                     (Principal Financial and
                                                      Accounting Officer)        March 19, 1996
              /s/  DANIEL D. (RON) LANE                    Director
-----------------------------------------------
             Daniel D. (Ron) Lane                                                March 19, 1996
                 /s/  J. THOMAS TALBOT                     Director
-----------------------------------------------
               J. Thomas Talbot                                                  March 19, 1996
                /s/  STEPHEN C. MAHOOD                     Director
-----------------------------------------------
               Stephen C. Mahood                                                 March 19, 1996
                   /s/  DONALD M. KOLL                     Director
-----------------------------------------------
                Donald M. Koll                                                   March 19, 1995
               /s/  WILLIAM A. IMPARATO                    Director
-----------------------------------------------
              William A. Imparato                                                March 19, 1996
                 /s/  CARY H. THOMPSON                     Director
-----------------------------------------------
               Cary H. Thompson                                                  March 19, 1996

                          INDEPENDENT AUDITORS' REPORT
The Board of Directors
Fidelity National Financial, Inc.

     Under date of February 26, 1996, we reported on the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1995 which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related financial statement schedules in the Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Orange County, California
February 26, 1996

                                                                      SCHEDULE I

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
                                            ASSETS
Cash...................................................................  $    746     $     --
Investment securities available for sale, at fair value................    16,788       27,750
Trade receivables, net.................................................        22           --
Notes receivable, net..................................................    13,514       11,587
Investment in subsidiaries.............................................   167,619      149,285
Investments in real estate and partnerships, net.......................     1,435        1,382
Property and equipment, net............................................        90          188
Deferred income taxes..................................................        --       12,553
Income taxes receivable................................................     2,450        6,988
Prepaid expenses and other assets......................................     4,953        7,543
                                                                         --------     --------
                                                                         $207,617     $217,276
                                                                         ========     ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities.............................  $  4,173     $  5,403
  Notes payable........................................................   113,201      121,460
  Accounts payable to subsidiaries.....................................    12,263       16,459
  Deferred income taxes................................................        33           --
                                                                         --------     --------
                                                                          129,670      143,322
                                                                         --------     --------
Stockholders' Equity:
  Preferred stock, $.0001 par value; authorized 3,000,000 shares;
     issued and outstanding, none......................................        --           --
  Common stock, $.0001 par value; authorized, 55,000,000 shares in 1995
     and 1994; issued 17,439,263 in 1995 and 17,227,402 in 1994........         2            2
  Additional paid-in capital...........................................    58,098       56,659
  Retained earnings....................................................    70,273       66,668
                                                                         --------     --------
                                                                          128,373      123,329
  Net unrealized gains (losses) on investments.........................     5,866       (8,914)
  Less treasury stock, 5,168,853 shares in 1995 and 3,633,410 shares in
     1994, at cost.....................................................    56,292       40,461
                                                                         --------     --------
                                                                           77,947       73,954
  Commitments and contingencies........................................
                                                                         --------     --------
  Subsequent events....................................................  $207,617     $217,276
                                                                         ========     ========

                See accompanying notes to financial statements.
                     (Schedule continued on following page)

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                  STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                             (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1995        1994        1993
                                                                -------     -------     -------
REVENUE:
  Other fees and revenue......................................  $   585     $ 1,114     $ 1,008
  Interest and investment income..............................    3,977       2,364         929
                                                                -------     -------     -------
                                                                  4,562       3,478       1,937
                                                                -------     -------     -------
EXPENSES:
  Other operating expenses....................................    1,456       1,268       1,055
  Interest expense............................................    8,427       7,130       1,638
                                                                -------     -------     -------
                                                                  9,883       8,398       2,693
                                                                -------     -------     -------
Losses before income tax benefit, equity in earnings of
  subsidiaries and extraordinary item.........................   (5,321)     (4,920)       (756)
Income tax benefit............................................      899       1,033         234
                                                                -------     -------     -------
Losses before equity in earnings of subsidiaries and
  extraordinary item..........................................   (4,422)     (3,887)       (522)
Equity in earnings of subsidiaries............................   12,054      13,632      36,817
                                                                -------     -------     -------
Earnings before extraordinary item............................    7,632       9,745      36,295
Extraordinary item -- gain (loss) on early retirement of debt, net of applicable income tax expense (benefit) of $(437) in
  1995 and $1,292 in 1994.....................................     (813)      2,400          --
                                                                -------     -------     -------
Net earnings..................................................  $ 6,819     $12,145     $36,295
                                                                =======     =======     =======
Earnings per share before extraordinary item..................  $   .59     $   .59     $  2.16
Extraordinary item -- gain (loss) on early retirement of debt,
  net of applicable income tax expense (benefit)..............     (.06)        .15          --
                                                                -------     -------     -------
Net earnings per share........................................  $   .53     $   .74     $  2.16
                                                                =======     =======     =======
Dividends per share...........................................  $   .25     $   .25     $   .22
                                                                =======     =======     =======
Retained earnings, beginning of year..........................  $66,668     $58,438     $31,979
  Distributions to ASAP stockholders..........................       --          --      (5,066)
  Conversion of ASAP from S to C corporation..................       --          --      (1,186)
  Dividends declared..........................................   (3,214)     (3,915)     (3,575)
  Stock split.................................................       --          --          (1)
  Cash in lieu of fractional shares...........................       --          --          (8)
  Net earnings................................................    6,819      12,145      36,295
                                                                -------     -------     -------
Retained earnings, end of year................................  $70,273     $66,668     $58,438
                                                                =======     =======     =======

                See accompanying notes to financial statements.
                     (Schedule continued on following page)

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1995         1994        1993
                                                              --------     --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $  6,819     $ 12,145     $36,295
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
     Depreciation and amortization..........................        98          310          --
     Amortization of LYONs original issue discount and
       issuance costs.......................................     4,916        4,701          --
     Provision for possible losses on notes receivable......     1,172           --          --
     Net equity in earnings of subsidiaries.................   (12,054)     (13,632)    (36,817)
     (Gain) loss on sale of investments.....................      (639)         727        (425)
     Net increase (decrease) in income taxes................     7,673       (7,860)       (688)
     Net increase in prepaid expenses and other assets......     4,344       (3,212)       (518)
     Net increase (decrease) in accounts payable and accrued
       liabilities..........................................    (1,212)       1,534       2,262
                                                              --------     --------     -------
          Net cash provided by (used in) operating
            activities......................................    11,117       (5,287)        109
                                                              --------     --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments........................    25,112       29,082       2,130
  Purchase of investments...................................    (7,746)     (53,320)     (8,431)
  Additions to notes receivable.............................    (4,614)      (7,452)     (4,584)
  Collections on notes receivable...........................     1,515          448          --
  Additions to investment in subsidiaries...................    (7,034)      (6,215)     (1,998)
  Investment in real estate and partnerships, net...........       (53)         (62)     (1,320)
  Additions to property and equipment, net..................        --           --        (268)
                                                              --------     --------     -------
          Net cash provided by (used in) investing
            activities......................................     7,180      (37,519)    (14,471)
                                                              --------     --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings................................................    33,772      101,336      22,500
  Debt service payments.....................................   (46,814)        (208)       (663)
  Retirement of LYONs.......................................        --      (17,592)         --
  Gain on early retirement of LYONs.........................        --       (3,692)         --
  Dividends paid............................................    (3,232)      (4,132)     (3,218)
  Cash in lieu of fractional shares.........................        --           --          (8)
  Purchase of stock warrants................................        --           --          --
  Issuance (acquisition) of treasury stock, net.............   (15,831)     (40,461)        220
  Exercise of stock options.................................     1,439        1,314         466
  Distributions to ASAP stockholders........................        --           --      (5,066)
  Net borrowings (payments to) from subsidiaries............    13,115        4,586     (16,123)
  Stock offering proceeds, net..............................        --           --      17,827
                                                              --------     --------     -------
          Net cash provided by financing activities.........   (17,551)      41,151      15,935
                                                              --------     --------     -------
Net increase (decrease) in cash and cash equivalents........       746       (1,655)      1,573
Cash and cash equivalents at beginning of year..............        --        1,655          82
                                                              --------     --------     -------
Cash and cash equivalents at end of year....................  $    746     $     --     $ 1,655
                                                              ========     ========     =======

                See accompanying notes to financial statements.
                     (Schedule continued on following page)

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

A. Fidelity National Financial, Inc. (the "Company") transacts substantially all of its business through its subsidiaries. The Consolidated Financial Statements for the Company and its subsidiaries are included with their Form 10-K. The Parent Company Financial Statements should be read in connection with the aforementioned Consolidated Financial Statements and notes thereto.

B. Notes payable consist of the following:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
                                                                              (DOLLARS IN
                                                                              THOUSANDS)
Credit agreement, secured by common stock of certain Insurance
  Subsidiaries, with principal due quarterly and interest due monthly at LIBOR rate plus 2.0% (7.81% at December 31, 1995), due September
  2001.................................................................  $ 21,250     $     --
Senior secured notes, secured by common stock of certain Insurance
  Subsidiaries, with interest due semi-annually at 8.375% ($12,500),
  and 8.735% ($10,000) paid in 1995....................................        --       22,500
Bank revolving line of credit due July 1995, secured by common stock of certain Insurance Subsidiaries, with interest due monthly at prime rate (8.5% at December 31, 1994); unused portion of $208 existed at
  December 31, 1994, paid in 1995......................................        --       11,792
Liquid Yield Option Notes, zero coupon, subordinated convertible notes
  due 2009 with interest at 5.5%.......................................    91,951       87,168
                                                                         --------     --------
                                                                         $113,201     $121,460
                                                                         ========     ========

     The Company's Credit Agreement, dated as of September 21, 1995, which includes a $22 million dollar term loan and a $13 million dollar revolving credit facility, is collateralized by the common stock of certain Insurance Subsidiaries. Additionally, the Company must comply with certain affirmative and negative covenants related to the Credit Agreement which require, among other things, that the Company maintain certain financial ratios related to liquidity, net worth, capitalization, investments, restricted payments and certain dividend restrictions. The Company was in compliance with these covenants. At December 31, 1995, the maximum amount available to pay dividends is $6,955,000.

     The Company has entered into an interest rate swap agreement concurrent with the funding of the Credit Agreement, dated as of September 21, 1995, which is principally used by the Company in the management of interest rate exposure. The interest rate swap agreement is accounted for on the accrual basis. Income and expense are recorded in the same category as that arising from the related debt. Amounts to be paid or received under interest rate swap agreements are recognized as interest income or expense in the periods in which they accrue. The interest rate swap agreement has not had a material impact on the Parent Company Financial Statements.

     In February 1994, the Company issued zero coupon, convertible subordinated LYONs due February 2009 at an interest rate of 5.5% with a principal amount at maturity of $235,750,000. Net proceeds to the Company were approximately $101,000,000. The proceeds were used for investment and general corporate purposes, including the repurchase of treasury shares.

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

C. Supplementary cash flow information:

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1995        1994        1993
                                                                -------     -------     -------
                                                                    (DOLLARS IN THOUSANDS)
Cash paid (refunded) during the year:
  Interest....................................................  $ 4,376     $ 2,214     $   838
                                                                ========    =======     =======
  Income taxes................................................  $(3,147)    $12,286     $15,269
                                                                ========    =======     =======
Non-cash investing and financing activities:
  Dividends declared and unpaid...............................  $   860     $   855     $ 1,072
                                                                ========    =======     =======
  Liabilities assumed in acquisitions.........................  $    --     $    --     $26,410
                                                                ========    =======     =======
  Discount on purchase of ATIC Preferred Stock, increase in
     reserve for claim losses.................................  $    --     $ 6,219     $    --
                                                                ========    =======     =======
  Acquisition of ACS Systems, Inc.............................  $    --     $ 2,681     $    --
                                                                ========    =======     =======

D. Acquisitions:

     In April 1994, the Company acquired all of the capital stock of ACS Systems, Inc. ("ACS") for an adjusted purchase price of 209,370 shares of the Company's Common Stock and certain future considerations of $900,000. ACS is a computer software development company engaged in the development and marketing of trust, escrow and title related software. The transaction has been accounted for as a purchase.

     On March 8, 1995, the Company acquired the common stock of Western Title Company of Washington, an underwritten title company with operations in King County (Seattle) and Snohomish County (Everett) in the state of Washington. Western Title Company of Washington was acquired from its selling shareholder for $3.2 million in cash. In addition, the Company also has an option to purchase a title plant in Pierce County (Tacoma), Washington. The Company will operate as a subsidiary of Fidelity in King and Snohomish counties under the name Fidelity National Title Company of Washington. The acquisition has been accounted for as a purchase.

     On May 2, 1995, the Company acquired the common stock of Butte County Title Company, an underwritten title company with operations in Butte County in the state of California. Butte County Title Company was acquired from its selling shareholders for $400,000 in cash, which approximated book value. The acquired company operates as a subsidiary of the Company in Butte County, and is now known as Fidelity National Title Company of California. The acquisition has been accounted for as a purchase. The Fidelity National Title Company of California results of operations were not material to the Consolidated Financial Statements.

     On June 14, 1995, the Company acquired certain assets of World Title Company ("World") for a purchase price to be determined based on the collection of certain accounts. In the case of trade accounts receivable acquired, the Company will retain certain percentages of amounts collected subsequent to the acquisition date and will remit the remaining amounts to the Department of Insurance of the State of California ("Department"). The Company has also acquired the open title orders of World as of the purchase date. The Company will retain certain percentages of amounts collected on open title orders subsequent to the acquisition date and will remit the remaining amounts to the Department.

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

     On June 22, 1995, the Company acquired 100% of the common stock of World Tax Service ("World Tax"), now known as Fidelity National Tax Service, from WTC Financial ("WTC"), the parent company of World Tax, for $1.8 million. The Company had previously executed an Asset Option Agreement ("Agreement") with WTC to acquire an option to purchase a 60% undivided interest in all of the assets of World Tax for $3.0 million. In connection with the Agreement, WTC was granted an option to purchase 110,000 shares of the Company's Common Stock at $13.18 per share. The option to purchase shares was acquired from WTC as part of the World Tax transaction. This transaction has been accounted for as a purchase.

     On August 19, 1995, the Company acquired the common stock of Southern California Title Company, an underwritten title company with operations in Los Angeles County in the state of California. Southern California Title Company was acquired for $2.1 million in cash. The acquired company operates as a subsidiary of the Company in Los Angeles County, and is now known as Fidelity National Title Company. This transaction has been accounted for as a purchase.

     On September 14, 1995, the Company announced that it had executed a definitive agreement ("Agreement") with Nations Holding Group to acquire one hundred percent of Nations Title Inc., and its wholly owned subsidiaries Nations Title Insurance Company, Nations Title Insurance Company of New York and National Title Insurance Company of New York (collectively, "Nations Title Inc."), which is the eighth largest title insurer in the United States based on 1994 reported revenue. The acquisition of Nations Title Inc. is expected to close in the first quarter of 1996, following final determination of the purchase price. The Company believes that the combination of its direct operations and Nations' strong agency network will provide a balance to Fidelity's title premium revenue between direct and agency, as well as hedge against future market downturns. Once assimilated, this acquisition should increase the Company's operating efficiencies and produce certain economies of scale, resulting in increased profits and enhancing its balance sheet. The Nations acquisition will significantly increase market share in areas where Fidelity National Financial, Inc. and subsidiaries have a limited presence, particularly in those areas where business is primarily agent driven, as well as in states where the Company currently has a strong position, while increasing its presence in the key title insurance states.

     Under the terms of the Agreement, Fidelity National Financial, Inc. will acquire one hundred percent of the outstanding stock of Nations Title Inc. from its sole shareholder, Nations Holding Group, for a purchase price of $21 million in cash and 176,000 shares of Fidelity National Financial, Inc. Common Stock, subject to certain purchase price adjustments as defined in the Agreement.

                                                                     SCHEDULE II

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                                     COL. C
                                                            -------------------------
                                               COL. B               ADDITIONS                               COL. E
                                             ----------     -------------------------        COL. D        ---------
                  COL. A                     BALANCE AT     CHARGED TO                     ----------       BALANCE
-------------------------------------------  BEGINNING      COSTS AND        OTHER         DEDUCTIONS       AT END
                DESCRIPTION                  OF PERIOD       EXPENSES      (DESCRIBE)      (DESCRIBE)      OF PERIOD
-------------------------------------------  ----------     ----------     ----------      ----------      ---------
Year ended December 31, 1995:
  Reserve for claim losses.................   $153,306       $ 19,031       $     --        $ 26,243(1)    $ 146,094
  Allowance on:
     Trade receivables.....................      2,029          1,701             --             259(2)        3,471
     Notes receivable......................      2,783            612             --             454(2)        2,941
  Real estate allowance....................      3,296            171             --              --           3,467
  Amortization of cost in excess of net
     assets acquired.......................      1,263            717             --              --           1,980
Year ended December 31, 1994:
  Reserve for claim losses.................   $142,512       $ 27,838       $  6,219(6)     $ 23,263(1)    $ 153,306
  Allowance on:
     Trade receivables.....................      2,353            813             --           1,137(2)        2,029
     Notes receivable......................      3,083           (159)            --             141(2)        2,783
  Real estate allowance....................      4,369             --             --           1,073(5)        3,296
  Amortization of cost in excess of net
     assets acquired.......................      1,088            175             --              --           1,263
Year ended December 31, 1993:
  Reserve for claim losses.................   $104,528       $ 39,220       $ 17,632(3)     $ 18,868(4)    $ 142,512
  Allowance on:
     Trade receivables.....................      2,080          1,248             --             975(2)        2,353
     Notes receivable......................      1,949          1,167             --              33(2)        3,083
  Real estate allowance....................      2,280          2,089             --              --           4,369
  Amortization of cost in excess of net
     assets acquired.......................        962            126             --              --           1,088

---------------

(1) Represents payments of claim losses, net of recoupments.

(2) Represents uncollectible accounts written off.

(3) Represents reserve for claim losses assumed in the acquisition of Fidelity National Title Insurance Company of New York.

(4) Represents payments of claim losses, net of recoupments ($18,120) and Statement 109 adjustments ($748).

(5) Represents reduction in the reserve balance due to the sale of a real estate property.

(6) Reserves assumed with purchase of ATIC Preferred Stock.