Form 10-K/A
period 1995-12-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1996-04-04
CIK 809398

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                            ------------------------
(MARK ONE)
/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (FEE REQUIRED)

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                               NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                                   ON WHICH REGISTERED
- ----------------------------------------              ----------------------------------------
     Common Stock, $.0001 par value                           New York Stock Exchange
  Liquid Yield Option Notes, due 2009,                        New York Stock Exchange
 zero coupon, convertible subordinated

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. / /

     As of March 18, 1996, 12,450,019 shares of Common Stock ($.0001 par value) were outstanding, and the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $139,236,000. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date.

     LOCATION OF EXHIBIT INDEX: The index to exhibits is contained in Part IV herein on page number 62.

     The information in Part III hereof is incorporated herein by reference to the Registrant's Proxy Statement on Schedule 14A for the fiscal year ended December 31, 1995, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

- ---------------

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

- ---------------
(1) Excludes investments in real estate.

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

- ---------------

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

- ---------------

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

- ---------------

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
                                                                       ===========

- ---------------
(1) Prior to the acquisition, Agency Sales and Posting and Arizona Sales and Posting, Inc. reported as S Corporations for income tax reporting purposes, with all earnings treated as if distributed to the stockholders and taxable to them. As a result, no provision for income taxes had been recorded by Agency Sales and Posting and Arizona Sales and Posting, Inc. prior to the acquisition by the Company. Pro forma adjustments have not been made to the results of operations to present income taxes which would otherwise have been incurred by these entities as these adjustments would be immaterial. See Note H.

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

D.  NOTES RECEIVABLE

     Notes receivable consist of the following:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Mortgage notes, unsecured and secured by various deeds of trust, installments due monthly including interest at rates ranging
      from 7.5% to 15.0%, due through 2016...........................  $ 1,484     $ 1,806
    Promissory notes, secured by various assets, installments due monthly including interest at rates ranging from 8.0% to 13%,
      due through 2002...............................................   13,002      10,525
    Promissory notes due from unconsolidated real estate partnerships at 12%, unsecured and secured by various deeds of trust, due
      through 1997...................................................    2,277       2,271
    Promissory note due from the Company's Chief Executive Officer, secured by a deed of trust, in monthly installments including
      interest at 9.5%, due through 2001.............................      587         693
    Officer and employee unsecured notes receivable at rates ranging
      from 7.0% to 11.0%, due through 2004...........................    1,517         627
                                                                       -------     -------
                                                                        18,867      15,922
    Allowance for doubtful receivables...............................   (2,941)     (2,783)
                                                                       -------     -------
                                                                       $15,926     $13,139
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

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

H.  INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                          1995        1994       1993
                                                         -------     ------     -------
                                                             (DOLLARS IN THOUSANDS)
        Current........................................  $(2,729)    $  (27)    $20,242
        Deferred.......................................    4,120      3,913      (3,983)
                                                         -------     -------    --------
                                                         $ 1,391     $3,886     $16,259
                                                         =======     =======    ========

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
                                                         =======    ========    ========

     The effective tax rate differs from the Federal statutory income tax rate as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                               ------------------------
                                                               1995      1994      1993
                                                               -----     -----     ----
        Statutory Federal income tax rate....................   34.0%     35.0%    35.0%
        Tax exempt interest income...........................  (23.3)    (10.9)    (3.9)
        Exclusion of certain meal and entertainment
          expenses...........................................    6.5       1.2       .1
        Change in valuation allowance........................     --      (8.4)      --
        Other................................................    (.3)      7.3      (.3)
                                                                         ------    ----
                                                                             -       --
                                                               ------
                                                                16.9%     24.2%    30.9%
                                                               ======    =======   ======

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

- ---------------

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

- ---------------

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

     (a)(3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

         EXHIBIT
          NUMBER                                    DESCRIPTION
        ----------   --------------------------------------------------------------------------
         3           Charter and Bylaws of the Issuer.
         3.1         Certificate of Incorporation of Registrant, with Amendments, incorporated by reference from Form S-1, Registration No. 33-11321.
         3.1.1       Amendment to Article FOURTH of Certificate of Incorporation of Registrant
                     dated February 2, 1989 and approved by the stockholders of the Company on
                     March 24, 1989, incorporated by reference from Form 10-K filed January 29,
                     1990.
         3.1.2       Amendment to Article FOURTH of Certificate of Incorporation of Registrant
                     dated June 10, 1992 and approved by the stockholders of the Company on
                     July 15, 1992, incorporated by reference from Proxy Statement on Schedule
                     14A dated June 17, 1992.

         EXHIBIT
          NUMBER                                    DESCRIPTION
        ----------   --------------------------------------------------------------------------
         3.1.3       Amendment to Article FOURTH of Certificate of Incorporation of Registrant
                     dated June 15, 1993 and approved by the stockholders of the Company on
                     June 15, 1993, incorporated by reference from Proxy Statement on Schedule
                     14A dated May 5, 1993.
         3.1.4       Amendment to Article FOURTH of Certificate of Incorporation of Registrant
                     dated June 14, 1994 and approved by the stockholders of the Company on
                     June 14, 1994, incorporated by reference from Proxy Statement on Schedule
                     14A dated May 11, 1994.
         3.2         Bylaws of Registrant with Amendments, incorporated by reference from Form
                     S-1, Registration No. 33-11321.
         3.2.1       Amendment to Article VII, Section 7 of the Bylaws of Registrant dated
                     April 22, 1988, incorporated by reference from Form 10-K filed January 29,
                     1990.
         3.2.2       Amendment to Article III, Section 3(d) of the Bylaws of Registrant dated
                     September 14, 1991, incorporated by reference from Form 10-K filed March
                     29, 1993.
         3.2.3       Amendment to Article II, Section 1(b) of the Bylaws of Registrant dated
                     October 29, 1991, incorporated by reference from Form 10-K filed March 29,
                     1993.
         3.2.4       Amendment to Article II, Section 1(b) of the Bylaws of Registrant dated
                     December 10, 1991, incorporated by reference from Form 10-K filed March
                     29, 1993.
         3.2.5       Amendment to Article IV, Sections 1(a) and (b) and Section 4 of the Bylaws
                     of Registrant dated June 9, 1992, incorporated by reference from Form 10-K filed March 29, 1993.
         4           Instruments Defining Rights of Security Holders.
         4.1         Specimen Certificate, incorporated by reference from Form S-1,
                     Registration No. 33-11321.
         4.2         Articles FOURTH and EIGHTH of Certificate of Incorporation of Registrant,
                     with Amendments, incorporated by reference from Form S-1, Registration No.
                     33-11321.
         4.2.1       Amendment to Article FOURTH of Certificate of Incorporation of Registrant
                     dated February 2, 1989 and approved by the stockholders of the Company on
                     March 24, 1989, incorporated by reference from Form 10-K filed January 29,
                     1990.
         4.2.2       Amendment to Article FOURTH of Certificate of Incorporation of Registrant
                     dated June 10, 1992 and approved by the stockholders of the Company on
                     July 15, 1992, incorporated by reference from Proxy Statement on Schedule
                     14A dated June 17, 1992.
         4.2.3       Amendment to Article FOURTH of Certificate of Incorporation of Registrant
                     dated June 14, 1994 and approved by the stockholders of the Company on
                     June 14, 1994, incorporated by reference from Proxy Statement on Schedule
                     14A dated May 11, 1994.
         4.3         Articles II and IV of the Bylaws of the Registrant with Amendments, incorporated by reference from Form S-1, Registration No. 33-11321.
         4.4         Subscription Documents, incorporated by reference from Form S-1,
                     Registration No. 33-11321.
        10           Material Contracts.
        10.1         Employment Agreement effective as of April 1, 1991 between William P.
                     Foley, II and Fidelity National Financial, Inc., incorporated by reference from Form 10-K filed March 23, 1992.
        10.2         Sale Agreement with Exhibits dated August 23, 1991 between Fidelity
                     National Financial, Inc. and Meridian Bank, a Pennsylvania banking corporation, incorporated by reference from Form 10-K filed March 23,
                     1992.

         EXHIBIT
          NUMBER                                    DESCRIPTION
        ----------   --------------------------------------------------------------------------
        10.3         Tax Allocation Agreement between Fidelity National Title Insurance Company and Fidelity National Financial, Inc., incorporated by reference from Form
                     S-1, Registration No. 33-11321.
        10.3.1       Tax Allocation Agreement dated February 19, 1992 between Fidelity National
                     Title Insurance Company and Fidelity National Financial, Inc.,
                     incorporated by reference from Form 10-K filed March 23, 1992.
        10.3.2       Tax Allocation Agreement dated February 19, 1992 between Fidelity National
                     Title Insurance Company of California and Fidelity National Financial,
                     Inc., incorporated by reference from Form 10-K filed March 23, 1992.
        10.3.3       Tax Allocation Agreement dated February 19, 1992 between Fidelity National
                     Title Insurance Company of Texas and Fidelity National Financial, Inc.,
                     incorporated by reference from Form 10-K filed March 23, 1992.
        10.3.4       Tax Allocation Agreement dated January 1, 1989 between Western Financial
                     Trust Company and Fidelity National Financial, Inc., incorporated by reference from Form 10-K filed March 29, 1993.
        10.3.5       Tax Allocation Agreement dated July 1, 1992 between American Title
                     Insurance Company and Fidelity National Financial, Inc., incorporated by reference from Form 10-K filed March 29, 1993.
        10.3.6       Tax Allocation Agreement dated July 1, 1992 between Fidelity National
                     Title Insurance Company of Pennsylvania and Fidelity National Financial,
                     Inc., incorporated by reference from Form 10-K filed March 29, 1993.
        10.3.7       Tax Allocation Agreement dated February, 1992 between Fidelity National
                     Title Insurance Company of Tennessee and Fidelity National Financial,
                     Inc., incorporated by reference from Form 10-K filed March 18, 1994.
        10.3.8       Tax Allocation Agreement dated March 1, 1993 between Fidelity National
                     Title Insurance Company of New York and Fidelity National Financial, Inc.,
                     incorporated by reference from Form 10-K filed March 18, 1994.
        10.4         Fidelity National Financial, Inc. 1987 Stock Option Plan, incorporated by reference from Form S-1, Registration No. 33-11321.
        10.4.1       Amendments to Fidelity National Financial, Inc. 1987 Stock Option Plan
                     approved by the stockholders of the Company on March 24, 1989, incorporated by reference from Form S-8, Registration No. 33-34300.
        10.5         Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan,
                     incorporated by reference from Form S-1, Registration No. 33-11321.
        10.5.1       Amendments to Fidelity National Financial, Inc. 1987 Employee Stock
                     Purchase Plan approved by the stockholders of the Company on March 24,
                     1989, incorporated by reference from Form S-8, Registration No. 33-15027.
        10.5.2       Amendments to Fidelity National Financial, Inc. 1987 Employee Stock
                     Purchase Plan, incorporated by reference from Form S-8, Registration No.
                     33-45709.
        10.5.3       Amendments to Fidelity National Financial, Inc. 1987 Employee Stock
                     Purchase Plan approved by the stockholders of the Company on June 15,
                     1993, incorporated by reference from Form S-8, Registration No. 33-64836.
        10.5.4       Amendments to Fidelity National Financial, Inc. 1987 Stock Purchase Plan
                     approved by the stockholders of the Company on June 20, 1995, incorporated by reference from Form S-8, Registration No. 33-61983.

         EXHIBIT
          NUMBER                                    DESCRIPTION
        ----------   --------------------------------------------------------------------------
        10.6         Fidelity National Financial, Inc. 401(k) Profit Sharing Defined
                     Contribution Plan and Trust adopted January 1, 1990, incorporated by reference from Form 10-K filed January 29, 1991.
        10.6.1       Amendments to Fidelity National Financial, Inc. 401(k) Profit Sharing
                     Plan, incorporated by reference from Form S-8, Registration No. 33-56514.
        10.7         Fidelity National Financial, Inc. 1991 Stock Option Plan, approved by the stockholders of the Company on July 15, 1992, incorporated by reference from Form S-8, Registration No. 33-45272.
        10.7.1       Amendments to Fidelity National Financial, Inc. 1991 Stock Option Plan
                     approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Form S-8, Registration No. 33-64834.
        10.7.2       Amendment to Fidelity National Financial, Inc. 1991 Stock Plan, approved by the stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026.
        10.8         Loan Agreement dated October 31, 1989 between Fidelity National Financial,
                     Inc., Fidelity National Title Insurance Company of California and Imperial
                     Bank with respect to loans in the principal amount of $15,343,756, incorporated by reference from Form 10-K filed January 29, 1990.
        10.8.1       Promissory Note in the original principal amount of $12,000,000 to
                     Imperial Bank by Fidelity National Financial, Inc. dated March 2, 1992, incorporated by reference from Form 10-K filed March 29, 1993.
        10.8.2       General Security Agreement between Fidelity National Financial, Inc. and
                     Imperial Bank dated February 1, 1989, incorporated by reference from Form
                     10-K filed January 29, 1990.
        10.8.3       Credit Agreement dated as of September 21, 1995 between Fidelity National
                     Financial Inc. and The Chase Manhattan Bank, N.A., Sanwa Bank California,
                     Imperial Bank and First Interstate Bank, incorporated by reference from
                     Form 8-K filed September 29, 1995.
        10.8.3.1     Amendment No. 1, dated as of December 18, 1995, to the Fidelity National
                     Financial, Inc. Credit Agreement dated as of September 21, 1995.
        10.9         Agreement of Limited Partnership of Governor Park Partners, L.P., a
                     California limited partnership, dated June 6, 1988 by and among Manchester
                     Development Corporation, William W. Gerrity, and Jeffrey D. Sterk,
                     incorporated by reference from Form 10-K filed January 29, 1989.
        10.9.1       Promissory Note Secured by Deed of Trust to Imperial Bank dated July 24,
                     1991 by Governor Park Partners, L.P. in the original principal amount of
                     $5,000,000, incorporated by reference from Form 10-K filed March 23, 1992.
        10.9.2       Assignment of Deed of Trust dated May 4, 1993 by Imperial Bank to Fidelity
                     National Financial, Inc., incorporated by reference from Form 10-K filed
                     March 18, 1994.
        10.9.3       Promissory Note dated March 1, 1990 in the original principal amount of
                     $800,000 to Manchester Development Corporation by Governor Park Partners,
                     L.P., incorporated by reference from Form 10-K filed March 29, 1993.
        10.9.4       Modification Agreement dated November 30, 1992 between Manchester
                     Development Corporation and Governor Park Partners, L.P., incorporated by reference from Form 10-K filed March 29, 1993.

         EXHIBIT
          NUMBER                                    DESCRIPTION
        ----------   --------------------------------------------------------------------------
        10.10        Agreement of Limited Partnership of Folco Mission Valley Partners Limited
                     Partnership, a California limited partnership, dated August 8, 1991, by
                     Folco Development Corporation, an Arizona corporation, as general partner, and Fidelity National Title Insurance Company, an Arizona corporation, as limited partner, incorporated by reference from Form 10-K filed March 23,
                     1992.
        10.10.1      Loan Purchase and Sale Agreement dated July 31, 1991 by and between
                     Resolution Trust Corporation, and Manchester Development Corporation, a
                     California corporation, incorporated by reference from Form 10-K filed
                     March 23, 1992.
        10.10.1.1    Assignment and Assumption Agreement dated September 13, 1991 among
                     Manchester Development Corporation, a California corporation, Folco
                     Mission Valley Partners Limited Partnership, a California limited partnership, and Resolution Trust Corporation, incorporated by reference from Form 10-K filed March 23, 1992.
        10.10.2      Office Building Lease dated October 1, 1991 between Folco Mission Valley
                     Partners Limited Partnership, a California limited partnership, as
                     Landlord, and Fidelity National Title Insurance Company, an Arizona
                     corporation, as Tenant, incorporated by reference from Form 10-K filed
                     March 23, 1992.
        10.11        Fixed Rate Promissory Note Secured by Deed of Trust dated September 16,
                     1991 in the original principal amount of $1,492,646 to Manchester
                     Development Corporation, a California corporation, by Folco Development
                     Corporation, an Arizona corporation, incorporated by reference from Form
                     10-K filed March 23, 1992.
        10.12        Form of First Amendment to Office Building Lease between Folco Development
                     Corporation, an Arizona corporation, as Landlord, and Fidelity National
                     Title Insurance Company, an Arizona corporation, as Tenant, with respect to nine office buildings, and the schedule of such buildings, incorporated by reference from Form 10-K filed March 23, 1992.
        10.13        Office Building Lease dated June 17, 1987 between Liberty Service
                     Corporation, as Landlord and Fidelity National Title Insurance Company, as
                     Tenant, with respect to corporate headquarters, incorporated by reference from Form 10-K filed January 29, 1990.
        10.14        Goodyear Investors Number II Partnership Agreement dated October 7, 1986 among Manchester Development Corporation, Folco Development Corporation
                     Defined Benefit Pension Plan, Enfield Construction Company, et al.,
                     incorporated by reference from Form S-1, Registration No. 33-11321.
        10.15        Form of Fidelity National Title Insurance Company Issuing Agency
                     Agreement, incorporated by reference from Form S-1, Registration No.
                     33-11321.
        10.16        Agreement of Limited Partnership of Prospect Office Partners, a California
                     limited partnership, dated September 1, 1988 by and among William P.
                     Foley, II, Frank P. Willey, Max F. Hickman, Manchester Development
                     Corporation, and James G. Watt Partnership, incorporated by reference from
                     Form 10-K filed January 29, 1989.
        10.16.1      Promissory Note dated October 1, 1988 in the original principal amount of
                     $850,000 to Manchester Development Corporation by Prospect Office
                     Partners, incorporated by reference from Form 10-K filed March 29, 1993.
        10.16.2      Modification Agreement dated November 30, 1992 between Manchester
                     Development Corporation and Prospect Office Partners, incorporated by reference from Form 10-K filed March 29, 1993.

         EXHIBIT
          NUMBER                                    DESCRIPTION
        ----------   --------------------------------------------------------------------------
        10.17        Agreement of Limited Partnership of Oxnard Office Partners, a California
                     limited partnership, dated October 1988 by and among Kensington
                     Development Corporation, William P. Foley, II, Frank P. Willey, Gregory A.
                     Winters, Joseph A. Beckerle, John E. Hock, Robert A. Diemer, and Gerald S.
                     Misurek, incorporated by reference from Form 10-K filed January 29, 1989.
        10.18        Wilmac III Limited Partnership Certificate and Agreement of Limited
                     Partnership, dated December 31, 1987 by and among Manchester Development
                     Corporation, Stephen L. McCartney, Frank P. Willey and Robert P. Coluccio,
                     incorporated by reference from Form 10-K filed January 29, 1989.
        10.19        Agreement of Limited Partnership of Tustin Retail, a California limited partnership, dated April 1988 by and among Manchester Development
                     Corporation and Vistar Financial Inc., incorporated by reference from Form
                     10-K filed January 29, 1989.
        10.19.1      Amendment to Agreement of Limited Partnership of Tustin Retail by and
                     among Manchester Development Corporation, Vistar Financial, Inc., William
                     P. Foley, II, Frank P. Willey, John E. Hock, Robert A. Diemer, Gerald S.
                     Misurek and Stuart R. Boesche, incorporated by reference from Form 10-K filed March 29, 1993.
        10.19.2      Promissory Note dated May 1, 1988 in the original principal amount of
                     $700,000 to Manchester Development Corporation by Tustin Retail,
                     incorporated by reference from Form 10-K filed March 29, 1993.
        10.19.3      Fixed Rate Promissory Note dated March 1, 1992 in the original principal amount of $303,500 to Manchester Development Corporation by Tustin Retail,
                     incorporated by reference from Form 10-K filed March 29, 1993.
        10.19.4      Modification Agreement dated November 30, 1992 between Manchester
                     Development Corporation and Tustin Retail, incorporated by reference from
                     Form 10-K filed March 29, 1993.
        10.20        Agreement of Limited Partnership of RSM Associates, a California limited partnership, dated September, 1989 by and among Manchester Development
                     Corporation, John West, Steve Waters, Diversified Management Associates,
                     Inc., a California corporation, and such limited partners as may be added, incorporated by reference from Form 10-K filed January 29, 1991.
        10.20.1      Office Building Lease dated October, 1989 between RSM Associates, as
                     Landlord, and Fidelity National Title Insurance Company, as Tenant,
                     incorporated by reference from Form 10-K filed January 29, 1991.
        10.20.2      Office Building Lease dated October, 1989 between RSM Associates, as
                     Landlord, and Fidelity National Title Insurance Company, as Tenant,
                     incorporated by reference from Form 10-K filed January 29, 1991.
        10.20.3      Modification Agreement Amending Note and Deed of Trust dated November 8,
                     1991 by RSM Associates, a California limited partnership, and Security
                     Pacific Bank, incorporated by reference from Form 10- K filed March 23,
                     1992.
        10.20.4      Promissory Note dated October 1, 1989 in the original principal amount of
                     $750,000 to Manchester Development Corporation by RSM Associates,
                     incorporated by reference from Form 10-K filed March 29, 1993.
        10.20.5      Modification Agreement dated November 30, 1992 between Manchester
                     Development Corporation and RSM Associates, incorporated by reference from
                     Form 10-K filed March 29, 1993.

         EXHIBIT
          NUMBER                                    DESCRIPTION
        ----------   --------------------------------------------------------------------------
        10.21        Form of Indemnification Agreement between the Registrant and certain of its officers and directors dated as of May 1, 1988 and the schedule of such officers and directors attached thereto, incorporated by reference from Form 10-K filed January 29, 1990.
        10.22        Loan and Completion Guaranty dated June 22, 1988 to Commercial Center
                     Bank, a California corporation, by Fidelity National Financial, Inc., incorporated by reference from Form 10-K filed January 29, 1991.
        10.24        New York Stock Exchange, Inc. Listing Agreement dated February 7, 1992 by
                     Fidelity National Financial, Inc., incorporated by reference from Form
                     10-K filed March 29, 1993.
        10.25        Stock Purchase Agreement dated November 23, 1992 by and among Fidelity
                     National Financial, Inc., Fidelity National Title Insurance Company of
                     Pennsylvania, Security Title and Guaranty Company, and Helmsley
                     Enterprises, Inc., incorporated by reference from Form 10-K filed March
                     29, 1993.
        10.26        Agreement for Deed in Lieu of Foreclosure and Joint Escrow Instructions
                     dated March 1992 between Manchester Development Corporation and Puget
                     Sound Savings Bank, incorporated by reference from Form 10-K filed March
                     29, 1993.
        10.27        Form of Underwriting Agreement between certain Representatives of the
                     Underwriters and Fidelity National Financial, Inc., incorporated by reference from Form S-2, Registration No. 33-46597.
        10.28        Form of Note Agreement dated as of March 1, 1993 between Fidelity National
                     Financial, Inc. and Purchasers and the Schedule of such Purchasers, incorporated by reference from Form 10-K filed March 29, 1993.
        10.28.1      Intercreditor Agreement dated as of March 1, 1993 among Imperial Bank,
                     Massachusetts Mutual Life Insurance Company, The Canada Life Assurance
                     Company, Canada Life Insurance Company of America, and Fidelity National
                     Financial, Inc., incorporated by reference from Form 10-K filed March 29,
                     1993.
        10.28.2      Form of 8.375% Senior Secured Note, Series A, incorporated by reference from Form 10-K filed March 29, 1993.
        10.28.3      Form of 8.735% Senior Secured Note, Series B, incorporated by reference from Form 10-K filed March 29, 1993.
        10.29        Variable Rate Note Agreement dated July 26, 1993 in the original principal amount of $3,500,000 to Cal West Service by Data Tree Corporation,
                     incorporated by reference from Form 10-K filed March 18, 1994.
        10.29.1      Convertible Note Purchase Agreement dated July 26, 1993 by and between
                     Data Tree Corporation, Harish K. Chopra and Cal West Service Corporation,
                     incorporated by reference from Form 10-K filed March 18, 1994.
        10.29.2      Second Convertible Note Purchase Agreement dated July 15, 1994 in the additional principal amount of $5,000,000 to Cal West Service Corporation by Data Tree Corporation and Harish K. Chopra, incorporated by reference from Form 10-K filed March 30, 1995.
        10.30        Variable Rate Promissory Note in the principal amount of $13,007,500 to
                     General Electric Capital Corporation by Fidelity Asset Management, Inc.,
                     incorporated by reference from Form 10-K filed March 18, 1994.
        10.31        Mortgage Note secured by Deed of Trust dated December 1, 1988 in the principal amount of $2,300,000 by Kensington Development Corporation to
                     Allstate Life Insurance Company, incorporated by reference from Form 10-K filed March 18, 1994.

         EXHIBIT
          NUMBER                                    DESCRIPTION
        ----------   --------------------------------------------------------------------------
        10.31.1      Assignment of Mortgage Note and Deed of Trust dated August 11, 1993 by
                     Allstate Life Insurance Company to Fidelity National Title Insurance
                     Company of California, incorporated by reference from Form 10-K filed
                     March 18, 1994.
        10.32        Asset Purchase Agreement dated December 31, 1993 by and between American
                     Title Insurance Company ("Seller") and Fidelity National Title Insurance
                     Company of New York ("Purchaser"), incorporated by reference from Form
                     10-K filed March 18, 1994.
        10.33        Asset Purchase Agreement dated December 31, 1993, by and between American
                     Title Insurance Company ("Seller") and Fidelity National Title Insurance
                     Company of Pennsylvania ("Buyer"), incorporated by reference from Form
                     10-K filed March 18, 1994.
        10.34        Stock Exchange Agreement dated December 7, 1993 by and among Fidelity
                     National Financial, Inc. ("Buyer") and Richard and Donna Love (the
                     "Seller"), incorporated by reference from Form 10-K filed March 18, 1994.
        10.35        Fidelity National Financial, Inc. 1993 Stock Plan, approved by stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026.
        10.36        Agreement to Purchase Option to Purchase an Undivided 60% Interest in
                     Assets of World Tax Service, by and between Fidelity Participations, Inc.
                     and World Tax Service, Inc., incorporated by reference from Form 10-K filed March 30, 1995.
        10.36.1      Stock Purchase Agreement dated June 9, 1995 between Fidelity National
                     Financial, Inc., WTC Financial and World Tax Service to acquire World Tax
                     Service and certain assets of WTC Financial.
        10.37        Acquisition of the Outstanding Capital Stock of Mellon/McMahan Real Estate
                     Advisors, Inc., dated June 15, 1994 by and between MacFarlane Partners
                     Limited Partnership and Mellon/McMahan Real Estate Advisors, Inc.,
                     incorporated by reference from Form 10-K filed March 30, 1995.
        10.38        Variable Rate Promissory Note dated August 24, 1994 in the principal amount of $10,127,141 to Fleet Credit Corporation by Fidelity Asset
                     Management, Inc., incorporated by reference from Form 10-K filed March 30,
                     1995.
        10.39        Variable Rate Promissory Note dated August 24, 1994 in the principal amount of $10,134,939.93 to Fleet Credit Corporation by Fidelity Asset
                     Management, Inc., incorporated by reference from Form 10-K filed March 30,
                     1995.
        10.39.1      Variable Rate Promissory Note dated June 22, 1995 in the principal amount of $4,938,337 to Fleet Credit Corporation by Fidelity Asset Management,
                     Inc.
        10.40        Agreement of Purchase and Sale of Real Estate and Joint Escrow
                     Instructions dated May 25, 1994 by and between Fidelity National Title
                     Insurance Company and 17911 Von Karman Partners, incorporated by reference from Form 10-K filed March 30, 1995.
        10.41        Stock Purchase Agreement dated February 14, 1995 by and among Fidelity
                     National Financial, Inc., Raul Costelo, Jeff A. Sanderson and Mark J.
                     Attaway to acquire outstanding capital stock of ACS Systems, Inc., incorporated by reference from Form 10-K filed March 30, 1995.
        10.42        Stock Purchase Agreement by and among Ronald G. Bridge (selling shareholder); Western Title Co. of Washington, Inc. and Fidelity National
                     Financial, Inc. to acquire Western Title Co. of Washington, Inc., incorporated by reference from Form 10-K filed March 30, 1995.

         EXHIBIT
          NUMBER                                    DESCRIPTION
        ----------   --------------------------------------------------------------------------
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

                                          FIDELITY NATIONAL FINANCIAL, INC.

                                          By:
                                                   William P. Foley, II
                                                 Chief Executive Officer

Date: April  , 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURES                                 TITLE                    DATE
- -----------------------------------------------  ------------------------------  ---------------
                                                   Chairman of the Board and       April  , 1996
- -----------------------------------------------     Chief Executive Officer
             William P. Foley, II                (Principal Executive Officer)
                                                     President and Director        April  , 1996
- -----------------------------------------------
                Frank P. Willey
                   /s/  CARL A. STRUNK              Executive Vice President       April 4, 1996
- -----------------------------------------------     Chief Financial Officer
                Carl A. Strunk                      (Principal Financial and
                                                      Accounting Officer)
                                                            Director               April  , 1996
- -----------------------------------------------
             Daniel D. (Ron) Lane
                                                            Director               April  , 1996
- -----------------------------------------------
               J. Thomas Talbot
                                                            Director               April  , 1996
- -----------------------------------------------
               Stephen C. Mahood
                                                            Director               April  , 1995
- -----------------------------------------------
                Donald M. Koll
                                                            Director               April  , 1996
- -----------------------------------------------
              William A. Imparato
                                                            Director               April  , 1996
- -----------------------------------------------
               Cary H. Thompson

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

                                                                     SCHEDULE II

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                                     COL. C
                                                            -------------------------
                                               COL. B               ADDITIONS                               COL. E
                                             ----------     -------------------------        COL. D        ---------
                  COL. A                     BALANCE AT     CHARGED TO                     ----------       BALANCE
- -------------------------------------------  BEGINNING      COSTS AND        OTHER         DEDUCTIONS       AT END
                DESCRIPTION                  OF PERIOD       EXPENSES      (DESCRIBE)      (DESCRIBE)      OF PERIOD
- -------------------------------------------  ----------     ----------     ----------      ----------      ---------
Year ended December 31, 1995:
  Reserve for claim losses.................   $153,306       $ 19,031       $     --        $ 26,243(1)    $ 146,094
  Allowance on:
     Trade receivables.....................      2,029          1,701             --             259(2)        3,471
     Notes receivable......................      2,783            612             --             454(2)        2,941
  Real estate allowance....................      3,296            171             --              --           3,467
  Amortization of cost in excess of net
     assets acquired.......................      1,263            717             --              --           1,980
Year ended December 31, 1994:
  Reserve for claim losses.................   $142,512       $ 27,838       $  6,219(6)     $ 23,263(1)    $ 153,306
  Allowance on:
     Trade receivables.....................      2,353            813             --           1,137(2)        2,029
     Notes receivable......................      3,083           (159)            --             141(2)        2,783
  Real estate allowance....................      4,369             --             --           1,073(5)        3,296
  Amortization of cost in excess of net
     assets acquired.......................      1,088            175             --              --           1,263
Year ended December 31, 1993:
  Reserve for claim losses.................   $104,528       $ 39,220       $ 17,632(3)     $ 18,868(4)    $ 142,512
  Allowance on:
     Trade receivables.....................      2,080          1,248             --             975(2)        2,353
     Notes receivable......................      1,949          1,167             --              33(2)        3,083
  Real estate allowance....................      2,280          2,089             --              --           4,369
  Amortization of cost in excess of net
     assets acquired.......................        962            126             --              --           1,088

- ---------------

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