Form 10-K/A
period 1995-12-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1996-04-29
CIK 809398

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             -------------------
                                 FORM 10-K/A
                               AMENDMENT NO. 2
                             -------------------

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           COMMISSION FILE NO. 1-9396

                       FIDELITY NATIONAL FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

                             -------------------

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

                             -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                        ON WHICH REGISTERED
        -------------------                      -----------------------
    Common Stock, $.0001 par value               New York Stock Exchange
 Liquid Yield Option Notes, due 2009,            New York Stock Exchange
 zero coupon, convertible subordinated

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
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


================================================================================

ITEM 10.   DIRECTORS AND THE EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the director nominees, all directors, and all executive officers, and certain information about them, are set forth below:

                                                                  DIRECTOR
       NAME             AGE         PRINCIPAL OCCUPATION           SINCE
       ----             ---         --------------------          --------
William P. Foley, II    51  Chairman of the Board and Chief        1984
                            Executive Officer

Frank P. Willey         42  Director and President                 1986

William A. Imparato     49  Director                               1986

Donald M. Koll          63  Director                               1995

Daniel D. (Ron) Lane    61  Director                               1989

Stephen C. Mahood       54  Director                               1994

J. Thomas Talbot        60  Director                               1990

Cary H. Thompson        39  Director                               1992

Carl A. Strunk          58  Executive Vice President, Chief        N/A
                            Financial Officer and Treasurer

Andrew F. Puzder        45  Executive Vice President and General   N/A
                            Counsel

Patrick F. Stone        48  Executive Vice President               N/A

M'Liss Jones Kane       43  Senior Vice President, Corporate       N/A
                            Counsel and Corporate Secretary

Raymond R. Quirk        49  Vice President                         N/A

Gary R. Nelson          48  Vice President                         N/A


WILLIAM P. FOLEY, II

        Mr. Foley is the Chairman of the Board, and Chief Executive Officer of the Company and has been since its formation in 1984. Mr. Foley was President of the Company from its formation in 1984 until December 31, 1994. He is Chairman of the Board and Chief Executive Officer of Fidelity National Title Insurance Company ("Fidelity Title") and has been since April 1981. Mr. Foley is also currently serving as Chairman of the Board and Chief Executive Officer of CKE Restaurants, Inc. and is a director of Micro General Corporation.

FRANK P. WILLEY

        Mr. Willey is President and a director of the Company. He served as an Executive Vice President and General Counsel of the Company from its formation until December 31, 1994, and has served as the Executive Vice President and General Counsel of Fidelity Title since 1984. He has served in various capacities with subsidiaries and affiliates of the Company since joining it in 1984. Mr. Willey is also a director of CKE Restaurants, Inc.

WILLIAM A. IMPARATO

        Mr. Imparato has been a director of the Company since December 1986. From June 1990 to December 1993, Mr. Imparato was President of the Company's wholly-owned real estate subsidiary Manchester Development Corporation ("Manchester"). Since July 1980, he has been a partner in Park West Development Company, a real estate development firm headquartered in Phoenix, Arizona.

DONALD M. KOLL

        Mr. Koll is Chairman of the Board and Chief Executive Officer of The Koll Company and has been since its formation on March 26, 1962. Mr. Koll is also a director of Koll Real Estate Group, Inc.

DANIEL D. (RON) LANE

        Mr. Lane has been a director of the Company since September 1989. Since February 1983, he has been a principal, Chairman and Chief Executive Officer of Lane/Kuhn Pacific, Inc., a corporation that consists of several community development and home-building partnerships, all of which are headquartered in Newport Beach, California. Mr. Lane has also served as a director of Hawaiian Airlines, Inc. since January 1990, as a director of Resort Income Investors, Inc. since September 1990, and as Chairman of the Board and Chief Executive Officer of Pro Shot Golf, Inc. since August 1994. He is Vice Chairman of the Board of Directors of CKE Restaurants, Inc.

STEPHEN C. MAHOOD

        Mr. Mahood is a lawyer and a private investor. He was associated with SEDCO, Inc., a large offshore oil well drilling contractor, from 1966 until it was acquired by Schlumberger, Ltd. in 1985, at which time he was President of SEDCO Energy Corporation, an Executive Vice President and director of SEDCO, Inc. and a director of the International Association of Drilling Contractors. Mr. Mahood served as a Trustee of the Teachers' Retirement System of Texas from 1987-1993. Mr. Mahood currently serves as a director of Maxor National Pharmacy Services Corporation.

J. THOMAS TALBOT

        Mr. Talbot has been a director of the Company since December 1990. He was formerly Chairman of the Board and Chief Executive Officer of HAL, Inc. and its subsidiaries Hawaiian Airlines and West Maui Airport, and served in various executive capacities with those companies until June 1991. Between August 1992 and March 1994, Mr. Talbot was Chairman and Chief Executive Officer of Alliance Bancorp, which was being liquidated. Mr. Talbot has been a general partner of Shaw & Talbot, a real estate investment and development company, since 1975. He was Chairman of Jet America Airlines from 1981 to 1987, when it merged with Alaska Air Group. Mr. Talbot is currently serving as a director of the Hallwood Group, Showbiz Pizza Time, Inc., Koll Real Estate Group, Hemmeter Enterprises, Inc. and the Baldwin Company.

CARY H. THOMPSON

        Mr. Thompson has been a director of the Company since July 1992. Mr. Thompson is currently Chief Operating Officer and a director of Aames Financial Corporation. Mr. Thompson was a managing director of Nat West Markets from May of 1994 through March of 1995. Mr. Thompson was Senior Vice President and managed the West Coast Financial Institutions Group for Oppenheimer & Co., Inc., an investment banking firm from 1989 to May 1994. Prior to that time, he was a partner with the law firm of Manatt, Phelps, Rothenberg and Phillips.

CARL A. STRUNK

        Mr. Strunk joined Fidelity Title in February 1992 as an Executive Vice President. He was named an Executive Vice President and Chief Financial Officer of the Company in March 1992. Prior to his employment with the Company, Mr. Strunk was President of Land Resources Corporation from 1986 to 1991. Mr. Strunk is a certified public accountant. Mr. Strunk currently serves as a director of Micro General Corporation and Pac Rim Holding Corporation.

ANDREW F. PUZDER

        Mr. Puzder has been an Executive Vice President and General Counsel of the Company since January 1, 1995. From March 1994 through December 1994, he was a partner at the law firm of Stradling, Yocca, Carlson and Rauth. Prior to that he was a partner at Lewis, D' Amato, Brisbois and Bisgaard, a law firm, from September 1991 through March 1994, and he was a partner of the Stoler Partnership from February 1984 through September 1991.

PATRICK F. STONE

        Mr. Stone has been an Executive Vice President of the Company since May 1, 1995. On May 1, 1995 he became President of Fidelity National Title Insurance Company. From February 1989 to May 1995 he was President of Fidelity National Title Company of Oregon.

M'LISS JONES KANE

        Ms. Kane has been a Senior Vice President and Associate Counsel since March 1995 and became Corporate Secretary in April 1995. Prior to that she was with the ICN Pharmaceuticals, Inc. group of companies from March of 1990 as Vice President, General Counsel and Secretary of ICN Biomedicals, Inc. and subsequently as Vice President, General Counsel and Secretary of SPI Pharmaceuticals, Inc.

RAYMOND R. QUIRK

        Mr. Quirk has been a Vice President of the Company since June 1993, and has been an Executive Vice President and a Regional Manager of Fidelity Title since August 1991. Mr. Quirk has been employed by Fidelity Title in other management positions since November 1987.

GARY R. NELSON

        Mr. Nelson has been a Vice President of the Company since September 26, 1994. From August 1993 to September 1994 he was Chief Financial Officer of World Title Company. From May 1991 to July 1993 Mr. Nelson was Senior Vice President of Mergers and Acquisitions of the Company. From January 1988 to May 1991 he was a Vice President, Chief Financial Officer and Treasurer of the Company. Mr. Nelson is a certified public accountant.

                      COMPLIANCE WITH SECTION 16(a) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        Rules adopted by the Securities and Exchange Commission ("SEC") under
Section 16(a) of the Exchange Act require the Company's officers and directors, and persons who own more than 10% of the issued and outstanding shares of the Company's common stock, to file reports of their ownership, and changes in ownership, of such securities with the SEC on SEC Forms 3, 4 or 5, as appropriate. Officers, directors and greater-than-ten-percent stockholders are required by the SEC's regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).

        Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year end, and any written representations provided to it, the Company is advised that all filings were timely and correctly made.

ITEM 11.   EXECUTIVE COMPENSATION

        The following Summary Compensation Table shows compensation paid by the Company for services rendered during fiscal years 1995, 1994 and 1993 for the Company's Chief Executive Officer and the four most highly compensated current executive officers whose salary and bonus exceeded $100,000 in 1995.

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION                LONG TERM
                                 ---------------------------------------------   COMPENSATION
                                                                     OTHER       ------------
                                                                     ANNUAL         AWARDS-       ALL OTHER
  NAME AND PRINCIPAL                                   BONUS      COMPENSATION     OPTIONS(#)    COMPENSATION
       POSITION                  YEAR   SALARY($)     ($)(1)          (2)          (1)(3)(4)        ($)(5)
  ------------------             ----   ---------    ---------    ------------   ------------    ------------
William P. Foley, II,            1995   $394,008.    $430,000.      $135,914.       171,600.       $29,343.
Chairman of the Board            1994    369,951.     505,000.       117,134.       188,100.        45,770.
and Chief Executive              1993    394,008.     415,000.        96,322.       199,650.        44,558.
Officer

Frank P. Willey,                 1995    200,000.     120,000.            --         46,200.        14,577.
President                        1994    189,389.     145,000.            --         26,400.        14,521.
                                 1993    190,833.     141,500.            --         38,445.        17,887.

Patrick F. Stone,                1995    226,950.     222,160.            --          2,200.         6,248.
Executive Vice President(6)

Carl A. Strunk,                  1995    200,000.     110,000.            --         26,400.            --
Executive Vice President         1994    189,359.     135,000.            --         24,200.            --
Chief Executive Officer          1993    199,083.      70,000.            --         36,300.         3,893.
and Treasurer

Raymond R. Quirk,                1995    180,000.      75,000.            --         16,500.         7,888.
Vice President                   1994    160,192.     100,000.            --          5,500.         6,674.
                                 1993    140,900.     100,000.            --          8,250.        10,402.

- ----------

(1) Consists of cash bonuses in the years paid or deferred to reduce the exercise price of stock options granted to the above-noted key employees to less than fair market value of the common stock at the date of grant, pursuant to the Company's 1991 Stock Option Plan. Bonuses were awarded during the year following the fiscal year to which the bonuses relate, based on an evaluation by the Compensation Committee of the Board of Directors. The amount of deferred bonuses included in this column for 1994, 1993 and 1992, the most recent three years for which the options were granted, are as follows: (i) Mr. Foley: $30,000, -- 1994 bonus;$105,000, -- 1993 bonus; $105,000, -- 1992 bonus; (ii) Mr. Willey:
     $10,000, -- 1994 bonus; $35,000, -- 1993 bonus; $31,500, -- 1992 bonus;
     (iii) Mr. Stone: $10,000, -- 1994 bonus; (iv) Mr. Strunk: $20,000, -- 1994 bonus; $35,000, -- 1993 bonus; $35,000, -- 1992 bonus; (v) Mr. Quirk: $0,
     -- 1994 bonus; $25,000, -- 1993 bonus; $25,000, -- 1992 bonus.

(2) Certain incidental perquisites or other personal benefits for executive officers of the Company (not otherwise disclosed in this Proxy Statement) may result from expenses incurred by the Company or its subsidiaries in the interest of attracting and retaining qualified personnel. The incremental cost to the Company and its subsidiaries of providing such incidental perquisites or other personal benefits for executive officers named in the Summary Compensation Table, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported in fiscal 1995 for the named executive officer. Other Annual Compensation for Mr. Foley included the cost of (i) a Company provided automobile -- $9,000 in 1995, $9,000 in 1994 and $9,000 in 1993; and (ii) tax and financial planning advice provided by third parties to Mr. Foley and Folco Development Corporation -- $126,914 in 1995, $108,134 in 1994 and $87,322
     in 1993.

(3) The number of options granted per year in this column for 1994, 1993 and 1992, the three year period in which the options were granted, are as follows: (I) Mr. Foley: 1994 -- grant 6,600 options granted under the 1991 Stock Option Plan and 165,000 options granted under the 1987 Stock Option Plan; 1993 grant -- 23,100 options granted under the 1991 Stock Option Plan, and 165,000 options granted under the 1987 Stock Option Plan, 1992 grant -- 34,650 options granted under the 1991 Stock Option Plan, and 165,000 options granted under the 1987 Stock Option Plan; (ii) Mr. Willey:
     1994 grant -- 2,200 options granted under the 1991 Stock Option Plan and 44,000 options granted under the 1987 Stock Option Plan; 1993 grant -- 7,700 options granted under the 1991 Stock Option Plan and 18,700 options under the 1987 Stock Option Plan, 1992 grant -- 10,395 options granted under the 1991 Stock Option Plan and 28,050 options granted under the 1987 Stock Option Plan; (iii) Mr. Stone: 1994 grant -- 2,200 options granted under the 1991 Stock Option Plan; (iv) Mr. Strunk: 1994 grant -- 4,400 options granted under the 1991 Stock Option Plan and 22,000 options granted under the 1987 Stock Option Plan; 1993 grant -- 7,700 options granted under the 1991 Stock Option Plan and 16,500 options under the 1987 Stock Option Plan, 1992 grant -- 11,550 options granted under the 1991 Stock Option Plan and 24,750 options granted under the 1987 Stock Option Plan; (v) Mr. Quirk: 1994 grant -- 16,500 options granted under the 1993 Stock Option Plan; 1993 grant -- 5,500 options under the 1991 Stock Option Plan, and the 1992 grant -- 8,250 options granted under the 1991 Stock Option Plan.

(4) The Company does not have any long-term incentive plans or compensation plans pursuant to which stock appreciation rights or restricted stock is awarded to officers or directors.

(5) Consists of Company cash contributions to the Employee Stock Purchase Plan on behalf of the individuals named in the Summary Compensation Table, except for Mr. Foley. All Other Compensation for Mr. Foley includes imputed income of $725, $1,426 and $1,222 for 1995, 1994, and 1993, respectively, from a joint life split dollar insurance policy.

(6)  Mr. Stone was not an officer of the Company prior to May 1995.


        Certain executive officers received loans from subsidiaries of the Company in amounts in excess of $60,000 after January 1, 1995. The executive officers Frank P. Willey, loan amount $200,000 at an interest rate of 10% per annum, largest aggregate amount outstanding at any time during the period $215,917; Carl A. Strunk, loan amount $184,750 at an interest rate of 10% per annum, largest aggregate amount outstanding at any time during the period $201,993; Patrick F. Stone, loan amount $200,000 at an interest rate of prime per annum, largest aggregate amount outstanding at any time during the period $207,166; Raymond R. Quirk, loan amount $200,000 at an interest rate of 10% per annum, largest aggregate amount outstanding at any time during the period $211,777.

OPTION GRANTS

        The following table provides information as to options to purchase common stock granted to the named individuals during 1995 pursuant to the Company's 1993, 1991 and 1987 Stock Option Plans. The Company does not currently grant stock appreciation rights to officers or directors.

                                     STOCK OPTION GRANTS IN LAST FISCAL YEAR
                                                                                                     POTENTIAL
                                                                                                  REALIZABLE VALUE
                                       PERCENT OF                                                   AT ASSUMED
                                         TOTAL       MARKET                                       ANNUAL RATES OF
                          NUMBER OF     OPTIONS     PRICE AT                                         STOCK PRICE
                         SECURITIES    GRANTED TO    DATE OF                                      APPRECIATION FOR
                         UNDERLYING    EMPLOYEES   GRANT, LESS   EXERCISE OR                         OPTION TERM
                           OPTIONS     IN FISCAL     DEFERRED   BASE PRICE(1)   EXPIRATION    -------------------------
NAME                     GRANTED(#)       YEAR     BONUSES(1)      ($/SH)          DATE         5% ($)        10% ($)
- ----                     ----------    ----------  -----------  -------------   ----------    -----------   -----------
                                             1993 STOCK OPTION PLAN

Raymond R. Quirk           16,500        20.5%         $9.20         $9.20       04/16/05     $   95,518.   $  242,062.

                                             1991 STOCK OPTION PLAN

William P. Foley, II        6,600        12.9%         $4.77         $1.95       04/07/07     $   67,567.   $  150,151.
Frank P. Willey             2,200         4.3%          4.77          1.95       04/07/07         22,522.       50,050.
Patrick F. Stone            2,200         4.3%          4.77          1.95       04/07/07         22,522.       50,050.
Carl A. Strunk              4,400         8.6%          4.77          1.95       04/07/07         45,044.      100,101.

                                             1987 STOCK OPTION PLAN

William P. Foley, II      165,000        60.0%         $9.20         $9.20       04/16/05     $  955,181.   $2,420,616.
Frank P. Willey            44,000        16.0%          9.20          9.20       04/16/05        254,715.      645,498.
Carl A. Strunk             22,000         8.0%          9.20          9.20       04/16/05        127,357.      322,749.

                                 TOTAL -- 1993, 1991 AND 1987 STOCK OPTION PLANS

                                                                                 04/07/07-
William P. Foley, II      171,600        42.2%    $4.77-9.20    $1.95-9.20       04/16/05     $1,022,748.   $2,570,767.
                                                                                 04/07/07-
Frank P. Willey            46,200        11.4%     4.77-9.20     1.95-9.20       04/16/05        277,237.      695,548.
Patrick F. Stone            2,200         0.5%          4.77          1.95       04/07/07         22,522.       50,050.
                                                                                 04/07/07-
Carl A. Strunk             26,400         6.5%     4.77-9.20     1.95-9.20       04/16/05        172,401.      422,850.
Raymond R. Quirk           16,500         4.1%          9.20          9.20       04/16/05         95,518.      242,062.

- ------------

(1) The options granted in 1995 under the 1991 Stock Option Plan were granted at an exercise price of $9.32 to key employees of the Company who applied deferred bonuses expensed in 1995 (see (1) of Summary Compensation Table) to the exercise price, thereby reducing such price to $4.77 per share if exercised within the first year of grant. The exercise price of these options decreases approximately 7% per year through 2000 and $.20 per share from 2001 through 2007 at which time the exercise price will be $1.95. The options granted in 1995 under the 1993 and 1987 Stock Option Plans were granted at an exercise price of $9.20 per share, the market price at the date of grant. These options became exercisable on April 17, 1996.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

   The following table summarizes information regarding exercises of stock options by the named individuals during 1995 and unexercised options held by them as of December 31, 1995. The Company did not reprice any existing options during the last completed fiscal year.

                       AGGREGATED STOCK OPTION EXERCISES
             IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES



                                                                    NUMBER OF              VALUE OF
                                                                   UNEXERCISED            UNEXERCISED
                                                                   OPTIONS AT            IN-THE-MONEY
                            SHARES                                   FY-END            OPTIONS AT FY-END
                           ACQUIRED       VALUE REALIZED        (#) EXERCISABLE/       ($) EXERCISABLE/
NAME                     EXERCISE (#)          ($)             UNEXERCISABLE(1)(2)    UNEXERCISABLE(1)(2)
- ----                     ------------     --------------       -------------------   ---------------------
William P. Foley, II         ---                ---             540,599./165,000.    3,534,019./1,276,275.

Frank P. Willey              ---                ---              110,921./44,000.        866,203./340,340.

Patrick A. Stone             ---                ---                    57,949./0.              355,085./0.

Carl A. Strunk               ---                ---               64,900./22,000.        270,369./170,170.

Raymond R. Quirk             ---                ---               20,833./16,500.        141,736./127,628.

- --------------

(1) Number of exercisable shares and corresponding values relate to options granted under the 1993, 1991 and 1987 Stock Option Plans. The exercise price varies based upon the exercise price at the time of grant and the amount of deferred bonus applied by the officer to reduce the exercise price. See Summary Compensation Table above. The value of unexercised options at year-end is calculated as the difference between the market value of the underlying security, $16.94 per share, and the exercise price of the option at year-end, less the bonus deferral. The exercise prices of the options at year-end were as follows: (I) Mr. Foley -- options to purchase 6,600 shares at $4.773 per share, 23,100 shares at $7.818 per share, options to purchase 34,650 shares at $9.227 per share, options to purchase 47,249 shares at $3.715 per share, and options to purchase 99,000 shares at $.985 per share under the 1991 Plan, and options to purchase 165,000 shares at $12.614 and 165,000 shares at $13.814 under the 1987 Plan; (ii) Mr. Willey -- options to purchase 2,200 shares at $4.773 per share, 7,700 shares at $7.818 per share, options to purchase 10,395 shares at $9.227 per share, options to purchase 14,176 shares at $3.715 per share, and options to purchase 29,700 shares at $.985 per share under the 1991 Plan; and options to purchase 18,700 at $12.614 per share and 28,050 at $13,864 per share under the 1987 Plan; (iii) Mr. Stone -- options to purchase 2,200 shares at $4.773 per share, options to purchase 12,100 shares at $7.818 per share, 31,223 shares at $9.227, and 12,426 shares at $3.715 per share under the 1991 Plan; (iv) Mr. Strunk -- options to purchase 4,400 shares at $4.773 per share, 7,700 shares at $7.818 per share and options to purchase 11,550 shares at $9.227 per share under the 1991 Plan; and options to purchase 16,500 shares at $12.614 per share and 24,750 shares at $13.864 per share under the 1987 Plan; and (v) Mr. Quirk -- options to purchase 5,500 shares at $7.818 per share, options to purchase 8,250 shares at $9.227 per share and options to purchase 7,083 shares at $3.715 per share under the 1991 Plan.

(2) Number of unexercisable shares and corresponding value relate to options granted under the Company's 1993 and 1987 Stock Option Plans. The value of these unexercisable options represents the difference between the year-end market value of the underlying security of $16,94 per share and the exercise price of the option at year-end of $9.05 per share. These options became exercisable on April 17, 1996.

EMPLOYMENT AGREEMENT

        The Company entered into a five-year employment agreement (the "Agreement") with its Chairman and Chief Executive Officer, Mr. Foley, effective April 1, 1991 and entered into an amendment (the "Amendment") to the employment agreement effective on April 1, 1996, for an additional five year period through April 1, 2001. The Amendment adjusted his minimum annual base salary to $600,000. The Board will review Mr. Foley's minimum base annual salary in March 1998 and may in its sole discretion increase such minimum base annual salary for the remainder of the term of the Amendment based upon Mr. Foley's performance during the first two years of the Amendment. The Agreement and Amendment includes other compensation and executive fringe benefits, including an annual merit bonus calculated based on the Company's return on equity before extraordinary items, a $1,000,000 insurance policy payable to the beneficiary of his choice and a joint life split dollar insurance arrangement under which the Company advances the premiums and retains the full cash value of the policy. There is a change of control provision in the Amendment enabling Mr. Foley to terminate this Agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the Agreement for Good Reason (as defined in the Agreement as a change in control) or if Mr. Foley's employment is terminated following a change of control due to a breach of this Agreement then he shall receive (i) his salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater number of years remaining in the term of employment, including partial years, such payment to be made in a lump sum on or before the fifth day following the date of termination, (iii) maintenance of all benefit plans and programs for Mr. Foley for the greater number of 3 years or the number of years (including partial years) remaining in the Agreement. The Company obtained a covenant from Mr. Foley that he will not compete with the Company or disclose its trade secrets both during employment or in the event the agreement ends or Mr. Foley's employment is terminated. The agreement allows the Company to terminate Mr. Foley for cause under certain circumstances. Upon Mr. Foley's death, his estate will receive a payment in the amount of two years' base salary. Upon incapacity or disability for a continuous period of nine months, the Company may terminate the employment contract with Mr. Foley upon payment of an amount equal to two years' base salary.

DIRECTOR COMPENSATION

        Directors who are not employees of the Company receive $2,500 per Board meeting attended (or $1,250 per committee meeting attended), plus reimbursement of reasonable expenses. Directors who are employees of the Company do not receive any compensation for acting as directors, except for reimbursement of reasonable expenses, if any, for Board meeting attendance.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During 1995, Messrs. Thompson, Talbot and Lane served as members of the Compensation Committee. The Compensation Committee is currently composed of three independent directors. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries, and there are no interlocking directorships.

        Mr. Thompson has served as a member of the Compensation Committee since March 1993. In March 1993, the Company issued and sold its Senior Secured Notes in the aggregate principal amount of $22.5 million to certain institutional investors in a private placement. Oppenheimer & Co., Inc. received approximately $300,000 as a placement fee in connection with this transaction. Mr. Thompson was employed by Oppenheimer & Co., Inc., until May of 1994.

        In April 1993, the Company issued 1,402,500 shares of its common stock in a public offering in which Oppenheimer & Co., Inc. served as one of three primary underwriters. Oppenheimer & Co., Inc. received a discount of approximately 5.5% on the shares it purchased from the Company, which was an underwriting discount consistent with industry practice.

         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

        The following report of the Compensation Committee to the Board of Directors shall not be deemed to be incorporated by reference into any previous filing by the Company under either the Securities Act of 1933 ("Securities Act") or the Securities Exchange Act of 1934 ("Exchange Act") that incorporates future Securities Act or Exchange Act filings in whole or in part by reference.

To the Board of Directors:

GENERAL

        The Compensation Committee of the Board of Directors is responsible for establishing and administering the policies that govern executive compensation and benefit practices. The Compensation Committee evaluates the performance of the executive officers and determines their compensation levels, in terms of salary, annual bonus and related benefits, all subject to Board approval. The Compensation Committee has access to independent compensation data for use in assessing levels of compensation for officers of the Company.

COMPENSATION PHILOSOPHY

        The Company's executive compensation programs are designed to (I) provide levels of compensation that integrate pay and incentive plans with the Company's strategic goals, so as to align the interests of executive management with the long-term interests of the stockholders; (ii) motivate Company executives to achieve the strategic business goals of the Company and to recognize their individual contributions; and (iii) provide compensation opportunities which are competitive to those offered by other national title insurance companies and other middle-market corporations similar in size and performance. Although the exact identity of the corporations surveyed varies, these generally include title companies and other corporations equal to or larger than the Company. Most of the title companies surveyed are included in the Peer Group Index utilized in the "Performance Graph" set forth below.

        Therefore, the Compensation Committee believes that the components of executive compensation should include base salary, annual cash bonus, stock option grants and other benefits and should be linked to individual and Company performance. With regard to the Company's performance, the measures used for determining appropriate levels of compensation for executive officers include the Company's national market share, net margin, quality of service, meeting strategic goals within the current economic climate and industry environment, scope of responsibilities, expansion by acquisition or otherwise, profit retention and profitability, all of which combine to enhance stockholder value.

BASE SALARY

        The Committee considers Company management proposals concerning salary adjustments for executive officers, with the exception of Mr. Foley, its Chairman and Chief Executive Officer, whose compensation was established under the terms of an employment agreement entered into in 1991 and amended in 1996 with the approval of the Board of Directors. The Compensation Committee then makes recommendations to the entire Board of Directors for their approval.

        In determining base salaries for executives for 1995, the Compensation Committee considered the Company's earnings, outside surveys of salary levels of other title insurance companies and other similar corporations, individual performance and achievement, areas of responsibility, position tenure and internal comparability. Salaries of certain executive officers were adjusted in 1995.

ANNUAL CASH BONUSES

        Executive officers of the Company are eligible for annual bonuses which may be paid in the form of cash or as deferred compensation. Given the Company's performance in 1994, the Compensation Committee approved bonuses for the executives during 1995.

STOCK OPTION GRANTS

        As indicated above, an important element of the Company's compensation philosophy is the desire to align the interests of the executive officers with the long-term interests of the Company's stockholders. In order to meet this desire, the Board of Directors adopted a performance-based stock option plan in 1991 for executive officers, key employees and branch managers of the Company that allows participants to defer a portion of their bonus income in order to reduce their option exercise price. Additionally, the Company's Board of Directors and stockholders had previously approved the adoption of the Company's 1987 Stock Option Plan, pursuant to which the Company may grant stock options to certain key employees and non-employee directors or officers, and in 1994 the Board of Directors and stockholders approved the 1993 Stock Plan pursuant to which the Company may grant stock options to certain key employees and nonemployee directors and officers. The purpose of these plans is to attract, retain and award executive officers and directors and to furnish incentives to these persons to improve operations, increase profits and positively impact the Company's long-term performance. Consistent with these objectives, the Compensation Committee has approved the granting of options in 1995 concerning the year 1994 to executive officers (i) under the 1991 Stock Option Plan as follows: Mr. Foley, options to purchase 6,600 shares; Mr. Willey, options to purchase 2,200 shares; Mr. Stone, options to purchase 2,200 shares; Mr. Strunk, options to purchase 4,400 shares; (ii) under the 1987
Stock Option Plan as follows: Mr. Foley, options to purchase 165,000 shares; Mr. Willey, options to purchase 44,000 shares; Mr. Strunk, options to purchase 22,000 shares; (iii) under the 1993 Plan as follows: Mr. Koll, options to purchase 5,500 shares; Mr. Quirk, options to purchase 16,500 shares; and Mr. Puzder, options to purchase 55,000 shares.

April 24, 1996                                  Compensation Committee:



                                                Daniel D. (Ron) Lane
                                                J. Thomas Talbot
                                                Cary H. Thompson

                               PERFORMANCE GRAPH

        Set forth below is a graph comparing cumulative total stockholder return on the Company's common stock against the cumulative total return on the S & P 500 Index and against the cumulative total return of a peer group index comprised of certain companies for the industry in which the Company competes (SIC code 6361 -- Title Insurance) for the five-year period ending December 31, 1995. This peer group consists of the following companies: Alleghany Corporation, Capital Guaranty Corporation, First American Financial Corporation, Investors Title Insurance Company, Lawyers Title Corporation and Stewart Information Services Corp. The peer group comparison has been weighted based on the Company's stock market capitalization. The graph assumes an initial investment of $100.00 on January 1, 1991, with dividends reinvested over the periods indicated.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                  OF COMPANY, INDUSTRY INDEX AND BROAD MARKET




                                   [GRAPH]




                                          Dec-90    Dec-91    Dec-92    Dec-93    Dec-94   Dec-95
                                          ------    ------    ------    ------    ------   ------
Fidelity National Financial Inc            100      222.46    447.90   1,036.00   425.19   744.71
S&P 500 Index                              100      130.47    140.41     154.56   156.60   215.45
Peer Group                                 100      139.23    192.28     233.23   199.66   283.77


                    ASSUMES $100 INVESTED ON JANUARY 1, 1991
                          ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING DECEMBER 30, 1995

BOARD MEETINGS AND COMMITTEES

        The Board of Directors held a total of four formal meetings during the year ended December 31, 1995. No director attended fewer than 100% of the aggregate of all meetings of the Board of Directors or any committee in 1995.

        The Board presently has an Audit Committee, a Compensation Committee and an Executive Committee, but does not have a Nominating Committee. The Audit Committee, which consists of Messrs. Lane, Mahood and Talbot, met one time during 1995. The Audit Committee meets independently with the internal audit staff, representatives of the Company's independent auditors and representatives of senior management. The Audit Committee reviews the general scope of the Company's annual audit, the fee charged by the independent auditors and other matters relating to internal control systems. In addition, the Audit Committee is responsible for reviewing and monitoring the performance of non-audit services by the Company's auditors. The Committee is also responsible for recommending the engagement or discharge of the Company's independent auditors.

        The Compensation Committee currently consists of Messrs. Lane, Talbot and Thompson. The Compensation Committee, either alone or in conjunction with other Board committees, reviews and reports to the Board the salary, fee and benefit programs designed for senior management, officers and directors with a view to ensure that the Company is attracting and retaining highly-qualified individuals through competitive salary, fee and benefit programs and encouraging continued extraordinary effort through incentive rewards. The Compensation Committee met one time during 1995.

        The Company also has an Executive Committee consisting of Messrs. Foley, Willey and Talbot. The Executive Committee may invoke all of the power and authority of the Board of Directors in the management of the business and the affairs of the Company, except those powers which, by law, cannot be delegated by the Board of Directors. The Executive Committee did not meet during 1995.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 31, 1996, the following table sets forth the beneficial ownership of the Common Stock of the Company by each director who owns shares, by the director nominees, all executive officers named in the Summary Compensation Table, all directors and executive officers as a group and by all persons known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock. The information as to beneficial stock ownership is based on data furnished by the persons concerning whom such information is given.

                                             SHARES OF COMMON STOCK
                                               BENEFICIALLY OWNED
                                     -------------------------------------
NAME AND ADDRESS                     NUMBER OF SHARES     PERCENT OF TOTAL
- ----------------                     ----------------     ----------------
William P. Foley, II
17911 Von Karman Ave., #500
Irvine, CA 92714                     3,364,916.(1)(2)          23.5%

Weiss, Peck & Grier, L.L.C.
One New York Plaza
New York, NY 1004-1950                 662,600.                4.6%

Frank P. Willey
17911 Von Karman Ave., #500
Irvine, CA 92714                       587,754.(2)             4.1%

William A. Imparato
1515 East Missouri Ave.,  Bld. A
Phoenix, AZ 85014                       10,062.(2)               *

Donald M. Koll
4343 Von Karman Ave.
Newport Beach, CA 92660                  1,832.(2)               *

Daniel D. (Ron) Lane
14 Corporate Plaza
Newport Beach, CA 92660                 68,750.(2)               *

Stephen C. Mahood
500 Crescent Ct., #270
Dallas, TX 75201                        24,549.(2)               *

J. Thomas Talbot
500 Newport Center Dr., #900
Newport Beach, CA 92660                 17,050.(2)               *

Cary H. Thompson
3731 Wilshire Blvd., 10th Flr.
Los Angeles, CA 90010                   10,725.(2)               *

Patrick F. Stone
17911 Von Karman Ave., #500
Irvine, CA 92714                        65,570.(2)               *

Carl A. Strunk
17911 Von Karman Ave., #500
Irvine, CA 92714                       119,276.(2)               *

Raymond R. Quirk
17911 Von Karman Ave., #500
Irvine, CA 92714                       112,269.(2)               *

All directors and officers as a
group (14 persons)                   4,448,083.               31.6%

- ---------------

 *       Represents less than 1%.

(1) Included in this amount are 1,517,320 shares held by Folco Development Corporation, of which Mr. Foley and his spouse are the sole stockholders; Mr. Foley is a "controlling person" of the Company.

(2) Includes currently exercisable stock options for Mr. Foley of 210,599 shares under the 1991 Stock Option Plan and 495,000 shares under the 1987 Stock Option Plan; currently exercisable stock options for Mr. Willey of 64,171 shares under the 1991 Stock Option Plan and 90,750 shares under the 1987 Stock Option Plan; includes currently exercisable stock options for Mr. Imparato of 8,250 shares under the 1993 Stock Option Plan; includes currently exercisable stock options for Mr. Koll of 1,832 shares under the 1993 Stock Option Plan; currently exercisable stock options for Mr. Lane of 8,250 shares under the 1993 Stock Option Plan; currently exercisable stock options for Mr. Mahood of 6,380 shares under the 1993 Stock Option Plan; currently exercisable stock options for Mr. Talbot for 8,250 shares under the 1993 Stock Option Plan; currently exercisable stock options for Mr. Thompson for 8,250 shares under the 1993 Stock Option Plan; currently exercisable stock options for Mr. Strunk of 23,650 shares under the 1991 Stock Option Plan and 63,250 shares under the 1987 Stock Option Plan; currently exercisable stock options for Mr. Stone of 57,949 shares under the 1991 Stock Option Plan and currently exercisable stock options for Mr. Quirk of 16,500 shares under the 1993 Stock Option Plan and 20,833 shares under the 1991 Stock Option Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company previously made investments in real property for investment or operating purposes, most of which, as described below, were in partnerships which included one or more officers of the Company. All such transactions were approved by a majority of the non-interested directors of the Company. The Company believes these transactions were for terms and at rates no less favorable to the Company than those which could have been obtained from unrelated parties. As previously announced, the Company intends to reduce and divest itself of real estate investments as market conditions permit.

        The Company currently leases five of its facilities from partnerships or other entities in which Manchester, or one or more of its officers have an interest. These transactions are discussed below with respect to "Investments in Partnerships" and "Transactions with Management and Others," respectively. The Company believes that all such leases were on terms no less favorable than those that could have then been obtained from unrelated parties.

        Manchester has interests in, or acts as property manager for, the following real estate partnerships in which one or more officers of the Company have an interest. Certain officers of the Company have made contributions to these partnerships in exchange for partnership interests that cannot be valued until the dissolution of each individual partnership. Fidelity Title is a tenant in certain of the properties owned by the partnerships discussed below.

INVESTMENTS IN PARTNERSHIPS

        Folco Mission Valley Partners Limited Partnership ("Folco Mission Valley") was formed in 1991 by Folco Development Corporation ("Folco"), a corporation of which Mr. Foley and his spouse are the sole stockholders, as a 78% general partner, and Fidelity National Title Insurance Company ("Fidelity Title"), as a 22% limited partner, for the purpose of acquiring from the Resolution Trust Corporation an office building in San Diego County where Fidelity Title was the sole tenant and conducted its San Diego County, California title operations. Folco's 78% general partnership interest was assigned to Sussex Holdings, Ltd. ("Sussex"), an affiliate of Folco, in June 1992 and Fidelity Title's 22% limited partnership interest was assigned to Manchester in January 1992. Fidelity Title continues to lease the building for $28,272 per month, plus taxes, insurance and other operating costs. This annual rental rate is a 30% discount based on its lease with Folco Mission Valley.

        Goodyear Investors II General Partnership ("Goodyear II") was formed in 1986 by Manchester as a 50% partner, Folco as a 32.5% partner, Mr. Willey as a 2% partner, and others, to purchase, for investment, unimproved real property located in Maricopa County, Arizona. Manchester's interest in Goodyear II was transferred to the Company in June, 1993. As of March 31, 1996, Manchester, Kensington Development Corporation ("Kensington"), which is 90% owned by Manchester and 10% by Fidelity National Title Insurance Company of California ("Fidelity California") and the Company have contributed $1,025,000 to Goodyear
II. Kensington held this interest from 1988 to March 1996. The Company may be required to make annual contributions of its pro rata share of property taxes and insurance costs. All general partners have made their required pro rata capital contributions. The Company and the other general partners received pro rata capital distributions in March 1995.

        Prospect Office Partners Limited Partnership ("Prospect Office Partners") was formed in 1988 by Manchester as a combined 29.7% general and limited partner, Mr. Foley as a 30.4% general partner, Mr. Willey as a 6.1% general partner, and others, to develop an office building in Tustin, California. Currently Manchester is a 41.62% general partner and a 28.38% limited partner due to assignments of interests by other general and limited partners. Mr. Foley and Mr. Willey no longer have any partnership interests in Prospect. Approximately one-half of the building is leased by Fidelity Title for its Orange County title operations. Manchester advanced to the partnership, at an interest rate of 12% per annum, amounts necessary to fund operating deficits. These advances were assigned to the Company in June 1993. The outstanding balance of these advances at December 31, 1995, was $1,065,338 (the largest amount outstanding during 1995). The outstanding balance of these advances at March 31, 1996, was $1,065,338. The lease provides for a monthly rent payment of $31,900.

        Tustin Retail Limited Partnership ("Tustin Retail") was formed in 1988 by Manchester as a combined 30% general and limited partner, Mr. Foley as a 30.7% general partner, Mr. Willey as a 4.3% general partner, and others, to develop a retail center in Tustin, California. Manchester advanced to the partnership, at an interest rate of 12% per annum, amounts necessary to fund operating deficits. The outstanding balance of these advances at December 31, 1995, and March 31, 1996, was $736,184. In addition, Tustin Retail is indebted to Manchester in the amount of $303,500 which is evidenced by a promissory note which provides for interest at 12% per annum and is secured by a second trust deed on the property. These advances and loans were assigned to the Company in June 1993. In August 1994, CommerceBank filed a lawsuit (the "Lawsuit") against Tustin Retail (a real estate partnership), Manchester (a general partner in Tustin Retail) and Messrs. Foley and Willey (as general partners). The Lawsuit is essentially a judicial foreclosure under a deed of trust securing a $4,350,000 note dated February 18, 1992, to CommerceBank from Tustin Retain (the "Note"). In December 1995, the Federal Deposit Insurance Corporation, which took control of CommerceBank, submitted a bid at the property foreclosure auction and acquired the property for $2.9 million. A fair value hearing is scheduled for June 1996, in order to determine the remaining amount due under the Note, if any. The defendants believe that the value of the real property subject to the deed of trust securing the Note is substantiating such value. The defendants believe that the value of the real property subject to the deed of trust securing the Fidelity Title leases approximately 33% of the building for its operations. The leases for this space provide for a monthly lease payment of $20,100.

        West Woodland Business Associates Limited Partnership ("West Woodland") was formed in 1989 by Manchester as a 10% general partner, Mr. Foley as a 21.3% general partner, Folco as a combined 20% general and limited partner, Mr. Willey as a 2.5% general partner, and others, to develop an office building in Woodland, California. In September 1991, Manchester sold its interest in the partnership to Folco. See "Transactions with Management and Others" below. Folco's interest was subsequently assigned to Sussex. Approximately one-half of the building is leased by Fidelity California for its Yolo County title operations. The lease provides for a monthly lease payment of $11,032. In March 1994, the lender on this project agreed to a modification of the credit agreement substituting Sussex for Manchester and releasing Manchester from these obligations. As of December 31, 1995, Manchester had not been released from its general partnership obligation under the West Woodland Credit Agreement.

        During 1994, the Company paid $2.3 million in order to acquire a 100% ownership interest in an investment property at 7750 East Broadway, Tucson, Arizona. The $2.3 million purchase price consisted of an $800,000 payment in July 1994, for the 37.5% interest of two independent third parties, and a $1.5 million payment in September 1994, to satisfy the then existing debt on the property. Mr. Foley and his affiliates and Mr. Willey held interests in the amounts of 57.3% and 5.2%, respectively, in the property at the time of the acquisition. Mr. Foley and Mr. Willey transferred their interests to the Company without consideration upon satisfaction of the debt. The Company sold the property for a sales price of $2.4 million. See "Transactions with Management and Others" below. Approximately one-third of the building is leased by Fidelity Title's Pima County title operations. The lease provides for a monthly lease payment of $23,600.

        Wilmac III Limited Partnership ("Wilmac III") was formed in 1987 to acquire for investment unimproved real property in Maricopa County, Arizona. In December 1987, Manchester acquired a 24% limited partnership interest in Wilmac III, 30% of the limited partnership units. Mr. Willey has a 8.2% combined general and limited partnership interest and Mr. Strunk has a 1.6% limited partnership interest. The partnership agreement requires all the limited partners to make pro rata capital contributions to service the debt on the property. Manchester has invested $696,000 in the partnership. Manchester's interest was assigned to the Company in June 1993. It is not anticipated that additional capital contributions will be required of the Company.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

        In September 1991, Manchester sold 11 office buildings (the "office buildings"), its partnership interest in West Woodland and Tucson Partners and certain notes receivable to Folco for approximately the net book value of these assets. The Company believes the amount paid approximated the fair market value of these assets. This transaction resulted in a receivable to Manchester from Folco evidenced by a promissory note in the original principal amount of $1,492,000 and secured by subordinate deeds of trust on the office buildings acquired. The promissory note provides for interest at the rate of 9.5% per annum, monthly payments of $13,900 and additional payments of 15% of the net sale proceeds of each office building subject to a subordinate deed of trust. In June 1992, Folco assigned its interest in these office buildings to Bilcar Limited Partnership ("Bilcar"), an affiliate of Folco. The unpaid balance of this promissory note at December 31, 1995, was $587,361.

        Prior to the sale, the office buildings were leased to Fidelity Title for use in its title operations. All but one of these office buildings have been sold to unaffiliated third parties in each instance. During 1995, Fidelity Title continued to lease one of the office buildings from Bilcar under lease agreements entered into in 1991 at the time of the sale and paid Bilcar $51,624 under these lease agreements.

        In July 1990, Lake Mortgage Corporation, a wholly-owned subsidiary of the Company, made a $300,000 secured loan to a relative of Mr. Willey. The loan was assigned to Fidelity Title in July 1990. This loan has been purchased by Mr. Willey for full consideration.

                                   SIGNATURES


        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                        FIDELITY NATIONAL FINANCIAL, INC.


                                        By:  /s/ WILLIAM P. FOLEY, II
                                             ----------------------------------
                                                 WILLIAM P. FOLEY, II
                                                 CHIEF EXECUTIVE OFFICER
Date:   April 25, 1996


        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            SIGNATURES                                TITLE                            DATE
            -----------                               -----                            ----
    /s/ WILLIAM P. FOLEY, II                Chairman of the Board and              April 26, 1996
- ------------------------------------          Chief Executive Officer
        WILLIAM P. FOLEY, II               (Principal Executive Officer)


      /s/ FRANK P. WILLEY                     President and Director
- ------------------------------------
          FRANK P. WILLEY


      /s/ CARL A. STRUNK                     Executive Vice President
- ------------------------------------         Chief Financial Officer               April 26, 1996
          CARL A. STRUNK                     (Principal Financial and
                                                Accounting Officer)


    /s/ DANIEL D. (RON) LANE                         Director                      April 26, 1996
- ------------------------------------
        DANIEL D. (RON) LANE


      /s/ J. THOMAS TALBOT                           Director                      April 26, 1996
- ------------------------------------
          J. THOMAS TALBOT


     /s/ STEPHEN C. MAHOOD                           Director                      April 26, 1996
- ------------------------------------
         STEPHEN C. MAHOOD


       /s/ DONALD M. KOLL                            Director                      April 26, 1996
- ------------------------------------
           DONALD M. KOLL


    /s/ WILLIAM A. IMPARATO                          Director                      April 26, 1996
- ------------------------------------
        WILLIAM A. IMPARATO


      /s/ CARY H. THOMPSON                           Director                      April 26, 1996
- ------------------------------------
          CARY H. THOMPSON