Form 10-Q
period 1996-03-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1996-05-15
CIK 809398

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

                      For the Quarter Ended March 31, 1996

                         Commission File Number 1-9396



                      FIDELITY  NATIONAL  FINANCIAL, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     86-0498599
 ------------------------------------------------------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification Number)


17911 Von Karman Avenue, Irvine, California               92714
- ------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


                                 (714) 622-5000
- ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

      $.0001 par value Common Stock - 12,458,871 shares as of May 13, 1996

      Exhibit Index appears on page 10 of 11 sequentially numbered pages.

                                   FORM 10-Q

                                QUARTERLY REPORT

                          Quarter Ended March 31, 1996

                               TABLE OF CONTENTS
                               -----------------




                                                                  Page Number
                                                                  -----------
Part I:  FINANCIAL INFORMATION

 Item 1.  Condensed Consolidated Financial Statements

          A.  Condensed Consolidated Balance Sheets as of               3
              March 31, 1996 and December 31, 1995

          B.  Condensed Consolidated Statements of Operations           4
              for the three-month periods ended
              March 31, 1996 and 1995

          C.  Condensed Consolidated Statements of Cash Flows           5
              for the three-month periods ended
              March 31, 1996 and 1995

          D.  Notes to Condensed Consolidated Financial Statements      7

 Item 2.  Management's Discussion and Analysis of Financial             8
          Condition and Results of Operations

Part II:  OTHER INFORMATION

 Items 1.-5. of Part II have been omitted because they are not applicable with respect to the current reporting period.

 Item 6.  Exhibits and Reports on Form 8-K                             10





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


                         FIDELITY NATIONAL FINANCIAL, INC.
                         ---------------------------------
                                  (Registrant)



By: /s/ CARL A. STRUNK
    -----------------------------
        Carl A. Strunk
        Executive Vice President,
        Chief Financial Officer and                       Date:  May 13, 1996
        Treasurer

Part I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

              FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                   March 31,     December 31,
                                                     1996            1995
                                                   ---------     -----------
                                                  (Unaudited)
                                 ASSETS
Investments:
  Fixed maturities available
    for sale, at fair value                         $123,338        $129,236
  Equity securities, at fair value                    41,867          31,412
  Other long-term investments, at cost,
    which approximates fair value                      2,250           2,627
  Short-term investments, at cost,
    which approximates fair value                      3,102           8,148
  Investments in real estate and
    partnerships, net                                  8,457           8,659
                                                    --------        --------
    Total investments                                179,014         180,082
Cash and cash equivalents                             45,119          47,431
Trade receivables, net                                44,308          39,801
Notes receivable, net                                 13,519          15,926
Prepaid expenses and other assets                     48,410          43,908
Title plants                                          42,213          41,725
Property and equipment, net                           31,622          33,740
Income taxes receivable                                2,450           2,450
                                                    --------        --------
                                                    $406,655        $405,063
                                                    ========        ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities          $ 43,246        $ 44,549
  Notes payable                                      136,272         136,047
  Reserve for claim losses                           145,450         146,094
  Deferred income taxes                                1,688              33
                                                    --------        --------
                                                     326,656         326,723

  Minority interest                                      412             393


Stockholders' equity:
  Preferred stock, $.0001 par value; authorized,
   3,000,000 shares; issued and outstanding, none         --              --
  Common stock, $.0001 par value; authorized,
   55,000,000 shares in 1996 and 1995;
   issued, 17,443,663 in 1996 and 17,439,263 in
   1995                                                    2               2
  Additional paid-in capital                          58,098          58,098
  Retained earnings                                   74,622          70,273
                                                    --------        --------
                                                     132,722         128,373
  Net unrealized gains on investments                  3,157           5,866
  Less treasury stock, 5,168,853 shares
   in 1996 and 1995, at cost                          56,292          56,292
                                                    --------        --------
                                                      79,587          77,947
                                                    --------        --------
                                                    $406,655        $405,063
                                                    ========        ========


           See Notes to Condensed Consolidated Financial Statements.

              FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)




                                                       Three months ended
                                                            March 31,
                                                       -------------------
                                                        1996        1995
                                                       --------   --------
                                                           (Unaudited)
REVENUE:
  Title insurance premiums                            $ 89,823     $59,501
  Escrow fees                                           16,018       8,910
  Other fees and revenue                                16,443      12,188
  Interest and investment income,
    including realized gains (losses)                    4,114       2,460
                                                      --------     -------
                                                       126,398      83,059
                                                      --------     -------

EXPENSES:
  Personnel costs                                       50,683      34,685
  Other operating expenses                              33,328      25,372
  Agent commissions                                     25,647      21,220
  Provision for claim losses                             6,241       4,088
  Interest expense                                       2,199       2,431
                                                      --------     -------
                                                       118,098      87,796
                                                      --------     -------

  Earnings (loss) before income taxes
   and extraordinary item                                8,300      (4,737)
  Income tax expense (benefit)                           3,155      (2,290)
                                                      --------     -------
    Earnings (loss) before extraordinary item            5,145      (2,447)
  Extraordinary item -- loss on early retirement
   of Senior Notes, net of applicable income
   tax benefit of ($437)                                    --        (813)
                                                      --------     -------
        Net earnings (loss)                           $  5,145     $(3,260)
                                                      ========     =======

  Primary earnings (loss) per share
   before extraordinary item                          $    .40     $  (.19)
  Extraordinary item -- loss on early retirement
   of Senior Notes, net of applicable income
   tax benefit                                              --        (.06)
                                                      --------     -------
        Primary earnings (loss) per share             $    .40     $  (.25)
                                                      ========     =======

  Fully diluted earnings (loss) per share             $    .36     $  (.25)
                                                      ========     =======

  Primary weighted average shares outstanding           12,827      13,143
                                                      ========     =======

  Fully diluted weighted average shares
   outstanding                                          16,788      13,143
                                                      ========     =======

  Cash dividends per share                            $    .07     $   .06
                                                      ========     =======





           See Notes to Condensed Consolidated Financial Statements.

              FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                Three months ended
                                                     March 31,
                                                --------------------
                                                  1996        1995
                                                --------    --------
                                                    (Unaudited)
Cash flows from operating activities:

  Net earnings (loss)                            $ 5,145     $(3,260)
  Reconciliation of net earnings (loss) to
    net cash provided by (used in) operating
    activities:

       Depreciation and amortization               2,802       3,240
       Net decrease in reserve for claim
         losses                                     (644)     (3,876)
       Net increase (decrease) in provision
         for possible losses on real estate
         and notes receivable                        (25)         45
       (Gain) loss on sales of assets             (1,162)        432
       Equity in gains of unconsolidated
         partnerships                                 33          38
       Amortization of LYONs original issue
         discount                                  1,273       1,202

  Change in assets and liabilities, net of effects from acquisition of subsidiaries:

        Net increase in trade receivables         (4,507)     (1,332)
        Net (increase) decrease in prepaid
          expenses and other assets               (4,683)        526
        Net decrease in accounts payable and
          accrued liabilities                     (1,239)     (4,990)
        Net (increase) decrease in income
          taxes                                    3,066        (759)
                                                --------     -------
Net cash provided by (used in) operating
  activities                                          59      (8,734)
                                                --------     -------

Cash flows from investing activities:

  Proceeds from sales of property and
    equipment                                        708         232
  Proceeds from sales and maturities of
    investments:

    Held to maturity                                  --       1,451
    Available for sale                            74,768      51,418
  Collections of notes receivable                  4,317         249
  Additions to title plants                           --        (702)
  Additions to property and equipment             (1,250)     (3,450)

  Additions to investments:

    Held to maturity                                  --      (1,617)
    Available for sale                           (76,657)    (36,706)
  Additions to notes receivable                   (1,885)     (3,510)
  Investments in real estate and advances
    to partnerships                                   --         (67)
  Acquisitions of businesses, net of cash
    acquired                                        (498)     (3,407)
                                                --------    --------
Net cash provided by (used in) investing
  activities                                        (497)      3,891
                                                --------    --------





           See Notes to Condensed Consolidated Financial Statements.
                                  (continued)

              FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                                 (In thousands)

                                                   Three months ended
                                                        March 31,
                                                   ------------------
                                                     1996       1995
                                                   --------   -------
                                                      (Unaudited)
Cash flows from financing activities:

  Borrowings                                       $  1,494   $ 4,218
  Debt service payments                              (2,508)   (1,386)
  Purchase of treasury stock                             --    (9,228)
  Dividends paid                                       (860)     (854)
  Stock options exercised                                --       113
                                                   --------   -------
Net cash used in financing activities                (1,874)   (7,137)
                                                   --------   -------

Net decrease in cash and cash equivalents            (2,312)  (11,980)
Cash and cash equivalents at beginning of
  period                                             47,431    34,689
                                                   --------   -------
Cash and cash equivalents at end of period         $ 45,119   $22,709
                                                   ========   =======

Supplemental cash flow information:

  Income taxes paid (refunded)                     $    224   $(1,967)
                                                   ========   =======
  Interest paid                                    $     90   $ 1,836
                                                   ========   =======

Noncash investing and financing
  activities:

  Dividends declared and unpaid                    $    796   $   815
                                                   ========   =======





           See Notes to Condensed Consolidated Financial Statements.

              FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Financial Statements
- --------------------------------------

The financial information included in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. This report should be read in conjunction with the Company's 1995 Annual Report on Form 10-K for the year ended December 31, 1995, as amended. Certain reclassifications have been made in the 1995 Condensed Consolidated Financial Statements to conform to the classifications used in 1996.

Note B - Dividends
- ------------------

On March 5, 1996, the Company's Board of Directors declared a cash dividend of $.07 per share, payable on May 3, 1996, to stockholders of record on April 15, 1996.

Note C - Proposed Acquisition of Giant Group, Ltd.
- --------------------------------------------------

In February of 1996, the Company proposed to effect a merger with Giant Group, Ltd. ("Giant") in which the Company would acquire Giant. Giant is a publicly traded Delaware corporation with assets consisting of cash, cash equivalents and the securities of other entities, including approximately 48% of the outstanding common stock of Rally's Hamburgers, Inc. ("Rally's"). The Company had purchased 705,489 shares (or 14.8%) of Giant's outstanding common stock. The Company's intent in acquiring Giant was to utilize its liquid assets to take advantage of investment opportunities in non-interest rate sensitive businesses. Giant and Fidelity were also involved in litigation relating to the Company's investment in Giant. Giant's Board of Directors rejected the Company's merger proposal and the parties subsequently engaged in settlement discussions. On April 26, 1996, the parties reached a settlement agreement pursuant to which Giant repurchased its shares from the Company for $8.625 per share in cash. In addition, as part of the settlement, the parties agreed to dismiss the pending litigation, the Company agreed not to purchase Giant stock for a period of time, and the Company acquired 767,807 shares (or 4.9%) of Rally's stock from Giant for $.83 per share. Rally's stock closed at $2.48 per share on May 13, 1996.

Note D - Acquisition of Nations Title Inc.
- ------------------------------------------

On April 1, 1996, the Company completed its acquisition of Nations Title Inc. With this acquisition Fidelity National Financial, Inc. firmly positioned itself as the nation's fourth largest title insurance underwriter. Nations Title Inc. and its three wholly owned underwriters, Nations Title Insurance Company, a Kansas corporation, Nations Title Insurance of New York Inc. and National Title Insurance Company of New York Inc., both New York corporations, will substantially expand the Company's national agency network and increase market share in the more traditional agency driven states. Under the terms of the Agreement, the Company acquired one hundred percent of the outstanding stock of Nations Title Inc. for an adjusted purchase price of $19.3 million plus 176,000 shares of Fidelity National Financial, Inc.'s Common Stock.

Note E - Subsequent Event
- -------------------------

On April 4, 1996, the Company announced that it had agreed to purchase 17% of the common stock of National Alliance Marketing Group, Inc., a California corporation, for $566,667; together with a warrant to acquire an additional 14% of the common stock. The purchase price was paid into an escrow pending approval of the transaction by the California Department of Insurance, which approval is expected within sixty days of the transaction date. National Alliance Marketing Group, Inc. is the parent corporation of Alliance Home Warranty Company, a California insurance company. Alliance sells home warranty plans, primarily to buyers of resale homes in the Central and Southern California markets. A home warranty contract generally promises the repair or replacement of major operating systems and built in appliances inside a resale home for a period of one year. The Company will, upon Department of Insurance approval of the transaction, lend National Alliance Marketing Group, Inc. up to $1.2 million prior to June 30, 1997 at a rate of prime plus 2%. The exercise price of the warrant is equal to $1.2 million. The parties to the transaction have agreed that the $566,667 Fidelity National Financial, Inc. paid for the common stock plus the proceeds of any loan shall be utilized solely to augment statutory capital and surplus of Alliance Home Warranty Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Total revenue for the first quarter of 1996 increased 52.2% to $126.4 million from $83.1 million in the first quarter of 1995. The increase can be attributed to an improving real estate market resulting from continued lower mortgage interest rates and the Company's expanded presence in the market. The impact of these factors on order counts and real estate closings enabled the Company to achieve a significant increase in total revenue.

Interest and investment income increased 67.2% to $4.1 million in the first quarter of 1996 from $2.5 million in the first quarter of 1995. The increase in interest and investment income earned during the 1996 period is primarily due to an improvement in net realized gains (losses) compared to the same period in 1995. Net realized gains from the sale of investments were $1.2 million in the first quarter of 1996 as compared to net realized losses of $(401,000) in the corresponding 1995 period.

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

Personnel costs include both base salaries and commissions paid to employees and are the most significant operating expense incurred by the Company. These costs generally fluctuate with the level of direct orders opened and closed and with the mix of revenue between direct and agency operations. Personnel costs, as a percentage of total revenue, have decreased to 40.1% for the three-month period ended March 31, 1996 from 41.8% for the corresponding period in 1995. The Company has taken significant measures to maintain personnel costs at levels consistent with revenues. The Company continues to monitor the prevailing market conditions and will respond as necessary.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), escrow losses, courier services, computer services, professional services, general insurance, trade and notes receivable allowances and depreciation. Other operating expenses decreased as a percentage of total revenue to 26.4% in the first quarter of 1996 from 30.5% in the first quarter of 1995. The Company had previously implemented and remains committed to aggressive cost control programs which will help maintain operating expense levels consistent with the levels of title related revenue production. Certain fixed costs are incurred regardless of revenue levels.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 76.5% of agent policy premiums in the first quarter of 1996 compared to 77.0% of agent policy premiums in the first quarter of 1995.

The provision for claim losses includes an estimate of anticipated title claims and major claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on the Company's historical loss experience and other relevant factors. The Company monitors its claims experience on a continual basis and adjusts the provision for claim losses accordingly. Based on recently completed loss development studies, the Company believes that as a result of its underwriting and claims handling practices, as well as the refinancing business of prior years, the Company will maintain the trend of favorable claim loss experience. The Company has provided for claim losses at 7.0% of title insurance premiums prior to the impact of major claim expense, recoupments and premium rates and Company loss experience in the state of Texas. (Premiums are generally higher in Texas for similar coverage than in other states, while loss experience is comparable. As a result, losses as a percentage of premiums are lower.) Application of these factors resulted in a net provision for claim losses as a percentage of premiums of 6.9% for the three-month periods ended March 31, 1996 and 1995.

Interest expense is incurred by the Company in financing its capital asset purchases and certain acquisitions. Interest expense consists of interest related to the Company's outstanding debt and the amortization of original issue discount and debt issuance costs related to the Liquid Yield Option Notes ("LYONs"). Interest expense of "non-LYONs" debt totaled $900,000 and $1.2 million for the three-month periods ended March 31, 1996 and 1995, respectively. The LYONs related component of interest expense amounted to $1.3 million for the first quarter of 1996 and $1.2 million for the first quarter of 1995. Interest expense and amortization expense decreased in 1996 over 1995 primarily as a result of interest rates. Interest rates being paid by the Company in 1996 are lower than those paid in 1995 as the result of debt refinancing and decreases in certain rates (i.e., prime rate and LIBOR) to which certain of the interest rates being paid by the Company are indexed.

Income tax expense (benefit) for the three-month periods ended March 31, 1996 and 1995, as a percentage of earnings (loss) before income taxes, including the extraordinary loss on the early retirement of debt in 1995, was 38.0% and (45.5%), respectively.

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

Liquidity and Capital Resources

The Company's insurance subsidiaries and wholly owned underwritten title companies (the "UTCs") collect premiums and pay claims and operating expenses. Fluctuations in operating cash flows are primarily the result of increases or decreases in revenue. The insurance subsidiaries also have cash flow sources derived from investment income, repayments of principal and proceeds from sales and maturities of investments and dividends and distributions from subsidiaries. Positive cash flow from the insurance subsidiaries is invested primarily in short term investments, medium term bonds and certain equity securities. Cash, cash equivalents and short term investments held by the Company's insurance subsidiaries and UTCs provide liquidity for projected claims and operating expenses.

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

One of the additional significant sources of the Company's funds is dividend distributions from its insurance subsidiaries and UTCs. The insurance subsidiaries and UTCs are restricted by state regulations in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which the Company's title underwriters and UTCs can pay dividends or make other distributions to the Company.

The short and long term liquidity requirements of the Company and its subsidiaries are monitored regularly to match cash inflows with cash requirements. The Company and subsidiaries forecast their daily cash needs and periodically review their short and long term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

Part II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit 11 Computation of Primary and Fully Diluted Earnings Per Share

              Exhibit 27   Financial Data Schedule

         (b)  Reports on Form 8-K:

              None