Form 10-Q
period 1996-06-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1996-08-14
CIK 809398

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

                       For the Quarter Ended June 30, 1996

                          Commission File Number 1-9396

                        FIDELITY NATIONAL FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                           86-0498599
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

17911 Von Karman Avenue, Irvine, California                       92614
 (Address of principal executive offices)                       (Zip Code)

                                 (714) 622-5000
              (Registrant's telephone number, including area code)

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

        $.0001 par value common - 12,472,810 shares as of August 12, 1996

       Exhibit Index appears on page 10 of 11 sequentially numbered pages.

                                    FORM 10-Q

                                QUARTERLY REPORT

                           Quarter Ended June 30, 1996

                                TABLE OF CONTENTS

Part I:           FINANCIAL INFORMATION                                             Page Number
         Item 1.           Condensed Consolidated Financial Statements

                  A.       Condensed Consolidated Balance Sheets as of                   3
                           June 30, 1996 and December 31, 1995

                  B.       Condensed Consolidated Statements of Operations               4
                           for the three-month and six-month periods ended
                           June 30, 1996 and 1995

                  C.       Condensed Consolidated Statements of Cash Flows               5
                           for the six-month periods ended
                           June 30, 1996 and 1995

                  D.       Notes to Condensed Consolidated Financial Statements          7

         Item 2.           Management's Discussion and Analysis of Financial             8
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

                                             FIDELITY NATIONAL FINANCIAL, INC.
                                                       (Registrant)

By:      /s/  Carl A. Strunk
   ------------------------------------
         Carl A. Strunk
         Executive Vice President,
         Chief Financial Officer and                      Date:  August 12, 1996
         Treasurer

Part I:  FINANCIAL INFORMATION

          Item 1.  Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                        June 30,  December 31,
                                                                          1996       1995
                                                                        --------   --------
                                                                       (Unaudited)
                                  ASSETS

Investments:
  Fixed maturities available for sale, at fair value                    $162,076   $129,236
  Equity securities, at fair value                                        34,195     31,412
  Other long-term investments, at cost, which approximates fair value      2,250      2,627
  Short-term investments, at cost, which approximates fair value           1,893      8,148
  Investments in real estate and partnerships, net                        13,289      8,659
                                                                        --------   --------
      Total investments                                                  213,703    180,082
Cash and cash equivalents                                                 53,823     47,431
Trade receivables, net                                                    58,663     39,801
Notes receivable, net                                                     18,592     15,926
Prepaid expenses and other assets                                         42,669     43,908
Title plants                                                              52,323     41,725
Property and equipment, net                                               34,120     33,740
Deferred income tax assets, net                                            6,196         --
Income taxes receivable                                                       --      2,450
                                                                        --------   --------
                                                                        $480,089   $405,063
                                                                        ========   ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued liabilities                              $ 53,672   $ 44,549
  Notes payable                                                          142,492    136,047
  Reserve for claim losses                                               189,979    146,094
  Deferred income tax liabilities, net                                        --         33
  Income taxes payable                                                     3,486         --
                                                                        --------   --------
                                                                         389,629    326,723

  Minority interest                                                          424        393

Stockholders' equity:
  Preferred stock, $.0001 par value; authorized,
   3,000,000 shares; issued and outstanding, none                             --         --
  Common stock, $.0001 par value; authorized, 55,000,000 shares in 1996 and 1995; issued, 17,465,663 as of June 30, 1996 and
   17,439,263 as of December 31, 1995                                          2          2
  Additional paid-in capital                                              58,150     58,098
  Retained earnings                                                       80,622     70,273
                                                                        --------   --------
                                                                         138,774    128,373
  Net unrealized gains on investments                                      5,446      5,866
  Less treasury stock, 4,992,853 shares as of June 30, 1996
   and 5,168,853 shares as of December 31, 1995, at cost                  54,184     56,292
                                                                        --------   --------
                                                                          90,036     77,947
                                                                        --------   --------
                                                                        $480,089   $405,063
                                                                        ========   ========

            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                Three months ended      Six months ended
                                                                      June 30,              June 30,
                                                                -------------------   --------------------
                                                                  1996       1995       1996        1995
                                                                --------   --------   --------   ---------
                                                                    (Unaudited)           (Unaudited)
REVENUE:
  Title insurance premiums                                      $129,963   $ 66,414   $219,786   $ 125,915
  Escrow fees                                                     17,810     11,757     33,828      20,667
  Other fees and revenue                                          19,742     13,841     36,185      26,029
  Interest and investment income,
   including realized gains and losses                             4,113      3,482      8,227       5,942
                                                                --------   --------   --------   ---------
                                                                 171,628     95,494    298,026     178,553
                                                                --------   --------   --------   ---------

EXPENSES:
  Personnel costs                                                 56,201     39,639    106,884      74,324
  Other operating expenses                                        39,062     28,573     72,390      53,945
  Agent commissions                                               52,697     19,234     78,344      40,454
  Provision for claim losses                                       9,534      4,540     15,775       8,628
  Interest expense                                                 2,377      2,186      4,576       4,617
                                                                --------   --------   --------   ---------
                                                                 159,871     94,172    277,969     181,968
                                                                --------   --------   --------   ---------

  Earnings (loss) before income taxes
   and extraordinary item                                         11,757      1,322     20,057      (3,415)
  Income tax expense (benefit)                                     4,811        301      7,966      (1,988)
                                                                --------   --------   --------   ---------
  Earnings (loss) before
   extraordinary item                                              6,946      1,021     12,091      (1,427)
  Extraordinary item -- loss on early retirement of
   Senior Notes, net of applicable income tax benefit of $437         --         --         --        (813)
                                                                --------   --------   --------   ---------
     Net earnings (loss)                                        $  6,946   $  1,021   $ 12,091   $  (2,240)
                                                                ========   ========   ========   =========

  Primary earnings (loss) per share
   before extraordinary item                                    $    .54   $    .08   $    .94   $    (.11)
  Extraordinary item -- loss on early retirement of
   Senior Notes, net of applicable income tax benefit                 --         --         --        (.06)
                                                                --------   --------   --------   ---------

  Primary earnings (loss) per share                             $    .54   $    .08   $    .94   $    (.17)
                                                                ========   ========   ========   =========

  Fully diluted earnings (loss) per share                       $    .46   $    .08   $    .81   $    (.17)
                                                                ========   ========   ========   =========

  Primary weighted average shares outstanding                     12,926     13,004     12,889      12,831
                                                                ========   ========   ========   =========

  Fully diluted weighted average shares outstanding               16,966     13,004     16,850      12,831
                                                                ========   ========   ========   =========

  Cash dividends per share                                      $    .07   $    .06   $    .14   $     .13
                                                                ========   ========   ========   =========

            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           Six months ended
                                                                                June 30,
                                                                         ---------------------
                                                                           1996         1995
                                                                         ---------    --------
                                                                              (Unaudited)

Cash flows from operating activities:
  Net earnings (loss)                                                    $  12,091    $ (2,240)
  Reconciliation of net earnings (loss) to
   net cash provided by (used in) operating activities:
         Depreciation and amortization                                       5,693       6,603
         Net decrease in reserve for claim losses                             (212)     (4,731)
         Provision for possible losses
           on real estate and notes receivable                                 125          95
         Gain on sales of investments                                       (1,985)       (109)
         Amortization of LYONs original issue discount
           and debt issuance costs                                           2,564       2,423
         Other                                                                  49        (202)
  Change in assets and liabilities, net of effects from acquisition of subsidiaries:
         Net increase in trade receivables                                 (11,338)     (5,133)
         Net decrease in prepaid expenses and other assets                   4,809       1,572
         Net decrease in accounts payable
           and accrued liabilities                                            (724)     (6,801)
         Net decrease in income taxes                                        6,272       1,578
                                                                         ---------    --------
Net cash provided by (used in) operating activities                         17,344      (6,945)
                                                                         ---------    --------

Cash flows from investing activities:
  Proceeds from sales of property and equipment                              1,521       1,019
  Proceeds from sales of title plants                                           --       1,665
  Proceeds from sales and maturities of investments:
    Held to maturity                                                            --       1,506
    Available for sale                                                     110,407      98,523
  Collections of notes receivable                                            8,733       1,500
  Additions to title plants                                                   (613)     (5,820)
  Additions to property and equipment                                       (6,681)    (11,635)
  Additions to investments:
    Held to maturity                                                            --      (1,848)
    Available for sale                                                    (109,200)    (41,313)
  Additions to notes receivable                                             (5,976)     (4,889)
  Investments in real estate and partnerships                                 (700)        (67)
  Acquisition of subsidiaries, net of cash acquired                        (10,850)         --
                                                                         ---------    --------
  Net cash provided by (used in) investing activities                      (13,359)     38,641
                                                                         ---------    --------

            See Notes to Condensed Consolidated Financial Statements.
                                   (continued)

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (In thousands)

                                                        Six months ended
                                                            June 30,
                                                      --------------------
                                                        1996        1995
                                                      --------    --------
                                                           (Unaudited)
Cash flows from financing activities:
  Borrowings                                          $  7,000    $ 21,445
  Debt service payments                                 (5,025)    (34,732)
  Reissue (repurchase) of treasury stock                 2,108     (13,740)
  Dividends paid                                        (1,728)     (1,660)
  Stock options exercised                                   52         450
                                                      --------    --------
Net cash provided by (used in) financing activities      2,407     (28,237)
                                                      --------    --------

Net increase in cash and cash equivalents                6,392       3,459
Cash and cash equivalents at beginning of period        47,431      34,689
                                                      --------    --------
Cash and cash equivalents at end of period            $ 53,823    $ 38,148
                                                      ========    ========

Supplemental cash flow information:
  Income taxes paid (refunded)                        $  2,074    $ (4,920)
                                                      ========    ========

  Interest paid                                       $  2,240    $  3,278
                                                      ========    ========

Noncash investing and financing activities:
  Dividends declared and unpaid                       $    874    $    784
                                                      ========    ========

Acquisition of Nations Title:
  Assets acquired, net                                $ 54,907
  Liabilities assumed                                  (52,777)
                                                      --------
  Value of stock issued                               $  2,130
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

Note B - Dividends

On June 17, 1996, the Company's Board of Directors declared a cash dividend of $.07 per share, payable on July 22, 1996, to stockholders of record on July 11, 1996.

Note C - Proposed Acquisition of Giant Group, Ltd.

In February of 1996, the Company proposed a merger with Giant Group, Ltd. ("Giant"). The Company had purchased 705,489 shares (or 14.8%) of Giant's outstanding common stock. The Company's intent in acquiring Giant was to utilize its liquid assets to take advantage of investment opportunities in non-interest rate sensitive businesses. On April 26, 1996, the parties reached a settlement agreement pursuant to which Giant repurchased its shares from Fidelity. In addition, as part of the settlement, Fidelity acquired 767,807 shares (or 4.9%) of Rally's Hamburgers, Inc. ("Rally's") stock from Giant for $.83 per share, as well as an option to purchase additional shares of Rally's common stock.

Note D - Acquisitions

On April 1, 1996, the Company completed its acquisition of Nations Title Inc. The acquisition firmly positioned Fidelity National Financial, Inc. as the nation's fourth largest title insurance underwriter. Nations Title Inc. and its three wholly-owned underwriting subsidiaries, Nations Title Insurance Company, Nations Title Insurance of New York Inc. and National Title Insurance of New York Inc., substantially expanded the Company's national agency network and increased its market share in the more traditional agency driven states. The Company acquired one hundred percent of the outstanding stock of Nations Title Inc. for an adjusted purchase price of $19.3 million plus 176,000 shares ($2.1 million) of Fidelity National Financial, Inc.'s common stock. This transaction has been accounted for as a purchase.

Selected unaudited pro forma combined results of operations for the six-month periods ended June 30, 1996 and 1995, assuming the acquisition occurred on January 1, 1996 and 1995, are presented as follows:

                                1996            1995
                                ----            ----
Total revenue               $342,755,000   $ 268,010,000
Earnings (loss) before
  extraordinary item          12,032,000      (1,546,000)
Net earnings (loss)           12,032,000      (2,359,000)
Earnings (loss) per share   $        .93   $        (.18)

On April 4, 1996, the Company purchased 17% of the outstanding common stock of National Alliance Marketing Group, Inc. ("National"), a California corporation, for $566,667; together with a warrant to acquire an additional 14% of National common stock. In addition to the $566,667, the Company loaned $1,200,000 to National at closing at a rate of prime plus one percent. Subsequently, the Company agreed to increase the credit facility from $1,200,000 to $1,700,000. In consideration for the increase in the credit facility National agreed to increase the warrant shares which the Company can purchase. If the entire $1,700,000 is borrowed the Company may purchase an additional 34% of the outstanding shares of National. The transaction closed on July 12, 1996, following the approval of the transaction by the California Department of Insurance. National is the parent company of Alliance Home Warranty Company, a California insurance company. Alliance sells home warranty plans to buyers of resale homes, primarily in the Central and Southern California markets. A home warranty contract generally promises the repair or replacement of major operating systems and built-in appliances inside a home for a period of one year.

On May 29, 1996, the Company acquired 19.8% of the outstanding common stock of Smith/Norris Corporation ("Smith/Norris"), a California corporation, together with a warrant to acquire an additional 20% of Smith/Norris common stock. Smith/Norris is a privately held software development corporation which focuses on a family of image-enabled records systems including imaging, indexing, reporting, cashiering and accounting software for county and city government departments. As an additional part of the transaction, the Company is establishing a credit facility in an amount up to $2,000,000 to finance future growth.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Total revenue for the second quarter of 1996 increased 79.7% to $171.6 million from $95.5 million in the second quarter of 1995. Total revenue for the six-month period ended June 30, 1996 increased 66.9% to $298.0 million from $178.6 for the comparable 1995 period. The increase in the quarter and six-month revenue amounts can be attributed to favorable order counts and increased closings resulting from continued lower mortgage interest rates and the Company's expanded presence in the market, including the Company's acquisition of Nations Title Inc., which closed on April 1, 1996.

Interest and investment income increased 17.1% to $4.1 million in the second quarter of 1996 from $3.5 million in the second quarter of 1995. For the six-month period ended June 30, 1996, interest and investment income was $8.2 million, a 39.0% increase over the $5.9 million of interest and investment income earned in the comparable 1995 period. The increase in interest and investment income earned during the 1996 periods is primarily due to an increase in the average invested asset base and an improvement in net realized gains compared to the same periods in 1995. Net realized gains from the sale of investments were $784,000 in the second quarter of 1996 as compared to net realized gains of $510,000 in the corresponding 1995 period. Net realized gains for the six-month periods ended June 30, 1996 and 1995 were $2.0 million and $109,000, respectively.

The Company's operating expenses consist primarily of personnel costs and other operating expenses which are incurred as title insurance orders are received and processed by the Company's operations. Title insurance premiums and escrow fees are recognized as income at the time the underlying real estate transaction closes. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate.

Personnel costs include both base salaries and commissions paid to employees and are the most significant operating expense incurred by the Company. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue between direct and agency operations. Personnel costs, as a percentage of total revenue, have decreased to 32.7% for the three-month period ended June 30, 1996 from 41.5% for the corresponding period in 1995. Personnel costs as a percentage of total revenue for the six-month period ended June 30, 1996 have decreased to 35.9% from 41.6% for the corresponding 1995 period.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), escrow losses, courier services, computer services, professional services, general insurance, trade and notes receivable allowances and depreciation. Other operating expenses decreased as a percentage of total revenue to 22.8% in the second quarter of 1996 from 29.9% in the second quarter of 1995. As a percentage of total revenue, other operating expenses for the six-month period ended June 30, 1996 decreased to 24.3% from 30.2% for the same period in 1995.

The period over period decreases are primarily the result of the increase in total revenue, as well as the change in the direct operation and agency operation title premium mix. The addition of Nations Title Inc. title premiums, which are primarily agency related, has provided a balance to direct operation and agency revenue. In previous periods the majority of title premiums and total revenue were generated by direct operations, which results in higher personnel costs and other operating expenses.

The Company has also implemented and remains committed to stringent cost control measures which are designed to reduce expenses and maximize efficiency by maintaining expenses, including personnel costs and other operating expenses, at levels consistent with revenue production and business mix.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 80.2% of agent policy premiums in the second quarter of 1996 compared to 76.5% of agent policy premiums in the second quarter of 1995, and 79.0% and 76.1% of agency premiums for the six-month periods ended June 30, 1996 and 1995, respectively. The period over period increases in agent commissions as a percentage of agency premiums are attributable to the fact that the average commissions paid to agents acquired in the Nations Title Inc. acquisition exceed those paid to the former agent base. The combination of higher agency commission rates and the significant agency revenue generated by the Nations Title Inc. acquisition have resulted in higher overall commissions as a percentage of agency premiums.

The provision for claim losses includes an estimate of anticipated title claims and major claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on the Company's historical loss experience and other relevant factors. The Company monitors its claims experience on a continual basis and adjusts the provision for claim losses accordingly. Based on recently completed loss development studies, the Company believes that as a result of its underwriting and claims handling practices, as well as the refinancing business of prior years, the Company will maintain a trend of favorable claim loss experience. The Company has provided for claim losses at 7.0% of title insurance premiums prior to the impact of major claim expense, recoupments and premium rates and Company loss experience in the state of Texas. (Premiums are generally higher in Texas for similar coverage than in other states, while loss experience is comparable. As a result, losses as a percentage of premiums are lower.) Application of these factors resulted in a net provision for claim losses as a percentage of premiums of 7.3% and 6.8% for the three-month periods ended June 30, 1996 and 1995, respectively, and 7.2% and 6.9% for the six-month periods ended June 30, 1996 and 1995, respectively.

Interest expense is incurred by the Company in financing its capital asset purchases and certain acquisitions. Interest expense consists of interest related to the Company's outstanding debt and the amortization of original issue discount and debt issuance costs related to the Liquid Yield Option Notes ("LYONs"). Interest expense of "non-LYONs" debt totaled $1.1 million and $965,000 for the three-month periods ended June 30, 1996 and 1995, respectively; and $2.0 million and $2.2 million for the six-month periods ended June 30, 1996 and 1995, respectively. The LYONs related component of interest expense amounted to $1.3 million for the second quarter of 1996 and $1.2 million for the second quarter of 1995; and $2.6 million and $2.4 million for the six-month periods ended June 30, 1996 and 1995, respectively. Interest rates being paid by the Company in 1996 are lower than those paid in 1995 as a result of debt refinancing and decreases in certain rates (i.e., prime rate and LIBOR) to which certain of the interest rates being paid by the Company are indexed.

Income tax expense for the three-month periods ended June 30, 1996 and 1995, as a percentage of earnings before income taxes, was 40.9% and 22.8%, respectively. Income tax expense (benefit) for the six-month periods ended June 30, 1996 and 1995, as a percentage of earnings (loss) before income taxes, including the extraordinary loss on the early retirement of debt in 1995, was 39.8% and (52.0%), respectively. The fluctuations in income tax expense (benefit) can be attributed to the income (loss) mix, operating income versus investment income, and the characteristics of investment income, taxable versus tax exempt.

In order to reduce interest expense incurred and interest rates paid, the Company determined that prepayment of the Senior Secured Notes (the "Senior Notes") issued in March 1993 would be in the best interests of the Company. Pursuant to the terms and conditions of the Senior Note Agreement, the Company provided for the Make Whole Provision, as defined, and related expenses in the first quarter of 1995. This prepayment amount of $1.25 million, before related income taxes, has been reflected as an extraordinary item in the Condensed Consolidated Statement of Operations for the six-month period ended June 30, 1995.

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

One of the additional significant sources of the Company's funds is dividend distributions from its insurance subsidiaries and UTCs. The insurance subsidiaries and UTCs ability to pay dividends and make distributions is restricted by state regulations. Each state of domicile regulates the extent to which the Company's title underwriters and UTCs can pay dividends or make other distributions to the Company.

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

Part II:          OTHER INFORMATION

         Item 4.  Submission of Matters to Vote of Security Holders

                  On June 17, 1996, the Company held its Annual Meeting of Stockholders pursuant to a Notice and Proxy Statement dated May 13, 1996. At the meeting, stockholders approved by a vote of 10,394,218 for, 297,408 against, with 84,050 abstaining, an amendment to the Company's 1991 Employee Stock Option Plan (the"Plan") providing for an anti-dilution clause in the Plan in the event of a change in the outstanding shares of the Company by corporate action; elected William P. Foley, II (10,602,188 for and 173,489 withheld), Frank P. Willey (10,550,465 for and 225,212 withheld) and Daniel D. (Ron) Lane (10,601,111 for and 174,566 withheld) as Directors recommended by management.

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                  Exhibit 11 Computation of Primary and Fully Diluted Earnings Per Share

                  Exhibit 27 Financial Data Schedule

                  (b)      Reports on Form 8-K:

                  Current Report on Form 8-K/A, dated April 1, 1996, relating to Fidelity National Financial, Inc.'s acquisition of Nations Title Inc. and subsidiaries, including Nations Title Inc. Consolidated Financial Statements as of and for the year ended December 31, 1995 and Pro Forma Combined Financial Data.