Form 10-Q
period 1996-09-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1996-11-14
CIK 809398

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


                    For the Quarter Ended September 30, 1996


                         Commission File Number 1-9396



                       FIDELITY NATIONAL FINANCIAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                            86-0498599
-------------------------------------------------------------------------------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)         Identification Number)


  17911 Von Karman Avenue, Irvine, California           92614
-------------------------------------------------------------------------------
   (Address of principal executive offices)           (Zip Code)


                               (714) 622-5000
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                           YES  (X)       NO  ( )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       $.0001 par value common 12,497,060 shares as of November 11, 1996

      Exhibit Index appears on page 10 of 11 sequentially numbered pages.

                                   FORM 10-Q

                                QUARTERLY REPORT

                        Quarter Ended September 30, 1996

                               TABLE OF CONTENTS
                               -----------------


                                                                   Page Number
                                                                   -----------
Part I:  FINANCIAL INFORMATION

 Item 1.  Condensed Consolidated Financial Statements

          A.  Condensed Consolidated Balance Sheets as of
              September 30, 1996 and December 31, 1995                  3

          B.  Condensed Consolidated Statements of Earnings
              for the three-month and nine-month periods ended
              September 30, 1996 and 1995                               4

          C.  Condensed Consolidated Statements of Cash Flows
              for the nine-month periods ended
              September 30, 1996 and 1995                               5

          D.  Notes to Condensed Consolidated Financial Statements      7

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8

Part II:  OTHER INFORMATION

 Items 1.-5. of Part II have been omitted because they are not applicable with respect to the current reporting period

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



                         FIDELITY NATIONAL FINANCIAL, INC.
                         ---------------------------------
                                   (Registrant)




By: /s/ CARL A. STRUNK
    -----------------------------
        Carl A. Strunk
        Executive Vice President,
        Chief Financial Officer
        and Treasurer                           Date:  November 11, 1996

Part I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


              FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                   September 30,     December 31,
                                                                                       1996             1995
                                                                                   ------------      -----------
                                                                                   (Unaudited)
                                             ASSETS
Investments:
  Fixed maturities available for sale, at fair value                                 $168,381         $129,236
  Equity securities, at fair value                                                     39,159           31,412
  Other long-term investments, at cost, which approximates fair value                   3,500            2,627
  Short-term investments, at cost, which approximates fair value                          849            8,148
  Investments in real estate and partnerships, net                                     13,168            8,659
                                                                                     --------         --------
      Total investments                                                               225,057          180,082
Cash and cash equivalents                                                              56,007           47,431
Trade receivables, net                                                                 56,065           39,801
Notes receivable, net                                                                  17,038           15,926
Prepaid expenses and other assets                                                      47,790           43,908
Title plants                                                                           52,399           41,725
Property and equipment, net                                                            33,086           33,740
Deferred income tax assets, net                                                         4,328               --
Income taxes receivable                                                                    --            2,450
                                                                                     --------         --------
                                                                                     $491,770         $405,063
                                                                                     ========         ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities                                           $ 52,621         $ 44,549
  Notes payable                                                                       146,659          136,047
  Reserve for claim losses                                                            188,914          146,094
  Deferred income tax liabilities, net                                                     --               33
  Income taxes payable                                                                  4,274               --
                                                                                     --------         --------
                                                                                      392,468          326,723

  Minority interest                                                                       445              393

Stockholders' equity:
  Preferred stock, $.0001 par value; authorized,
   3,000,000 shares; issued and outstanding, none                                          --               --
  Common stock, $.0001 par value; authorized, 55,000,000 shares in 1996 and 1995; issued, 17,485,658 as of September 30, 1996 and
   17,439,263 as of December 31, 1995                                                       2                2
  Additional paid-in capital                                                           58,505           58,098
  Retained earnings                                                                    86,052           70,273
                                                                                     --------         --------
                                                                                      144,559          128,373
  Net unrealized gains on investments                                                   8,481            5,866
  Less treasury stock, 4,992,853 shares as of September 30, 1996
   and 5,168,853 shares as of December 31, 1995, at cost                               54,183           56,292
                                                                                     --------         --------
                                                                                       98,857           77,947
                                                                                     --------         --------
                                                                                     $491,770         $405,063
                                                                                     ========         ========


           See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)



                                                                     Three months ended     Nine months ended
                                                                        September 30,          September 30,
                                                                    -------------------    --------------------
                                                                      1996       1995        1996        1995
                                                                    --------   --------    --------    --------
                                                                        (Unaudited)             (Unaudited)

REVENUE:
  Title insurance premiums                                          $126,757   $ 76,992    $346,543   $202,907
  Escrow fees                                                         16,414     14,349      50,242     35,017
  Other fees and revenue                                              19,824     15,648      56,009     41,676
  Interest and investment income,
   including realized gains and losses                                 3,697      6,482      11,924     12,424
                                                                    --------   --------    --------   --------
                                                                     166,692    113,471     464,718    292,024
                                                                    --------   --------    --------   --------

EXPENSES:
  Personnel costs                                                     52,851     44,978     159,735    119,302
  Other operating expenses                                            38,184     34,306     110,574     88,251
  Agent commissions                                                   53,429     19,124     131,773     59,579
  Provision for claim losses                                           9,273      5,016      25,048     13,643
  Interest expense                                                     2,332      2,216       6,908      6,833
                                                                    --------   --------    --------   --------
                                                                     156,069    105,640     434,038    287,608
                                                                    --------   --------    --------   --------

  Earnings before income taxes
   and extraordinary item                                             10,623      7,831      30,680      4,416
  Income tax expense (benefit)                                         4,306      1,958      12,272        (31)
                                                                    --------   --------    --------   --------
  Earnings before extraordinary item                                   6,317      5,873      18,408      4,447
  Extraordinary item -- loss on early retirement
   of Senior Notes, net of applicable income
   tax benefit of $437                                                    --         --           --      (813)
                                                                    --------   --------    --------   --------
  Net earnings                                                      $  6,317   $  5,873    $ 18,408   $  3,634
                                                                    ========   ========    ========   ========

  Primary earnings per share
   before extraordinary item                                        $    .49   $    .46    $   1.42   $    .34
  Extraordinary item -- loss on early retirement of
   Senior Notes, net of applicable income tax benefit                     --         --          --       (.06)
                                                                    --------   --------    --------   --------

  Primary earnings per share                                        $    .49   $    .46    $   1.42   $    .28
                                                                    ========   ========    ========   ========

  Fully diluted earnings per share                                  $    .42   $    .40    $   1.22   $    .28
                                                                    ========   ========    ========   ========

  Primary weighted average shares outstanding                         13,019     12,748      12,954     13,068
                                                                    ========   ========    ========   ========

  Fully diluted weighted average shares outstanding                   17,015     16,751      16,948     13,068
                                                                    ========   ========    ========   ========

  Cash dividends per share                                          $    .07   $    .06    $    .21   $    .19
                                                                    ========   ========    ========   ========



           See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                 Nine months ended
                                                                                    September 30,
                                                                              ------------------------
                                                                                1996            1995
                                                                              --------        --------
                                                                                    (Unaudited)
Cash flows from operating activities:
  Net earnings                                                               $  18,408        $  3,634
  Reconciliation of net earnings to net cash
   provided by (used in) operating activities:
         Depreciation and amortization                                           8,478           9,825
         Net decrease in reserve for claim losses                               (1,277)         (6,545)
         Provision for possible losses
           on real estate and notes receivable                                     363             295
         Gain on sales of investments                                           (2,600)         (4,011)
         Amortization of LYONs original issue discount
           and debt issuance costs                                               3,899           3,661
         Other                                                                     127            (148)
  Change in assets and liabilities, net of effects
   from acquisition of subsidiaries:
         Net increase in trade receivables                                      (8,740)         (8,388)
         Net (increase) decrease in prepaid expenses
           and other assets                                                      2,573          (7,058)
         Net decrease in accounts payable
           and accrued liabilities                                              (1,788)         (3,074)
         Net increase in income taxes                                            7,294           5,864
                                                                             ---------        --------
Net cash provided by (used in) operating activities                             26,737          (5,945)
                                                                             ---------        --------

Cash flows from investing activities:
  Proceeds from sales of property and equipment                                  1,521           3,243
  Proceeds from sales of title plants                                               --              24
  Proceeds from sales and maturities of investments:
    Held to maturity                                                                --           2,310
    Available for sale                                                         143,627         183,350
  Collections of notes receivable                                                9,353           2,397
  Additions to title plants                                                       (695)         (4,826)
  Additions to property and equipment                                           (8,340)        (13,708)
  Additions to investments:
    Held to maturity                                                                --          (1,941)
    Available for sale                                                        (148,939)        (99,075)
  Additions to notes receivable                                                 (8,225)         (5,393)
  Investments in real estate and partnerships                                     (700)           (100)
  Acquisition of subsidiaries, net of cash acquired                            (10,544)             --
                                                                             ---------        --------
  Net cash provided by (used in) investing activities                          (22,942)         66,281
                                                                             ---------        --------



           See Notes to Condensed Consolidated Financial Statements.
                                  (continued)

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                                 (In thousands)



                                                                                  Nine months ended
                                                                                    September 30,
                                                                              --------------------------
                                                                                1996              1995
                                                                              --------          --------
                                                                                     (Unaudited)
Cash flows from financing activities:
  Borrowings                                                                  $ 10,897          $ 46,284
  Debt service payments                                                         (6,030)          (55,884)
  Reissue (repurchase) of treasury stock                                         2,109           (15,831)
  Dividends paid                                                                (2,602)           (2,701)
  Stock options exercised                                                          407             1,209
                                                                              --------          --------
Net cash provided by (used in) financing activities                              4,781           (26,923)
                                                                              --------          --------

Net increase in cash and cash equivalents                                        8,576            33,413
Cash and cash equivalents at beginning of period                                47,431            34,689
                                                                              --------          --------
Cash and cash equivalents at end of period                                    $ 56,007          $ 68,102
                                                                              ========          ========

Supplemental cash flow information:
  Income taxes paid (refunded)                                                $ 10,493          $ (6,335)
                                                                              ========          ========

  Interest paid                                                               $  3,355          $  4,810
                                                                              ========          ========

Noncash investing and financing activities:
  Dividends declared and unpaid                                               $    888          $    778
                                                                              ========          ========

Acquisition of Nations Title Inc.:
  Assets acquired, net                                                        $ 54,907
  Liabilities assumed                                                          (52,777)
                                                                              --------
  Value of stock issued                                                       $  2,130
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

Note B - Dividends
------------------

On October 8, 1996, the Company's Board of Directors declared a cash dividend of $.07 per share, payable on November 1, 1996, to stockholders of record on October 18, 1996.

Note C - Proposed Acquisition of Giant Group, Ltd.
--------------------------------------------------

In February of 1996, the Company proposed a merger with Giant Group, Ltd. ("Giant"). The Company had purchased 705,489 shares (or 14.8%) of Giant's outstanding common stock. The Company's intent in acquiring Giant was to utilize its liquid assets to take advantage of investment opportunities in non-interest rate sensitive businesses. On April 26, 1996, the parties reached a settlement agreement pursuant to which Giant repurchased its shares from Fidelity. In addition, as part of the settlement, Fidelity acquired 767,807 shares of Rally's Hamburgers, Inc. ("Rally's") stock from Giant for $.83 per share, as well as an option to purchase additional shares of Rally's common stock.

Note D - Acquisitions
---------------------

On April 1, 1996, the Company completed its acquisition of Nations Title Inc. The acquisition positioned Fidelity National Financial, Inc. as the nation's fourth largest title insurance underwriter. Nations Title Inc. and its three wholly-owned underwriting subsidiaries, Nations Title Insurance Company, Nations Title Insurance of New York Inc. and National Title Insurance of New York Inc., expanded the Company's national agency network and increased its market share in the more traditional agency driven states. The Company acquired one hundred percent of the outstanding stock of Nations Title Inc. for an adjusted purchase price of $19.3 million plus 176,000 shares ($2.1 million) of Fidelity National Financial, Inc.'s common stock. This transaction has been accounted for as a purchase.

Selected unaudited pro forma combined results of operations for the nine-month periods ended September 30, 1996 and 1995, assuming the acquisition occurred on January 1, 1996 and 1995, are presented as follows:


                                        1996               1995
                                    ------------       -------------
Total revenue                       $509,447,000       $426,211,000
Earnings before
  extraordinary item                  18,349,000           4,270,000
Net earnings                          18,349,000           3,457,000
Earnings per share                         $1.41                $.26

On April 4, 1996, the Company purchased 17% of the outstanding common stock of National Alliance Marketing Group, Inc. ("National"), a California corporation, for $566,667; together with a warrant to acquire an additional 14% of National common stock. In addition, the Company loaned $1,200,000 to National at closing at a rate of prime plus one percent. Subsequently, the Company agreed to increase the credit facility from $1,200,000 to $1,700,000. In consideration for the increase in the credit facility National agreed to increase the warrant shares which the Company can purchase. If the entire $1,700,000 is borrowed the Company may purchase an additional 34% of the outstanding shares of National. After receiving approval of the transaction from the California Department of Insurance, the transaction closed on July 12, 1996. National is the parent company of Alliance Home Warranty Company, a California insurance company. Alliance sells home warranty plans to buyers of resale homes, primarily in the Central and Southern California markets. A home warranty contract generally promises the repair or replacement of major operating systems and built-in appliances inside a home for a period of one year.

On May 29, 1996, the Company acquired 19.8% of the outstanding common stock of Smith/Norris Corporation ("Smith/Norris"), a California corporation, together with a warrant to acquire an additional 20% of Smith/Norris common stock. Smith/Norris is a privately held software development corporation which focuses on a family of image-enabled records systems including imaging, indexing, reporting, cashiering and accounting software for county and city government departments. As an additional part of the transaction, the Company established a credit facility in an amount up to $2,000,000 to finance future growth.

On November 1, 1996, the Company acquired 80% of the outstanding stock of CRM, Inc. ("CRM") for a purchase price of $3,520,000, payable $1,000,000 in cash and $2,520,000 in Fidelity National Financial, Inc. common stock. CRM provides real estate information services with a heavy concentration in the areas of tax service and flood certification. The Company intends to combine its current tax service business with that of CRM. Under certain circumstances the Company can purchase the remaining 20% of CRM.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Total revenue for the third quarter of 1996 increased 46.9% to $166.7 million from $113.5 million in the third quarter of 1995. Total revenue for the nine-month period ended September 30, 1996 increased 59.1% to $464.7 million from $292.0 for the comparable 1995 period. The increase in the quarter and nine-month revenue amounts can be attributed to favorable order counts and increased closings, both resulting from stability in interest rates, the related positive impact on the real estate market and the Company's expanded presence in the market, including the Company's acquisition of Nations Title Inc., on April 1, 1996.

Interest and investment income decreased 43.1% to $3.7 million in the third quarter of 1996 from $6.5 million in the third quarter of 1995. For the nine-month period ended September 30, 1996, interest and investment income was $11.9 million, a 4.0% decrease from the $12.4 million of interest and investment income earned in the comparable 1995 period. The decrease in interest and investment income earned during the 1996 periods is primarily due to a decrease in net realized gains compared to the same periods in 1995, offset by an increased invested asset base during the 1996 periods. Net realized gains from the sale of investments were $601,000 in the third quarter of 1996 as compared to net realized gains of $3.9 million in the corresponding 1995 period. Net realized gains for the nine-month periods ended September 30, 1996 and 1995 were $2.6 million and $4.0 million, respectively. Included in the third quarter and nine-month results of 1995 is a net realized gain of $3.4 million related to the disposition of the Company's investment in US Facilities Corporation.

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

Personnel costs include both base salaries and commissions paid to employees and are the most significant operating expense incurred by the Company. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue between direct and agency operations. Personnel costs, as a percentage of total revenue, have decreased to 31.7% for the three-month period ended September 30, 1996 from 39.6% for the corresponding period in 1995. Personnel costs as a percentage of total revenue for the nine-month period ended September 30, 1996 have decreased to 34.4% from 40.9% for the corresponding 1995 period.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), escrow losses, courier services, computer services, professional services, general insurance, trade and notes receivable allowances and depreciation. Other operating expenses decreased as a percentage of total revenue to 22.9% in the third quarter of 1996 from 30.2% in the third quarter of 1995. As a percentage of total revenue, other operating expenses for the nine-month period ended September 30, 1996 decreased to 23.8% from 30.2% for the same period in 1995.

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

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 78.7% of agent policy premiums in the third quarter of 1996 compared to 76.7% of agent policy premiums in the third quarter of 1995, and 78.6% and 76.2% of agency premiums for the nine-month periods ended September 30, 1996 and 1995, respectively. The period over period increases in agent commissions as a percentage of agency premiums are attributable to the fact that the average commissions paid to agents acquired in the Nations Title Inc. acquisition exceed those paid to the former agent base. The combination of higher agency commission rates and the significant agency revenue generated by the Nations Title Inc. acquisition have resulted in higher overall commissions as a percentage of agency premiums.

The provision for claim losses includes an estimate of anticipated title claims and major claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on the Company's historical loss experience and other relevant factors. The Company monitors its claims experience on a continual basis and adjusts the provision for claim losses accordingly. Based on recently completed loss development studies, the Company believes that as a result of its underwriting and claims handling practices, as well as the refinancing business of prior years, the Company will maintain a trend of favorable claim loss experience. The Company has provided for claim losses at 7.0% of title insurance premiums prior to the impact of major claim expense, recoupments and premium rates and Company loss experience in the state of Texas. (Premiums are generally higher in Texas for similar coverage than in other states, while loss experience is comparable. As a result, losses as a percentage of premiums are lower.) Application of these factors resulted in a net provision for claim losses as a percentage of premiums of 7.3% and 6.5% for the three-month periods ended September 30, 1996 and 1995, respectively, and 7.2% and 6.7% for the nine-month periods ended September 30, 1996 and 1995, respectively.

Interest expense is incurred by the Company in financing its capital asset purchases and certain acquisitions. Interest expense consists of interest related to the Company's outstanding debt and the amortization of original issue discount and debt issuance costs related to the Liquid Yield Option Notes ("LYONs"). Interest expense of "non-LYONs" debt totaled $1.0 million and $979,000 for the three-month periods ended September 30, 1996 and 1995, respectively; and $3.0 million and $3.2 million for the nine-month periods ended September 30, 1996 and 1995, respectively. The LYONs related component of interest expense amounted to $1.3 million for the third quarter of 1996 and $1.2 million for the third quarter of 1995; and $3.9 million and $3.6 million for the nine-month periods ended September 30, 1996 and 1995, respectively. Although notes payable have increased slightly, interest rates being paid by the Company in 1996 are lower than those paid in 1995 as a result of debt refinancing and decreases in certain rates (i.e., prime rate and LIBOR) to which certain of the interest rates being paid by the Company are indexed.

Income tax expense for the three-month periods ended September 30, 1996 and 1995, as a percentage of earnings before income taxes, was 40.5% and 25.0%, respectively. Income tax expense (benefit) for the nine-month periods ended September 30, 1996 and 1995, as a percentage of earnings before income taxes, including the extraordinary loss on the early retirement of debt in 1995, was 40.0% and (14.8%), respectively. The fluctuations in income tax expense (benefit) can be attributed to the income (loss) mix, operating income versus investment income and the characteristics of investment income, taxable versus tax exempt.

In order to reduce interest expense incurred and interest rates paid, the Company determined that prepayment of the Senior Secured Notes (the "Senior Notes") issued in March 1993 would be in the best interests of the Company. Pursuant to the terms and conditions of the Senior Note Agreement, the Company provided for the Make Whole Provision, as defined, and related expenses in the first quarter of 1995. This prepayment amount of $1.25 million, before related income taxes, has been reflected as an extraordinary item in the Condensed Consolidated Statement of Earnings for the nine-month period ended September 30, 1995.

Liquidity and Capital Resources

The Company's insurance subsidiaries and wholly-owned underwritten title companies (the "UTCs") collect premiums and pay claims and operating expenses. Fluctuations in operating cash flows are primarily the result of increases or decreases in revenue. The insurance subsidiaries also have cash flow sources derived from investment income, repayments of principal and proceeds from sales and maturities of investments and dividends and distributions from subsidiaries. Positive cash flow from the insurance subsidiaries is invested primarily in short term investments, medium term bonds and certain equity securities. Cash, cash equivalents and short term investments held by the Company's insurance subsidiaries and UTCs provide liquidity for projected claims and operating expenses. As a holding company, the Company receives cash from its subsidiaries as reimbursement for operating and other administrative expenses it incurs. The reimbursements are executed within the guidelines of various management agreements between the holding company and its subsidiaries. The Company's cash requirements include debt service, operating expenses, taxes and dividends on its common stock. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds and short term bank borrowings through existing credit facilities.

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


Part II:    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits:

                 Exhibit 11 -- Computation of Primary and Fully Diluted Earnings
                               Per Share

                 Exhibit 27 -- Financial Data Schedule

          (b)    Reports on Form 8-K:

                 None.