Form 10-K
period 1996-12-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1997-03-31
CIK 809398

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           COMMISSION FILE NO. 1-9396

                       FIDELITY NATIONAL FINANCIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     86-0498599
         (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)
    17911 VON KARMAN AVENUE                 92614                     (714) 622-5000
      IRVINE, CALIFORNIA                 (ZIP CODE)           (REGISTRANT'S TELEPHONE NUMBER,
(ADDRESS OF PRINCIPAL EXECUTIVE                                    INCLUDING AREA CODE)
           OFFICES)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                 ON WHICH REGISTERED
          -------------------               ------------------------
Common Stock, $.0001 par value              New York Stock Exchange
Liquid Yield Option Notes, due 2009,
  zero coupon, convertible subordinated     New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     As of March 25, 1997, 13,921,556 shares of Common Stock ($.0001 par value) were outstanding, and the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $125,516,000. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date.

     LOCATION OF EXHIBIT INDEX: The index to exhibits is contained in Part IV herein on page number 57.

     The information in Part III hereof is incorporated herein by reference to the Registrant's Proxy Statement on Schedule 14A for the fiscal year ended December 31, 1996, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

================================================================================

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                                      PAGE NO.
                                                                                      --------
PART I
Item 1     Business.................................................................      1
Item 2     Properties...............................................................     10
Item 3     Legal Proceedings........................................................     10
Item 4     Submission of Matters to a Vote of Security Holders......................     10
PART II
Item 5     Market for Registrant's Common Stock and Related Stockholder Matters.....     11
Item 6     Selected Financial Data..................................................     12
Item 7     Management's Discussion and Analysis of Financial Condition and Results
           of Operations............................................................     15
Item 8     Financial Statements and Supplementary Data..............................     25
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure...............................................................     57
PART III
Item 10    Directors and Executive Officers of the Registrant.......................     57
Item 11    Executive Compensation...................................................     57
Item 12    Security Ownership of Certain Beneficial Owners and Management...........     57
Item 13    Certain Relationships and Related Transactions...........................     57
PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K..........     57

                                     PART I

ITEM 1.  BUSINESS

     Fidelity National Financial, Inc., through its principal subsidiaries (collectively, the "Company"), is one of the largest national underwriters engaged in the business of issuing title Insurance policies and performing other title-related services such as escrow, collection and trust activities, real estate information and technology services, trustee sale guarantees, foreclosure publishing and posting services and exchange intermediary services in connection with real estate transactions. Title insurance services are provided through the Company's direct operations and otherwise through independent title insurance agents who issue title policies on behalf of the underwriting subsidiaries. Title insurance is generally accepted as the most efficient means of determining title to, and the priority of interests in, real estate in nearly all parts of the United States. Today, virtually all real property mortgage lenders require their borrowers to obtain a title insurance policy at the time a mortgage loan is made or to allow the sale of loans in the secondary market.

     The Company's principal subsidiaries consist of Fidelity National Title Insurance Company ("Fidelity Title"), which, in turn, is the parent company of Fidelity National Title Insurance Company of California ("Fidelity California"), Fidelity National Title Insurance Company of Tennessee ("Fidelity Tennessee") and Nations Title Insurance Company ("Nations Title"); Fidelity National Title Insurance Company of Pennsylvania ("Fidelity Pennsylvania"), which, in turn, was the parent company of American Title Insurance Company ("ATIC"), which was merged into Fidelity Pennsylvania as of November 21, 1996; Fidelity National Title Insurance Company of New York ("Fidelity New York"), which, in turn, is the parent company of Nations Title Insurance of New York Inc. ("Nations New York") and National Title Insurance of New York Inc. ("National") (collectively, the "Insurance Subsidiaries"); and its wholly-owned underwritten title companies (collectively, the "UTCs").

     Nations Title Insurance Company, Nations Title Insurance of New York Inc. and National Title Insurance of New York Inc. were acquired, along with Nations Title Inc. ("NTI," collectively, "Nations Title Inc.") in a transaction which closed on April 1, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" and Note B of Notes to Consolidated Financial Statements.

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

          (ii)Sales personnel note the specifics of the order and place a request with the title department for a preliminary report (a commitment in the eastern United States).

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

          (v) Once the transaction is closed and all monies have been released, the title underwriter issues the policies (a) to the owner and the lender on a new home sale or resale transaction or (b) to the lender only, on a refinance transaction.

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

     Economic Factors Affecting Industry. Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases. Other factors affecting real estate activity include demand, mortgage interest rates, family income levels and general economic conditions. While the level of sales activity was relatively depressed in certain geographical areas during the period 1991 through mid-1993, lower mortgage interest rates beginning in the latter part of 1991 triggered an increase in refinancing activity which continued at record levels through 1993 and into the first quarter of 1994. During 1994 and early 1995, steady interest rate increases caused by actions taken by the Federal Reserve Board, resulted in a significant decline in refinancing transactions and a stagnation in residential resales and new home sales. Since late 1995, decreases in mortgage interest rates and the resulting improvement in the real estate market have had a favorable effect on the level of real estate activity, including refinancing transactions, new home sales and resales. It is impossible to predict in what future direction interest rates and the real estate market may move or fluctuate.

TITLE INSURANCE OPERATIONS

     The Insurance Subsidiaries are currently licensed to issue title insurance policies through direct operations and independent agents in all states (with the exception of Iowa) and the District of Columbia, the Bahamas, the Virgin Islands and Puerto Rico.

     The Company maintains direct operations in Arizona, California, Florida, Hawaii, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Oregon, Pennsylvania, Tennessee, Texas and Washington. Direct operations are divided into approximately 80 branches consisting of more than 330 offices. Each branch processes title insurance transactions within its geographical area, which is usually a county boundary. Each branch is operated as a separate profit center.

     The Company also transacts title insurance business through a network of approximately 2,000 agents, primarily in those areas in which agents are the more accepted title insurance provider.

     The following table sets forth for the years 1996, 1995 and 1994, respectively, the approximate dollars and percentages of title insurance premium revenue by state according to records maintained by the Company:

                                                    YEARS ENDED DECEMBER 31,
                                ----------------------------------------------------------------
                                       1996                   1995                   1994
                                ------------------     ------------------     ------------------
                                 AMOUNT        %        AMOUNT        %        AMOUNT        %
                                --------     -----     --------     -----     --------     -----
                                (DOLLARS IN THOUSANDS)
    California................  $183,108      38.5%    $124,407      43.6%    $139,946      37.9%
    New York..................    45,938       9.7       17,436       6.1       26,683       7.2
    Texas.....................    42,122       8.9       28,761      10.1       39,368      10.7
    Florida...................    25,444       5.3       16,141       5.7       24,786       6.7
    Pennsylvania..............    25,441       5.3       13,751       4.8       20,326       5.5
    Arizona...................    23,865       5.0       15,462       5.4       17,125       4.6
    All others................   130,043      27.3       69,594      24.3      101,041      27.4
                                --------     -----     --------     -----     --------     -----
              Totals..........  $475,961     100.0%    $285,552     100.0%    $369,275     100.0%
                                ========     =====     ========     =====     ========     =====

     For the entire title insurance industry, 12 states accounted for 72.0% of title premiums written in the United States in 1995. California represented the single largest state with 17.8%. The Company is licensed and has operations in all 12 of these states.

     Marketing. The Company attempts to increase the volume of its title insurance business primarily through customer solicitation by sales personnel. The Company actively encourages its personnel to develop new business relationships with persons in the real estate community, such as real estate sales agents and brokers, financial institutions, independent escrow companies and title agents, real estate developers, mortgage brokers and attorneys. The Company's marketing efforts are also assisted by general advertising. The Company believes customer service is the most important factor in attracting and retaining customers and measures customer service in terms of quality and timeliness in the delivery of services.

     Direct and Agency Operations. Preliminary title reports and commitments to issue policies are prepared by title underwriters or wholly-owned underwritten title companies (direct operations) or by independent agents on behalf of the underwriters (agency operations). The terms and conditions upon which the real property will be insured are determined in accordance with the underwriting standards, policies and procedures of the title underwriter. In direct operations, the title underwriter issues the title insurance policy and retains the entire premium paid in connection with the transaction. In agency operations, the search and examination function is performed by an independent agent. The majority of the title premium collected is retained by the agent with the balance remitted to the title underwriter. Independent agents may select among several title underwriters based upon the amount of the premium "split" offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Expenses and Recent Developments."

     Prior to the acquisition of the Nations group of companies, which was completed on April 1, 1996, the Company generated the majority of its revenue from its network of direct operations as opposed to agency relationships, the latter being more common in the title industry. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview and Recent Developments." The Company's direct operations generate higher margins than agency operations because the Company retains the entire premium from each transaction instead of paying commissions to agents and claim losses are less than in agency based operations because the Company controls the issuance of the title policy. Direct operations also provide additional sources of income, such as escrow, document preparation fees, reconveyance fees, real estate information and technology fees, trustee sale guarantee fees, foreclosure publishing and posting fees and exchange intermediary fees.

     In 1996, 49.8% of the Company's title insurance premiums were generated by direct operations. In 1995 and 1994, 62.1% and 53.2%, respectively, of title insurance premiums were generated by direct operations. The percentage of title insurance premiums generated by agency operations was 50.2%, 37.9% and 46.8% in 1996, 1995 and 1994, respectively. The average percentage of premiums generated by agents and retained by the Company was 21.3%, 23.7% and 23.2% in 1996, 1995, and 1994, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Overview, Revenue and Expenses."

     The relationship between the Company and each agent is governed by an agency agreement which states the conditions under which the agent is authorized to issue a title insurance policy on behalf of the Company. The agency agreement also prescribes the circumstances under which the agent may be liable to the Company if a policy loss is attributable to errors made by the agent. The agency agreement typically is terminable upon 30 days' notice or immediately for cause. In determining whether to engage or retain an independent agent the Company considers the agent's experience, financial condition and loss history. Loss history is an important consideration in the Company's decision to initiate or continue agency relationships. The Company maintains financial and loss experience records for each agent and conducts periodic audits of its agents.

     On April 1, 1996, the Company completed its acquisition of one hundred percent of Nations Title Inc. and its wholly-owned subsidiaries Nations Title Insurance Company, Nations Title Insurance of New York Inc. and National Title Insurance of New York Inc., from Nations Holding Group for an adjusted purchase price of $19.3 million plus 193,600 shares, $2.1 million, of Fidelity National Financial, Inc.'s Common Stock. The acquisition positioned the Company as the nation's fourth largest title insurance underwriter. The Company believes that the combination of its direct operations and Nations Title Inc.'s strong agency network provides a balance to the Company's title premium revenue between direct and agency, as well as a hedge against future market downturns. The acquisition of Nations Title Inc. has also increased the Company's revenue and positively impacted its balance sheet and margins due to the operating economies of the combined companies. The acquisition has also increased market share in areas where the Company has had a limited presence, particularly in those areas where business is primarily agent driven, as well as in states where the Company has a strong market position. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview, Revenue and Recent Developments."

     Escrow, Trust and Other Title-Related Services. The Company holds funds and documents in real estate transactions for delivery upon closing pursuant to the instructions of the respective parties to an escrow. The Company derives revenue from other ancillary services generated from direct operations, such as document preparation fees, reconveyance fees, recording fees, real estate information and technology fees, trustee sale guarantee fees, foreclosure publishing and posting fees and other title-related fees. In a few cases, the Company leases its title plants to independent agents for their examination of title records for a rental or usage fee.

     Title Losses and Reserves. The Company believes that the level of risk undertaken pursuant to its underwriting standards is consistent with that of the industry. The maximum amount of liability under a title insurance policy is usually the face amount of the policy plus the cost of defending the insured's title against an adverse claim. The Company's reserve for claim losses includes known claims as well as losses the Company expects to incur, net of recoupments. Each known claim is reserved for on the basis of a review by the Company as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims which are incurred but not reported are provided for at the time premium revenue is recognized based on historical loss experience and other factors, including industry averages, claim loss history, legal environment, geographic considerations and types of policies written. Claims greater than $500,000 ("major claims") are reserved for as they become known because the unique circumstances surrounding most major claims make it inherently impractical to predict the incidence and amount of such claims. The occurrence of a significant major claim in any given period could have a material adverse effect on the Company's financial condition and results of operations for such period. See "Reinsurance." Escrow losses are expensed as they become known.

     If a loss is related to a policy issued by an independent agent, the Company may proceed against the independent agent pursuant to the terms of the agency agreement. In any event, the Company may proceed against third parties who are responsible for any loss sustained under the title insurance policy under rights of subrogation.

     The Company believes that its quality controls and continued focus on residential resale and refinance transactions have helped minimize the net title claims paid as a percentage of title insurance premiums ("net claims paid ratio"). The Company further reduces its losses by following aggressive recoupment procedures under rights of subrogation or warranties and by carefully reviewing all claims. The Company paid title claims, net of recoupments, of approximately $37.3 million, $26.2 million and $23.3 million in 1996, 1995 and 1994, respectively, representing 7.8%, 9.2% and 6.3% of title insurance premium revenue during such periods. 1996 net claims paid include Nations Title Inc. claims paid since April 1, 1996, totalling $9.3 million. Fluctuations in the net claims paid ratio can be attributed to the development of claims and related payments over time. As payments related to prior years are made, particularly prior years in which premium volume was at higher levels than those generated in the current market, the net claims paid ratio increases as a simple percentage. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Expenses." There can be no assurance that the Company's current paid loss experience will continue at these levels.

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

     The Company generally pays losses in cash. In some instances claims are settled by purchasing the interest of the insured in the real property or the interest of the adverse claimant. Such interests are generally recorded as an asset on the Company's books at the lower of cost or fair value less selling costs and any related indebtedness is carried as a liability. At December 31, 1996, the amount of these interests was $10.2 million.

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

     Regulation. Title insurance companies, including underwriters, underwritten title companies and independent agents, are subject to extensive regulation under applicable state laws. Each insurance underwriter is usually subject to a holding company act in its state of domicile which regulates, among other matters, the ability to pay dividends and investment policies. The laws of most states in which the Company transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting principles, financial practices, establishing reserve and capital and surplus requirements, defining suitable investments for reserves, capital and surplus and approving rate schedules. The Company has analyzed its current Insurance Subsidiary structure and the regulatory environments of the various states of domicile of the Insurance Subsidiaries. Based on this analysis the Company has implemented a program to merge certain of its Insurance Subsidiaries, ultimately resulting in two Insurance Subsidiaries as opposed to the current eight. ATIC was merged into Fidelity Pennsylvania effective November 21, 1996 and Fidelity Title was redomesticated to California effective December 31, 1996.

     Pursuant to statutory accounting requirements of the various states in which the Insurance Subsidiaries are qualified, they must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined on a quarterly basis by statutory formula based upon either the age and dollar amount of policy liabilities underwritten or the age and dollar amount of statutory premiums written. As of December 31, 1996, the combined statutory unearned premium reserve required and reported for the Insurance Subsidiaries was $173.5 million.

     The Insurance Subsidiaries are regulated by the insurance commissioners of their respective states of domicile. Regulatory examinations usually occur at three year intervals. Examinations are currently in progress for Fidelity Pennsylvania (1995), Fidelity Tennessee (1995), ATIC (1994) and Nations Title (1995 and 1996). Examinations have been completed for Fidelity Title and Fidelity California as of and for the three-year period ended December 31, 1993.

     The Department of Commerce and Insurance of the State of Tennessee has completed the field portion of their triennial examination of Fidelity Tennessee as of and for the three-year period ended December 31, 1995. The Company has recently received a preliminary report of examination. The preliminary report, as forwarded to the Company by the Department of Commerce and Insurance of the State of Tennessee, indicates that the examiners are proposing certain immaterial adjustments. These adjustments have previously been included in the 1995 Fidelity Tennessee Statutory Annual Statement as amended and filed with insurance regulatory authorities.

     The Department of Insurance of the State of Florida has completed the field portion of their triennial examination of ATIC, which was merged into Fidelity Pennsylvania as of November 21, 1996, as of and for the three-year period ended December 31, 1994. The Company has received a preliminary report of examination. The preliminary report, as forwarded to the Company by the Department of Insurance of the State of Florida, indicates that the examiners are proposing adjustments that could materially impact the statutory capital and surplus of ATIC, ultimately Fidelity Pennsylvania. Certain of these adjustments have not been included in the 1996 Fidelity Pennsylvania Statutory Annual Statement as filed with insurance regulatory authorities as the Company does not agree with these findings and has requested support for the examination report. These same adjustments have not been considered in the calculation of dividend capability, statutory surplus and statutory income (loss) reported below.

     The Kansas Department of Insurance has completed a triennial examination of Nations Title as of and for the two-year period ended December 31, 1995 and is currently performing an examination as of and for the year ended December 31, 1996. The Company received a report of examination as of and for the two-year period ended December 31, 1995. The report, as forwarded to the Company by the Kansas Department of Insurance, indicates that the examiners are proposing adjustments that materially impact the statutory capital and surplus of Nations Title. These adjustments have been included in the 1996 Statutory Annual Statement as filed with insurance regulatory authorities and have been considered in the calculation of dividend capability, statutory surplus and statutory income (loss) reported below. Further, Nations Title has recently entered into a voluntary consent order with the Kansas Department of Insurance agreeing to cease writing all new insurance business and to certain other conditions and restrictions. This is consistent with the Company's intent in acquiring Nations Title, which was to have all policies which formerly would have been issued by Nations Title issued by one of the Fidelity National Insurance Subsidiaries.

     Statutorily calculated net worth determines the maximum insurable amount under any single title insurance policy. As of January 1, 1997, the statutory single policy maximum insurable amounts for Fidelity Title, Fidelity Pennsylvania and Fidelity New York were $25.3 million, $30.5 million and $28.6 million, respectively. There are no statutory single risk limits prescribed for Fidelity California or Fidelity Tennessee. The statutory single risk limits for Nations Title, Nations New York and National are $2.4 million, $28.6 million and $7.3 million, respectively. Upon acquisition, the Company took action to have Nations Title business, as well as certain Nations New York and National business, written by Fidelity National Insurance Subsidiaries.

     The Insurance Subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. In the case of Fidelity Title and Fidelity Pennsylvania, the total amount of dividends made in any twelve-month period may not exceed the greater of 10% of the surplus as regards policyholders as of the last day of the preceding year or net income for the twelve-month period ending the last day of the preceding year. In the case of Fidelity New York, the total amount of dividends and distributions is limited to surplus as regards policyholders, excluding capital stock, less fifty percent of statutory premium reserve as of the last day of the preceding year and capital contributions received in the latest five-year period. As of January 1, 1997, Fidelity Title could pay dividends or make other distributions to the Company of $5,621,000. Fidelity Pennsylvania and Fidelity New York do not have any dividend paying capability as of January 1, 1997.

     The combined statutory capital and surplus of the Insurance Subsidiaries was $77,125,000, $67,525,000 and $90,153,000 as of December 31, 1996, 1995 and
1994, respectively. The December 31, 1996, combined capital and surplus includes $11,189,000 of restricted surplus resulting from the aggregate excess of loss reinsurance transaction entered effective December 31, 1996. The Company has submitted the aggregate excess of loss reinsurance contract to the appropriate Departments of Insurance for approval. See Note A of Notes to Consolidated Financial Statements. The combined statutory income (loss) of the Insurance Subsidiaries was $17,451,000, $(1,533,000) and $6,664,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Combined statutory income for the year ended December 31, 1996, also includes a reinsurance gain of $11,189,000 related to the aggregate excess of loss reinsurance transaction. These amounts do not include certain of the proposed ATIC examination adjustments previously discussed.

     As a condition to continued authority to underwrite policies in the states in which the Insurance Subsidiaries conduct their business, the Insurance Subsidiaries are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, the Company's escrow and trust business is subject to regulation by various state banking authorities.

     Pursuant to statutory requirements of the various states in which the Insurance Subsidiaries are domiciled, they must maintain certain levels of minimum capital and surplus. Each of the Company's title underwriters have complied with the minimum statutory requirements as of December 31, 1996. See Note K of Notes to Consolidated Financial Statements.

     In April 1996, the National Association of Insurance Commissioners ("NAIC") published the Title Insurers Model Act (the "Act"). The purpose of the Act is to provide guidance to the state insurance regulatory agencies relative to the effective regulation and supervision of the title insurance industry and title insurers. The Act addresses aspects of the title insurance industry from corporate structure and financial and accounting information to market conduct and legal standards. Certain provisions of the Act will be phased in over a multi-year period. The Company has not determined the impact, if any, of the Act on the financial condition or operations of the Insurance Subsidiaries.

     The UTCs are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth and dividend capability. Minimum net worth of $7.5 million and $2.5 million is required for Fidelity National Title Company ("FNTC") and Fidelity National Title Company of California

("FNCAL), respectively. In addition, the Company has agreed to notify the State of California Department of Insurance of dividend payments by FNTC and FNCAL greater than 30% of earnings before income taxes through 1998. See Note B of Notes to Consolidated Financial Statements.

RATINGS

     The Insurance Subsidiaries are regularly assigned ratings by independent agencies designed to indicate their financial condition and/or claims paying ability. Financial data and other information is supplied to the rating agencies and subjected to quantitative and qualitative analyses from which the ratings were derived. Ratings of the Company's principal Insurance Subsidiaries, as assigned by Demotech, Inc. during 1996, are listed below.

                                                                           DEMOTECH, INC.
                                                                        (FINANCIAL STABILITY
                                                                               RATING)
                                                                     ---------------------------
    Fidelity Title.................................................        A = Exceptional
    Fidelity Pennsylvania..........................................        A = Exceptional
    Fidelity New York..............................................        A = Exceptional

INVESTMENT POLICIES AND INVESTMENT PORTFOLIO

     The Company's investment policy is designed to maintain a high quality portfolio, maximize income, minimize interest rate risk and match the duration of the portfolio to the Company's liabilities. Most of the Company's investment assets qualify as "admitted assets" and for purposes of capital and surplus and unearned premium reserves as prescribed by various state insurance regulations. These investments are restricted by the state insurance regulations of their domiciliary states and are limited primarily to cash and cash equivalents, federal and municipal governmental securities, mortgage loans, certain investment grade debt securities, equity securities and real estate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     As of December 31, 1996 and 1995, the carrying amount, which is equal to the fair value, of total investments was $227.7 million and $180.1 million, respectively.

     It is the practice of the Company to purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities and equity securities. The securities in the Company's portfolio are subject to economic conditions and normal market risks and uncertainties.

     The following table sets forth certain information regarding the investment ratings of the Company's fixed maturity portfolio at December 31, 1996 and 1995:

                                                         DECEMBER 31,
                     -------------------------------------------------------------------------------------
                                       1996                                        1995
                     -----------------------------------------   -----------------------------------------
                     AMORTIZED     %         FAIR        %       AMORTIZED     %         FAIR        %
      RATINGS(1)       COST     OF TOTAL    VALUE     OF TOTAL    VALUE     OF TOTAL    VALUE     OF TOTAL
    ---------------  --------   --------   --------   --------   --------   --------   --------   --------
                                                    (DOLLARS IN THOUSANDS)
    AAA............  $110,718      66.0%   $109,956      66.1%   $ 86,604      68.1%   $ 87,577      67.8%
    AA.............    10,485       6.3      10,572       6.3       7,753       6.1       7,963       6.1
    A..............    40,587      24.2      40,007      24.1      30,849      24.2      31,623      24.5
    Other..........     5,822       3.5       5,794       3.5       2,058       1.6       2,073       1.6
                     --------     -----    --------     -----    --------     -----    --------     -----
           Total...  $167,612     100.0%   $166,329     100.0%   $127,264     100.0%   $129,236     100.0%
                     ========     =====    ========     =====    ========     =====    ========     =====

---------------
(1) Ratings as assigned by Standard & Poor's Corporation

     The following table sets forth certain information regarding the Company's fixed maturity securities at December 31, 1996. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturity securities with an amortized cost of $41,495,000 and a fair value of $41,280,000 were callable at December 31, 1996:

                                                 AMORTIZED       %           FAIR          %
                     MATURITY                      COST       OF TOTAL      VALUE       OF TOTAL
    -------------------------------------------  --------     --------     --------     --------
                                                             (DOLLARS IN THOUSANDS)
    One year or less...........................  $  2,255         1.3%     $  2,263         1.3%
    After one year through five years..........    79,731        47.6        79,434        47.8
    After five years through ten years.........    59,821        35.7        59,186        35.6
    After ten years............................    25,805        15.4        25,446        15.3
                                                 --------       -----      --------       -----
              Total............................  $167,612       100.0%     $166,329       100.0%
                                                 ========       =====      ========       =====

     Equity securities at December 31, 1996 and 1995 consist of investments in various industry groups as follows:

                                                         1996                    1995
                                                  -------------------     -------------------
                                                               FAIR                    FAIR
                                                   COST        VALUE       COST        VALUE
                                                  -------     -------     -------     -------
                                                            (DOLLARS IN THOUSANDS)
    Banks, trust and insurance companies........  $   800     $   863     $12,038     $13,071
    Industrial, miscellaneous and all other.....   20,589      42,715      12,430      18,341
                                                  -------     -------     -------     -------
              Total.............................  $21,389     $43,578     $24,468     $31,412
                                                  =======     =======     =======     =======

     The Company's investment results for the years ended December 31, 1996, 1995, and 1994 were as follows:

                                                                    DECEMBER 31,
                                                         ----------------------------------
                                                           1996         1995         1994
                                                         --------     --------     --------
                                                               (DOLLARS IN THOUSANDS)
    Net investment income(1)(2)........................  $ 15,742     $ 15,014     $ 20,269
    Average invested assets(1).........................   266,480      233,831      303,615
    Effective return on average invested assets(1).....       5.9%         6.4%         6.7%

---------------
(1) Excludes investments in real estate.

(2) Net investment income as reported in the Consolidated Statements of Earnings has been adjusted to provide the tax equivalent yield on tax exempt investments and to exclude realized capital gains and losses on the sale of investments. Realized capital gains (losses) totalled $2,625,000, $5,213,000 and $(3,086,000) in 1996, 1995 and 1994, respectively.

REAL ESTATE AND PROPERTY MANAGEMENT OPERATIONS

     The Company, principally through Manchester Development Corporation ("Manchester"), currently doing business as Orion Realty Group, a wholly-owned subsidiary, previously invested in various real estate projects directly and through partnerships. Some of these partnerships involve related parties. See Notes D, E and N of Notes to Consolidated Financial Statements. Manchester currently assists in the identification and leasing of space for operating purposes and manages property owned by the Company. The Company's investments in real estate and partnerships represented approximately 2.1% of the Company's assets at December 31, 1996.

EMPLOYEES

     As of December 31, 1996, the Company had approximately 4,500 full-time equivalent employees. The Company believes that its relations with employees are generally good.

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

     As of December 31, 1996, the Company leased office and storage spaces as follows:

                                                                                NUMBER OF
                                                                                LOCATIONS
                                                                                ---------
    California................................................................     196
    Florida...................................................................      35
    Arizona...................................................................      31
    Texas.....................................................................      27
    Oregon....................................................................      16
    New York and New Jersey...................................................       8
    New Mexico and Pennsylvania...............................................       6
    Michigan, North Carolina, Nevada and Washington...........................       5
    Connecticut, Hawaii and Tennessee.........................................       2
    One each in: Colorado, Georgia, Indiana, Massachusetts, Maryland,
      Minnesota, Missouri, Ohio, Kansas, Rhode Island, Utah, Virginia and
      Wisconsin

See Note J of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages.

     In October 1992, Fidelity California filed an action for declaratory relief in U.S. District Court (Eastern District-Fresno, California) to determine its obligations and liabilities, if any, under a certain title insurance policy issued to National Westminster Bank U.S.A. ("NatWest") (Fidelity National Title Insurance Company of California v. National Westminster Bank U.S.A. and related counterclaim). NatWest filed a counterclaim for damages and certain equitable relief seeking compensatory damages of approximately $7,732,000, punitive damages in an unspecified amount, attorneys' fees, interest and costs. The Company has a reinsurance agreement in place that will reimburse the Company for all amounts paid in excess of $2.0 million. Fidelity California previously recorded a claim loss reserve related to this matter in the Consolidated Financial Statements. The primary issues concern whether Fidelity California's policy insured the priority of NatWest's deed of trust over certain mechanics' lien claims and, whether Fidelity California had an obligation to defend and indemnify NatWest against an action by a mechanic's lien claimant to enforce its claim of lien. As part of a counterclaim lawsuit, NatWest has added allegations of breach of the covenant of good faith and fair dealing. Fidelity California believes that the policy and endorsements issued to the insured exclude coverage for mechanics' liens. In September 1994, a three week trial was concluded. In April 1996, the U.S. District Court ruled in favor of Fidelity California on all counts. Thereafter, NatWest filed an appeal to the Ninth Circuit Court of Appeals. Appellate briefs are in the process of preparation and filing. No ruling has been received from the appellate court. Management believes that the ruling will not have a material adverse effect on Fidelity National Title Insurance Company of California or the Company.

     Management believes that no other actions depart from customary litigation incidental to the business of the Company and that resolution of all such litigation will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of 1996.

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

                                                                                                DIVIDENDS
                                                                   HIGH           LOW           DECLARED
                                                                   -----         -----          ---------
    Year ended December 31, 1996
      First quarter............................................    $16 9/64      $13 1/64        $.064
      Second quarter...........................................     14 13/64      11 23/64        .064
      Third quarter............................................     14 21/32      12 25/64        .064
      Fourth quarter...........................................     15 3/8        13 55/64        .070
    Year ended December 31, 1995
      First quarter............................................      9 7/16        8 19/64        .058
      Second quarter...........................................     12 25/64       8 13/32        .058
      Third quarter............................................     12 17/64       9 57/64        .058
      Fourth quarter...........................................     15 11/32      10 51/64        .064

     On March 25, 1997, the last reported sale price of the Common Stock on the New York Stock Exchange Composite Tape was $12.125 per share. As of March 25, 1997, the Company had approximately 900 stockholders of record.

     Dividend Policy and Restrictions On Dividend Payments. Since the last quarter of 1987, the Company has consistently paid cash dividends on a quarterly basis, which payments have been made at the discretion of the Company's Board of Directors. On March 25, 1997, the Company's Board of Directors declared a cash dividend of $.07 per share which will be payable on May 2, 1997 to stockholders of record on April 11, 1997. The continued payment of dividends will depend upon operating results, business requirements, contractual restrictions, regulatory considerations and other factors. The Company anticipates the continued payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and
"Business -- Regulation."

     Contractual Restrictions on Dividend Payments. The Company's ability to pay dividends on its Common Stock and make certain payments is restricted by provisions contained in the Company's Credit Agreement dated as of September 21, 1995, as amended. The maximum amount available to pay dividends and make such payments is $15,640,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." See Note G of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

     The historical operating results data, per share data and balance sheet data set forth below are derived from the Consolidated Financial Statements of the Company. Per share data has been retroactively adjusted for stock dividends and splits since the Company's inception. The Consolidated Financial Statements for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 have been audited by KPMG Peat Marwick LLP, independent certified public accountants. Audited Consolidated Balance Sheets at December 31, 1996 and 1995 and Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows for the years ended December 31, 1996, 1995, and 1994, and Notes thereto are included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                           YEARS ENDED
                                                                -----------------------------------------------------------------
                                                                                          DECEMBER 31,
                                                                -----------------------------------------------------------------
                                                                     1996            1995        1994        1993         1992
                                                                ---------------    --------    --------    --------    ----------
                                                                (1)(2)(3)(6)(7)    (1)(2)(3)   (1)(2)(3)   (1)(2)(3)     (1)(3)
                                                                ---------------    --------    --------    --------    ----------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA)
                                                                                                                       (RESTATED)
OPERATING RESULTS DATA:
  Revenue:
    Title insurance premiums..................................     $ 475,961       $285,552    $369,275    $429,772     $288,646
    Escrow fees...............................................        66,927         49,723      52,260      69,982       56,038
    Other fees and revenue....................................        76,333         56,954      59,351      60,958       43,285
    Interest and investment income, including realized gains
      (losses)................................................        17,692         17,616      11,918      14,671        4,308
                                                                    --------       --------    --------    --------     --------
                                                                     636,913        409,845     492,804     575,383      392,277
                                                                    --------       --------    --------    --------     --------
  Expenses:
    Personnel costs...........................................       211,668        165,514     181,953     196,470      146,609
    Other operating expenses..................................       154,043        123,888     129,367     135,925      103,809
    Agent commissions.........................................       187,901         82,713     132,713     147,427       82,217
    Provision for claim losses................................        33,302         19,031      27,838      39,220       31,894
    Interest expense..........................................         9,446          9,239       8,594       2,587        1,458
    Minority interest expense.................................            --             --          --       1,200          629
                                                                    --------       --------    --------    --------     --------
                                                                     596,360        400,385     480,465     522,829      366,616
                                                                    --------       --------    --------    --------     --------
  Earnings before income taxes and extraordinary item.........        40,553          9,460      12,339      52,554       25,661
  Income tax expense..........................................        16,216          1,828       2,594      16,259        8,367
                                                                    --------       --------    --------    --------     --------
  Earnings before extraordinary item..........................        24,337          7,632       9,745      36,295       17,294
  Extraordinary item, net of income taxes(4)(5)...............            --          (813)       2,400          --           --
                                                                    --------       --------    --------    --------     --------
        Net earnings..........................................     $  24,337       $  6,819    $ 12,145    $ 36,295     $ 17,294
                                                                    ========       ========    ========    ========     ========
PER SHARE DATA:
  Earnings per share before extraordinary item................     $    1.71       $    .53    $    .54    $   1.96     $   1.07
  Extraordinary gain (loss), net of income taxes..............            --          (.05)         .13          --           --
                                                                    --------       --------    --------    --------     --------
        Net earnings per share, primary basis.................     $    1.71       $    .48    $    .67    $   1.96     $   1.07
                                                                    ========       ========    ========    ========     ========
  Dividends per share.........................................     $     .26       $    .23    $    .23    $    .20     $    .15
  Weighted average shares outstanding, primary basis (000s)...        14,265         14,267      18,124      18,514       16,089
OTHER DATA:
  Direct operations market share(8)...........................          21.0%          20.3%       20.6%       18.3%        16.8%
  Orders closed by direct operations..........................       394,000        302,000     335,000     464,000      349,000
  Average fee per file(9).....................................     $     806       $    790    $    750    $    710     $    740
  Provision for claim losses to title insurance premiums......           7.0%           6.7%        7.5%        9.1%        11.0%
  Net claims paid ratio(10)...................................           7.8%           9.2%        6.3%        4.2%         7.2%
  Title-related revenue:
    Percentage direct operations..............................          60.0%          71.1%       62.6%       65.3%        72.6%
    Percentage agency operations..............................          40.0%          28.9%       37.4%       34.7%        27.4%
  Employees at year end.......................................         4,500          4,100       3,500       4,700        4,000
  Number of licensed states at year end.......................            49             49          49          48           48
  Return on average equity before extraordinary
    item(4)(5)(11)............................................          25.9%          10.0%       10.3%       40.3%        33.2%
  Return on average equity including extraordinary
    item(4)(5)(11)............................................          25.9%           9.0%       12.9%       40.3%        33.2%
BALANCE SHEET DATA:
  Investments.................................................     $ 227,674       $180,082    $217,648    $236,533     $107,215
  Cash and cash equivalents...................................        63,971         47,431      34,689      42,731       48,375
  Total assets................................................       509,296        405,063     418,119     396,279      252,441
  Notes payable...............................................       148,922        136,047     142,129      52,769       26,266
  Reserve for claim losses....................................       187,245        146,094     153,306     142,512      104,528
  Minority interest...........................................         1,287            393         616      22,424       21,199
  Stockholders' equity........................................       110,251         77,947      73,954     114,926       65,277

---------------
 (1) The Company acquired Fidelity Pennsylvania and ATIC on June 30, 1992. The selected financial data above includes the balance sheet accounts of Fidelity Pennsylvania and ATIC at December 31, 1996, 1995, 1994, 1993, 1992 and the results of their operations for the years ended December 31, 1996, 1995, 1994, 1993 and for the six months ended December 31, 1992.

 (2) The Company acquired Fidelity New York on March 17, 1993. The selected financial data above includes the balance sheet accounts of Fidelity New York at December 31, 1996, 1995, 1994, 1993 and the results of its operations for the years ended December 31, 1996, 1995, 1994 and for the period from March 17, 1993 through December 31, 1993.

 (3) The Company acquired Agency Sales and Posting, Pente Enterprises, Inc. and Arizona Sales and Posting, Inc. (collectively, "ASAP") on December 7, 1993. This acquisition was accounted for as a pooling of interests, and certain selected financial data has therefore been restated. The selected financial data above includes the balance sheet accounts of ASAP at December 31, 1996, 1995, 1994, 1993, and 1992, respectively, and the results of ASAP operations for the years then ended.

 (4) During 1994, the Company recognized a $2.4 million extraordinary gain, net of related income taxes of $1.3 million, related to the early retirement of $48 million maturity value of the Company's Liquid Yield Option Notes (the "LYONs") issued in February 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Extraordinary Item."

 (5) During 1995, the Company recognized an $813,000 extraordinary loss, net of related income taxes of $437,000, related to the early retirement of its Senior Secured Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Extraordinary Item."

 (6) The Company acquired NTI and its wholly-owned subsidiaries Nations Title, Nations New York and National on April 1, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of
     Operations -- Recent Developments" and Note B of Notes to Consolidated Financial Statements. The selected financial data above includes the balance sheet accounts of NTI and subsidiaries at December 31, 1996 and the results of its operations for the nine-month period ended December 31, 1996.

 (7) The Company acquired CRM, Inc. ("CRM") on November 1, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" and Note B of Notes to Consolidated Financial Statements. The selected financial data above includes the balance sheet accounts of CRM at December 31, 1996 and the results of its operations for the two-month period ended December 31, 1996.

 (8) This estimate of direct operations market share is based upon the number of title recordings by the Company in the counties where the Company maintains direct operations and excludes title recordings by the Company's agents and excludes title recordings in eastern and southeastern states because such information is not available. The direct operations market share percentage has been weighted to give effect to the Company's related direct revenue in the applicable counties.

 (9) Average fee per file is based upon title insurance premiums, escrow fees and certain other title-related fees from direct operations divided by orders closed.

(10) The net claims paid ratio is the percentage resulting from total title claims paid, net of recoupments, divided by title insurance premiums.

(11) Percentage return on average equity is net earnings for the period divided by the simple average of total stockholders' equity as of the beginning and end of each year presented.

QUARTERLY FINANCIAL DATA

     Selected quarterly financial data is as follows:

                                                                  QUARTERS ENDED
                                                --------------------------------------------------
                                                 MARCH
                                                  31,      JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                --------   --------   -------------   ------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    1996
      Revenue.................................  $126,398   $171,628     $ 166,692       $172,195
      Earnings before income taxes............     8,300     11,757        10,623          9,873
      Net earnings............................     5,145      6,946         6,317          5,929
      Primary earnings per share..............      0.36       0.49          0.44           0.41
      Fully diluted earnings per share........      0.32       0.41          0.38           0.36
      Dividends paid per share................      0.06       0.06          0.06           0.06
    1995
      Revenue.................................  $ 83,059   $ 95,494     $ 113,471       $117,821
      Earnings (loss) before income taxes and
         extraordinary item...................    (4,737)     1,322         7,831          5,044
      Earnings (loss) before extraordinary
         item.................................    (2,447)     1,021         5,873          3,185
      Extraordinary item, net of income
         taxes................................      (813)        --            --             --
      Net earnings (loss).....................    (3,260)     1,021         5,873          3,185
      Earnings (loss) per share before
         extraordinary item...................      (.17)       .07           .42            .22
      Extraordinary item, net of income
         taxes................................      (.05)        --            --             --
      Primary earnings (loss) per share.......      (.22)       .07           .42            .22
      Fully diluted earnings (loss) per
         share................................      (.22)       .07           .36            .21
      Dividends paid per share................       .06        .06           .06            .06
    1994
      Revenue.................................  $143,619   $129,429     $ 113,319       $106,437
      Earnings (loss) before income taxes and
         extraordinary item...................     9,934      5,186         2,897         (5,678)
      Earnings (loss) before extraordinary
         item.................................     6,805      3,584         2,317         (2,961)
      Extraordinary item, net of income
         taxes................................        --        579            --          1,821
      Net earnings (loss).....................     6,805      4,163         2,317         (1,140)
      Earnings (loss) per share before
         extraordinary item...................       .35        .19           .13           (.18)
      Extraordinary item, net of income
         taxes................................        --        .03            --            .11
      Primary earnings (loss) per share.......       .35        .22           .13           (.07)
      Fully diluted earnings (loss) per
         share................................       .33        .22           .13           (.07)
      Dividends paid per share................       .06        .06           .06            .06

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

OVERVIEW

     The following table sets forth certain financial and other data for the years indicated:

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1996         1995         1994
                                                         --------     --------     --------
                                                         (DOLLARS IN THOUSANDS)
    Total revenue......................................  $636,913     $409,845     $492,804
                                                         ========     ========     ========
    Total expenses.....................................  $596,360     $400,385     $480,465
                                                         ========     ========     ========
    Earnings before extraordinary item.................  $ 24,337     $  7,632     $  9,745
    Extraordinary item -- gain (loss) on early
      retirement of debt, net of income taxes..........        --         (813)       2,400
                                                         --------     --------     --------
              Net earnings.............................  $ 24,337     $  6,819     $ 12,145
                                                         ========     ========     ========
    Net claims paid ratio (1)..........................       7.8%         9.2%         6.3%
    Return on average equity before extraordinary item
      (2)..............................................      25.9%        10.0%        10.3%
    Return on average equity including extraordinary
      item (2).........................................      25.9%         9.0%        12.9%

---------------
(1) The net claims paid ratio is the percentage resulting from total title claims paid, net of recoupments, divided by title insurance premiums.

(2) Percentage return on average equity is net earnings for the period divided by the simple average of total stockholders' equity as of the beginning and end of each year presented.

     Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases. Other factors affecting real estate activity include demand, mortgage interest rates, family income levels and general economic conditions. While the level of sales activity was relatively depressed in certain geographical areas during the period 1991 through mid-1993, lower mortgage interest rates beginning in the latter part of 1991 triggered an increase in refinancing activity which continued at record levels through 1993 and into the first quarter of 1994. During 1994 and early 1995, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions and a stagnation in residential resales and new home sales. Since late 1995, decreases in mortgage interest rates and the resulting improvement in the real estate market have had a favorable effect on the level of real estate activity, including refinancing transactions, new home sales and resales. It is impossible to predict in what future direction interest rates and the real estate market may move or fluctuate.

     The following table sets forth information regarding title-related revenue derived from direct operations and title-related revenue derived from agency operations:

                                                         YEARS ENDED DECEMBER 31,
                                    -------------------------------------------------------------------
                                                  %                       %                       %
                                      1996     OF TOTAL       1995     OF TOTAL       1994     OF TOTAL
                                    --------   --------     --------   --------     --------   --------
                                                          (DOLLARS IN THOUSANDS)
    Revenue from direct
      operations:
      Title insurance premiums....  $237,244      39.8%     $177,202      47.3%     $196,376      42.5%
      Escrow fees.................    66,927      11.2        49,723      13.3        52,260      11.3
      Other title-related fees and
         revenue..................    53,543       9.0        39,117      10.5        40,534       8.8
                                    --------     -----      --------     -----      --------     -----
              Total...............   357,714      60.0       266,042      71.1       289,170      62.6
    Revenue from agency
      operations:
      Title insurance premiums....   238,717      40.0       108,350      28.9       172,899      37.4
                                    --------     -----      --------     -----      --------     -----
              Total title-related
                revenue...........  $596,431     100.0%     $374,392     100.0%     $462,069     100.0%
                                    ========     =====      ========     =====      ========     =====

     On April 1, 1996, the Company completed its acquisition of the Nations Title Inc. group of companies. See "Recent Developments." The acquisition positioned Fidelity National Financial, Inc. as the nation's fourth largest title insurance underwriter. Nations Title Inc. and its three wholly-owned underwriting subsidiaries, Nations Title Insurance Company, Nations Title Insurance of New York Inc. and National Title Insurance of New York Inc., expanded the Company's national agency network and increased its market share in the more traditional agency driven states. The Nations Title Inc. acquisition resulted in additional agency business and a shift in the mix of business from direct to agency during 1996. The revenue and expense information presented in Management's Discussion and Analysis of Financial Condition and Results of Operations includes Nations Title Inc.'s results of operations for the nine-month period ended December 31, 1996. In 1996, the total title-related revenue (excluding interest and investment income and non-title-related other fees and revenue) generated by agency operations increased to 40.0% from 28.9% in 1995.

     During 1995 and 1994, 71.1% and 62.6%, respectively, of total title-related revenue was generated from direct operations. The Company traditionally focused on direct operations because it retains the entire premium from each transaction and is able to generate additional sources of revenue by providing other title-related services. The fluctuation in the percentage of revenue generated by direct operations versus the percentage of revenue generated by agency operations between 1995 and 1994 is due to several factors. During 1995, the Company terminated a number of agency relationships based on the Company's agent retention criteria. The Company continually monitors agency relationships for quality and productivity. Audits of agents are conducted on a periodic basis, and agents which do not meet the Company's standards are not retained. In addition, during 1995, the Company acquired certain former agents which were converted to direct operations.

     The Company's strategy of expanding into selected markets continued during the last three years. The Company's strategy includes the restructuring of acquired operations, expansion into the commercial market while maintaining its level of focus on the residential resale and refinance markets, enhancing sales and marketing efforts, minimizing net claim payments through stringent quality controls and effectively managing overhead costs.

RESULTS OF OPERATIONS

     Revenue. The following table presents information regarding the components of the Company's revenue:

                                                            YEARS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                       1996           1995          1994
                                                     ---------     ----------     ---------
                                                     (DOLLARS IN THOUSANDS, OTHER THAN FEE
                                                                   PER FILE)
    Title insurance premiums.......................  $ 475,961     $  285,552     $ 369,275
    Escrow fees....................................     66,927         49,723        52,260
    Other fees and revenue.........................     76,333         56,954        59,351
    Interest and investment income, including           17,692         17,616        11,918
      realized gains (losses)......................
                                                      --------       --------      --------
              Total revenue........................  $ 636,913     $  409,845     $ 492,804
                                                      ========       ========      ========
    Orders closed by direct operations.............    394,000        302,000       335,000
    Average fee per file from direct operations....  $     806     $      790     $     750

     Favorable mortgage interest rates in the latter part of 1991 through early 1994 triggered refinancing activity at record levels. Beginning in early 1994 through mid-1995, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions and a stagnation in residential resales and new home sales. Title orders and requests for title-related services followed the market trend as expected. Since late 1995, decreases in mortgage interest rates and the resulting improvement in the real estate market have had a positive impact on the level of real estate activity. These factors and the Company's acquisition of Nations Title Inc., which was completed on April 1, 1996, have resulted in title premiums of $476.0 million, $285.6 million and $369.3 million, for 1996, 1995 and 1994, respectively. The difference in title insurance premiums between 1996 and 1995 of $190.4 million represents an increase of 66.7%. Title insurance premiums decreased $83.7 million, or 22.7%, in 1995 from 1994.

     The average fee per file increased to $806 in 1996 from $790 in 1995, which had previously increased from $750 in 1994. The increase in fee per file in 1996 over 1995 is the result of increased fee revenue attributable to higher fees charged per policy due to appreciated property values, an overall rate increase and an expansion in the commercial business sector offset by an increase in refinancing transactions. The increase in 1995 over 1994 can be attributed to the change in the mix of business from refinance to resale. As mortgage interest rates increased due to the actions taken by the Federal Reserve Board, the refinancing trend ended. Thus, title business that was generated was primarily related to new home sale or resale transactions, which typically charge higher fees than refinancing transactions. Fees generated from refinancing transactions are generally less than fees generated from resale transactions because the base rate charged on such a policy is usually lower. Furthermore, one policy is issued to a lender in a refinance transaction and two policies are issued in a resale transaction (buyer and lender).

     The Company's direct operations generate escrow fees from holding funds and documents in connection with the closing of real estate transactions, as well as other fees and revenue. Other fees and revenue primarily include document preparation fees, reconveyance fees, real estate information and technology fees, foreclosure publishing and posting fees and exchange intermediary fees received.

     The trends in escrow fees are primarily related to the title insurance activity generated by the Company's direct operations. Escrow fees have fluctuated during the 1996, 1995 and 1994 years in a pattern generally consistent with the fluctuation in title insurance premiums. Escrow fees increased $17.2 million to $66.9 million in 1996, a 34.6% increase from $49.7 million in 1995. The 1996 percentage increase in escrow fees is not as significant as the percentage increase in title premiums due to the change in the direct operation/agency business mix. See "Overview." Escrow fees decreased $2.6 million, or 5.0%, in 1995 from 1994 to $49.7 million from $52.3 million. The decrease in escrow fees in 1995 from 1994 is not as great as the decrease in title insurance premiums due to the decrease in agency title insurance premiums as a percentage of total title-related revenue. Agency title insurance premiums do not generate escrow fees for the Company.

     Other fees and revenue trend closely with the level and mix of business, as well as the performance of certain of the Company's title-related subsidiaries. In 1996, other fees and revenue increased $19.3 million, or 33.9%, to $76.3 million from $57.0 million in 1995. The increase is primarily attributable to the increase in title premiums and escrow fees generated by the Company's direct operations. Direct operations generate other fees and income. Additionally, the Company's foreclosure publishing and posting business, exchange intermediary service and appraisal service have significantly expanded their market presence and revenue, which are included in other fees and income. Other fees and revenue were generated at comparable levels in 1995 and 1994, primarily as a result of the type of business in 1995, which was primarily resale business, and the direct operation/agency business mix. During 1995, other fees and revenue decreased $2.4 million, or 4.0%, to $57.0 million from $59.4 million in 1994. Thus, even in a year when overall title revenue may be down, the level of other fees and revenue can be maintained, depending on the direct operation/agency business mix. The consistency between the 1995 and 1994 years is primarily attributable to the nature of the revenue included and the title insurance market environment which shifted from a refinance to a resale oriented market. In a resale transaction, other fees and revenue are greater than in a refinancing transaction. See "Overview."

     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. During 1996, interest and investment income increased .6% to $17.7 million from $17.6 in 1995. As interest rates declined during 1996 from 1995, which had previously declined from 1994 interest rates, the tax adjusted yield decreased to 5.9% in 1996 compared to 6.4% in 1995. Average invested assets, excluding real estate, increased $32.7 million, or 14.0%, to $266.5 million in 1996 from $233.8 million in 1995. The difference in investment results is primarily attributable to increased interest income resulting from an increase in average invested assets offset by a decrease in yield and in capital gains. During 1996, the Company recognized $2.6 million of capital gains compared to $5.2 million of capital gains recorded in 1995. In 1995, interest and investment income increased $5.7 million, or 47.9%, to $17.6 million from $11.9 million in 1994. The tax adjusted yield decreased slightly, to 6.4% in 1995 compared to 6.7% in 1994, while average invested assets, excluding real estate, decreased 23.0%, or $69.8 million, to $233.8 million in 1995 from $303.6 million in 1994. The difference in investment results is primarily attributable to the net capital gains (losses) recorded in 1995 versus 1994. During 1995, the Company recognized $5.2 million in capital gains compared to $3.1 million in capital losses recognized in 1994. Included in the 1995 gain amount is a net $3.4 million gain realized upon the sale of the Company's common stock holdings in US Facilities Corporation during the third quarter of 1995. During December 1994, the Company sold certain investments, totalling approximately $38.2 million, in order to reinvest the proceeds in higher yielding investment instruments and to fund the early retirement of the Company's Liquid Yield Option Notes ("LYONs") at favorable market prices. See "Extraordinary Item." See Note C of Notes to Consolidated Financial Statements.

     Extraordinary Item. During 1994, due to favorable market prices and the Company's belief that the Company's Common Stock and LYONs represent excellent investments, the board of directors authorized the Company to repurchase up to
6.1 million shares of its Common Stock or a comparable amount of its LYONs which are convertible into 23.204 shares of Common Stock per $1,000 maturity value of LYONs. In accordance with this authorization, the Company purchased $48.0 million principal amount of LYONs at an average purchase price of $366.51 per $1,000 maturity value of LYONs. As a result of the LYONs purchase transactions, the Company recorded an extraordinary gain on the early retirement of debt of $2.4 million, net of the related income tax effect. In March 1995, the board of directors authorized the repurchase of an additional 2.4 million shares of Common Stock or the equivalent amount of LYONs increasing the total amount authorized to 8.4 million shares or the equivalent amount of LYONs. See "Liquidity and Capital Resources" and "Recent Developments."

     Expenses. The following table presents the components of the Company's expenses:

                                                            YEARS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                       1996           1995          1994
                                                     ---------     ----------     ---------
                                                             (DOLLARS IN THOUSANDS)
    Personnel costs................................  $211,668      $165,514       $181,953
    Other operating expenses.......................   154,043       123,888        129,367
    Agent commissions..............................   187,901        82,713        132,713
    Provision for claim losses.....................    33,302        19,031         27,838
    Interest expense...............................     9,446         9,239          8,594
                                                     --------      --------       --------
              Total expenses.......................  $596,360      $400,385       $480,465
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

     Personnel costs include both base salaries and commissions (direct operations) paid to employees and are the most significant operating expense incurred by the Company. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue between direct and agency operations. Personnel costs totalled $211.7 million, $165.5 million and $182.0 million for the years ended December 31, 1996, 1995 and 1994, respectively. See "Overview" and "Revenue." Personnel costs, as a percentage of total revenue, have decreased to 33.2% in 1996 from 40.4% in 1995, which had previously increased from 36.9% in 1994. These fluctuations in personnel costs as a percentage of total revenue can be attributed to the varying market conditions in the title insurance industry and the mix of agency versus direct business. The Company has taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business and revenues. The Company will not, however, compromise its customer service standards or quality controls in responding to market conditions. The Company continues to monitor the prevailing market conditions and will respond as necessary.

     Other operating expenses consist of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums and title-related revenue in lieu of franchise and other state taxes), escrow losses, courier services, computer services, professional services, general insurance, trade and notes receivable allowances and depreciation. Other operating expenses decreased as a percentage of total revenue to 24.2% in 1996 from 30.2% in 1995, which had previously increased from 26.3% in 1994. In response to market conditions, the Company implemented aggressive cost control programs in order to maintain operating expenses at levels consistent with the levels of title-related revenue; however, certain fixed costs are incurred regardless of revenue levels, resulting in the year over year percentage fluctuations. The Company continues to be committed to these cost control measures. Total other operating expenses totalled $154.0 million, $123.9 million and $129.4 million in 1996, 1995 and 1994, respectively. See "Overview."

     The period over period fluctuations in personnel costs and other operating expenses are primarily the result of the fluctuations in total revenue, as well as the changes in the direct operation and agency operation title premium mix. The 1996 addition of Nations Title Inc. title premiums, which are primarily agency related, has provided a balance between direct operation and agency revenue. In previous periods the majority of title premiums and total revenue were generated by direct operations, which resulted in higher personnel costs and other operating expenses.

     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. The following table illustrates the relationship of agent premiums and agent commissions:

                                                        YEARS ENDED DECEMBER 31,
                                        --------------------------------------------------------
                                              1996                1995                1994
                                        ----------------    ----------------    ----------------
                                         AMOUNT      %       AMOUNT      %       AMOUNT      %
                                        --------   -----    --------   -----    --------   -----
                                                         (DOLLARS IN THOUSANDS)
    Agent premiums....................  $238,717   100.0%   $108,350   100.0%   $172,899   100.0%
    Agent commissions.................   187,901    78.7      82,713    76.3     132,713    76.8
                                        --------   -----    --------   -----    --------   -----
      Premiums retained by the
         Company......................  $ 50,816    21.3%   $ 25,637    23.7%   $ 40,186    23.2%
                                        ========   =====    ========   =====    ========   =====

     Agent commissions and the resulting percentage of agent premiums retained by the Company varies according to regional differences in real estate closing practices and state regulations. The 1996 increase in agent commissions as a percentage of agency premiums over 1995, resulting in a decrease in the percentage of agency premiums retained by the Company, is attributable to the fact that the average commissions paid to agents acquired in the Nations Title Inc. acquisition exceed those paid to the former agent base. The combination of higher agency commission rates and the significant agency revenue generated by the Nations Title Inc. acquisition have resulted in higher overall commissions in 1996. The percentage of agency premiums retained by the Company increased in 1995 over 1994 primarily due to the Company's expansion of operations outside of California into states where underwriters' retained premiums are generally greater.

     The provision for claim losses includes an estimate of anticipated title claims and major claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on the Company's historical loss experience and other relevant factors. The Company monitors its claims experience on a continual basis and adjusts the provision for claim losses accordingly. Based on Company loss development studies, the Company believes that as a result of its underwriting and claims handling practices, as well as the refinancing business of prior years, the Company will maintain the trend of favorable claim loss experience. Based on this information, in 1996, 1995 and 1994, the Company recorded a provision for claim losses of 7.0% of title insurance premiums prior to major claim expense, net of recoupments and the impact of premium rates and Company loss experience in the state of Texas. Premiums are generally higher in Texas for similar coverage than in other states, while loss experience is comparable. As a result, losses as a percentage of premiums are lower. These factors resulted in a net provision for claim losses of 7.0%, 6.7% and 7.5% in 1996, 1995 and 1994, respectively.

     A summary of the reserve for claim losses follows:

                                                                YEARS ENDED DECEMBER 31,
                                                             ------------------------------
                                                               1996       1995       1994
                                                             --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
    Beginning balance......................................  $146,094   $153,306   $142,512
      Reserves assumed with Nations Title Inc..............    45,171         --         --
      Reserves assumed with Fidelity Pennsylvania and
         ATIC..............................................        --         --      6,219
      Title claim loss provision related to:
         Current year......................................    32,505     23,901     38,575
         Prior years.......................................       797     (4,870)   (10,737)
                                                             --------   --------   --------
      Total title claim loss provision.....................    33,302     19,031     27,838
      Title claims paid, net of recoupments related to:
         Current year......................................    (2,430)    (2,818)    (1,742)
         Prior years.......................................   (34,892)   (23,425)   (21,521)
                                                             --------   --------   --------
      Total title claims paid, net of recoupments..........   (37,322)   (26,243)   (23,263)
                                                             --------   --------   --------
    Ending balance.........................................  $187,245   $146,094   $153,306
                                                             ========   ========   ========
    Provision for title claim losses to title insurance
      premiums.............................................      7.0%       6.7%       7.5%
    Net claims paid ratio..................................      7.8%       9.2%       6.3%

     Interest expense is incurred by the Company in financing its capital asset purchases and certain acquisitions. Interest expense consists of interest related to the Company's outstanding debt and the amortization of original issue discount and debt issuance costs related to the LYONs issued in February 1994. Interest expense on non-LYONs debt totalled $4.2 million, $4.3 million and $3.8 million for the years 1996, 1995, and 1994, respectively. The LYONs-related component of interest expense amounted to $5.2 million, $4.9 million and $4.8 million for 1996, 1995 and 1994, respectively. Interest expense in 1996 was comparable to that of 1995 primarily as a result of slightly more favorable interest rates related to outstanding non-LYONs debt, offset by an increase in the LYONs component of interest expense. Interest expense increased in 1995 over 1994 primarily as a result of an increase in the average outstanding balance of a certain subsidiary's equipment financing and increases in the prime interest rate and LIBOR, to which certain of the interest rates paid by the Company are indexed. See "Recent Developments."

     Income tax expense for 1996, 1995 and 1994, as a percentage of earnings before income taxes, including the extraordinary loss in 1995 and extraordinary gain in 1994, was 40.0%, 16.9% and 24.2%, respectively. See "Extraordinary Item." The fluctuations in income tax expense as a percentage of earnings before income taxes, including the extraordinary item, are attributable to the effect of state income taxes on the Company's wholly-owned underwritten title companies; a change in the amount and characteristics of net income, operating income versus investment income; and the tax treatment of certain items. See Note H of Notes to Consolidated Financial Statements for additional information regarding income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements include debt service, operating expenses, taxes and dividends on its Common Stock. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds, through cash received from subsidiaries, cash generated by investment securities and short-term bank borrowings through existing credit facilities.

     Two of the significant sources of the Company's funds are dividends and distributions from its subsidiaries. As a holding company, the Company receives cash from its subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses it incurs. The reimbursements are executed within the guidelines of various management agreements among the Company and its subsidiaries. Fluctuations in operating cash flows are primarily the result of increases or decreases in revenue. See "Overview." The Company's Insurance Subsidiaries and UTCs collect premiums and pay claims and operating expenses. The Insurance Subsidiaries also have cash flow sources derived from investment income, repayments of principal and proceeds from sales and maturities of investments and dividends from subsidiaries. Positive cash flow from Insurance Subsidiaries is invested primarily in short-term investments and medium-term bonds. Short-term investments held by the Company's Insurance Subsidiaries provide liquidity for projected claims and operating expenses. The Insurance Subsidiaries are restricted by state regulations in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which the Company's title underwriters can pay dividends or make other distributions to the Company. The UTCs are also regulated by insurance regulatory or banking authorities. Positive cash flow from the UTCs is invested primarily in cash and cash equivalents.

     The short- and long-term liquidity requirements of the Company, Insurance Subsidiaries and UTCs are monitored regularly to match cash inflows with cash requirements. The Company, Insurance Subsidiaries and UTCs forecast their daily cash needs and periodically review their short- and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

     For purposes of satisfying insurance regulatory requirements, the Company is required to maintain certain levels of readily marketable securities and other liquid assets. At December 31, 1996, the fair value of the

Company's total investment securities was $227.7 million. These investments consist of securities which the Company believes are readily marketable and could be liquidated if necessary. See "Business -- Investment Policies and Investment Portfolio."

     On September 21, 1995, the Company obtained a $35 million credit facility with a banking syndicate led by Chase Manhattan Bank N.A. The facility includes a $22 million term loan and a $13 million revolving credit facility. The $22 million term loan was used to refinance higher rate indebtedness and for general corporate purposes. $5 million of the $13 million revolving credit facility was used to fund a portion of the Nations Title Inc. acquisition and the remainder is available for general corporate purposes. See Note G of Notes to Consolidated Financial Statements.

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

     In the normal course of business certain of the Company's subsidiaries enter into off-balance sheet credit risk associated with certain aspects of its title insurance policies and Manchester's real estate activities. This credit risk is in the form of standby letters of credit and general partnership guarantees. The Company believes that this credit risk is adequately secured by either legal remedies associated with settlement procedures or the underlying real estate assets. See Notes J and N of Notes to Consolidated Financial Statements.

     Recent Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 121 provides guidance for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. Statement 121 requires that under certain conditions entities perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required and, if so, to measure the impairment. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the asset's carrying amount, an impairment loss is considered; if the sum of the expected future cash flows is more than the asset's carrying amount, an impairment loss cannot be recognized. Measurement of an impairment loss is based on the fair value of the asset. Statement 121 requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell, except for assets covered by the provisions of Accounting Pronouncements Board Opinion No. 30. Statement 121 was effective for financial statements issued for fiscal years beginning after December 15, 1995. The adoption of Statement 121 did not have a material effect on the Consolidated Financial Statements of the Company.

     Statement of Financial Accounting Standards No. 123 ("Statement 123"), "Accounting for Stock-Based Compensation", was issued by the Financial Accounting Standards Board in October 1995. Statement 123 applies to all transactions in which an entity acquires goods or services by issuing instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans ("ESOPs"). Statement 123 covers transactions with employees and non-employees and is applicable to both public and non-public entities. Statement 123 establishes a new method of accounting for stock-based compensation arrangements with employees. The new method is a fair value method rather than the intrinsic value method that is contained in Accounting Pronouncements Board Opinion No. 25 ("Opinion 25"). However, the Statement does not require an entity to adopt the new fair value based method for purposes of preparing its basic financial statements. Entities are allowed (1) to continue to use the Opinion 25 method or
(2) to adopt the Statement 123 fair value based method. Once the fair value based method is adopted, an entity cannot change back to the Opinion 25 method. Also, the selected method applies to all of an entity's compensation plans and transactions. The Statement 123 fair value based method will result in higher compensation cost than the Opinion 25 intrinsic value based method for fixed stock option compensation plans and will result in a different compensation cost for variable stock option compensation plans. Sometimes the amount will be higher and sometimes the amount will be lower. Also, many employee stock purchase plans that are considered noncompensatory under Opinion 25 will be compensatory and result in the recognition of compensation costs under the fair value based method. For entities not adopting the Statement 123 fair value based method, the Statement creates a unique financial reporting situation. It requires entities that retain the Opinion 25 method for preparing their basic financial statements to display in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted. Thus, these entities are required to account for employee compensation arrangements by two different methods and must present two separate measures of results of operations. Statement 123 was effective for fiscal years beginning after December 15, 1995. The Company has chosen to continue using the Opinion 25 method when accounting for stock based compensation in its basic financial statements.

     Recent Developments. On March 9, 1995, the Company announced that its board of directors authorized the additional repurchase, in the open market or in privately negotiated transactions, of up to 2.4 million shares of its Common Stock, or comparable amount of the Company's LYONs. This was in addition to the
6.0 million shares or comparable amount of LYONs previously authorized for repurchase by the board of directors -- 1.2 million shares on March 31, 1994,
1.2 million shares on June 15, 1994, and an additional 3.6 million shares on August 11, 1994. Any shares repurchased are held by the Company. A limited number of shares may be used for various stock-based employee benefit programs, and the remainder will be used for other general corporate purposes. As of December 31, 1996, the Company had repurchased 5,685,738 shares of its Common Stock for an aggregate price of $56.3 million, or $9.90 per share, 193,600 shares, cost basis of $1.9 million, of which were reissued in connection with the acquisition of Nations Title Inc. Additionally, as of December 31, 1996, the Company had purchased $48.0 million in maturity amount of LYONs for an aggregate price of $17.6 million, all of which were purchased in 1994. The purchase of the LYONs resulted in an extraordinary gain of $2.4 million which is net of related income taxes, unamortized debt issuance costs and amortized original issue discount, and is reflected in the 1994 Consolidated Statement of Earnings.

     On September 21, 1995, the Company obtained a $35 million credit facility with a banking syndicate led by Chase Manhattan Bank N.A. The facility includes a $22 million term loan and a $13 million revolving credit facility. The $22 million term loan was used to refinance higher rate indebtedness and for general corporate purposes. $5 million of the $13 million revolving credit facility was used to fund a portion of the Nations Title Inc. acquisition. See Note G of Notes to Consolidated Financial Statements.

     In February of 1996, the Company proposed a merger with Giant Group, Ltd. ("Giant"). The Company had purchased 705,489 shares (or 14.8%) of Giant's outstanding common stock. The Company's intent in acquiring Giant was to utilize its liquid assets to take advantage of investment opportunities in non-interest rate sensitive businesses. On April 26, 1996, the parties reached a settlement agreement pursuant to which Giant repurchased its shares from Fidelity. In addition, as part of the settlement, Fidelity acquired 767,807 shares of Rally's Hamburger, Inc. ("Rally's") stock from Giant for $.83 per share, as well as an option to purchase additional shares of Rally's common stock.

     On April 1, 1996, the Company completed its acquisition of one hundred percent of Nations Title Inc. and its wholly-owned subsidiaries Nations Title Insurance Company, Nations Title Insurance of New York Inc. and National Title Insurance of New York Inc. from Nations Holding Group for an adjusted purchase price of $19.3 million plus 193,600 shares, $2.1 million, of the Company's Common Stock. The acquisition positioned Fidelity National Financial, Inc. as the nation's fourth largest title insurance underwriter. The Company believes that the combination of its direct operations and Nations Title Inc.'s strong agency network provides a balance to the Company's title premium revenue between direct and agency, as well as a hedge against future market downturns. The acquisition of Nations Title Inc. has also increased the Company's revenue and positively impacted its balance sheet and margins due to the operating economies of the combined companies. The acquisition has also increased market share in areas where the Company has had a limited presence, particularly in those areas where business is primarily agent driven, as well as in states where the Company has a strong market position. This transaction has been accounted for as a purchase. See Note B of Notes to Consolidated Financial Statements.

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

     On May 16, 1996, the Company paid $3.1 million to acquire a first lien loan of $3.4 million secured by a commercial office building owned by a real estate partnership in which Manchester Development Corporation is the sole general partner. During 1996, but prior to the Company's acquisition of the loan, officers and directors of the Company assigned their ownership interests in the real estate partnership to Manchester. The Company leases space in the commercial office building.

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

     On September 30, 1996, the Company accepted the assignment from a real estate partnership of the right to redeem a retail shopping center valued at $4.5 million in exchange for a net payment of $434,000. Officers and directors of the Company who held ownership interests in the real estate partnership assigned their rights to redeem to the Company. On November 21, 1996, the Company redeemed the retail property at a price of $2.8 million. The Company continues to collect rent from the retail tenants while actively marketing the property for sale. The property is carried at cost, which approximates fair value.

     On November 1, 1996, the Company acquired 80% of the outstanding stock of CRM, Inc. ("CRM") for a purchase price of $3.5 million, $1.0 million in cash and 173,790 shares, $2.5 million, of the Company's Common Stock. CRM provides real estate information services with a heavy concentration in the areas of tax services and flood certification. The Company combined its existing tax service business with that of CRM. Under certain circumstances the Company can purchase the remaining 20% of the outstanding stock of CRM. CRM, Inc. now operates as Fidelity National Tax Service, Inc. This transaction has been accounted for as a purchase. See Note B of Notes to Consolidated Financial Statements.

     On March 25, 1997, the Company's Board of Directors declared a cash dividend of $.07 per share which will be payable on May 2, 1997, to stockholders of record on April 11, 1997.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL INFORMATION

                                                                                     PAGE NO.
                                                                                     --------
Independent Auditors' Report.......................................................     26
Consolidated Balance Sheets as of December 31, 1996 and 1995.......................     27
Consolidated Statements of Earnings for the years ended December 31, 1996, 1995 and
  1994.............................................................................     28
Consolidated Statements of Stockholders' Equity for the years ended December 31,
  1996, 1995 and 1994..............................................................     29
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995
  and 1994.........................................................................     30
Notes to Consolidated Financial Statements.........................................     31

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

     We have audited the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1996. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity National Financial, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Orange County, California
February 24, 1997

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
ASSETS
Investments:
  Fixed maturities available for sale, at fair value...................  $166,329      129,236
  Equity securities, at fair value.....................................    43,578       31,412
  Other long-term investments, at cost, which approximates fair
     value.............................................................     5,542        2,627
  Short-term investments, at cost, which approximates fair value.......       873        8,148
  Investments in real estate and partnerships, net.....................    11,352        8,659
                                                                         --------     --------
          Total investments............................................   227,674      180,082
Cash and cash equivalents (including certificates of deposit of $4,057
  in 1996 and $3,173 in 1995)..........................................    63,971       47,431
Trade receivables (less allowance of $6,822 in 1996 and $3,471 in
  1995)................................................................    54,355       39,801
Notes receivable, net (including $1,996 in 1996 and $2,104 in 1995 with
  affiliated parties)..................................................    11,317       15,926
Prepaid expenses and other assets......................................    55,072       43,908
Title plants...........................................................    50,701       41,725
Property and equipment, net............................................    38,617       33,740
Income taxes receivable................................................     7,589        2,450
                                                                         --------     --------
                                                                         $509,296     $405,063
                                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities.............................  $ 53,987     $ 44,549
  Notes payable........................................................   148,922      136,047
  Reserve for claim losses.............................................   187,245      146,094
  Deferred income taxes................................................     7,604           33
                                                                         --------     --------
                                                                          397,758      326,723
  Minority interest....................................................     1,287          393
Stockholders' equity:
  Preferred stock, $.0001 par value; authorized, 3,000,000 shares;
     issued and outstanding, none......................................        --           --
  Common stock, $.0001 par value; authorized, 50,000,000 shares in 1996
     and 1995; issued, 19,412,694 in 1996 and 19,183,189 in 1995.......         2            2
  Additional paid-in capital...........................................    61,271       58,098
  Retained earnings....................................................    91,019       70,273
                                                                         --------     --------
                                                                          152,292      128,373
  Net unrealized gains on investments..................................    12,334        5,866
  Less treasury stock, 5,492,138 shares in 1996 and 5,685,738 shares in
     1995, at cost.....................................................    54,375       56,292
                                                                         --------     --------
                                                                          110,251       77,947
  Commitments and contingencies........................................
  Subsequent events....................................................
                                                                         --------     --------
                                                                         $509,296     $405,063
                                                                         ========     ========

                See Notes to Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
REVENUE:
  Title insurance premiums.................................  $475,961     $285,552     $369,275
  Escrow fees..............................................    66,927       49,723       52,260
  Other fees and revenue...................................    76,333       56,954       59,351
  Interest and investment income, including realized gains
     (losses)..............................................    17,692       17,616       11,918
                                                             --------     --------     --------
                                                              636,913      409,845      492,804
                                                             --------     --------     --------
EXPENSES:
  Personnel costs..........................................   211,668      165,514      181,953
  Other operating expenses.................................   154,043      123,888      129,367
  Agent commissions........................................   187,901       82,713      132,713
  Provision for claim losses...............................    33,302       19,031       27,838
  Interest expense.........................................     9,446        9,239        8,594
                                                             --------     --------     --------
                                                              596,360      400,385      480,465
                                                             --------     --------     --------
  Earnings before income taxes and extraordinary item......    40,553        9,460       12,339
  Income tax expense.......................................    16,216        1,828        2,594
                                                             --------     --------     --------
     Earnings before extraordinary item....................    24,337        7,632        9,745
  Extraordinary item -- gain (loss) on early retirement of
     debt, net of applicable income tax expense (benefit)
     of $(437) in 1995 and $1,292 in 1994..................        --         (813)       2,400
                                                             --------     --------     --------
          Net earnings.....................................  $ 24,337     $  6,819     $ 12,145
                                                             ========     ========     ========
  Primary earnings per share before extraordinary item.....  $   1.71     $    .53     $    .54
  Extraordinary item -- gain (loss) on early retirement of
     debt, net of applicable income tax expense
     (benefit).............................................        --         (.05)         .13
                                                             --------     --------     --------
  Primary net earnings per share...........................  $   1.71     $    .48     $    .67
                                                             ========     ========     ========
  Weighted average shares outstanding, primary basis.......    14,265       14,267       18,124
                                                             ========     ========     ========
  Fully diluted earnings per share.........................  $   1.47     $    .48     $    .67
                                                             ========     ========     ========
  Weighted average shares outstanding, fully diluted
     basis.................................................    18,682       14,267       22,604
                                                             ========     ========     ========

                See Notes to Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        COMMON STOCK      ADDITIONAL                     NET            TREASURY STOCK
                                      ----------------     PAID-IN      RETAINED      UNREALIZED      ------------------
                                      SHARES    AMOUNT     CAPITAL      EARNINGS    GAINS (LOSSES)    SHARES     AMOUNT
                                      ------    ------    ----------    --------    --------------    ------    --------
Balance, December 31, 1993..........  18,500      $2       $ 52,664     $ 58,438       $  3,822          --     $     --
  Exercise of stock options.........     283      --          1,314           --             --          --           --
  Net unrealized losses on
    investments.....................      --      --             --           --        (12,736)         --           --
  Purchase of ACS Systems, Inc. ....     181      --          2,681           --             --          --           --
  Purchase of treasury stock........      --      --             --           --             --       3,996      (40,461)
  ASAP purchase price adjustment....     (14)     --             --           --             --          --           --
  Cash dividends ($.23 per share)...      --      --             --       (3,915)            --          --           --
  Net earnings......................      --      --             --       12,145             --          --           --
                                                  --
                                      ------                -------     --------       --------       -----     --------
Balance, December 31, 1994..........  18,950       2         56,659       66,668         (8,914)      3,996      (40,461)
                                                  --
                                      ------                -------     --------       --------       -----     --------
  Exercise of stock options.........     185      --          1,439           --             --          --           --
  Net unrealized gains on
    investments.....................      --      --             --           --         14,780          --           --
  Purchase of treasury stock........      --      --             --           --             --       1,690      (15,831)
  ACS Systems, Inc. purchase price
    adjustment......................      48      --             --           --             --          --           --
  Cash dividends ($.23 per share)...      --      --             --       (3,214)            --          --           --
  Net earnings......................      --      --             --        6,819             --          --           --
                                                  --
                                      ------                -------     --------       --------       -----     --------
Balance, December 31, 1995..........  19,183       2         58,098       70,273          5,866       5,686      (56,292)
                                                  --
                                      ------                -------     --------       --------       -----     --------
  Exercise of stock options.........      56      --            440           --             --          --           --
  Net unrealized gains on
    investments.....................      --      --             --           --          6,468          --           --
  Purchase of Nations Title Inc. ...      --      --            213           --             --        (194)       1,917
  Purchase of CRM, Inc. ............     174      --          2,520           --             --          --           --
  Cash dividends ($.26 per share)...      --      --             --       (3,591)            --          --           --
  Net earnings......................                                      24,337
                                                  --
                                      ------                -------     --------       --------       -----     --------
Balance, December 31, 1996..........  19,413      $2       $ 61,271     $ 91,019       $ 12,334       5,492     $(54,375)
                                      ======      ==        =======     ========       ========       =====     ========

                See Notes to Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1996        1995        1994
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $  24,337   $   6,819   $  12,145
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
     Depreciation and amortization..........................     12,814      13,410      11,207
     Net increase (decrease) in reserve for claim losses....     (4,020)     (7,212)      4,575
     Amortization of LYONs original issue discount and
       issuance costs.......................................      5,295       4,916       4,701
     Provision for losses on real estate and notes
       receivable...........................................        775         158        (159)
     Equity in (gains) losses of unconsolidated
       partnerships.........................................        520         (72)        134
     (Gain) loss on sales of investments....................     (3,713)     (5,023)      2,307
     (Gain) loss on sale of real estate and other assets....      1,088        (190)        779
Changes in assets and liabilities, net of effects from
  acquisitions:
     Net increase in trade receivables......................     (7,030)    (11,306)     (7,086)
     Net increase in prepaid expenses and other assets......     (5,434)     (5,643)     (3,143)
     Net decrease in accounts payable and accrued
       liabilities..........................................       (509)     (3,547)    (11,375)
     Net increase (decrease) in income taxes................      3,417       7,673      (7,860)
                                                              ---------   ---------   ---------
          Net cash provided by (used in) operating
            activities......................................     27,540         (17)      6,225
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in real estate and partnerships...............         --        (100)       (151)
  Proceeds from investment securities:
     Held to maturity (principally maturities of
       securities)..........................................         --       2,310       2,252
     Available for sale.....................................    182,512     214,524     112,435
  Proceeds from sales of other assets.......................      3,700       3,442         301
  Proceeds from sales of real estate........................        917          --          --
  Collections of notes receivable...........................     14,645       3,035       2,465
  Additions to title plants.................................     (1,011)     (1,719)       (987)
  Additions to property and equipment.......................    (14,085)     (9,655)    (25,233)
  Additions to notes receivable.............................     (8,470)     (5,980)     (8,135)
  Purchases of investment securities:
     Held to maturity.......................................         --      (1,941)     (3,668)
     Available for sale.....................................   (183,788)   (151,305)   (115,748)
  Distributions from partnerships...........................         --          --          30
  Investment in ATIC preferred stock........................         --          --     (15,500)
  Acquisitions of businesses, net of cash acquired..........    (10,138)    (11,363)     (1,130)
                                                              ---------   ---------   ---------
          Net cash provided by (used in) investing
            activities......................................    (15,718)     41,248     (53,069)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings................................................     22,904      48,285     130,652
  Debt service payments.....................................    (17,066)    (59,150)    (27,287)
  Retirement of LYONs.......................................         --          --     (17,592)
  Gain on early retirement of LYONs.........................         --          --      (3,692)
  Dividends paid............................................     (3,477)     (3,232)     (4,132)
  Exercise of stock options.................................        440       1,439       1,314
  Issuance (purchase) of treasury stock, net................      1,917     (15,831)    (40,461)
                                                              ---------   ---------   ---------
          Net cash provided by (used in) financing
            activities......................................      4,718     (28,489)     38,802
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........     16,540      12,742      (8,042)
  Cash and cash equivalents at beginning of year............     47,431      34,689      42,731
                                                              ---------   ---------   ---------
  Cash and cash equivalents at end of year..................  $  63,971   $  47,431   $  34,689
                                                              =========   =========   =========

                See Notes to Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following describes the significant accounting policies of Fidelity National Financial, Inc. ("Fidelity Financial") and its subsidiaries (collectively, the "Company") which have been followed in preparing the accompanying Consolidated Financial Statements.

  Description of business

     Fidelity National Financial, Inc., through its principal subsidiaries is one of the largest national underwriters engaged in the business of issuing title insurance policies and performing other title-related services such as escrow, collection and trust activities, real estate information and technology services, trustee sale guarantees, foreclosure publishing and posting services and exchange intermediary services in connection with real estate transactions. Title insurance services are provided through the Company's direct operations and otherwise through independent title insurance agents who issue title policies on behalf of the underwriting subsidiaries. Title insurance is generally accepted as the most efficient means of determining title to, and the priority of interests in, real estate in nearly all parts of the United States. Today, virtually all real property mortgage lenders require their borrowers to obtain a title insurance policy at the time a mortgage loan is made or to allow the sale of loans in the secondary market.

     The Company's principal subsidiaries consist of Fidelity National Title Insurance Company ("Fidelity Title"), which, in turn, is the parent company of Fidelity National Title Insurance Company of California ("Fidelity California"), Fidelity National Title Insurance Company of Tennessee ("Fidelity Tennessee") and Nations Title Insurance Company ("Nations Title"); Fidelity National Title Insurance Company of Pennsylvania ("Fidelity Pennsylvania"), which, in turn, was the parent company of American Title Insurance Company ("ATIC"), which was merged into Fidelity Pennsylvania as of November 21, 1996; Fidelity National Title Insurance Company of New York ("Fidelity New York"), which, in turn, is the parent company of Nations Title Insurance of New York Inc. ("Nations New
York) and National Title Insurance of New York Inc. ("National") (collectively, the "Insurance Subsidiaries"); and its wholly-owned underwritten title companies (collectively, the "UTCs").

     Nations Title Insurance Company, Nations Title Insurance of New York Inc. and National Title Insurance of New York Inc. were acquired, along with Nations Title Inc. ("NTI," collectively, "Nations Title Inc.") in a transaction which closed on April 1, 1996. See Note B.

  Principles of consolidation and basis of presentation

     The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. The Company's investments in non-majority-owned partnerships are accounted for on the equity method.

  Cash and cash equivalents

     For purposes of reporting cash flows, highly liquid instruments purchased with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair value.

  Investments

     Fixed maturity securities are purchased to support the investment strategies of the Company, which are developed based on many factors including rate of return, maturity, credit risk, tax considerations and regulatory requirements. Prior to a reassessment of the investment strategy and subsequent reclassification of the held to maturity portfolio in 1995, the Company had the ability and intent to hold those fixed maturity

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES securities which it had on deposit with regulatory authorities and certain other fixed maturity securities, to maturity and carried them at amortized cost. Those fixed maturity securities which may be sold prior to maturity to support the Company's investment strategies are carried at fair value and are classified as available for sale as of the balance sheet dates. Fair values for fixed maturity securities are principally a function of current interest rates and are based on quoted market prices. Care should be used in evaluating the significance of these estimated fair values.

     Equity securities are considered to be available for sale and carried at fair value as of the balance sheet dates. Fair values are based on quoted market prices.

     Other long-term investments, which consist of investments in a limited partnership interest in an investment fund and certain other debt instruments, are carried at cost, which approximates fair value.

     Short-term investments, which consist primarily of securities purchased under agreements to resell, commercial paper and money market instruments, which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value.

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

     Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Unrealized gains or losses on bonds and common stocks which are classified as available for sale, net of applicable deferred income taxes (benefits), are excluded from income and credited or charged directly to a separate component of stockholders' equity. The carrying value for investments considered available for sale is reduced to estimated realizable value if the decline in fair value is deemed other than temporary. Such reductions are recognized as realized losses.

  Trade receivables

     The carrying amounts reported in the Consolidated Balance Sheets for trade receivables approximate their fair value.

  Fair value of financial instruments

     The fair values of financial instruments presented in the applicable notes to the Company's Consolidated Financial Statements are estimates of the fair values at a specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company does not necessarily intend to dispose of or liquidate such instruments prior to maturity. See Notes C, D, E and G.

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

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

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

  Cost in excess of net assets acquired and other intangible assets

     Intangible assets include cost in excess of net assets acquired, capitalized licensing costs and capitalized software costs and are amortized on a straight line basis over seven to forty years. Intangible assets at December 31, 1996 consist of cost in excess of net assets acquired of $8,349,000 less accumulated amortization of $1,733,000, capitalized licensing costs of $3,937,000 less accumulated amortization of $98,000, capitalized software of $11,720,000 less accumulated amortization of $2,740,000 and capitalized debt offering costs of $4,738,000 less accumulated amortization of $1,738,000. At December 31, 1995, intangible assets consist of cost in excess of net assets acquired of $5,303,000 less accumulated amortization of $1,378,000, capitalized licensing costs of $2,458,000, capitalized software of $11,135,000 less accumulated amortization of $1,105,000 and capitalized debt offering costs of $4,738,000 less accumulated depreciation of $1,505,000.

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

     If a loss is related to a policy issued by an independent agent, the Company may proceed against the independent agent pursuant to the terms of the agency agreement. In any event, the Company may proceed

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES against third parties who are responsible for any loss under the title insurance policy under rights of subrogation.

     The terms of the Fidelity Pennsylvania (formerly Meridian Title Insurance Company) acquisition provided $31 million of additional claim loss protection for Fidelity Pennsylvania and ATIC policies issued on or before December 31, 1991. As part of the acquisition, Fidelity Pennsylvania paid its former parent company, Meridian Bank, a cash dividend of $11 million and Meridian Bank retained a $20 million investment in ATIC Redeemable Series A Preferred Stock ("ATIC Preferred Stock"). Under certain circumstances, Meridian Bank would be required to repay the Company some or all of the dividend and relinquish some or all of the redemption value of the ATIC Preferred Stock as reimbursement for excess claims incurred by Fidelity Pennsylvania and ATIC over the reserves established at December 31, 1991 for policies issued on or before December 31, 1991. On March 31, 1994, the Company purchased from Meridian Bank the ATIC Preferred Stock for $15.5 million, which represented a discount of approximately $6.2 million. As part of the agreement with Meridian Bank to purchase the ATIC Preferred Stock, the Company released Meridian Bank from its obligations to provide an additional $11 million in claims protection pursuant to the purchase agreement for Fidelity Pennsylvania and ATIC. The Company believes that the loss reserves for Fidelity Pennsylvania and ATIC, when combined with the $6.2 million reduction in the purchase price of the ATIC Preferred Stock, which has been added to reserves for claim losses, will be sufficient to meet pre-1992 policy claims. This $11 million, in addition to the $20 million of ATIC Preferred Stock, had been available as protection to offset claim losses on pre-1992 policies in excess of assumed reserves if necessary, and therefore any development on the pre-1992 policies had not been reflected in the Company's Consolidated Statements of Earnings. Subsequent to the Company's purchase of the ATIC Preferred Stock, adverse or favorable loss development on these pre-1992 policies is reflected in the Consolidated Statements of Earnings.

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

     Effective December 31, 1996, the Company entered into an aggregate excess of loss reinsurance contract, which is deemed to be long duration and retroactive. There is no impact on the 1996 Consolidated Financial Statements related to this transaction. See Note K. There is no other significant reinsurance activity.

  Title, escrow, other fees and revenue and agent commissions

     Title insurance premiums, escrow fees and other fees and revenue are recognized as revenue at the time of closing of the related real estate transaction. Title insurance commissions earned by the Company's agents are recognized as an expense concurrently with premium recognition.

  Share and per share restatement

     On December 13, 1995, the Company declared a 10% stock dividend, to shareholders of record on January 15, 1996, distributed February 2, 1996. The par value of the additional shares of Common Stock issued in connection with the stock dividend was credited to common stock and a like amount charged to retained earnings as of December 31, 1995. Fractional shares were paid in cash.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     On December 11, 1996, the Company declared a 10% stock dividend, to shareholders of record on December 23, 1996, distributed January 7, 1997. The par value of the additional shares of Common Stock issued in connection with the stock dividend was credited to common stock and a like amount charged to retained earnings as of December 31, 1996. Fractional shares were paid in cash.

     All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, in the Consolidated Financial Statements and Notes thereto have been retroactively adjusted to reflect all stock dividends and splits.

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

  Certain reclassifications

     Certain reclassifications have been made in the 1995 and 1994 Consolidated Financial Statements to conform to the classifications used in 1996.

B.  ACQUISITIONS

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

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the acquisition of Fidelity National Title Company of Washington were as follows (dollars in thousands):

        Tangible assets acquired at fair value..............................  $3,330
        Cost in excess of net assets acquired...............................     746
        Liabilities assumed at fair value...................................    (876)
                                                                              ------
          Total purchase price..............................................  $3,200
                                                                              ======

     On May 2, 1995, the Company acquired the common stock of Butte County Title Company, an underwritten title company with operations in Butte County in the state of California. Butte County Title Company was acquired from its selling shareholders for $400,000 in cash, which approximated book value.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

The acquired company operates as a subsidiary of the Company and is now known as Fidelity National Title Company of California. The acquisition has been accounted for as a purchase. The Fidelity National Title Company of California results of operations were not material to the 1995 Consolidated Financial Statements.

     On June 14, 1995, the Company acquired certain assets of World Title Company ("World") for a purchase price to be determined based on the collection of certain accounts. In the case of trade accounts receivable acquired, the Company retained certain percentages of amounts collected subsequent to the acquisition date and remitted the remaining amounts to the Department of Insurance of the State of California ("Department"). The Company has also acquired the open title orders of World as of the purchase date. The Company retained certain percentages of amounts collected on open title orders subsequent to the acquisition date and remits the remaining amounts to the Department. The Company retained a total of $2.1 million in 1996. The amount retained by the Company in 1995 was not material.

     On June 22, 1995, the Company acquired 100% of the common stock of World Tax Service ("World Tax"), now known as Fidelity Tax Service ("Fidelity Tax"), from WTC Financial ("WTC"), the parent company of World Tax, for $1.8 million. The Company had previously executed an Asset Option Agreement ("Agreement") with WTC to acquire an option to purchase a 60% undivided interest in all of the assets of World Tax for $3.0 million. In connection with the Agreement, WTC was granted an option to purchase 121,000 shares of the Company's Common Stock at $11.98 per share. The option to purchase shares was acquired from WTC as part of the World Tax transaction. This transaction has been accounted for as a purchase.

     The assets acquired and liabilities assumed in the acquisition of Fidelity Tax were as follows (dollars in thousands):

        Tangible assets acquired at fair value.............................  $   437
        Capitalized software...............................................    7,785
        Liabilities assumed at fair value..................................   (3,422)
                                                                             -------
          Total purchase price.............................................  $ 4,800
                                                                             =======

     On August 19, 1995, the Company acquired the common stock of Southern California Title Company, an underwritten title company with operations in Los Angeles County in the state of California. Southern California Title Company was acquired for $2.1 million in cash. The acquired company operates as a subsidiary of the Company and is now known as Fidelity National Title Company. This transaction has been accounted for as a purchase.

     The assets acquired and liabilities assumed in the acquisition of Fidelity National Title Company were as follows (dollars in thousands):

        Tangible assets acquired at fair value.............................  $   935
        Capitalized licensing costs........................................    2,498
        Liabilities assumed at fair value..................................   (1,296)
                                                                             -------
          Total purchase price.............................................  $ 2,137
                                                                             =======

     On April 1, 1996, the Company completed its acquisition of Nations Title Inc. from Nations Holding Group for an adjusted purchase price of $19.3 million plus 193,600 shares, $2.1 million, of the Company's Common Stock. The acquisition positioned Fidelity National Financial, Inc. as the nation's fourth largest title insurance underwriter. Nations Title Inc. and its three wholly-owned underwriting subsidiaries, Nations Title Insurance Company, Nations Title Insurance of New York Inc. and National Title Insurance of New York Inc., expanded the Company's national agency network and increased its market share in the more traditional agency driven states. This transaction has been accounted for as a purchase.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     The assets acquired and liabilities assumed in the Nations Title Inc. acquisition were as follows (dollars in thousands):

        Assets acquired at fair value.....................................  $ 74,177
        Liabilities assumed at fair value.................................   (52,777)
                                                                            --------
          Total purchase price............................................  $ 21,400
                                                                            ========

     On November 1, 1996, the Company acquired 80% of the outstanding stock of CRM, Inc. ("CRM") for a purchase price of $3.5 million, $1.0 million in cash and 173,790 shares, $2.5 million, of the Company's Common Stock. CRM provides real estate information services with a heavy concentration in the areas of tax services and flood certification. The Company combined its existing tax service business with that of CRM. Under certain circumstances the Company can purchase the remaining 20% of the outstanding stock of CRM. CRM, Inc. operates as a majority-owned subsidiary of the Company and is now known as Fidelity National Tax Service, Inc. ("Fidelity National Tax"). This transaction has been accounted for as a purchase. The CRM results of operations were not material to the 1996 Consolidated Financial Statements.

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the Fidelity National Tax acquisition were as follows (dollars in thousands):

        Tangible assets acquired at fair value.............................  $ 2,073
        Cost in excess of net assets acquired..............................    2,590
        Liabilities assumed at fair value..................................   (1,143)
                                                                             -------
          Total purchase price.............................................  $ 3,520
                                                                             =======

     Selected unaudited pro forma combined results of operations for the years ended December 31, 1996, 1995 and 1994, assuming the Nations Title Inc. acquisition occurred on January 1, 1996 and 1995, and assuming the Fidelity National Title Company of Washington, Fidelity Tax and Fidelity National Title Company acquisitions occurred on January 1, 1996, 1995 and 1994, are presented as follows:

                                                                DECEMBER 31,
                                                     ----------------------------------
                                                       1996         1995         1994
                                                     --------     --------     --------
                                                           (DOLLARS IN THOUSANDS,
                                                         EXCEPT PER SHARE AMOUNTS)
        Total revenue..............................  $681,642     $596,184     $504,999
        Earnings before extraordinary item.........    24,278        6,189        9,955
        Net earnings...............................    24,278        5,376       12,355
        Earnings per share.........................  $   1.70     $    .37     $    .68

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

C.  INVESTMENTS

     The carrying amounts and fair values of the Company's fixed maturity securities at December 31, 1996 and 1995 are as follows:

                                                             DECEMBER 31, 1996
                                          --------------------------------------------------------
                                                                  GROSS        GROSS
                                          CARRYING   AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                           AMOUNT      COST       GAINS        LOSSES      VALUE
                                          --------   --------   ----------   ----------   --------
                                                           (DOLLARS IN THOUSANDS)
    Fixed maturity investments
      (available for sale):
      U.S. government and agencies......  $ 87,765   $ 88,376     $  106      $   (717)   $ 87,765
      States and political
         subdivisions...................    16,534     16,282        270           (18)     16,534
      Corporate securities..............    46,354     47,058        241          (945)     46,354
      Mortgage-backed securities........    15,676     15,896         86          (306)     15,676
                                          --------   --------       ----       -------    --------
                                          $166,329   $167,612     $  703      $ (1,986)   $166,329
                                          ========   ========       ====       =======    ========

                                                             DECEMBER 31, 1995
                                          --------------------------------------------------------
                                                                  GROSS        GROSS
                                          CARRYING   AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                           AMOUNT      COST       GAINS        LOSSES      VALUE
                                          --------   --------   ----------   ----------   --------
                                                           (DOLLARS IN THOUSANDS)
    Fixed maturity investments
      (available for sale):
      U.S. government and agencies......  $ 77,523   $ 76,667     $  959      $   (103)   $ 77,523
      States and political
         subdivisions...................    20,717     20,240        486            (9)     20,717
      Corporate securities..............    27,753     27,114        664           (25)     27,753
      Mortgage-backed securities........     3,243      3,243         --            --       3,243
                                          --------   --------       ----       -------    --------
                                          $129,236   $127,264     $2,109      $   (137)   $129,236
                                          ========   ========       ====       =======    ========

     The change in unrealized gains (losses) on fixed maturities for the years ended December 31, 1996, 1995, and 1994 was $(3,255,000), $13,025,000 and
$(16,574,000), respectively.

     The amortized cost and estimated fair value of fixed maturity securities, which are classified as available for sale at December 31, 1996, by contractual maturity, are shown as follows. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties:

                                                                   %                      %
                                                    AMORTIZED     OF         FAIR        OF
                       MATURITY                       COST       TOTAL      VALUE       TOTAL
    ----------------------------------------------  --------     -----     --------     -----
                                                             (DOLLARS IN THOUSANDS)
    One year or less..............................  $  2,255       1.3%    $  2,263       1.3%
    After one year through five years.............    79,731      47.6       79,434      47.8
    After five years through ten years............    59,821      35.7       59,186      35.6
    After ten years...............................    25,805      15.4       25,446      15.3
                                                    --------     -----     --------     -----
      Total.......................................  $167,612     100.0%    $166,329     100.0%
                                                    ========     =====     ========     =====
      Subject to call.............................  $ 41,495      24.7%    $ 41,280      24.8%

     Fixed maturity securities valued at approximately $17,670,000 and $10,569,000 were on deposit with various governmental authorities at December 31, 1996 and 1995, respectively, as required by law.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Equity securities at December 31, 1996 and 1995 consist of investments in various industry groups as follows:

                                                         1996                    1995
                                                  -------------------     -------------------
                                                               FAIR                    FAIR
                                                   COST        VALUE       COST        VALUE
                                                  -------     -------     -------     -------
                                                            (DOLLARS IN THOUSANDS)
    Banks, trust and insurance companies........  $   800     $   863     $12,038     $13,071
    Industrial, miscellaneous and all other.....   20,589      42,715      12,430      18,341
                                                  -------     -------     -------     -------
      Total.....................................  $21,389     $43,578     $24,468     $31,412
                                                  =======     =======     =======     =======

     The carrying value of the Company's investment in equity securities is fair value. As of December 31, 1996, gross unrealized gains and gross unrealized losses on equity securities were $22,912,000 and $723,000, respectively. Gross unrealized gains and gross unrealized losses on equity securities were $9,054,000 and $2,110,000, respectively, as of December 31, 1995.

     Included in equity securities at December 31, 1996, is an investment in a certain equity security with a cost of $3,366,000 and a fair value of $17,892,000.

     The change in unrealized gains (losses) on equity securities for the years ended December 31, 1996, 1995 and 1994 was $15,245,000, $9,369,000 and
$(2,725,000), respectively.

     Interest and investment income, including realized gains (losses), consists of the following:

                                                               YEARS ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                (DOLLARS IN THOUSANDS)
    Cash and cash equivalents.............................  $ 1,666     $ 1,571     $   561
    Fixed maturity securities.............................    9,431       8,254       9,569
    Equity securities.....................................    4,823       5,091         688
    Short-term investments................................      165         155         429
    Notes receivable......................................    2,675       2,355       1,450
    Other.................................................   (1,068)        190        (779)
                                                            -------     -------     -------
                                                            $17,692     $17,616     $11,918
                                                            =======     =======     =======

     Total realized gains (losses) included in interest and investment income amounted to $2,625,000, $5,213,000 and $(3,086,000) for the years ended December 31, 1996, 1995 and 1994, respectively.

     During the years ended December 31, 1996, 1995, and 1994, gross realized gains on sales of fixed maturity securities considered available for sale were $452,000, $1,700,000 and $248,000, respectively; and gross realized losses were $714,000, $1,331,000 and $3,057,000, respectively. Gross proceeds from the sale of fixed maturity securities considered available for sale amounted to $93,108,000, $188,902,000 and $101,323,000, during the years ended December 31,
1996, 1995, and 1994, respectively.

     During the years ended December 31, 1996, 1995 and 1994, gross realized gains on sales of equity securities considered available for sale were $5,937,000, $5,111,000 and $634,000, respectively; and gross realized losses were $1,962,000, $457,000 and $132,000, respectively. Gross proceeds from the sale of equity securities amounted to $89,404,000, $25,622,000 and $11,112,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

D.  NOTES RECEIVABLE

     Notes receivable consist of the following:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Mortgage notes, secured by various deeds of trust, installments due monthly including interest at rates ranging from 7.5% to
      10%, due through 2016..........................................  $   512     $ 1,484
    Promissory notes, secured by various assets and unsecured, installments due monthly including interest at rates ranging
      from 8.25% to 13%, due through 2005............................   11,463      13,002
    Promissory notes due from unconsolidated real estate partnerships at 12%, unsecured and secured by various deeds of trust, due
      through 1997...................................................       --       2,277
    Promissory note due from the Company's Chief Executive Officer, secured by a deed of trust, in monthly installments including
      interest at 9.5%, due through 2001.............................      471         587
    Officer and employee secured and unsecured notes receivable at
      rates ranging from 7.0% to 11.0%, due through 2001.............    1,525       1,517
                                                                       -------     -------
                                                                        13,971      18,867
    Allowance for doubtful receivables...............................   (2,654)     (2,941)
                                                                       -------     -------
                                                                       $11,317     $15,926
                                                                       =======     =======

     The allowance for doubtful receivables is primarily related to promissory notes at December 31, 1996, and notes receivable due from unconsolidated real estate partnerships at December 31, 1995. Interest income is not recognized on the Company's non-performing notes receivable.

     The carrying amounts and estimated fair values of the Company's notes receivable were as follows at December 31, 1996 and 1995 (dollars in thousands):

                                                                 DECEMBER 31,
                                                  -------------------------------------------
                                                         1996                    1995
                                                  -------------------     -------------------
                                                  CARRYING     FAIR       CARRYING     FAIR
                                                  AMOUNT       VALUE      AMOUNT       VALUE
                                                  -------     -------     -------     -------
    Mortgage notes..............................  $   412     $   412     $ 1,404     $ 1,404
    Other promissory notes......................    8,909       8,909      12,466      12,466
    Affiliated notes............................    1,996       1,996       2,056       2,056
                                                  -------     -------     -------     -------
                                                  $11,317     $11,317     $15,926     $15,926
                                                  =======     =======     =======     =======

     The fair values of significant notes receivable are established using discounted cash flow analyses based on current market interest rates and comparison of rates being received to interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. All other notes receivable are not significant individually or in the aggregate, or are current and at market rates, and their carrying value approximates fair value.

     In September 1991, Manchester Development Corporation ("Manchester"), a wholly-owned subsidiary, sold certain real estate investments and operating properties to Folco Development Corporation ("Folco"), of which the Company's Chief Executive Officer and spouse are sole shareholders, at the assets' net book value of $2,211,000. This transaction resulted in a note receivable from Folco to Manchester of approximately $1,492,000 secured by subordinated deeds of trust on the 11 office buildings included in the sale to Folco; see Note E. In connection with the sale, the existing leases of space by the Company were amended thereby

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES increasing rental rates approximately 20%. The terms of the agreement between Manchester and Folco provide that each of the subordinated deeds of trust will be released and reconveyed upon payment to Manchester of 15% of the net sales proceeds from the sale of the property encumbered by the subordinated deeds of trust. As of December 31, 1996 and 1995, the balance outstanding on the note approximated $471,000 and $587,000, respectively, and one property remains unsold.

E.  INVESTMENTS IN REAL ESTATE AND PARTNERSHIPS

     At December 31, 1996, the Company had financial interests ranging from 22% to 50% in three real estate partnerships which are accounted for under the equity method. The Company had financial interests ranging from 22% to 50% in five real estate partnerships which were accounted for under the equity method at December 31, 1995. These partnerships are involved in the ownership and management of commercial office buildings, retail facilities and have acquired specific parcels of real property for investment purposes. The Company, through Manchester Development Corporation ("Manchester"), a wholly-owned subsidiary, had a general partnership interest in one of the three real estate partnerships at December 31, 1996, and general partnership interests in three of the five real estate partnerships at December 31, 1995. See Note N.

     Two of these partnerships, representing raw land investments, also have officers and directors of the Company as partners with ownership interests that are based on cash contributions. These two partnerships require that all of the partners, including the Company, make pro-rata capital contributions should the partnerships require additional funds to pay liabilities.

     On May 16, 1996, the Company paid $3.1 million to acquire a first lien loan of $3.4 million secured by a commercial office building owned by a real estate partnership in which Manchester is the sole general partner. During 1996, but prior to the Company's acquisition of the loan, officers and directors of the Company assigned their ownership interests in the real estate partnership to Manchester. The Company leases space in the commercial office building.

     On September 30, 1996, the Company accepted the assignment from a real estate partnership of the right to redeem a retail shopping center valued at $4.5 million in exchange for a net payment of $434,000. Officers and directors of the Company, who have ownership interests in the real estate partnership, assigned their rights to redeem to the Company. On November 21, 1996, the Company redeemed the retail property at a price of $2.8 million. The Company continues to collect rent from the retail tenants while actively marketing the property for sale. The property is carried at cost, which approximates fair value.

     Summarized combined financial information of the unconsolidated partnerships is as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                             ------------------------------
                                                              1996       1995        1994
                                                             ------     -------     -------
                                                                 (DOLLARS IN THOUSANDS)
    Total assets, primarily land, development and
      improvement costs....................................  $3,960     $14,096     $16,123
    Total liabilities, primarily notes and mortgages
      payable..............................................     841      12,664      13,784
                                                             ------     -------     -------
    Partners' equity.......................................  $3,119     $ 1,432     $ 2,339
                                                             ======     =======     =======
    Revenue................................................  $  378     $ 1,568     $ 1,609
                                                             ======     =======     =======
    Net loss...............................................  $  (73)    $  (515)    $  (367)
                                                             ======     =======     =======

     At December 31, 1996, the Company had a 92.5% and a 76% interest in real estate partnerships which are consolidated with the Company. The Company also had a 76% interest in a real estate partnership which was consolidated with the Company at December 31, 1995.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

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

     Investments in real estate and partnerships consist of the following:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Investments in real estate:
      Land...........................................................  $ 7,476     $ 4,223
      Commercial buildings, net of accumulated depreciation of $2,925
         and $2,160..................................................    6,537       5,924
    Investments in unconsolidated partnerships.......................    1,806       1,979
                                                                       -------     -------
                                                                        15,819      12,126
    Valuation allowance..............................................   (4,467)     (3,467)
                                                                       -------     -------
                                                                       $11,352     $ 8,659
                                                                       =======     =======

F.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
                                                                          (DOLLARS IN
                                                                          THOUSANDS)
    Land...........................................................  $  4,370     $  1,757
    Buildings......................................................    14,700       12,839
    Leasehold improvements.........................................     9,452        7,299
    Furniture, fixtures and equipment..............................    71,365       61,510
                                                                     --------     --------
                                                                       99,887       83,405
    Accumulated depreciation and amortization......................   (61,270)     (49,665)
                                                                     --------     --------
                                                                     $ 38,617     $ 33,740
                                                                     ========     ========

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

G.  NOTES PAYABLE

     Notes payable consist of the following:

                                                                                   DECEMBER 31,
                                                                               ---------------------
                                                                                 1996         1995
                                                                               --------     --------
                                                                                    (DOLLARS IN
                                                                                    THOUSANDS)
    Credit agreement, secured by common stock of certain Insurance
      Subsidiaries, with principal due quarterly and interest due monthly at
      LIBOR rate plus 2.0% (7.39% at December 31, 1996), due September
      2001...................................................................  $ 18,250     $ 21,250
    Bank revolving credit facility, secured by common stock of certain
      Insurance Subsidiaries, with interest due quarterly at prime rate
      (8.25%) at December 31, 1996), principal due quarterly beginning
      December 1997, due September 2001, unused portion of $8 million and $13
      million at December 31, 1996 and 1995..................................     5,000           --
    Equipment line of credit, secured by equipment, with interest due monthly at prime rate plus 1.00% (9.25% at December 31, 1996), principal, due
      March 1997, unused portion of $414 and $212 at December 31, 1996 and
      1995...................................................................     5,586        4,788
    Bank promissory note, secured by equipment, with principal and interest due monthly at LIBOR plus 1.77% (7.16% at December 31, 1996), due
      October 1997...........................................................     2,760        6,156
    Bank promissory note, secured by equipment, with principal and interest due monthly at LIBOR plus 1.77% (7.16% at December 31, 1996), due
      October 1998...........................................................     4,787        7,246
    Bank promissory note, secured by equipment, with principal and interest due monthly at LIBOR plus 2.10% (7.49% at December 31, 1996), due June
      1999...................................................................     3,282        4,405
    Bank promissory note, secured by equipment, with principal and interest at 30 day commercial paper rate plus 2.44% (8.03% at December 31,
      1996), due September 2000..............................................     7,031           --
    Promissory note, guaranteed by United States Small Business
      Administration, with interest only at 7.59% due monthly and principal
      due at maturity, September 2006........................................     3,000           --
    Promissory note, secured by real estate, with principal and interest due
      monthly at 9.875%, due April 1998......................................     1,723           --
    Liquid Yield Option Notes, zero coupon, subordinated convertible notes
      due 2009 with interest at 5.5%.........................................    97,013       91,951
    Other promissory notes with various interest rates and maturities........       490          251
                                                                               --------     --------
                                                                               $148,922     $136,047
                                                                               ========     ========

     Principal maturities, including accretion of original issue discount, are as follows (dollars in thousands):

            1997......................................................  $ 17,587
            1998......................................................    11,565
            1999......................................................     8,057
            2000......................................................     6,927
            2001......................................................     4,688
            Thereafter................................................   190,835
                                                                        --------
                                                                        $239,659
                                                                        ========

     The Company's Credit Agreement, dated as of September 21, 1995, which includes a $22 million term loan and a $13 million revolving credit facility, is collateralized by the common stock of certain Insurance Subsidiaries. Additionally, the Company must comply with certain affirmative and negative covenants related to the Credit Agreement which require, among other things, that the Company maintain certain financial ratios related to liquidity, net worth, capitalization, investments, restricted payments and certain dividend restrictions. The Company is in compliance with these covenants. At December 31, 1996, the maximum

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES amount available to make restricted payments and to pay dividends is $15,640,000 based on provisions contained in the Credit Agreement.

     The Company has entered into an interest rate swap agreement concurrent with the funding of the Credit Agreement, dated as of September 21, 1995, which is principally used by the Company in the management of interest rate exposure. The interest rate swap agreement is accounted for on the accrual basis. Income and expense are recorded in the same category as that arising from the related debt. Amounts to be paid or received under interest rate swap agreements are recognized as interest income or expense in the period in which they accrue. The interest rate swap agreement has not had a material impact on the Consolidated Financial Statements. See Note N.

     In February 1994, the Company issued zero coupon, convertible subordinated LYONs due February 2009 at an interest rate of 5.5% with a principal amount at maturity of $235,750,000. Net proceeds to the Company were approximately $101,000,000. The proceeds were used for investment and general corporate purposes, including the repurchase of treasury shares. See Note K.

     The carrying amounts and estimated fair values of the Company's notes payable were as follows at December 31, 1996 and 1995 (dollars in thousands):

                                                                 DECEMBER 31,
                                              ---------------------------------------------------
                                                       1996                        1995
                                              -----------------------     -----------------------
                                              CARRYING                    CARRYING
                                               AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                              --------     ----------     --------     ----------
    Short-term borrowings...................  $  5,710      $   5,710     $  4,908      $   4,908
    Long-term borrowings, variable rate.....    41,110         41,110       39,070         39,070
    Long-term borrowings, fixed rate........   102,102         93,214       92,069         86,132
                                              --------       --------     --------       --------
                                              $148,922      $ 140,034     $136,047      $ 130,110
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

H.  INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                                YEARS ENDED DECEMBER 31,
                                                             ------------------------------
                                                              1996        1995        1994
                                                             -------     -------     ------
                                                                 (DOLLARS IN THOUSANDS)
    Current................................................  $ 2,405     $(2,729)    $  (27)
    Deferred...............................................   13,811       4,120      3,913
                                                             -------     -------     ------
                                                             $16,216     $ 1,391     $3,886
                                                             =======     =======     ======

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Total income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 was allocated as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996        1995       1994
                                                              -------     ------     ------
                                                                 (DOLLARS IN THOUSANDS)
    Income from continuing operations.......................  $16,216     $1,828     $2,594
    Extraordinary gain (loss)...............................       --       (437)     1,292
                                                              -------     ------     ------
                                                              $16,216     $1,391     $3,886
                                                              =======     ======     ======

     Deferred income tax expense (benefit) consists of the following:

                                                                YEARS ENDED DECEMBER 31,
                                                             ------------------------------
                                                              1996        1995       1994
                                                             -------     ------     -------
                                                                 (DOLLARS IN THOUSANDS)
    Provision for claim losses in excess of statutory
      amounts..............................................  $ 5,108     $4,890     $(2,305)
    Employee benefit accruals..............................   (1,847)        81       1,704
    (Excess) deficit book over tax bad debt expense........      304       (535)        618
    Other acquisition accruals.............................    1,862        610       1,314
    Statutory unearned premium reserve.....................    3,624        303       3,630
    Investment securities..................................    5,481         --        (496)
    Accelerated depreciation...............................   (1,068)        --         200
    Investments in partnerships............................     (434)        --         250
    Investments in real estate.............................      128         --          --
    Change in valuation allowance..........................       --         --      (1,343)
    Section 338(h)(10) gain deferral.......................     (153)      (504)         --
    Other..................................................      806       (725)        341
                                                             -------     ------     -------
                                                             $13,811     $4,120     $ 3,913
                                                             =======     ======     =======

     The effective tax rate differs from the statutory income tax rate as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                                                   1996     1995      1994
                                                                   ----     -----     -----
    Statutory income tax rate....................................  41.0%     34.0%     35.0%
    Tax exempt interest income...................................   (.8)    (23.3)    (10.9)
    Exclusion of certain meal and entertainment expenses.........   2.0       6.5       1.2
    Change in valuation allowance................................    --        --      (8.4)
    Other........................................................  (2.2)      (.3)      7.3
                                                                   ----     -----     -----
                                                                   40.0%     16.9%     24.2%
                                                                   ====     =====     =====

     The 1996 statutory income tax rate includes the impact of state income taxes incurred by the Company's wholly-owned underwritten title companies.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     The deferred tax assets and liabilities at December 31, 1996 consist of the following:

                                                                       DEFERRED    DEFERRED
                                                                         TAX         TAX
                                                                       ASSETS      LIABILITIES
                                                                       -------     -------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Provision for claim losses in excess of statutory amounts........  $49,215     $    --
    Employee benefit accruals........................................    4,756          --
    Excess book over tax provision for bad debts.....................    5,758          --
    Other assets.....................................................    1,803          --
    Statutory unearned premium reserve...............................       --      47,470
    Accelerated depreciation.........................................       --         521
    Investment securities............................................       --       8,503
    Investments in partnerships......................................       --         460
    Investments in real estate.......................................       --         778
    Section 338(h)(10) gain deferral.................................       --       3,758
    Other acquisition accruals.......................................       --       3,266
    Other liabilities................................................       --       4,380
    Net operating loss available for carryover.......................      711          --
                                                                       -------     -------
                                                                        62,243      69,136
    Less: valuation allowance........................................      711          --
                                                                       -------     -------
    Total deferred taxes.............................................  $61,532     $69,136
                                                                       =======     =======

     The deferred tax assets and liabilities at December 31, 1995 consist of the following:

                                                                       DEFERRED    DEFERRED
                                                                         TAX         TAX
                                                                       ASSETS      LIABILITIES
                                                                       -------     -------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Provision for claim losses in excess of statutory amounts........  $32,284     $    --
    Employee benefit accruals........................................    2,354          --
    Excess book over tax provision for bad debts.....................    3,700          --
    Other assets.....................................................      274          --
    Statutory unearned premium reserve...............................       --      28,268
    Accelerated depreciation.........................................       --       1,165
    Investment securities............................................       --       3,022
    Investments in partnerships......................................       --       1,313
    Section 338 (h)(10) gain deferral................................       --       3,324
    Other acquisition accruals.......................................       --         278
    Other liabilities................................................       --       1,275
                                                                       -------     -------
    Total deferred taxes.............................................  $38,612     $38,645
                                                                       =======     =======

     Based upon the Company's current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of its existing deferred tax assets, net of the recorded valuation allowance. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     The Company's 1990 through 1994 Federal income tax returns are currently under examination by the Internal Revenue Service. Based on information currently available, management does not believe the outcome of these examinations will have a material impact on the financial condition or results of operations of the Company.

I.  SUMMARY OF RESERVE FOR CLAIM LOSSES

     A summary of the reserve for claim losses follows:

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1996         1995         1994
                                                         --------     --------     --------
                                                               (DOLLARS IN THOUSANDS)
    Beginning balance..................................  $146,094     $153,306     $142,512
      Reserves assumed with Nations Title Inc..........    45,171           --           --
      Reserves assumed with Fidelity Pennsylvania and
         ATIC..........................................        --           --        6,219
      Title claim loss provision related to:
         Current year..................................    32,505       23,901       38,575
         Prior years...................................       797       (4,870)     (10,737)
                                                         --------     --------     --------
      Total title claim loss provision.................    33,302       19,031       27,838
      Title claims paid, net of recoupments related to:
         Current year..................................    (2,430)      (2,818)      (1,742)
         Prior years...................................   (34,892)     (23,425)     (21,521)
                                                         --------     --------     --------
      Total title claims paid, net of recoupments......   (37,322)     (26,243)     (23,263)
                                                         --------     --------     --------
    Ending balance.....................................  $187,245     $146,094     $153,306
                                                         ========     ========     ========
    Provision for title claim losses to title insurance
      premiums.........................................      7.0%         6.7%         7.5%
    Net claims paid ratio..............................      7.8%         9.2%         6.3%

     The provision for claim losses includes an estimate of anticipated title claims and major claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on the Company's historical loss experience and other relevant factors. The Company monitors its claims experience on a continual basis and adjusts the provision for claim losses accordingly.

J.  COMMITMENTS AND CONTINGENCIES

     The Company's title insurance underwriting subsidiaries are, in the ordinary course of business, subject to claims made under, and from time-to-time are named as defendants in legal proceedings relating to, policies of insurance they have issued or other services performed on behalf of insured policyholders and other customers. The Company believes that the reserves reflected in its Consolidated Financial Statements are adequate to pay losses and loss adjustment expenses which may result from such claims and proceedings; however, such estimates may be more or less than the amount ultimately paid when the claims are settled.

     Effective January 1996, the Company extended the term of an employment agreement with its Chief Executive Officer for an additional period of five years through March 31, 2001. Under this extension, he is to receive a minimum annual base salary and an annual bonus based on the Company's performance. In addition, the Board of Directors may grant the Chief Executive Officer an annual merit bonus in cash or Common Stock based on his individual performance during each year of the extension.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Effective January 1, 1996, the Company entered into one year employment agreements with four of its key executives, whereby each was to receive a minimum annual base salary and an annual bonus based on the Company's performance. Bonuses in the form of cash or Common Stock could be paid to the executives at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee of the Board of Directors is currently negotiating new employment agreements with the four executives.

     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages.

     In October 1992, Fidelity California filed an action for declaratory relief in U.S. District Court (Eastern District-Fresno, California) to determine its obligations and liabilities, if any, under a certain title insurance policy issued to National Westminster Bank U.S.A. ("NatWest") (Fidelity National Title Insurance Company of California v. National Westminster Bank U.S.A. and related counterclaim). NatWest filed a counterclaim for damages and certain equitable relief seeking compensatory damages of approximately $7,732,000, punitive damages in an unspecified amount, attorneys' fees, interest and costs. The Company has a reinsurance agreement in place that will reimburse the Company for all amounts paid in excess of $2.0 million. Fidelity California previously recorded a claim loss reserve related to this matter in the Consolidated Financial Statements. The primary issues concern whether Fidelity California's policy insured the priority of NatWest's deed of trust over certain mechanics' lien claims and whether Fidelity California had an obligation to defend and indemnify NatWest against an action by a mechanic's lien claimant to enforce its claim of lien. As part of a counterclaim lawsuit, NatWest has added allegations of breach of the covenant of good faith and fair dealing. Fidelity California believes that the policy and endorsements issued to the insured exclude coverage for mechanics' liens. In September 1994, a three week trial was concluded. In April 1996, the U.S. District Court ruled in favor of Fidelity California on all counts. Thereafter, NatWest filed an appeal to the Ninth Circuit Court of Appeals. Appellate briefs are in the process of preparation and filing. No ruling has been received from the appellate court. Management believes that the ruling will not have a material adverse effect on Fidelity National Title Insurance Company of California or the Company.

     Management believes that no other actions depart from customary litigation incidental to the business of the Company and that resolution of all such litigation will not have a material adverse effect on the Company.

     In conducting its operations, the Company routinely holds customers' assets in trust, pending completion of real estate transactions. Such amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. The Company has a contingent liability relating to proper disposition of these balances for its customers which amounted to $329.4 million at December 31, 1996.

     The Company leases certain of its premises and equipment under leases which expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years.

     Future minimum operating lease payments are as follows (dollars in thousands):

            1997......................................................  $ 21,737
            1998......................................................    17,217
            1999......................................................    11,694
            2000......................................................     7,618
            2001......................................................     5,740
            Thereafter................................................     3,028
                                                                         -------
            Total future minimum operating lease payments.............  $ 67,034
                                                                         =======

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Rent expense incurred under operating leases during the years ended December 31, 1996, 1995 and 1994 was $23,413,000, $21,388,000 and $24,795,000,
respectively. Included in rent expense for 1996, 1995 and 1994 is $523,000, $523,000 and $772,000, respectively, paid to related parties.

K.  STOCKHOLDERS' EQUITY

     On March 31, 1994, the Company announced that its board of directors authorized the repurchase in the open market of up to 1.2 million shares of the Company's Common Stock, or a comparable amount of the Company's LYONs, which are convertible into 23.204 shares of Common Stock per $1,000 maturity amount of LYONs. On June 15, 1994, the Company's board of directors authorized the additional repurchase of up to 1.2 million shares of the Company's Common Stock or a comparable amount of the Company's LYONs. A third authorization to repurchase an additional 3.6 million shares of the Company's Common Stock or a comparable amount of the Company's LYONs was announced on August 11, 1994. On March 9, 1995, the Company announced that the board of directors authorized the additional repurchase of up to 2.4 million shares of the Company's Common Stock or comparable amount of LYONs. As of December 31, 1996, the Company had repurchased 5,685,738 shares of its Common Stock for an aggregate price of $56.3 million, or $9.90 per share, 193,600 shares, cost basis of $1.9 million, of which were reissued in connection with the acquisition of Nations Title Inc. Additionally, as of December 31, 1996, the Company had repurchased $48.0 million in maturity amount of LYONs for an aggregate price of $17.6 million. The repurchase of the LYONs resulted in an extraordinary gain of $2.4 million which is net of related income taxes, unamortized debt issuance costs and amortized original issue discount, and is reflected in the 1994 Consolidated Statement of Earnings.

     Title insurance companies, including underwriters, underwritten title companies and independent agents, are subject to extensive regulation under applicable state laws. Each insurance underwriter is usually subject to a holding company act in its state of domicile which regulates, among other matters, the ability to pay dividends and investment policies. The laws of most states in which the Company transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting principles, financial practices, establishing reserve and capital and surplus requirements, defining suitable investments for reserves, capital and surplus and approving rate schedules. The Company has analyzed its current Insurance Subsidiary structure and the regulatory environments of the various states of domicile of the Insurance Subsidiaries. Based on this analysis the Company has implemented a program to merge certain of its Insurance Subsidiaries, ultimately resulting in two Insurance Subsidiaries as opposed to the current eight. ATIC was merged into Fidelity Pennsylvania effective November 21, 1996 and Fidelity Title was redomesticated to California effective December 31, 1996.

     Pursuant to statutory accounting requirements of the various states in which the Insurance Subsidiaries are qualified, they must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined on a quarterly basis by statutory formula based upon either the age and dollar amount of policy liabilities underwritten or the age and dollar amount of statutory premiums written. As of December 31, 1996, the combined statutory unearned premium reserve required and reported for the Insurance Subsidiaries was $173.5 million.

     The Insurance Subsidiaries are regulated by the insurance commissioners of their respective states of domicile. Regulatory examinations usually occur at three year intervals. Examinations are currently in progress for Fidelity Pennsylvania (1995), Fidelity Tennessee (1995), ATIC (1994) and Nations Title (1995 and 1996). Examinations have been completed for Fidelity Title and Fidelity California as of and for the three-year period ended December 31, 1993.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     The Department of Commerce and Insurance of the State of Tennessee has completed the field portion of their triennial examination of Fidelity Tennessee as of and for the three-year period ended December 31, 1995. The Company has recently received a preliminary report of examination. The preliminary report, as forwarded to the Company by the Department of Commerce and Insurance of the State of Tennessee, indicates that the examiners are proposing certain immaterial adjustments. These adjustments have previously been included in the 1995 Fidelity Tennessee Statutory Annual Statement as amended and filed with insurance regulatory authorities.

     The Department of Insurance of the State of Florida has completed the field portion of their triennial examination of ATIC, which was merged into Fidelity Pennsylvania as of November 21, 1996, as of and for the three-year period ended December 31, 1994. The Company has received a preliminary report of examination. The preliminary report, as forwarded to the Company by the Department of Insurance of the State of Florida, indicates that the examiners are proposing adjustments that materially impact the statutory capital and surplus of ATIC, ultimately Fidelity Pennsylvania. Certain of these adjustments have not been included in the 1996 Fidelity Pennsylvania Statutory Annual Statement as filed with insurance regulatory authorities as the Company does not agree with these findings and has requested support for the examination report. These same adjustments have not been considered in the calculation of dividend capability, statutory surplus and statutory income (loss) reported below.

     The Kansas Department of Insurance has completed a triennial examination of Nations Title as of and for the two-year period ended December 31, 1995 and is currently performing an examination as of and for the year ended December 31, 1996. The Company received a report of examination as of and for the two-year period ended December 31, 1995. The report, as forwarded to the Company by the Kansas Department of Insurance, indicates that the examiners are proposing adjustments that materially impact the statutory capital and surplus of Nations Title. These adjustments have been included in the 1996 Statutory Annual Statement as filed with insurance regulatory authorities and have been considered in the calculation of dividend capability, statutory surplus and statutory income (loss) reported below. Further, Nations Title has recently entered into a voluntary consent order with the Kansas Department of Insurance agreeing to cease writing all new insurance business and to certain other conditions and restrictions. This is consistent with the Company's intent in acquiring Nations Title, which was to have all policies which formerly would have been issued by Nations Title issued by one of the Fidelity National Insurance Subsidiaries.

     Statutorily calculated net worth determines the maximum insurable amount under any single title insurance policy. As of January 1, 1997, the statutory single policy maximum insurable amounts for Fidelity Title, Fidelity Pennsylvania and Fidelity New York were $25.3 million, $30.5 million and $28.6 million, respectively. There are no statutory single risk limits prescribed for Fidelity California or Fidelity Tennessee. The statutory single risk limits for Nations Title, Nations New York and National are $2.4 million, $28.6 million and $7.3 million, respectively. Upon acquisition, the Company took action to have Nations Title business, as well as certain Nations New York and National business, written by Fidelity National Insurance Subsidiaries.

     The Insurance Subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. In the case of Fidelity Title and Fidelity Pennsylvania, the total amount of dividends made in any twelve-month period may not exceed the greater of 10% of the surplus as regards policyholders as of the last day of the preceding year or net income for the twelve-month period ending the last day of the preceding year. In the case of Fidelity New York, the total amount of dividends and distributions is limited to surplus as regards policyholders, excluding capital stock, less fifty percent of statutory premium reserve as of the last day of the preceding year and capital contributions received in the latest five-year period. As of January 1, 1997, Fidelity Title could pay dividends or make other

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES distributions to the Company of $5,621,000. Fidelity Pennsylvania and Fidelity New York do not have any dividend paying capability as of January 1, 1997.

     The combined statutory capital and surplus of the Insurance Subsidiaries was $77,125,000, $67,525,000 and $90,153,000 as of December 31, 1996, 1995 and
1994, respectively. The December 31, 1996, combined capital and surplus includes $11,189,000 of restricted surplus resulting from the aggregate excess of loss reinsurance transaction entered effective December 31, 1996. The Company has submitted the aggregate excess of loss reinsurance contract to the appropriate Departments of Insurance for approval. See Note A. The combined statutory income
(loss) of the Insurance Subsidiaries was $17,451,000, $(1,533,000) and $6,664,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Combined statutory income for the year ended December 31, 1996, also includes a reinsurance gain of $11,189,000 related to the aggregate excess of loss reinsurance transaction. These amounts do not include certain of the proposed ATIC examination adjustments previously discussed.

     As a condition to continued authority to underwrite policies in the states in which the Insurance Subsidiaries conduct their business, the Insurance Subsidiaries are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, the Company's escrow and trust business is subject to regulation by various state banking authorities.

     Pursuant to statutory requirements of the various states in which the Insurance Subsidiaries are domiciled, they must maintain certain levels of minimum capital and surplus. Under California law, the minimum statutory requirement is $500,000 for paid-in capital represented by shares of stock. Under Tennessee law, minimum statutory requirements are $100,000 for capital, and $500,000 for capital and surplus combined. Under Pennsylvania law, the minimum statutory requirements are capital of not less than $250,000, and paid in initial surplus at least equal to fifty percent of capital. Under New York law, the minimum statutory requirement is $250,000 for capital and initial surplus. Under Kansas law, minimum statutory requirements are $450,000 for capital and $300,000 for initial surplus. Each of the Company's title underwriters have complied with the minimum statutory requirements as of December 31, 1996.

     In April 1996, the National Association of Insurance Commissioners ("NAIC") published the Title Insurers Model Act (the "Act"). The purpose of the Act is to provide guidance to the state insurance regulatory agencies relative to the effective regulation and supervision of the title insurance industry and title insurers. The Act addresses aspects of the title insurance industry from corporate structure and financial and accounting information to market conduct and legal standards. Certain provisions of the Act will be phased in over a multi-year period. The Company has not determined the impact, if any, of the Act on the financial condition or operations of the Insurance Subsidiaries.

     The UTCs are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth and dividend capability. Minimum net worth of $7.5 million and $2.5 million is required for Fidelity National Title Company ("FNTC") and Fidelity National Title Company of California ("FNCAL), respectively. In addition, the Company has agreed to notify the State of California Department of Insurance of dividend payments by FNTC and FNCAL greater than 30% of earnings before income taxes through 1998. See Note B.

L.  EMPLOYEE BENEFIT PLANS

     Employee benefits include an employee stock purchase plan, three stock option plans and a 401(k) plan.

     In 1987, stockholders approved the adoption of an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP and subsequent amendments, there are 7,260,000 shares of the Company's Common Stock available for purchase at current market prices by Company employees who meet certain vesting requirements. Pursuant to the ESPP, Company employees may contribute an amount between 5% and 15% of their base salary and certain commissions. The Company contributes varying amounts as specified in the ESPP.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

During the years ended December 31, 1996, 1995 and 1994, 307,315, 287,183 and 330,827 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $13.69, $10.75 and $11.97 per share, respectively. The Company contributed $1.2 million or the equivalent of 88,610 shares for the year ended December 31, 1996, $1.4 million or the equivalent of 130,508 shares for the year ended December 31, 1995 and $1.3 million or the equivalent of 113,403 shares for the year ended December 31, 1994 in accordance with the employer's matching contribution. A total of 5,537,617 shares have been purchased by both the ESPP and employees since the adoption of the ESPP.

     In 1987, stockholders also approved the adoption of a Stock Option Plan ("1987 Option Plan"). Under the terms of the 1987 Option Plan, the Company may grant stock options to certain key employees and non-employee directors or officers. The number of shares issuable under the 1987 Option Plan is 1,497,375 shares of Common Stock at not less than fair market value on the date of grant. Employees are eligible to receive incentive stock options or non-qualified stock options and non-employee directors are eligible to receive non-qualified stock options. Options available to directors or officers may not exceed one-half of the aggregate number of shares available for grant. All options granted become exercisable at the discretion of the Board of Directors and expire five to eleven years from the date of grant. Options that lapse or are canceled prior to exercise are added to the shares authorized for future grants. The 1987 Option Plan, which may be terminated at the discretion of the Board of Directors, expires December 31, 1996 with respect to incentive stock options and December 31, 1997, with respect to non-qualified stock options. See table below.

     In 1992, the stockholders approved the adoption of the 1991 Stock Option Plan ("1991 Option Plan"). Under the terms of the 1991 Option Plan, options may be granted to officers and key employees of the Company or any or all of its present or future subsidiaries. The number of shares reserved for issuance under the 1991 Option Plan and subsequent amendments is 2,147,750 shares of Common Stock, which may be newly issued or treasury shares. The per share option price is determined at the date of grant. The option price may be less than the fair market value of the Common Stock at the date of grant to reflect the application of the optionee's deferred bonus, if applicable. Options granted under the 1991 Option Plan shall be exercisable in such installments and for such periods as may be fixed at the time of grant, but in no event shall any stock options extend for a period in excess of 12 years from the date of grant.

     In 1994, the stockholders approved the adoption of the 1993 Stock Plan ("1993 Plan"). Under the terms of the 1993 Plan, options may be granted to officers, key employees and non-employee directors of the Company. The number of shares of Common Stock reserved for issuance under the 1993 Plan is 907,500. The per share option price is determined at the date of grant provided that the price for incentive stock options shall not be less than 100% of their market value or award stock shares. The 1993 Plan also contains an automatic grant of non-qualified stock options to non-employee directors at an exercise price equal to 100% of fair value at date of grant, and the right to exercise such options shall vest equally over three years.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     The following table sets forth activity in the 1987 and 1991 Stock Option Plans and the 1993 Stock Plan from December 31, 1994 through December 31, 1996:

                                                                             1991 STOCK OPTION PLAN
                                          1987 STOCK OPTION PLAN                                           1993 STOCK PLAN
                                  ---------------------------------------   ------------------------   -----------------------
                                  INCENTIVE   NON-QUALIFIED    EXERCISE                   EXERCISE                  EXERCISE
                                   OPTIONS       OPTIONS         PRICE        SHARES      PRICE(1)      SHARES       PRICE
                                  ---------   -------------   -----------   ----------   -----------   --------   ------------
Outstanding at December 31,
  1994..........................      3,989        505,175    $1.25-12.60    1,318,089   $ 1.34-8.82     77,440   $11.47-12.26
  Granted in 1995...............         --        302,500     8.37-10.74       56,089          4.34     88,330      8.26-8.98
  Exercised in 1995.............     (1,995)            --           1.25     (213,159)     .89-8.59         --             --
  Expired or cancelled in
    1995........................         --             --             --           --            --    (19,965)   10.42-12.26
                                     ------      ---------    -----------    ---------   -----------   ---------   -----------
Outstanding at December 31,
  1995..........................      1,994        807,675    $1.25-12.60    1,161,019   $  .89-8.82    145,805   $ 8.26-12.26
  Granted in 1996...............         --        294,250          11.59       95,181          6.82     27,500          11.72
  Exercised in 1996.............         --             --             --      (58,135)     .72-8.19         --             --
  Expired or cancelled in
    1996........................         --        (63,525)    8.37-12.60      (25,722)    4.05-8.19         --             --
                                     ------      ---------    -----------    ---------   -----------   ---------   -----------
Outstanding at December 31,
  1996..........................      1,994      1,038,400    $1.25-12.60    1,172,343   $  .72-8.19    173,305   $ 8.26-12.26
                                     ======      =========    ===========    =========   ===========   =========   ===========
Exercisable at December 31,
  1996..........................      1,994        744,150    $1.25-12.60    1,172,343   $  .72-8.19    139,775   $ 8.26-12.26
                                     ======      =========    ===========    =========   ===========   =========   ===========
Exercisable through.............  July 1998   October 2005                  April 2008                 May 2005

---------------
(1) There were 311,521 options granted in 1994. These options were granted at an exercise price of $11.47 to key employees of the Company who applied deferred bonuses expensed in 1993 amounting to $1,287,000 to the exercise price reducing it to $7.34 per share if exercised within the first year of grant. This is a non-variable plan that allows for exercise prices with a fixed discount from the quoted market price. The exercise price of these options decreases approximately 3.0% per year through 1999 and $.13 per share from 2000 through 2005, at which time the exercise price will be $5.45. 56,089 options were granted in 1995 at an exercise price of $8.47 to key employees of the Company who applied deferred bonuses expensed in 1994 amounting to $236,773 to the exercise price, reducing it to $4.34 if exercised within the first year of the grant. The exercise price of these options decreases approximately 6.0% per year through 2000 and $.18 per share from 2001 through 2006, at which time the exercise price will be $1.77. In 1996, 95,181 options were granted at an exercise price of $11.36 to key employees of the company who applied deferred bonuses expensed in 1995 amounting to $432,640 to the exercise price, reducing it to $6.82 if exercised within the first year of the grant. The exercise price of these options decreases approximately 5% per year through 2001 and $.20 per share from 2002 through 2007, at which time the exercise price will be $4.00.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25") and related Interpretations in accounting for its employee stock options. As discussed below, in management's opinion, the alternative fair value accounting provided for under Statement of Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("Statement 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

     Pro forma information regarding net earnings and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions. The risk free interest rate used in the calculation is the rate on the date the options were granted. The risk free interest rate used for options granted during 1996 was 6.5% and for options granted during 1995 the risk free interest rate used was 6.9%. A volatility factor for the expected market price of the Common Stock of 50% was used for options granted in

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

1996 and 1995. A weighted average expected life of seven years was used as the Company has little history of options being exercised.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purpose of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                         1996        1995
                                                                        -------     ------
    Pro forma net earnings............................................  $22,390     $5,509
    Pro forma earnings per share
      Primary.........................................................  $  1.57     $  .39
      Fully diluted...................................................  $  1.37     $  .39

     A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                                     1996                           1995
                                         ----------------------------   ----------------------------
                                          NUMBER     WEIGHTED-AVERAGE    NUMBER     WEIGHTED-AVERAGE
                                         OF SHARES    EXERCISE PRICE    OF SHARES    EXERCISE PRICE
                                         ---------   ----------------   ---------   ----------------
    Stock options outstanding beginning
      of year........................... 2,116,493        $ 7.79        1,904,693        $ 7.51
    Stock options granted...............   416,931         10.51          446,919          8.11
    Stock options exercised.............   (58,135)         4.78         (215,154)         5.16
    Stock options canceled..............   (89,248)        10.00          (19,965)        11.95
                                         ---------        ------        ---------        ------
    Stock options outstanding, end of
      year
                                         2,386,041        $ 8.16        2,116,493        $ 7.79
                                         =========        ======        =========        ======
    Exercisable at end of year.......... 2,056,268            --        1,795,723            --
    Weighted-average fair value of
      options granted during the year... $   11.57            --        $    8.74            --

     The weighted average remaining contractual life of those options is 8 years.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

M.  SUPPLEMENTARY CASH FLOW INFORMATION

     The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

                                                               YEARS ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                (DOLLARS IN THOUSANDS)
    Cash paid (refunded) during the year:
      Interest............................................  $ 4,766     $ 5,818     $ 4,022
                                                            =======     =======     =======
      Income taxes........................................  $14,334     $(3,147)    $12,286
                                                            =======     =======     =======
    Non-cash investing and financing activities:
                                                            =======     =======     =======
      Dividends declared and unpaid.......................  $   975     $   860     $   855
                                                            =======     =======     =======
      Discount on purchase of ATIC Preferred Stock,
         increase in reserve for claim losses.............  $    --     $    --     $ 6,219
                                                            =======     =======     =======
      Acquisition of ACS Systems, Inc. (See Note B.)......  $    --     $    --     $ 2,681
                                                            =======     =======     =======
      Acquisition of Nations Title Inc....................  $ 2,130     $    --     $    --
                                                            =======     =======     =======
      Acquisition of Fidelity National Tax................  $ 2,520     $    --     $    --

N.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF RISK

     The Company generates a significant amount of title insurance premiums in California and Texas, 38.5% and 8.9% in 1996, 43.6% and 10.1% in 1995 and 37.9%
and 10.7% in 1994. respectively.

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

     Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the trade receivables credit risk. The Company controls credit risk through monitoring procedures.

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

     The counterparty to the agreement relating to the Company's interest rate swap instrument consists of a major high credit quality financial institution. The Company does not believe that there is significant risk of nonperformance by this counterparty because the Company continually monitors the credit rating of such counterparties and limits the financial exposure and the amount of agreements entered into with any one financial institution. While the notional amounts of financial instruments are often used to express the volume of these transactions, the potential accounting loss on these transactions if the counterparty failed to perform is limited to the amounts, if any, by which the counterparty's obligation under the contract exceeds the obligation of the Company to the counterparty.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     The Company has a significant concentration of credit risk in its real estate operation which owns commercial real estate properties for its title insurance related direct operations in California and Arizona. As of December 31, 1996 and 1995, the Company's investments in real estate and partnerships totalled $11,352,000 and $8,659,000, respectively. Real estate related notes receivable of $983,000 and $1,992,000, respectively, were outstanding at December 31, 1996 and 1995, and were secured by either commercial real estate or were due from real estate related partnerships. The balance at December 31, 1995, is net of reserves of $2,357,000. The Company feels that this concentration of credit risk is adequately secured by either the underlying real estate or the related assets available from the general partners guaranteeing the loans. See Notes D and E.

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

        Independent Auditors' Report.

        Consolidated Balance Sheets as of December 31, 1996 and 1995.

        Consolidated Statements of Earnings for the years ended December 31, 1996, 1995 and 1994.

        Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 1996, 1995 and 1994.

        Consolidated Statements of Cash Flows for the years ended December 31,
         1996, 1995 and 1994.

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

     (a)(3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

EXHIBIT
 NUMBER                                       DESCRIPTION
--------  ------------------------------------------------------------------------------------
 3        Charter and Bylaws of the Issuer.
 3.1      Certificate of Incorporation of Registrant, with Amendments, incorporated by reference from Form S-1, Registration No. 33-11321.
 3.1.1    Amendment to Article FOURTH of Certificate of Incorporation of Registrant dated
          February 2, 1989 and approved by the stockholders of the Company on March 24, 1989, incorporated by reference from Form 10-K filed January 29, 1990.
 3.1.2    Amendment to Article FOURTH of Certificate of Incorporation of Registrant dated June
          10, 1992 and approved by the stockholders of the Company on July 15, 1992, incorporated by reference from Proxy Statement on Schedule 14A dated June 17, 1992.

EXHIBIT
 NUMBER                                       DESCRIPTION
--------  ------------------------------------------------------------------------------------
 3.1.3    Amendment to Article FOURTH of Certificate of Incorporation of Registrant dated June
          15, 1993 and approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Proxy Statement on Schedule 14A dated May 5, 1993.
 3.1.4    Amendment to Article FOURTH of Certificate of Incorporation of Registrant dated June
          14, 1994 and approved by the stockholders of the Company on June 14, 1994, incorporated by reference from Proxy Statement on Schedule 14A dated May 11, 1994.
 3.2      Bylaws of Registrant with Amendments, incorporated by reference from Form S-1,
          Registration No. 33-11321.
 3.2.1    Amendment to Article VII, Section 7 of the Bylaws of Registrant dated April 22,
          1988, incorporated by reference from Form 10-K filed January 29, 1990.
 3.2.2    Amendment to Article III, Section 3(d) of the Bylaws of Registrant dated September
          14, 1991, incorporated by reference from Form 10-K filed March 29, 1993.
 3.2.3    Amendment to Article II, Section 1(b) of the Bylaws of Registrant dated October 29,
          1991, incorporated by reference from Form 10-K filed March 29, 1993.
 3.2.4    Amendment to Article II, Section 1(b) of the Bylaws of Registrant dated December 10,
          1991, incorporated by reference from Form 10-K filed March 29, 1993.
 3.2.5    Amendment to Article IV, Sections 1(a) and (b) and Section 4 of the Bylaws of
          Registrant dated June 9, 1992, incorporated by reference from Form 10-K filed March
          29, 1993.
 4        Instruments Defining Rights of Security Holders.
 4.1      Specimen Certificate, incorporated by reference from Form S-1, Registration No.
          33-11321.
 4.2      Articles FOURTH and EIGHTH of Certificate of Incorporation of Registrant, with
          Amendments, incorporated by reference from Form S-1, Registration No. 33-11321.
 4.2.1    Amendment to Article FOURTH of Certificate of Incorporation of Registrant dated
          February 2, 1989 and approved by the stockholders of the Company on March 24, 1989, incorporated by reference from Form 10-K filed January 29, 1990.
 4.2.2    Amendment to Article FOURTH of Certificate of Incorporation of Registrant dated June
          10, 1992 and approved by the stockholders of the Company on July 15, 1992, incorporated by reference from Proxy Statement on Schedule 14A dated June 17, 1992.
 4.2.3    Amendment to Article FOURTH of Certificate of Incorporation of Registrant dated June
          14, 1994 and approved by the stockholders of the Company on June 14, 1994, incorporated by reference from Proxy Statement on Schedule 14A dated May 11, 1994.
 4.3      Articles II and IV of the Bylaws of the Registrant with Amendments, incorporated by reference from Form S-1, Registration No. 33-11321.
 4.4      Subscription Documents, incorporated by reference from Form S-1, Registration No.
          33-11321.
10        Material Contracts.
10.1      Employment Agreement effective as of April 1, 1991, between William P. Foley, II and
          Fidelity National Financial, Inc., incorporated by reference from Form 10-K filed
          March 23, 1992.
10.1.1    First amendment to Employment Agreement between William P. Foley, II and Fidelity
          National Financial, Inc., effective as of January 1, 1996.
10.1.2    Employment Agreements effective as of January 1, 1996 between four key executives and Fidelity National Financial, Inc.
10.2      Sale Agreement with Exhibits dated August 23, 1991 between Fidelity National
          Financial, Inc. and Meridian Bank, a Pennsylvania banking corporation, incorporated by reference from Form 10-K filed March 23, 1992.

EXHIBIT
 NUMBER                                       DESCRIPTION
--------  ------------------------------------------------------------------------------------
10.4      Fidelity National Financial, Inc. 1987 Stock Option Plan, incorporated by reference from Form S-1, Registration No. 33-11321.
10.4.1    Amendments to Fidelity National Financial, Inc. 1987 Stock Option Plan approved by the stockholders of the Company on March 24, 1989, incorporated by reference from
          Form S-8, Registration No. 33-34300.
10.5      Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan, incorporated by reference from Form S-1, Registration No. 33-11321.
10.5.1    Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan
          approved by the stockholders of the Company on March 24, 1989, incorporated by reference from Form S-8, Registration No. 33-15027.
10.5.2    Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan,
          incorporated by reference from Form S-8, Registration No. 33-45709.
10.5.3    Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan
          approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Form S-8, Registration No. 33-64836.
10.5.4    Amendments to Fidelity National Financial, Inc. 1987 Stock Purchase Plan approved by the stockholders of the Company on June 20, 1995, incorporated by reference from
          Form S-8, Registration No. 33-61983.
10.6      Fidelity National Financial, Inc. 401(k) Profit Sharing Defined Contribution Plan
          and Trust adopted January 1, 1990, incorporated by reference from Form 10-K filed
          January 29, 1991.
10.6.1    Amendments to Fidelity National Financial, Inc. 401(k) Profit Sharing Plan,
          incorporated by reference from Form S-8, Registration No. 33-56514.
10.7      Fidelity National Financial, Inc. 1991 Stock Option Plan, approved by the stockholders of the Company on July 15, 1992, incorporated by reference from Form
          S-8, Registration No. 33-45272.
10.7.1    Amendments to Fidelity National Financial, Inc. 1991 Stock Option Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from
          Form S-8, Registration No. 33-64834.
10.7.2    Amendment to Fidelity National Financial, Inc. 1991 Stock Plan, approved by the stockholders of the Company on June 14, 1994, incorporated by reference from Form
          S-8, Registration No. 33-83026.
10.8.3    Credit Agreement dated as of September 21, 1995 between Fidelity National Financial
          Inc. and The Chase Manhattan Bank, N.A., Sanwa Bank California, Imperial Bank and
          First Interstate Bank, incorporated by reference from Form 8-K filed September 29,
          1995.
10.8.3.1  Amendment No. 1, dated as of December 18, 1995, to the Fidelity National Financial,
          Inc. Credit Agreement dated as of September 21, 1995, incorporated by reference from
          Form 10-K filed March 26, 1996.
10.8.3.2  Amendment No. 2, dated as of March 15, 1996, to the Fidelity National Financial,
          Inc. Credit Agreement dated as of September 21, 1995.
10.8.3.3  Amendment No. 3, dated as of July 15, 1996, to the Fidelity National Financial, Inc.
          Credit Agreement dated as of September 21, 1995.
10.8.3.4  Amendment No. 4, dated as of February 24, 1997, to the Fidelity National Financial,
          Inc. Credit Agreement dated as of September 21, 1995.
10.9      Agreement of Limited Partnership of Governor Park Partners, L.P., a California
          limited partnership, dated June 6, 1988 by and among Manchester Development
          Corporation, William W. Gerrity, and Jeffrey D. Sterk, incorporated by reference from Form 10-K filed January 29, 1989.

EXHIBIT
 NUMBER                                       DESCRIPTION
--------  ------------------------------------------------------------------------------------
10.9.4    Modification Agreement dated November 30, 1992 between Manchester Development
          Corporation and Governor Park Partners, L.P., incorporated by reference from Form
          10-K filed March 29, 1993.
10.10     Agreement of Limited Partnership of Folco Mission Valley Partners Limited
          Partnership, a California limited partnership, dated August 8, 1991, by Folco
          Development Corporation, an Arizona corporation, as general partner, and Fidelity
          National Title Insurance Company, an Arizona corporation, as limited partner, incorporated by reference from Form 10-K filed March 23, 1992.
10.10.2   Office Building Lease dated October 1, 1991 between Folco Mission Valley Partners
          Limited Partnership, a California limited partnership, as Landlord, and Fidelity
          National Title Insurance Company, an Arizona corporation, as Tenant, incorporated by reference from Form 10-K filed March 23, 1992.
10.12     Form of First Amendment to Office Building Lease between Folco Development
          Corporation, an Arizona corporation, as Landlord, and Fidelity National Title
          Insurance Company, an Arizona corporation, as Tenant, with respect to nine office buildings, and the schedule of such buildings, incorporated by reference from Form
          10-K filed March 23, 1992.
10.14     Goodyear Investors Number II Partnership Agreement dated October 7, 1986 among
          Manchester Development Corporation, Folco Development Corporation Defined Benefit
          Pension Plan, Enfield Construction Company, et al., incorporated by reference from
          Form S-1, Registration No. 33-11321.
10.16     Agreement of Limited Partnership of Prospect Office Partners, a California limited partnership, dated September 1, 1988 by and among William P. Foley, II, Frank P.
          Willey, Max F. Hickman, Manchester Development Corporation, and James G. Watt
          Partnership, incorporated by reference from Form 10-K filed January 29, 1989.
10.16.1   Promissory Note dated October 1, 1988 in the original principal amount of $850,000 to Manchester Development Corporation by Prospect Office Partners, incorporated by reference from Form 10-K filed March 29, 1993.
10.16.2   Modification Agreement dated November 30, 1992 between Manchester Development
          Corporation and Prospect Office Partners, incorporated by reference from Form 10-K filed March 29, 1993.
10.18     Wilmac III Limited Partnership Certificate and Agreement of Limited Partnership,
          dated December 31, 1987 by and among Manchester Development Corporation, Stephen L.
          McCartney, Frank P. Willey and Robert P. Coluccio, incorporated by reference from
          Form 10-K filed January 29, 1989.
10.19     Agreement of Limited Partnership of Tustin Retail, a California limited partnership, dated April 1988 by and among Manchester Development Corporation and Vistar
          Financial Inc., incorporated by reference from Form 10-K filed January 29, 1989.
10.19.1   Amendment to Agreement of Limited Partnership of Tustin Retail by and among
          Manchester Development Corporation, Vistar Financial, Inc., William P. Foley, II,
          Frank P. Willey, John E. Hock, Robert A. Diemer, Gerald S. Misurek and Stuart R.
          Boesche, incorporated by reference from Form 10-K filed March 29, 1993.
10.19.2   Promissory Note dated May 1, 1988 in the original principal amount of $700,000 to
          Manchester Development Corporation by Tustin Retail, incorporated by reference from
          Form 10-K filed March 29, 1993.
10.19.3   Fixed Rate Promissory Note dated March 1, 1992 in the original principal amount of
          $303,500 to Manchester Development Corporation by Tustin Retail, incorporated by reference from Form 10-K filed March 29, 1993.

EXHIBIT
 NUMBER                                       DESCRIPTION
--------  ------------------------------------------------------------------------------------
10.19.4   Modification Agreement dated November 30, 1992 between Manchester Development
          Corporation and Tustin Retail, incorporated by reference from Form 10-K filed March
          29, 1993.
10.24     New York Stock Exchange, Inc. Listing Agreement dated February 7, 1992 by Fidelity
          National Financial, Inc., incorporated by reference from Form 10-K filed March 29,
          1993.
10.24.1   New York Stock Exchange, Inc. Listing Agreement dated December 7, 1993 by Fidelity
          National Financial, Inc., incorporated by reference from Form 10-K filed March 18,
          1994, formerly Exhibit 10.33.
10.24.2   New York Stock Exchange, Inc. Listing Agreement dated May 28, 1996 by Fidelity
          National Financial, Inc.
10.24.3   New York Stock Exchange, Inc. Listing Agreement dated November 4, 1996 by Fidelity
          National Financial, Inc.
10.25     Stock Purchase Agreement dated November 23, 1992 by and among Fidelity National
          Financial, Inc., Fidelity National Title Insurance Company of Pennsylvania, Security
          Title and Guaranty Company, and Helmsley Enterprises, Inc., incorporated by reference from Form 10-K filed March 29, 1993.
10.32     Asset Purchase Agreement dated December 31, 1993 by and between American Title
          Insurance Company ("Seller") and Fidelity National Title Insurance Company of New
          York ("Purchaser"), incorporated by reference from Form 10-K filed March 18, 1994.
10.33     Asset Purchase Agreement dated December 31, 1993, by and between American Title
          Insurance Company ("Seller") and Fidelity National Title Insurance Company of
          Pennsylvania ("Buyer"), incorporated by reference from Form 10-K filed March 18,
          1994.
10.35     Fidelity National Financial, Inc. 1993 Stock Plan, approved by stockholders of the
          Company on June 14, 1994, incorporated by reference from Form S-8, Registration No.
          33-83026.
10.36     Agreement to Purchase Option to Purchase an Undivided 60% Interest in Assets of
          World Tax Service, by and between Fidelity Participations, Inc. and World Tax
          Service, Inc., incorporated by reference from Form 10-K filed March 30, 1995.
10.36.1   Stock Purchase Agreement dated June 9, 1995 between Fidelity National Financial,
          Inc., WTC Financial and World Tax Service to acquire World Tax Service and certain assets of WTC Financial, incorporated by reference from Form 10-K filed March 25,
          1996.
10.38     Variable Rate Promissory Note dated August 24, 1994 in the principal amount of
          $10,127,141 to Fleet Credit Corporation by Fidelity Asset Management, Inc.,
          incorporated by reference from Form 10-K filed March 30, 1995.
10.39     Variable Rate Promissory Note dated August 24, 1994 in the principal amount of
          $10,134,939.93 to Fleet Credit Corporation by Fidelity Asset Management, Inc.,
          incorporated by reference from Form 10-K filed March 30, 1995.
10.39.1   Variable Rate Promissory Note dated June 22, 1995 in the principal amount of
          $4,938,337 to Fleet Credit Corporation by Fidelity Asset Management, Inc.,
          incorporated by reference from Form 10-K filed March 25, 1996.
10.39.2   Variable Rate Promissory Note dated September 12, 1996 in the principal amount of
          $7,500,000 to MetLife Capital Corporation by Fidelity Asset Management, Inc.
10.40     Agreement of Purchase and Sale of Real Estate and Joint Escrow Instructions dated
          May 25, 1994 by and between Fidelity National Title Insurance Company and 17911 Von
          Karman Partners, incorporated by reference from Form 10-K filed March 30, 1995.
10.41     Stock Purchase Agreement dated February 14, 1995 by and among Fidelity National
          Financial, Inc., Raul Costelo, Jeff A. Sanderson and Mark J. Attaway to acquire outstanding capital stock of ACS Systems, Inc., incorporated by reference from Form
          10-K filed March 30, 1995.

EXHIBIT
 NUMBER                                       DESCRIPTION
--------  ------------------------------------------------------------------------------------
10.42     Stock Purchase Agreement by and among Ronald G. Bridge (selling shareholder);
          Western Title Co. of Washington, Inc. and Fidelity National Financial, Inc. to
          acquire Western Title Co. of Washington, Inc., incorporated by reference from Form
          10-K filed March 30, 1995.
10.43     Stock Purchase Agreement dated as of August 18, 1995 by and among William D.
          Rothenberg, Marshall D. Wexler, Southern California Title Company and Fidelity
          National Financial, Inc., incorporate by reference from Form 10-K filed March 25,
          1996.
10.44     Acquisition Agreement dated September 13, 1995 by and among Fidelity National
          Financial, Inc. and Nations Holding Group, Inc. and its wholly-owned subsidiary
          Nations Title Inc. to acquire all of the issued and outstanding shares of Nations
          Title Inc., incorporated by reference from Form 10-K filed March 25, 1996.
10.45     Agreement for purchase and sale of stock dated November 4, 1996 by and between
          Fidelity National Financial, Inc. and the stockholders of CRM, Inc.
11        Computation of Primary and Fully Diluted Earnings per Share
21        List of Subsidiaries
23.1      Independent Auditors' Consent
27        Financial Data Schedule

     (b) Reports on Form 8-K. The Company filed reports on Form 8-K during the fourth quarter ending December 31, 1996 as follows:

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIDELITY NATIONAL FINANCIAL, INC.

                                          By:    /s/ WILLIAM P. FOLEY, II

                                            ------------------------------------
                                                   William P. Foley, II
                                                 Chief Executive Officer

Date:   March 25, 1997

     ------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                      DATE
------------------------------------------   ---------------------------------   ---------------


/s/ WILLIAM P. FOLEY, II                     Chairman of the Board and Chief     March 25, 1997
------------------------------------------     Executive Officer (Principal
William P. Foley, II                           Executive Officer)

/s/ FRANK P. WILLEY                          President and Director              March 25, 1997
------------------------------------------
Frank P. Willey

/s/ CARL A. STRUNK                           Executive Vice President and        March 25, 1997
------------------------------------------     Chief Financial Officer
Carl A. Strunk                                 (Principal Financial and
                                               Accounting Officer)

/s/ DANIEL D. (RON) LANE                     Director                            March 25, 1997
------------------------------------------
Daniel D. (Ron) Lane

/s/ J. THOMAS TALBOT                         Director                            March 25, 1997
------------------------------------------
J. Thomas Talbot

/s/ STEPHEN C. MAHOOD                        Director                            March 25, 1997
------------------------------------------
Stephen C. Mahood

                                             Director                            March   , 1997
------------------------------------------
Donald M. Koll

/s/ WILLIAM A. IMPARATO                      Director                            March 25, 1997
------------------------------------------
William A. Imparato

/s/ CARY H. THOMPSON                         Director                            March 25, 1997
------------------------------------------
Cary H. Thompson

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Fidelity National Financial, Inc.:

     Under date of February 24, 1997, we reported on the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1996 which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related financial statement schedules in the Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Orange County, California
February 24, 1997

                                                                      SCHEDULE I

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                            ASSETS
Cash...................................................................  $  2,922     $    244
Investment securities available for sale, at fair value................    31,569       16,463
Trade receivables, net.................................................        20           22
Notes receivable, net..................................................     4,535        1,883
Investment in subsidiaries.............................................   215,253      168,438
Investments in real estate and partnerships, net.......................     1,435        1,435
Property and equipment, net............................................        --           90
Income taxes receivable................................................     7,589        2,450
Prepaid expenses and other assets......................................     6,083        4,751
                                                                         --------     --------
                                                                         $269,406     $195,776
                                                                         ========     ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities.............................  $  2,935     $  4,108
  Notes payable........................................................   120,263      113,201
  Accounts payable to subsidiaries.....................................    28,353          487
  Deferred income taxes................................................     7,604           33
                                                                         --------     --------
                                                                          159,155      117,829
                                                                         --------     --------
Stockholders' Equity:
  Preferred stock, $.0001 par value; authorized 3,000,000 shares;
     issued and outstanding, none......................................        --           --
  Common stock, $.0001 par value; authorized, 50,000,000 shares in 1996
     and 1995; issued 19,412,694 in 1996 and 19,183,189 in 1995........         2            2
  Additional paid-in capital...........................................    61,271       58,098
  Retained earnings....................................................    91,019       70,273
                                                                         --------     --------
                                                                          152,292      128,373
  Net unrealized gains on investments..................................    12,334        5,866
  Less treasury stock, 5,492,138 shares in 1996 and 5,685,738 shares in
     1995, at cost.....................................................    54,375       56,292
                                                                         --------     --------
                                                                          110,251       77,947
  Commitments and contingencies........................................
  Subsequent events....................................................
                                                                         --------     --------
                                                                         $269,406     $195,776
                                                                         ========     ========

                See accompanying Notes to Financial Statements.
                     (Schedule continued on following page)

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                  STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
REVENUE:
  Other fees and revenue......................................  $ 1,617     $   583     $ 1,114
  Interest and investment income..............................      227       2,563       1,778
                                                                -------     -------     -------
                                                                  1,844       3,146       2,892
                                                                -------     -------     -------
EXPENSES:
  Other operating expenses....................................    2,288         204       1,268
  Interest expense............................................    7,177       8,427       7,130
                                                                -------     -------     -------
                                                                  9,465       8,631       8,398
                                                                -------     -------     -------
Losses before income tax benefit, equity in earnings of
  subsidiaries and extraordinary item.........................   (7,621)     (5,485)     (5,506)
Income tax benefit............................................    3,048         899       1,033
                                                                -------     -------     -------
Losses before equity in earnings of subsidiaries and
  extraordinary item..........................................   (4,573)     (4,586)     (4,473)
Equity in earnings of subsidiaries............................   28,910      12,218      14,218
                                                                -------     -------     -------
Earnings before extraordinary item............................   24,337       7,632       9,745
Extraordinary item -- gain (loss) on early retirement of debt, net of applicable income tax expense (benefit) of $(437) in
  1995 and $1,292 in 1994.....................................       --        (813)      2,400
                                                                -------     -------     -------
Net earnings..................................................  $24,337     $ 6,819     $12,145
                                                                =======     =======     =======
Primary earnings per share before extraordinary item..........  $  1.71     $   .53     $   .54
Extraordinary item -- gain (loss) on early retirement of debt,
  net of applicable income tax expense (benefit)..............       --        (.05)        .13
                                                                -------     -------     -------
Primary net earnings per share................................  $  1.71     $   .48     $   .67
                                                                =======     =======     =======
Weighted average shares outstanding, primary basis............   14,265      14,267      18,124
                                                                =======     =======     =======
Fully diluted earnings per share..............................  $  1.47     $   .48     $   .67
                                                                =======     =======     =======
Weighted average shares outstanding, fully diluted basis......   18,682      14,267      22,604
                                                                =======     =======     =======
Dividends per share...........................................  $   .26     $   .23     $   .23
                                                                =======     =======     =======
Retained earnings, beginning of year..........................  $70,273     $66,668     $58,438
  Dividends declared..........................................   (3,591)     (3,214)     (3,915)
  Net earnings................................................   24,337       6,819      12,145
                                                                -------     -------     -------
Retained earnings, end of year................................  $91,019     $70,273     $66,668
                                                                =======     =======     =======

                See accompanying Notes to Financial Statements.
                     (Schedule continued on following page)

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings.............................................  $ 24,337     $  6,819     $ 12,145
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.........................        90           98          310
     Amortization of LYONs original issue discount and
       issuance costs .....................................     5,202        4,916        4,701
     Provision for losses on notes receivable..............       240          (80)          --
     Net equity in earnings of subsidiaries................   (28,910)     (12,218)     (14,218)
     (Gain) loss on sale of investments....................     1,625         (639)         727
     Net increase (decrease) in income taxes...............     3,417        7,673       (7,860)
     Net (increase) decrease in prepaid expenses and other
       assets..............................................    (1,470)       4,397       (3,063)
     Net increase (decrease) in accounts payable and
       accrued liabilities.................................    (1,287)      (1,334)       1,591
                                                             --------     --------     --------
          Net cash provided by (used in) operating
            activities.....................................     3,244        9,632       (5,667)
                                                             --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments.......................     8,699       25,112       29,082
  Purchase of investments..................................    (8,814)      (7,471)     (53,320)
  Additions to notes receivable............................    (4,350)          --         (274)
  Collections on notes receivable..........................       393          106          448
  Additions to investment in subsidiaries..................   (10,699)      (7,034)      (6,215)
  Investment in real estate and partnerships, net..........        --          (53)         (62)
                                                             --------     --------     --------
          Net cash provided by (used in) investing
            activities.....................................   (14,771)      10,660      (30,341)
                                                             --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings...............................................     5,000       33,772      101,336
  Debt service payments....................................    (3,000)     (46,814)        (208)
  Retirement of LYONs......................................        --           --      (17,592)
  Gain on early retirement of LYONs........................        --           --       (3,692)
  Dividends paid...........................................    (3,477)      (3,232)      (4,132)
  Issuance (acquisition) of treasury stock, net............     1,917      (15,831)     (40,461)
  Exercise of stock options................................       440        1,439        1,314
  Net borrowings from (payments to) subsidiaries...........    13,325       10,618       (1,839)
                                                             --------     --------     --------
          Net cash provided by financing activities........    14,205      (20,048)      34,726
                                                             --------     --------     --------
Net increase (decrease) in cash and cash equivalents.......     2,678          244       (1,282)
Cash and cash equivalents at beginning of year.............       244           --        1,282
                                                             --------     --------     --------
Cash and cash equivalents at end of year...................  $  2,922     $    244     $     --
                                                             ========     ========     ========

                See accompanying Notes to Financial Statements.
                     (Schedule continued on following page)

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

A. Fidelity National Financial, Inc. (the "Company") transacts substantially all of its business through its subsidiaries. The Parent Company Financial Statements should be read in connection with the aforementioned Consolidated Financial Statements and Notes thereto included elsewhere herein.

B. Notes payable consist of the following:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
                                                                          (DOLLARS IN
                                                                          THOUSANDS)
    Credit agreement, secured by common stock of certain Insurance
      Subsidiaries, with principal due quarterly and interest due monthly at LIBOR rate plus 2.0% (7.39% at December 31, 1996),
      due September 2001...........................................  $ 18,250     $ 21,250
    Bank revolving credit facility, secured by common stock of certain Insurance Subsidiaries, with interest due quarterly at prime rate (8.25% at December 31, 1996) principal due
      quarterly beginning December 1997, due September 2001, unused portion of $8 million and $13 million at December 31, 1996
      and 1995.....................................................     5,000           --
    Liquid Yield Option Notes, zero coupon, subordinated
      convertible notes due 2009 with interest at 5.5%.............    97,013       91,951
                                                                     --------     --------
                                                                     $120,263     $113,201
                                                                     ========     ========

     Principal maturities, including accretion of original issue discount, are as follows (dollars in thousands):

            1997......................................................  $  3,312
            1998......................................................     4,500
            1999......................................................     5,250
            2000......................................................     5,500
            2001......................................................     4,688
            Thereafter................................................   187,750
                                                                        --------
                                                                        $211,000
                                                                        ========

C. Supplementary cash flow information:

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                (DOLLARS IN THOUSANDS)
    Cash paid (refunded) during the year:
      Interest............................................  $ 1,953     $ 4,376     $ 2,214
                                                            =======     =======     =======
      Income taxes........................................  $14,334     $(3,147)    $12,286
                                                            =======     =======     =======
    Non-cash investing and financing activities:
      Dividends declared and unpaid.......................  $   975     $   860     $   855
                                                            =======     =======     =======
      Discount on purchase of ATIC Preferred Stock,
         increase in reserve for claim losses.............  $    --     $    --     $ 6,219
                                                            =======     =======     =======
      Acquisition of ACS Systems, Inc.....................  $    --     $    --     $ 2,681
                                                            =======     =======     =======
      Acquisition of Nations Title Inc....................  $ 2,130     $    --     $    --
                                                            =======     =======     =======
      Acquisition of Fidelity National Tax................  $ 2,520     $    --     $    --
                                                            =======     =======     =======

                                                                     SCHEDULE II

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                             COL. C
                                                    ------------------------
                                        COL. B             ADDITIONS                               COL. E
                                      ----------    ------------------------        COL. D        ---------
               COL. A                 BALANCE AT    CHARGED TO                    ----------       BALANCE
------------------------------------  BEGINNING     COSTS AND       OTHER         DEDUCTIONS       AT END
            DESCRIPTION               OF PERIOD      EXPENSES     (DESCRIBE)      (DESCRIBE)      OF PERIOD
------------------------------------  ----------    ----------    ----------      ----------      ---------
Year ended December 31, 1996:
  Reserve for claim losses..........   $ 146,094     $ 33,302      $ 45,171(3)     $ 37,322(1)    $ 187,245
  Allowance on:
     Trade Receivables..............       3,471        2,644         3,091(3)        2,384(2)        6,822
     Notes Receivable...............       2,941          775           153(3)        1,215(2)        2,654
  Real estate allowance.............       3,467           --         1,000(3)           --           4,467
  Amortization of cost in excess of
     net assets acquired and other
     intangible assets..............       3,988        2,321            --              --           6,309
Year ended December 31, 1995:
  Reserve for claim losses..........   $ 153,306     $ 19,031      $     --        $ 26,243(1)    $ 146,094
  Allowance on:
     Trade receivables..............       2,029        1,701            --             259(2)        3,471
     Notes receivable...............       2,783          612            --             454(2)        2,941
  Real estate allowance.............       3,296          171            --              --           3,467
  Amortization of cost in excess of
     net assets acquired and other
     intangible assets..............       1,503        2,485            --              --           3,988
Year ended December 31, 1994:
  Reserve for claim losses..........   $ 142,512     $ 27,838      $  6,219(5)     $ 23,263(1)    $ 153,306
  Allowance on:
     Trade receivables..............       2,353          813            --           1,137(2)        2,029
     Notes receivable...............       3,083         (159)           --             141(2)        2,783
  Real estate allowance.............       4,369           --            --           1,073(4)        3,296
  Amortization of cost in excess of
     net assets acquired and other
     intangible assets..............       1,088          415            --              --           1,503

---------------

(1) Represents payments of claim losses, net of recoupments.

(2) Represents uncollectible accounts written off.

(3) Represents reserve for claim losses and other allowances assumed in the acquisition of Nations Title Inc.

(4) Represents reduction in the reserve balance due to the sale of a real estate property.

(5) Reserves assumed with purchase of ATIC Preferred Stock.