Form 10-K/A
period 1996-12-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1997-04-30
CIK 809398

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                                ----------------

(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (No Fee Required)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No Fee Required)

                           COMMISSION FILE NO. 1-9396

                        FIDELITY NATIONAL FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

                                ----------------

           DELAWARE                                               86-0498599
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


17911 VON KARMAN AVENUE              92614             (714) 622-5000
  IRVINE, CALIFORNIA               (Zip Code)    (Registrant's telephone number,
 (Address of principal                                 including area code)
  executive offices)

                                ----------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                               ON WHICH REGISTERED
         -------------------                              ---------------------
   Common Stock, $.0001 par value                        New York Stock Exchange
Liquid Yield Option Notes, due 2009,                     New York Stock Exchange
zero coupon, convertible subordinated

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. | |

    As of March 25, 1997, 13,921,556 shares of Common Stock ($.0001 par value) were outstanding, and the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $125,516,000. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item is contained in the Registrant's 1997 Proxy Statement, and is incorporated herein by reference. See also notes 4(d) and 8 to the consolidated financial statements on pages 31 and 35 of this report for information regarding related party transactions.




================================================================================

PART III

ITEM 10.           DIRECTORS AND THE EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the director nominees, all directors, and all executive officers, and certain information about them, are set forth below:

                                                                             DIRECTOR
       NAME             AGE           PRINCIPAL OCCUPATION                     SINCE
       ----             ---           --------------------                   --------
William P. Foley, II    52   Chairman of the Board and Chief Executive         1984
                             Officer
Patrick F. Stone        49   Chief Operating Officer                           N/A
Frank P. Willey         43   Director and President                            1986
William A. Imparato     50   Director                                          1986
Donald M. Koll          64   Director                                          1995
Daniel D. (Ron) Lane    62   Director                                          1989
Stephen C. Mahood       55   Director                                          1994
J. Thomas Talbot        61   Director                                          1990
Cary H. Thompson        40   Director                                          1992
Carl A. Strunk          59   Executive Vice President, Chief Financial         N/A
                             Officer and Treasurer
Andrew F. Puzder        46   Executive Vice President and General              N/A
                             Counsel
M'Liss Jones Kane       44   Senior Vice President, Corporate Counsel          N/A
                             and Corporate Secretary
Raymond R. Quirk        50   Vice President                                    N/A
Gary R. Nelson          49   Vice President                                    N/A



WILLIAM P. FOLEY, II

    Mr. Foley is the Chairman of the Board and Chief Executive Officer of the Company and has been since its formation in 1984. Mr. Foley was President of the Company from its formation in 1984 until December 31, 1994. He is Chairman of the Board and Chief Executive Officer of Fidelity National Title Insurance Company ("Fidelity Title") and has been since April 1981. Mr. Foley is also currently serving as Chairman of the Board and Chief Executive Officer of CKE Restaurants, Inc. and is a director of Rally's Hamburgers, Inc., Checkers Drive-In Restaurants, Inc., DataWorks Corporation, and Micro General Corporation.

PATRICK F. STONE

    Mr. Stone was elected Chief Operating Officer of the Company on March 25, 1997. From May 1995 through March 1997 he was an Executive Vice President of the Company and President of Fidelity National Title Insurance Company and five of the Company's other underwriters. From February 1989 to May 1995 he was President of Fidelity National Title Company of Oregon.

FRANK P. WILLEY

    Mr. Willey is President and a director of the Company. He served as an Executive Vice President and General Counsel of the Company from its formation until December 31, 1994, and is currently serving as an Executive Vice President and was General Counsel of Fidelity Title from 1984 to January 1995. He has served in various capacities with subsidiaries and affiliates of the Company since joining it in 1984. Mr. Willey is also a director of CKE Restaurants, Inc.

WILLIAM A. IMPARATO

    Mr. Imparato has been a director of the Company since December 1986. From June 1990 to December 1993, Mr. Imparato was President of the Company's wholly-owned real estate subsidiary Manchester Development Corporation ("Manchester"). Since July 1980, he has been a partner in Park West Development Company, a real estate development firm headquartered in Phoenix, Arizona.

DONALD M. KOLL

    Mr. Koll has been a director of the Company since March 28, 1995. Mr. Koll is Chairman of the Board and Chief Executive Officer of The Koll Company and has been since its formation on March 26, 1962. Mr. Koll is also a director of Koll Real Estate Group, Inc.

DANIEL D. (RON) LANE

    Mr. Lane has been a director of the Company since September 1989. Since February 1983, he has been a principal, Chairman and Chief Executive Officer of Lane/Kuhn Pacific, Inc., a corporation that consists of several community development and home-building partnerships, all of which are headquartered in Newport Beach, California. Mr. Lane has also served as a director of Hawaiian Airlines, Inc. since January 1990, as a director of Resort Income Investors, Inc. since September 1990 and as Chairman of the Board and Chief Executive Officer of Pro Shot Golf, Inc. since August 1994. He is Vice Chairman of the Board of Directors of CKE Restaurants, Inc.

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

CARL A. STRUNK

    Mr. Strunk joined Fidelity Title in February 1992 as an Executive Vice President. He was named an Executive Vice President and Chief Financial Officer of the Company in March 1992. Prior to his employment with the Company, Mr. Strunk was President of Land Resources Corporation from 1987 to 1991. Mr. Strunk is a certified public accountant. Mr. Strunk currently serves as a director of Micro General Corporation. Mr. Strunk was elected Executive Vice President and Chief Financial Officer of CKE Restaurants, Inc. on February 6, 1997.

ANDREW F. PUZDER

    Mr. Puzder has been an Executive Vice President and General Counsel of the Company since January 1, 1995. From March 1994 through December 1994, he was a partner at the law firm of Stradling, Yocca, Carlson & Rauth. Prior to that he was a partner at Lewis, D' Amato, Brisbois & Bisgaard, a law firm, from September 1991 through March 1994, and he was a partner of the Stoler Partnership from February 1984 through September 1991. Mr. Puzder was elected Executive Vice President and General Counsel of CKE Restaurants, Inc. on February 6, 1997.

M'LISS JONES KANE

    Ms. Kane has been a Senior Vice President and Corporate Counsel of the Company since March 1995 and became Corporate Secretary in April 1995. Prior to that she was with the ICN Pharmaceuticals, Inc. group of companies from March of 1990 as Vice President, General Counsel and Secretary of ICN Biomedicals, Inc. and subsequently in addition became Vice President, General Counsel and Secretary of SPI Pharmaceuticals, Inc.

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

ITEM 11.           EXECUTIVE COMPENSATION

    The following Summary Compensation Table shows compensation paid by the Company for services rendered during fiscal years 1996, 1995 and 1994 for the Company's Chief Executive Officer and the four most highly compensated current executive officers whose salary and bonus exceeded $100,000 in 1996.

                           SUMMARY COMPENSATION TABLE


                                               Annual Compensation
                                 ----------------------------------------------
                                                                                  Long Term
                                                                                 Compensation
                                                                      Other      ------------
                                                                      Annual        Awards-     All Other
       Name and Principal                               Bonus      Compensation    Options(#)  Compensation
            Position             Year    Salary($)    ($)(1)(2)        (3)         (1)(4)(5)     ($)(6)
       ------------------        ----    ---------    ---------    ------------    ----------  ------------
William P. Foley, II,            1996    $600,000.     $507,943.     $122,596.      188,100.    $28,859.
Chairman of the Board            1995     394,008.      430,000.      135,914.      188,760.     29,343.
and Chief Executive Officer      1994     369,951.      505,000.      117,134.      206,910.     45,770.

Patrick F. Stone,                1996     300,000.      124,165.         --          38,316.     12,250.
Chief Operating Officer (7)      1995     226,950.      222,160.         --           2,420.      6,248.

Frank P. Willey,                 1996     250,000.      150,000.         --          52,800.     14,250.
President                        1995     200,000.      120,000.         --          50,820.     14,577.
                                 1994     189,389.      145,000.         --          29,040.     14,521.

Carl A. Strunk,                  1996     240,000.      110,000.         --          26,400.        --
Executive Vice President         1995     200,000.      110,000.         --          29,040.        --
Chief Executive Officer          1994     189,359.      135,000.         --          26,620.        --
and Treasurer

Andrew F. Puzder                 1996     240,000.       75,000.         --          49,500.      4,860.
Executive Vice President (8)
General Counsel
Assistant Secretary

----------

(1) Consists of cash bonuses in the years paid or deferred to reduce the exercise price of stock options granted to the above-noted key employees to less than fair market value of the common stock at the date of grant, pursuant to the Company's 1991 Stock Option Plan. Bonuses were awarded during the year following the fiscal year to which the bonuses relate, based on an evaluation by the Compensation Committee of the Board of Directors. The amount of deferred bonuses included in this column for 1995, 1994 and 1993, the most recent three years for which the options were granted, are as follows: (i) Mr. Foley: $105,000, -- 1995 bonus; $30,000, -- 1994 bonus;
    $105,000, -- 1993 bonus; (ii) Mr. Stone: $24,165, - 1995 bonus; $10,000, --
    1994 bonus; (iii) Mr. Willey: $40,000, - 1995 bonus; $10,000, -- 1994 bonus;
    $35,000, -- 1993 bonus; (iv) Mr. Strunk: $20,000, - 1995 bonus; $20,000, --
    1994 bonus; $35,000, -- 1993 bonus.

(2) Not included in the table are the bonuses received in 1997 for the 1996 fiscal year by the executive officers named in the table, based on formulas in their employment agreements as follows: William P. Foley, II, $961,125; Patrick F. Stone, $286,504; Frank P. Willey, $318,338, Carl A. Strunk, $159,169 and Andrew F. Puzder, $159,169 and certain deferred option grants to the following executive officers: William P. Foley, options to purchase 20,000 shares and Patrick F. Stone, option to purchase 6,367 shares.

(3) Certain incidental perquisites or other personal benefits for executive officers of the Company (not otherwise disclosed in this Proxy Statement) may result from expenses incurred by the Company or its subsidiaries in the interest of attracting and retaining qualified personnel. The incremental cost to the Company and its subsidiaries of providing such incidental perquisites or other personal benefits for executive officers named in the Summary Compensation Table, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported in fiscal 1996 for the named executive officer. Other Annual Compensation for Mr. Foley included the cost of (i) a Company provided automobile -- $9,000 in 1996, $9,000 in 1995 and $9,000 in 1994; and (ii) tax and financial planning advice provided by third parties to Mr. Foley and Folco Development Corporation and personal use of Company assets by Mr. Foley and Folco Development Corporation -- $113,596 in 1996, $126,914 in 1995 and $108,134 in 1994.

(4) The number of options granted per year in this column for 1996, 1995 and 1994, the three-year period in which the options were granted, are as follows: (i) Mr. Foley: 1996 grant -- 165,000 options granted under the 1987 Stock Option Plan and 23,100 stock options granted under the 1991 Stock Option Plan; 1995 grant -- options granted under the 1987 Stock Option Plan and 7,260 options granted under the 1991 Stock Option Plan, and 1994 grant -- 181,500 options granted under the 1987 Stock Option Plan and 25,410 options granted under the 1991 Stock Option Plan; (ii) Mr. Stone: 1996 grant
    - 33,000 options granted under the 1987 Stock Option Plan and 5,316 stock options granted under the 1991 Stock Option Plan; 1995 grant -- 2,420 options granted under the 1991 Stock Option Plan, and 1994 grant --13,310 options granted under the 1991 Stock Option Plan; (iii) Mr. Willey: 1996 grant -- 44,000 options granted under the 1987 Stock Option Plan and 8,800 stock options granted under the 1991 Stock Option plan; 1995 grant -- 48,400 options granted under the 1987 Stock Option Plan and 2,420 options granted under the 1991 Stock Option Plan, and 1994 grant -- 20,570 options granted under the 1987 Stock Option Plan; and 8,470 options granted under the 1991 Stock Option Plan; (iv) Mr. Strunk: 1996 grant -- 22,000 options granted under the 1987 Stock Option Plan and 4,400 stock options granted under the 1991 Stock Option Plan; 1995 grant -- 24,200 options granted under the 1987 Stock Option Plan and 4,840 options under the 1991 Stock Option Plan, and 1994 grant -- 18,150 options granted under the 1987 Stock Option Plan and 8,470 options granted under the 1991 Stock Option Plan; (v) Mr. Puzder: 1996 grant -- 22,000 options granted under the 1987 Stock Option Plan and 27,500 stock options granted under the 1991 Stock Option plan, and 1995 grant -- 60,500 options granted under the 1993 Stock Option Plan.

(5) The Company does not have any long-term incentive plans or compensation plans pursuant to which stock appreciation rights or restricted stock is awarded to officers or directors. The number of options granted in 1997 for fiscal year 1996 to the named executives not included in the table are as follows: under the 1993 Stock Option Plan (i) Mr. Puzder -- 25,000 shares; under the 1991 Stock Option Plan (i) Mr. Foley -- 20,000 shares; (ii) Mr. Stone -- 6,367 shares and under the 1987 Stock Option Plan (i) Mr. Foley -- 150,000 shares; (ii) Mr. Stone -- 30,000 shares; (iii) Mr. Willey -- 40,000 shares; (iv) Mr. Strunk -- 20,000 shares; (v) Mr. Puzder -- 20,000 shares.

(6) Includes Company cash contributions to the Employee Stock Purchase Plan on behalf of the individuals named in the Summary Compensation Table, except for Mr. Foley. All Other Compensation for Mr. Foley includes imputed income of $1,081 for 1996, $725 for 1995 and $1,426 for 1994 respectively, from a joint life split dollar insurance policy.

(7) Mr. Stone was not an officer of the Company prior to May 1995.

(8) Mr. Puzder was not an officer of the Company prior to January 1995. Mr. Puzder qualifies for inclusion in the Summary Compensation Table for the first time in 1996.

    Certain executive officers received loans from subsidiaries of the Company in amounts in excess of $60,000 after January 1, 1996, as follows: Frank P. Willey, loan amount $200,000 at an interest rate of 10% per annum, largest aggregate amount outstanding at any time during the period $216,444, as of March 31, 1996; Carl A. Strunk, loan amount $184,750 at an interest rate of 10% per annum, largest aggregate amount outstanding at any time during the period $201,993, as of March 31, 1996; Patrick F. Stone, loan amount $200,000 at an interest rate of prime per annum, largest aggregate amount outstanding at any time during the period $203,662, as of March 31, 1996.

    OPTION GRANTS

    The following table provides information as to options to purchase common stock granted to the named individuals during 1996 pursuant to the Company's 1993, 1991 and 1987 Stock Option Plans. The Company does not currently grant stock appreciation rights to officers or directors.

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR


                                              Percent                                                  Potential
                                              of Total                                               Realizable Value
                              Number of       Options                                                  at Assumed
                             Securities      Granted to      Market                                  Annual Rates of
                             Underlying      Employees      Price at  Exercise or                      Stock Price
                              Options        in Fiscal      Date of   Base Price(1)  Expiration      Appreciation for
      Name                   Granted(#)         Year         Grant      ($/SH)          Date           Option Term
      ----                   ----------         ----         -----      ------          ----           -----------
                                                                                                    5%($)      10%($)
                                         1993 STOCK OPTION PLAN

Andrew F. Puzder                27,500          100.0%      $12.045     $11.7255    04/16/06      $217,098.  $  536,693.

                                         1991 STOCK OPTION PLAN

William P. Foley,II             23,100          24.2%       $11.3640    $ 6.8182    05/13/08       313,926.     666,363.
Patrick F. Stone                 5,316           5.5%        11.3640      6.8182    05/13/08        72,248.     153,358.
Frank P. Willey II               8,800           9.2%        11.3640      6.8182    05/13/08       119,591.     253,852.
Carl A. Strunk                   4,400           4.6%        11.3640      6.8182    05/13/08        59,795.     126,926.
Andrew F. Puzder                    --            --              --          --          --             --           --

                                         1987 STOCK OPTION PLAN

William P. Foley, II           165,000          56.0%       $11.5910    $11.5910    04/10/06     1,202,370.   3,046,777.
Patrick F. Stone                33,000          11.2%        11.5910     11.5910    04/10/06       240,474.     609,355.
Frank P. Willey                 44,000          14.9%        11.5910     11.5910    04/10/06       320,632.     812,474.
Carl A. Strunk                  22,000           7.4%        11.5910     11.5910    04/10/06       160,316.     406,237.
Andrew F. Puzder                22,000           7.4%        11.5910     11.5910    04/10/06       160,316.     406,237.

                               TOTAL -- 1993, 1991 AND 1987 STOCK OPTION PLANS

William P. Foley, II           188,100          45.1%       $11.3640-   $ 6.8182-   05/13/08-    1,516,297.   3,713,141.
                                                             11.5910     11.5910    04/10/06
Patrick F. Stone                38,316           9.1%       $11.3640-   $ 6.8182-   05/13/08-      312,722.     762,714.
                                                             11.5910     11.5910    04/10/06
Frank P. Willey                 52,800          12.6%       $11.3640-   $ 6.8182-   05/13/08-      440,223.   1,066,326.
                                                             11.5910     11.5910    04/10/06
Carl A. Strunk                  26,400           6.3%       $11.3640-   $ 6.8182-   05/13/08-      220,111.     533,163.
                                                             11.5910     11.5910    04/10/06
Andrew F. Puzder                49,500          11.8%       $12.0450-   $11.7255-   04/16/06-      377,415.     942,930.
                                                             12.5910     11.5910    04/10/06

-------------

(1) The options granted in 1996 under the 1991 Stock Option Plan were granted at an exercise price of $11.3640 to key employees of the Company who applied deferred bonuses expensed in 1996 (see (1) of Summary Compensation Table) to the exercise price, thereby reducing such price to $6.8182 per share if exercised within the first year of grant. The exercise price of these options decreases approximately 5% per year through May 13, 2001 and $0.20 per share from May 14, 2001 through May 13, 2007, at which time the exercise price will be $4.00. The options granted in 1996 under the 1993 and 1987 Stock Option Plans were granted at an exercise price of $12.045 per share and $11.5910 per share respectively, the market price at the date of grant. These options became exercisable on April 17, 1997 and April 11, 1997 respectively.


OPTION EXERCISES AND FISCAL YEAR-END VALUES

        The following table summarizes information regarding exercises of stock options by the named individuals during 1996 and unexercised options held by them as of December 31, 1996. The Company did not reprice any existing options during the last completed fiscal year.

                        AGGREGATED STOCK OPTION EXERCISES
              IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                                                                Number of                Value of
                                                                               Unexercised              Unexercised
                                                                               Options at               in-the-Money
                                                                                 FY-End               Options at FY-End
                                   Shares Acquired      Value Realized       (#) Exercisable          ($) Exercisable/
      Name                           Exercise (#)            ($)             Unexercisable(1)(2)      Unexercisable(1)(2)
      ----                           ------------            ---             -------------------      -------------------
William P. Foley, II                    --                    --              799,259/165,000        $5,289,830./583,126.
Patrick F. Stone                                                                69,060/33,000           581,914./116,625.
Frank P. Willey                         --                    --               179,214/44,000         1,387,939./155,500.
Carl A. Strunk                          --                    --                99,990/22,000            547,977./77,750.
Andrew F. Puzder                        --                    --                40,334/69,666           247,707./295,083.

----------

(1) Number of exercisable shares and corresponding values relate to options granted under the 1993, 1991 and 1987 Stock Option Plans. The exercise price varies based upon the exercise price at the time of grant and the amount of deferred bonus applied by the officer to reduce the exercise price. See Summary Compensation Table above. The value of unexercised options at year-end is calculated as the difference between the market value of the underlying security, $15.125 per share, and the exercise price of the option at year-end, less the bonus deferral. The exercise prices of the options at year-end were as follows: (i) Mr. Foley -- options to purchase 23,100 shares at $6.8182 per share, options to purchase 7,260 shares at $3.7600 per share, options to purchase 25,410 shares at $6.8800 per share, options to purchase 38,115 shares at $8.1955 per share, options to purchase 51,974 shares at $3.2355 per share and options to purchase 108,900 shares at $.6530 under the 1991 Plan, and options to purchase 181,500 shares at $8.3682, options to purchase 181,500 shares at $11.4673 and options to purchase 181,500 shares at $12.6036 under the 1987 Plan; (ii) Mr. Stone -options to purchase 5,316 shares at $6.8182 per share, options to purchase 2,420 shares at $3.7600 per share, options to purchase 13,310 shares at $6.8800, options to purchase 34,345 shares at $8.1955, and 13,669 shares at $3.2355 per share under the 1991 Plan; (iii) Mr. Willey -- options to purchase 8,800 shares at $6.8182 per share, 2,420 shares at $3.7600 per share, options to purchase 8,470 shares at $6.8800 per share, options to purchase 11,435 shares at $8.1955 per share, options to purchase 15,594 shares at $3.2355 per share and options to purchase 32,670 shares at $.6530 under the 1991 Plan; and options to purchase 48,400 shares at $8.3682, options to purchase 20,570 shares at $11,4673, and options to purchase 30,855 at $12.6036 per share under the 1987 Plan; (iv) Mr. Strunk -- options to purchase 4,400 shares at $6.8182 per share, options to purchase 4,840 shares at $3.7600 per share options to purchase 8,470 shares at $6.8800 and options to purchase 12,705 shares at $8.1955 per share under the 1991 Plan; and options to purchase 24,200 shares at $8.3682 per share, options to purchase 18,150 shares at $11.4673 and options to purchase 27,225 shares at $12.6036 under the 1987 Plan; and (v) Mr. Puzder -- options to purchase 40,334 shares at $8.9836 per share under the 1993 Stock Option Plan .

(2) Number of unexercisable shares and corresponding value relate to options granted under the Company's 1993, 1991 and 1987 Stock Option Plans. The value of these unexercisable options represents the difference between the year-end market value of the underlying security of $15.125 per share and the exercise price of the 1993 options at year-end of $11.7255 per share, the 1991 options at year-end of $6.8182 per share and the 1987 options at year-end of $11.5910 per share. These options became exercisable on April 17, 1997, May 14, 1997 and April 11, 1997 respectively.

EMPLOYMENT AGREEMENTS

    The Company entered into a five-year employment agreement (the "Agreement") with its Chairman and Chief Executive Officer, Mr. Foley, effective April 1, 1991 and amended the agreement on April 1, 1996 and January 1, 1997, (collectively the "Amendment") to the employment agreement effective on April 1, 1996, for an additional five year period through March 31, 2001. The first amendment adjusted his minimum annual base salary to $600,000. The Board will review Mr. Foley's minimum base annual salary in March 1998, and may, in its sole discretion, increase such minimum base annual salary for the remainder of the term of the Amendment based upon Mr. Foley's performance during the first two years of the Amendment. The Agreement and Amendment include other compensation and executive fringe benefits, including an annual merit bonus calculated based on the Company's return on equity before extraordinary items, a $1,000,000 insurance policy payable to the beneficiary of his choice and a joint life split dollar insurance arrangement under which the Company advances the premiums and retains the full cash value of the policy. There is a change of control provision in the Amendment enabling Mr. Foley to terminate this agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for Good Reason (as defined in the agreement as a change in control) or if Mr. Foley's employment is terminated following a change of control due to a breach of this Agreement then he shall receive (i) his salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater number of years remaining in the term of employment, including partial years, or 3 years of such payment to be made in a lump sum on or before the fifth day following the date of termination, (iii) maintenance of all benefit plans and programs for Mr. Foley for the greater number of 3 years or the number of years (including partial years) remaining in the Amendment. The Company obtained a covenant from Mr. Foley that he will not compete with the Company or disclose its trade secrets both during employment or in the event the agreement ends or Mr. Foley's employment is terminated. The Agreement allows the Company to terminate Mr. Foley upon written notice without cause with terms specified in the Amendment. Upon Mr. Foley's death, his estate will receive a payment in the amount of two years' base salary. Upon incapacity or disability for a continuous period of nine months, the Company may terminate the employment contract with Mr. Foley upon payment of an amount equal to two years' base salary.

    The Company entered into a one year employment agreement with Patrick F. Stone effective January 1, 1996, which was subsequently amended effective January 1, 1997, extending the term for a period of 3 years ending December 31, 1999. The amendment also provides for a minimum base salary of $325,000 which may be increased at the discretion of the Chief Executive Officer and/or the Board of Directors. Other compensation and executive fringe benefits include an annual bonus calculated based on the Company's return on equity before extraordinary items. There is a change of control provision in the first amendment enabling Mr. Stone to terminate this Agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for Good Reason (defined in the agreement as a change in control) or if Mr. Stone's employment is terminated following a change of control due to a breach of this agreement then he shall receive (i) his salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number 2, such payment to be made in a lump sum on or before the fifth day following the date of termination,
(iii) maintenance of all benefit plans and programs for Mr. Stone for the number of 2 years or the number of years (including partial years) remaining in the Agreement.

    The Company entered into a one year employment agreement with Frank P. Willey effective January 1, 1996, which was subsequently amended effective January 1, 1997, extending the term for a period of 3 years ending December 31, 1999. The agreement provided for a minimum base salary of $250,000 which may be increased at the discretion of the Chief Executive Officer and/or the Board of Directors. Other compensation and executive fringe benefits include an annual bonus calculated based on the Company's return on equity before extraordinary items. There is a change of control provision in the first amendment enabling Mr. Willey to terminate this Agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for Good Reason (defined in the Agreement as a change in control) or if Mr. Willey's employment is terminated following a change of control due to a breach of this agreement then he shall receive (i) his salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number 2, such payment to be made in a lump sum on or before the fifth day following the date of termination, (iii) maintenance of all benefit plans and programs for Mr. Willey for the number of 2 years or the number of years (including partial years) remaining in the Agreement.

    Mr. Carl A. Strunk entered into an employment agreement with the Company effective April 1, 1997, for a term of 3 years which provides for a minimum annual base salary of $150,000 which may be increased at the discretion of the Chief Executive Officer and/or the Compensation Committee of the Board of Directors. Other compensation and fringe benefits include an annual bonus calculated based on the Company's return on equity before extraordinary items. There is a change of control provision in the first amendment enabling Mr. Strunk to terminate this Agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for Good Reason (defined in the agreement as a change in control) or if Mr. Strunk's employment is terminated following a change of control due to a breach of this agreement then he shall receive (i) his salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number 2, such payment to be made in a lump sum on or before the fifth day following the date of termination, (iii) maintenance of all benefit plans and programs for Mr. Strunk for the number of 2 years or the number of years (including partial years) remaining in the agreement. Employee has the right to be the Chief Financial Officer of CKE Restaurants, Inc., during the term of this agreement. Other than as provided in the agreement, employee will not engage in any business competitive with the Company.

    Mr. Andrew F. Puzder entered into an employment agreement with the Company effective April 1, 1997, for a term of 3 years which provides for a minimum annual base salary of $150,000 which may be increased at the discretion of the Chief Executive Officer and/or the Compensation Committee of the Board of Directors. Other compensation and fringe benefits include an annual bonus calculated based on the Company's return on equity before extraordinary items. Mr. Puzder is also granted the right to represent Mr. Carl N. Karcher. There is a change of control provision in the first amendment enabling Mr. Puzder to terminate this Agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for Good Reason (defined in the agreement as a change in control) or if Mr. Puzder's employment is terminated following a change of control due to a breach of this agreement then he shall receive (i) his salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater of the number of years (including partial years) remaining in the Agreement or the number 2, such payment to be made in a lump sum on or before the fifth day following the date of termination, (iii) maintenance of all benefit plans and programs for Mr. Puzder for the number of 2 years or the number of years (including partial years) remaining in the agreement. Employee has the right to be the General Counsel of CKE Restaurants, Inc., during the term of this agreement. Other than as provided in the agreement, employee will not engage in any business competitive with the Company.

DIRECTOR COMPENSATION

    Directors who are not employees of the Company receive a $2,500 per quarter retainer and $2,500 per Board of Directors meeting attended (or $1,250 per committee meeting attended), plus reimbursement of reasonable expenses. Directors who are employees of the Company do not receive any compensation for acting as directors, except for reimbursement of reasonable expenses, if any, for Board meeting attendance.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 1996, Messrs. Thompson, Talbot and Lane served as members of the Compensation Committee. The Compensation Committee is currently composed of three independent directors. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries, and there are no interlocking directorships.

    Mr. Thompson has served as a member of the Compensation Committee since March 1993. In March 1993, the Company issued and sold its Senior Secured Notes in the aggregate principal amount of $22.5 million to certain institutional investors in a private placement. Oppenheimer & Co., Inc. received approximately $300,000 as a placement fee in connection with this transaction. Mr. Thompson was employed by Oppenheimer & Co. Inc., until May of 1994.

    In April 1993, the Company issued 1,542,750 shares of its common stock in a public offering in which Oppenheimer & Co., Inc. served as one of three primary underwriters. Oppenheimer & Co., Inc. received a discount of approximately 5.5% on the shares it purchased from the Company, which was an underwriting discount consistent with industry practice.

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

BASE SALARY

    The Committee considers Company management proposals concerning salary adjustments, with the exception of Mr. Foley, its Chairman and Chief Executive Officer, whose compensation was established under the terms of an employment agreement entered into in 1991 and amended in 1996 and 1997 with the approval of the Board of Directors and four key employees including Mr. Stone, Mr. Willey, Mr. Strunk and Mr. Puzder, all of whom have three year employment contracts. The Compensation Committee then makes recommendations to the entire Board of Directors for their approval.

    In determining bate salaries for executives for 1996, the Compensation Committee considered the Company's earnings, outside surveys of salary levels of other title insurance companies and other similar corporations, individual performance and achievement, areas of responsibility, position tenure and internal comparability. Salaries of certain executive officers were adjusted in 1996.

ANNUAL CASH BONUSES

    Executive officers of the Company are eligible for annual bonuses which may be paid in the form of cash or as deferred compensation. Given the Company's performance in 1996, the Compensation Committee approved 1996 bonuses for the executives which were paid in 1997.

STOCK OPTION GRANTS

    As indicated above, an important element of the Company's compensation philosophy is the desire to align the interests of the executive officers with the long-term interests of the Company's stockholders. In order to meet this desire, the Board of Directors adopted a performance-based stock option plan in 1991 for executive officers, key employees and branch managers of the Company that allows participants to defer a portion of their bonus income in order to reduce their option exercise price. Additionally, the Company's Board of Directors and stockholders had previously approved the adoption of the Company's 1987 Stock Option Plan, pursuant to which the Company may grant stock options to certain key employees and non-employee directors or officers, and in 1994 the Board of Directors and stockholders approved the 1993 Stock Plan pursuant to which the Company may grant stock options to certain key employees and nonemployee directors and officers. The purpose of these plans is to attract, retain and award executive officers and directors and to furnish incentives to these persons to improve operations, increase profits and positively impact the Company's long-term performance. Consistent with these objectives, the Compensation Committee has approved the granting of options in 1997 for their performance in 1996 to executive officers as follows: (i) under the 1991 Stock Option Plan Mr. Foley, options to purchase 20,000 shares; Mr. Stone, options to purchase 6,367 shares; (ii) under the 1987 Stock Option Plan as follows: Mr. Foley, options to purchase 150,000 shares; Mr. Stone, options to purchase 30,000 shares; Mr. Willey, options to purchase 40,000 shares; Mr. Strunk, options to purchase 20,000 shares; Mr. Puzder, options to purchase 20,000 shares; Mr. Imparato, options to purchase 25,000 shares; Mr. Koll, options to purchase 25,000 shares; Mr. Lane, options to purchase 25,000 shares; Mr. Mahood, options to purchase 25,000 shares; Mr. Talbot, options to purchase 25,000 shares; Mr. Thompson, options to purchase 25,000 shares; (iii) under the 1993 Stock Option Plan as follows: Mr. Puzder, options to purchase 25,000 shares.

April 22, 1997                                   Compensation Committee:


                                                 Daniel D. (Ron) Lane
                                                 J. Thomas Talbot
                                                 Cary H. Thompson

                            PERFORMANCE GRAPH

    Set forth below is a graph comparing cumulative total stockholder return on the Company's common stock against the cumulative total return on the S & P 500 Index and against the cumulative total return of a peer group index comprised of certain companies for the industry in which the Company competes (SIC code 6361 -- Title Insurance) for the five-year period ending December 31, 1996. This peer group consists of the following companies: Alleghany Corporation, Capital Guaranty Corporation, First American Financial Corporation, Investors Title Insurance Company, Lawyers Title Corporation and Stewart Information Services Corp. The peer group comparison has been weighted based on the Company's stock market capitalization. The graph assumes an initial investment of $100.00 on January 1, 1992, with dividends reinvested over the periods indicated.


                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                   OF COMPANY, INDUSTRY INDEX AND BROAD MARKET




                                     [GRAPH]


                                                        Fiscal Year Ended
                                    ---------------------------------------------------------
           Company                  Dec-91     Dec-92    Dec-93    Dec-94    Dec-95    Dec-96
           -------                  ------     ------    ------    ------    ------    ------
Fidelity National Financial Inc.    100.00     201.34    465.72    191.15    334.77    334.99
S&P 500 Index                       100.00     107.62    118.46    120.03    165.13    203.05
Peer Group                          100.00     138.10    167.51    143.40    203.81    235.77


                    ASSUMES $100 INVESTED ON JANUARY 1, 1992
                           ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING DECEMBER 31, 1996

BOARD MEETINGS AND COMMITTEES

    The Board of Directors held a total of five formal meetings during the year ended December 31, 1996. No director attended fewer than 80% of the aggregate of all meetings of the Board of Directors or any committee in 1996.

    The Board presently has an Audit Committee, a Compensation Committee and an Executive Committee, but does not have a Nominating Committee. The Audit Committee, which consists of Messrs. Lane, Mahood and Talbot, met one time during 1996. The Audit Committee meets independently with the internal audit staff, representatives of the Company's independent auditors and representatives of senior management. The Audit Committee reviews the general scope of the Company's annual audit, the fee charged by the independent auditors and other matters relating to internal control systems. In addition, the Audit Committee is responsible for reviewing and monitoring the performance of non-audit services by the Company's auditors. The Committee is also responsible for recommending the engagement or discharge of the Company's independent auditors.

    The Compensation Committee currently consists of Messrs. Lane, Talbot and Thompson. The Compensation Committee, either alone or in conjunction with other Board committees, reviews and reports to the Board the salary, fee and benefit programs designed for senior management, officers and directors with a view to ensure that the Company is attracting and retaining highly-qualified individuals through competitive salary, fee and benefit programs and encouraging continued extraordinary effort through incentive rewards. The Compensation Committee did not meet during 1996.

    The Company also has an Executive Committee consisting of Messrs. Foley, Willey and Talbot. The Executive Committee may invoke all of the power and authority of the Board of Directors in the management of the business and the affairs of the Company, except those powers which, by law, cannot be delegated by the Board of Directors. The Executive Committee did not meet during 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of March 31, 1997, the following table sets forth the beneficial ownership of the Common Stock of the Company by each director who owns shares, by the director nominees, all executive officers named in the Summary Compensation Table, all directors and executive officers as a group and by all persons known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock. The information as to beneficial stock ownership is based on data furnished by the persons concerning whom such information is given.


                                                           Shares of Common Stock
                                                             Beneficially Owned
                                                             ------------------
Name and Address                                   Number of Shares         Percent of Total
----------------                                   ----------------         ----------------
William P. Foley, II
17911 Von Karman Ave., #500
Irvine, CA 92714                                   3,625,560.(1) (2)             26.0%

Richard H. Pickup
c/o Wedbush Morgan Securities, Inc.
500 Newport Center Drive
Suite 550
Newport Beach, CA  92660                           1,170,000.                     8.4%

Frank P. Willey
17911 Von Karman Ave., #500
Irvine, CA 92714                                     659,845.(2)                  4.7%

William A. Imparato
1515 East Missouri Ave.,  Bld. A
Phoenix, AZ 85014                                     14,093.(2)                   *

Donald M. Koll
4343 Von Karman Ave.
Newport Beach, CA 92660                                2,017.(2)                   *

Daniel D. (Ron) Lane
14 Corporate Plaza
Newport Beach, CA 92660                               78,650.(2)                   *

Stephen C. Mahood
500 Crescent Ct., #270
Dallas, TX 75201                                      27,044.(2)                   *

J. Thomas Talbot
500 Newport Center Dr., #900
Newport Beach, CA 92660                               22,100.(2)                   *

Cary H. Thompson
3731 Wilshire Blvd., 10th Flr.
Los Angeles, CA 90010                                 14,822.(2)                   *

Patrick F. Stone
17911 Von Karman Ave., #500
Irvine, CA 92714                                      79,453.(2)                   *

Carl A. Strunk
17911 Von Karman Ave., #500
Irvine, CA 92714                                     136,008.(2)                   *

Andrew F. Puzder
17911 Von Karman Ave., #300
Irvine, CA 92714                                      43,473.(2)                   *

All directors and officers as a group (14          4,859,937.                    34.9%
 persons)


----------
*  Represents less than 1%.

    (1) Included jn this amount are 1,559,050 shares held by Folco Development Corporation, of which Mr. Foley and his spouse are the sole stockholders; Mr. Foley is a "controlling person" of the Company.

    (2) Includes currently exercisable stock options for Mr. Foley of 254,759 shares under the 1991 Stock Option Plan and 544,500 shares under the 1987 Stock Option Plan; currently exercisable stock options for Mr. Willey of 79,389 shares under the 1991 Stock Option Plan and 99,825 shares under the 1987 Stock Option Plan; includes currently exercisable stock options for Mr. Imparato of 12,100 shares under the 1993 Stock Option Plan; includes currently exercisable stock options for Mr. Koll of 2,017 shares under the 1993 Stock Option Plan; currently exercisable stock options for Mr. Lane of 12,100 shares under the 1993 Stock Option Plan; currently exercisable stock options for Mr. Mahood of 7,058 shares under the 1993 Stock Option Plan; currently exercisable stock options for Mr. Talbot for 12,100 shares under the 1993 Stock Option Plan; currently exercisable stock options for Mr. Thompson for 12,100 shares under the 1993 Stock Option Plan; currently exercisable stock options for Mr. Stone of 69,060 shares under the 1991 Stock Option Plan currently exercisable stock options for Mr. Strunk of 30,415 shares under the 1991 Stock Option Plan and 69,575 shares under the 1987 Stock Option Plan; and currently exercisable stock options for Mr. Puzder of 40,334 shares under the 1993 Stock Option Plan.

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

    Prospect Office Partners Limited Partnership ("Prospect Office Partners") was formed in 1988 by Manchester as a combined 29.7% general and limited partner, Mr. Foley as a 30.4% general partner, Mr. Willey as a 6.1% general partner, and others, to develop an office building in Tustin, California. Currently Manchester is a 41.62% general partner and a 28.38% limited partner due to assignments of interests by other general and limited partners. Mr. Foley and Mr. Willey no longer have any partnership interests in Prospect. Approximately one-half of the building is leased by Fidelity Title for its Orange County title operations. Manchester advanced to the partnership, at an interest rate of 12% per annum, amounts necessary to fund operating deficits. These advances were assigned to the Company in June 1993. The lease provides for a monthly rent payment of $29,152. In May 1996, Fidelity Title purchased from the FDIC, as receiver of Guardian Bank, a note secured by a deed of trust with an unpaid principal balance of $3,413,560 and a first lien deed of trust encumbering the Tustin office building. Fidelity Title purchased and continues to hold the note under which Prospect Office Partners is the maker for a discounted price of $3,072,204.

    Tustin Retail Limited Partnership ("Tustin Retail") was formed in 1988 by Manchester as a combined 30% general and limited partner, Mr. Foley as a 30.7% general partner, Mr. Willey as a 4.3% general partner, and others, to develop a retail center in Tustin, California. Manchester advanced to the partnership, at an interest rate of 12% per annum, amounts necessary to fund operating deficits. The outstanding balance of these advances at December 31, 1995, and March 31, 1996, was $736,184. In addition, Tustin Retail is indebted to Manchester in the amount of $303,500 which is evidenced by a promissory note which provides for interest at 12% per annum and is secured by a second trust deed on the property. These advances and loans were assigned to the Company in June 1993. In August 1994, CommerceBank filed a lawsuit (the "Lawsuit") against Tustin Retail (a real estate partnership), Manchester (a general partner in Tustin Retail) and Messrs. Foley and Willey (as general partners). The Lawsuit is essentially a judicial foreclosure under a deed of trust securing a $4,350,000 note dated February 18, 1992, to CommerceBank from Tustin Retail (the "Note"). In December 1995, the Federal Deposit Insurance Corporation, which took control of CommerceBank, submitted a bid at the property foreclosure auction and acquired the property for $2.9 million. The lease for this space provides for a monthly lease payment of $20,100. On July 3, 1996, following a fair value hearing, the court determined that the value of the property as of the foreclosure sale was $4,580,680. Subsequently, the court entered a deficiency judgment against Tustin Retail and the general partners in the amount of $480,545. In consideration of Fidelity Title's payment of the deficiency amount, Tustin Retail assigned its statutory redemption right to Fidelity Title. On November 21, 1996, Fidelity Title redeemed the property for the amount of $2,792,470 and assumed control of the operation of the property from the receiver.

    West Woodland Business Associates Limited Partnership ("West Woodland") was formed in 1989 by Manchester as a 10% general partner, Mr. Foley as a 21.3% general partner, Folco as a combined 20% general and limited partner, Mr. Willey as a 2.5% general partner, and others, to develop an office building in Woodland, California. In September 1991, Manchester sold its interest in the partnership to Folco. See "Transactions with Management and Others" below. Folco's interest was subsequently assigned to Sussex. Approximately one-half of the building is leased by Fidelity California for its Yolo County title operations. The lease provides for a monthly lease payment of $11,032. In March 1994, the lender on this project agreed to a modification of the credit agreement substituting Sussex for Manchester and releasing Manchester from these obligations. As of December 31, 1996, Manchester had not been released from its general partnership obligation under the West Woodland Credit Agreement. West Woodland remains indebted under a $940,000 first lien loan encumbering the office building and a $250,000 unsecured loan. West Woodland refinanced both loans with a new lender, thereby lowering the loans' interest accrual rates and extending the terms of both loans for five (5) years.

    During 1994, the Company paid $2.3 million in order to acquire a 100% ownership interest in an investment property at 7750 East Broadway, Tucson, Arizona. The Company sold the property for a sales price of $2.4 million.

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

TRANSACTIONS WITH MANAGEMENT AND OTHERS

    In September 1991, Manchester sold 11 office buildings (the "office buildings"), its partnership interest in West Woodland and Tucson Partners and certain notes receivable to Folco for approximately the net book value of these assets. The Company believes the amount paid approximated the fair market value of these assets. This transaction resulted in a receivable to Manchester from Folco evidenced by a promissory note in the original principal amount of $1,492,000 and secured by subordinate deeds of trust on the office buildings acquired. The promissory note provides for interest at the rate of 9.5% per annum, monthly payments of $13,900 and additional payments of 15% of the net sale proceeds of each office building subject to a subordinate deed of trust. In June 1992, Folco assigned its interest in these office buildings to Bilcar Limited Partnership ("Bilcar"), an affiliate of Folco. The unpaid balance of this promissory note at December 31, 1996, was $471,167.

    Prior to the sale, the office buildings were leased to Fidelity Title for use in its title operations. All but one of these office buildings have been sold to unaffiliated third parties in each instance. During 1996, Fidelity Title continued to lease one of the office buildings from Bilcar under lease agreements entered into in 1991 at the time of the sale and paid Bilcar $51,624 under these lease agreements.

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

                                               Fidelity National Financial, Inc.


                                               By: /s/ WILLIAM P. FOLEY, II
                                                  ------------------------------
                                                  William P.  Foley, II
                                                  Chief Executive Officer

Date: April , 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signatures                  Title                        Date
             ----------                  -----                        ----


/s/ WILLIAM P. FOLEY, II
-------------------------------  Chairman of the Board and       April 30, 1997
      William P. Foley, II       Chief Executive Officer
                                 (Principal Executive Officer)


/s/ PATRICK F. STONE
-------------------------------  Chief Operating Officer         April 30, 1997
      Patrick F. Stone


/s/ CARL A. STRUNK
-------------------------------  Executive Vice President        April 30, 1997
        Carl A. Strunk           Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)


/s/ FRANK P. WILLEY
-------------------------------  Director                        April 30, 1997
       Frank P. Willey


/s/ DANIEL D. (RON) LANE
-------------------------------  Director                        April 30, 1997
     Daniel D. (Ron) Lane


/s/ J. THOMAS TALBOT
-------------------------------  Director                        April 30, 1997
      J. Thomas Talbot


/s/ STEPHEN C. MAHOOD
-------------------------------  Director                        April 30, 1997
     Stephen C. Mahood


/s/ DONALD M. KOLL
-------------------------------  Director                        April 30, 1997
       Donald M. Koll


/s/ WILLIAM A. IMPARATO
-------------------------------  Director                        April 30, 1997
    William A. Imparato


/s/ CARY H. THOMPSON
-------------------------------  Director                        April 30, 1997
      Cary H. Thompson