Form 10-Q
period 1997-03-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1997-05-08
CIK 809398

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


                      For the Quarter Ended March 31, 1997

                         Commission File Number 1-9396


                        FIDELITY NATIONAL FINANCIAL,INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                  86-0498599
--------------------------------------------------------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                 Identification Number)


17911 Von Karman Avenue, Irvine, California                92614
--------------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)


                                 (714) 622-5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

       $.0001 par value Common Stock 13,921,556 shares as of May 5, 1997

      Exhibit Index appears on page 10 of 11 sequentially numbered pages.

                                   FORM 10-Q

                                QUARTERLY REPORT

                          Quarter Ended March 31, 1997

                               TABLE OF CONTENTS


Part I:  FINANCIAL INFORMATION                                       Page Number
                                                                     -----------

         Item 1.  Condensed Consolidated Financial Statements

                  A.  Condensed Consolidated Balance Sheets as of         3
                      March 31, 1997 and December 31, 1996

                  B.  Condensed Consolidated Statements of                4
                      Operations for the three-month periods
                      ended March 31, 1997 and 1996

                  C.  Condensed Consolidated Statements of Cash           5
                      Flows for the three-month periods ended
                      March 31, 1997 and 1996

                  D.  Notes to Condensed Consolidated Financial           7
                      Statements

         Item 2.  Management's Discussion and Analysis of Financial       7
                  Condition and Results of Operations

Part II: OTHER INFORMATION

         Items 1.-5. of Part II have been omitted because they are not applicable with respect to the current reporting period.

         Item 6.  Exhibits and Reports on Form 8-K                       10



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       FIDELITY NATIONAL FINANCIAL, INC.
                                  (Registrant)



By:  /s/ Carl A. Strunk
   ----------------------------
   Carl A. Strunk
   Executive Vice President,
   Chief Financial Officer and                         Date:  May 5, 1997
   Treasurer

Part I:  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements


               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                March 31,     December 31,
                                                                                  1997            1996
                                                                              -----------     ------------
                                                                              (Unaudited)
                                        ASSETS
Investments:
  Fixed maturities available for sale, at fair value                            $159,800        $166,329
  Equity securities, at fair value                                                48,695          43,578
  Other long-term investments, at cost, which approximates fair value              5,650           5,542
  Short-term investments, at cost, which approximates fair value                   2,801             873
  Investments in real estate and partnerships, net                                 7,081          11,352
                                                                                --------        --------
         Total investments                                                       224,027         227,674
Cash and cash equivalents                                                         49,711          63,971
Trade receivables, net                                                            52,915          54,355
Notes receivable, net                                                             11,043          11,317
Prepaid expenses and other assets                                                 59,917          55,072
Title plants                                                                      51,099          50,701
Property and equipment, net                                                       42,253          38,617
Income taxes receivable                                                            5,590           7,589
                                                                                --------        --------
                                                                                $496,555        $509,296
                                                                                ========        ========


                           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities                                      $ 45,100        $ 53,987
  Notes payable                                                                  147,059         148,922
  Reserve for claim losses                                                       188,456         187,245
  Deferred income taxes                                                            5,436           7,604
                                                                                --------        --------
                                                                                 386,051         397,758

  Minority interest                                                                1,224           1,287

Stockholders' equity:
  Preferred stock, $.0001 par value; authorized,
   3,000,000 shares; issued and outstanding, none                                     --              --
  Common stock, $.0001 par value; authorized,
   50,000,000 shares in 1997 and 1996;
   issued, 19,413,694 in 1997 and 19,412,694 in 1996                                   2               2
  Additional paid-in capital                                                      61,271          61,271
  Retained earnings                                                               93,058          91,019
                                                                                --------        --------
                                                                                 154,331         152,292
  Net unrealized gains on investments                                              9,324          12,334
  Less treasury stock, 5,492,138 shares
   in 1997 and 1996, at cost                                                      54,375          54,375
                                                                                --------        --------
                                                                                 109,280         110,251
                                                                                --------        --------
                                                                                $496,555        $509,296
                                                                                ========        ========


           See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                               Three months ended
                                                                     March 31,
                                                           --------------------------
                                                              1997            1996
                                                           ----------       ---------
                                                                   (Unaudited)

REVENUE:
  Title insurance premiums                                  $ 110,914       $  89,823
  Escrow fees                                                  16,550          16,018
  Other fees and revenue                                       19,633          16,443
  Interest and investment income,
    including realized gains (losses)                           6,095           4,114
                                                            ---------       ---------
                                                              153,192         126,398
                                                            ---------       ---------

EXPENSES:
  Personnel costs                                              54,988          50,683
  Other operating expenses                                     39,438          33,328
  Agent commissions                                            44,061          25,647
  Provision for claim losses                                    7,066           6,241
  Interest expense                                              2,517           2,199
                                                            ---------       ---------
                                                              148,070         118,098
                                                            ---------       ---------

  Earnings before income taxes                                  5,122           8,300
  Income tax expense                                            2,100           3,155
                                                            ---------       ---------
      Net earnings                                          $   3,022       $   5,145
                                                            =========       =========

  Primary earnings per share                                $     .21       $     .36
                                                            =========       =========
  Fully diluted earnings per share                          $     .20       $     .32
                                                            =========       =========

  Primary weighted average shares outstanding                  14,485          14,110
                                                            =========       =========

  Fully diluted weighted average shares outstanding            18,842          18,467
                                                            =========       =========

  Cash dividends per share                                  $     .07       $     .06
                                                            =========       =========



           See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                        Three months ended
                                                                                             March 31,
                                                                                    ---------------------------
                                                                                       1997              1996
                                                                                    ----------       ----------
                                                                                            (Unaudited)

Cash flows from operating activities:
  Net earnings                                                                       $  3,022         $  5,145
  Reconciliation of net earnings to net cash provided
    by (used in) operating activities:
         Depreciation and amortization                                                  3,304            2,802
         Net increase (decrease) in reserve for claim losses                            1,211             (644)
         Net increase (decrease) in provision for possible
           losses on real estate and notes receivable                                     150              (25)
         Gain on sales of assets                                                       (1,567)          (1,162)
         Equity in (gains) losses of unconsolidated partnerships                          (63)              33
         Amortization of LYONs original issue discount                                  1,374            1,273

  Change in assets and liabilities, net of effects
    from acquisition of subsidiaries:
         Net (increase) decrease in trade receivables                                   1,440           (4,507)
         Net increase in prepaid expenses and other assets                             (5,542)          (4,683)
         Net decrease in accounts payable and accrued liabilities                      (8,888)          (1,239)
         Net decrease in income taxes receivable                                        1,999            3,066
                                                                                     --------         --------
Net cash provided by (used in) operating activities                                    (3,560)              59
                                                                                     --------         --------

Cash flows from investing activities:
  Proceeds from sales of property and equipment                                           258              708
  Proceeds from sale of real estate                                                     4,320               --
  Proceeds from sales and maturities of investments                                    67,584           74,768
  Collections of notes receivable                                                       1,429            4,317
  Additions to title plants                                                              (398)              --
  Additions to property and equipment                                                  (6,742)          (1,250)
  Additions to investments                                                            (71,843)         (76,657)
  Additions to notes receivable                                                        (1,152)          (1,885)
  Acquisitions of businesses, net of cash acquired                                         --             (498)
                                                                                     --------         --------
Net cash used in investing activities                                                  (6,544)            (497)
                                                                                     --------         --------


           See Notes to Condensed Consolidated Financial Statements.
                                  (continued)

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                      Three months ended
                                                                           March 31,
                                                                  ---------------------------
                                                                    1997               1996
                                                                  ---------          ---------
                                                                           (Unaudited)

Cash flows from financing activities:
  Borrowings                                                      $     --           $  1,494
  Debt service payments                                             (3,174)            (2,508)
  Dividends paid                                                      (982)              (860)
                                                                 ---------           --------
Net cash used in financing activities                               (4,156)            (1,874)
                                                                  --------           --------

Net decrease in cash and cash equivalents                          (14,260)            (2,312)
Cash and cash equivalents at beginning of period                    63,971             47,431
                                                                  --------           --------
Cash and cash equivalents at end of period                        $ 49,711           $ 45,119
                                                                  ========           ========

Supplemental cash flow information:
  Income taxes paid                                               $    103           $    224
                                                                  ========           ========

  Interest paid                                                   $  1,185           $    902
                                                                  ========           ========

Noncash investing and financing activities:
  Dividends declared and unpaid                                   $    983           $    796
                                                                  ========           ========



           See Notes to Condensed Consolidated Financial Statements.

              Notes to Condensed Consolidated Financial Statements

Note A - Basis of Financial Statements

The financial information included in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. This report should be read in conjunction with the Company's 1996 Annual Report on Form 10-K for the year ended December 31, 1996.

Note B - Dividends

On March 25, 1997, the Company's Board of Directors declared a cash dividend of $.07 per share, payable on May 2, 1997, to stockholders of record on April 11, 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Total revenue for the first quarter of 1997 increased $26.8 million, or 21.2%, to $153.2 million from $126.4 million in the first quarter of 1996. The increase can be attributed to an increase in agency title premiums resulting from the Company's acquisition of Nations Title Inc., which closed April 1, 1996; an increase in other fees and income and an increase in investment income. These increases were offset by a slight decrease in title premiums generated by direct operations. The decrease in title premiums from direct operations is primarily the result of real estate market seasonality and less favorable mortgage interest rates in the 1997 period compared to the 1996 period.

The following table presents information regarding the components of title premiums (dollars in thousands):

                                                                       March 31,
                                                   ----------------------------------------------
                                                     1997     % of Total     1996     % of Total
                                                   --------   ----------   --------   -----------
Title premiums from direct operations              $ 54,575     49.2%      $56,295       62.7%
Title premiums from agency operations                56,339     50.8%       33,528       37.3%
                                                   --------    -----       -------      -----

         Total title premiums                      $110,914    100.0%      $89,823      100.0%
                                                   ========    =====       =======      =====

The acquisition of Nations Title provided a balance to the Company's premium revenue between direct and agency, as well as a hedge against future market downturns. Traditionally, the Company had primarily focused on direct operations which generate higher margins than agency operations.

The increase in other fees and revenue is related to increased contributions made by the Company's title-related services subsidiaries, such as real estate information and technology services, foreclosure publishing and posting, recording services and exchange intermediary services.

Interest and investment income increased 48.8% to $6.1 million in the first quarter of 1997 from $4.1 million in the first quarter of 1996. The increase in interest and investment income earned during the 1997 period is primarily due to an increase in invested assets acquired in connection with the Nations Title acquisition and an improvement in net realized gains compared to the same period in 1996. Net realized gains were $1.6 million in the first quarter of 1997 as compared to net realized gains of $1.2 million in the corresponding 1996 period.

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

Personnel costs include both base salaries and commissions (direct operations) paid to employees and are the most significant operating expense incurred by the Company. These costs generally fluctuate with the level of direct orders opened and closed and with the mix of revenue between direct and agency operations. Personnel costs, as a percentage of total revenue, have decreased to 35.9% for the three-month period ended March 31, 1997 from 40.1% for the corresponding period in 1996. The fluctuation in personnel costs as a percentage of total revenue can be attributed to the varying market conditions in the title insurance industry and the mix of agency versus direct business. The Company has taken significant measures to maintain personnel costs at levels consistent with revenues. The Company continues to monitor the prevailing market conditions and will attempt to adjust personnel costs in accordance with title order activity.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), escrow losses, courier services, computer services, professional services, general insurance, trade and notes receivable allowances and depreciation. Other operating expenses decreased as a percentage of total revenue to 25.7% in the first quarter of 1997 from 26.4% in the first quarter of 1996. The Company previously implemented and remains committed to aggressive cost control programs which will help maintain operating expense levels consistent with the levels of title-related revenue production; however, certain fixed costs are incurred regardless of revenue levels, resulting in period over period fluctuations.

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

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 78.2% of agent policy premiums in the first quarter of 1997 compared to 76.5% of agent policy premiums in the first quarter of 1996. Agent commissions and the resulting percentage of agency premiums retained by the Company varies according to regional differences in real estate closing practices and state regulations. The 1997 increase in agent commissions as a percentage of agency premiums over 1996 resulted in a decrease in the percentage of agency premiums retained by the Company. This decrease in retained agency premium can be attributed to the fact that the average commissions paid to the former Nations Title Inc. agents exceed those paid to agents existing prior to the acquisition. The combination of higher agency commission rates and the significant agency revenue generated by the Nations Title Inc. acquisition have resulted in higher overall commissions in 1997.

The provision for claim losses includes an estimate of anticipated title claims and major claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on the Company's historical loss experience and other relevant factors. The Company monitors its claims experience on a continual basis and adjusts the provision for claim losses accordingly. Based on recently completed loss development studies, the Company believes that as a result of its underwriting and claims handling practices it will maintain the trend of favorable claim loss experience. The Company has provided for claim losses at 7.0% of title insurance premiums prior to the impact of major claim expense, recoupments, and premium rates and loss experience in the state of Texas. (Premiums are generally higher in Texas for similar coverage than in other states, while loss experience is comparable. As a result, losses as a percentage of premiums are lower.) Application of these factors resulted in a net provision for claim losses as a percentage of premiums of 6.4% and 6.9% for the three-month periods ended March 31, 1997 and 1996, respectively.

Interest expense is incurred by the Company in financing its capital asset purchases and certain acquisitions. Interest expense consists of interest related to the Company's outstanding debt and the amortization of original issue discount and debt issuance costs related to the Liquid Yield Option Notes ("LYONs"). Interest expense of "non-LYONs" debt totaled $1.1 million and $900,000 for the three-month periods ended March 31, 1997 and 1996, respectively. The LYONs related component of interest expense amounted to $1.4 million for the first quarter of 1997 and $1.3 million for the first quarter of 1996. The increase in interest expense is primarily related to the increase in outstanding notes payable at March 31, 1997 compared to March 31, 1996.

Income tax expense for the three-month periods ended March 31, 1997 and 1996, as a percentage of earnings before income taxes was 41.0% and 38.0%, respectively. The fluctuations in income tax expense as a percentage of earnings before income taxes are attributable to the effect of state income taxes on the Company's wholly-owned underwritten title companies ("UTCs") and the characteristics of net income, i.e., operating income versus investment income.

Liquidity and Capital Resources

The Company's insurance subsidiaries and wholly-owned underwritten title companies collect premiums and pay claims and operating expenses. Fluctuations in operating cash flows are primarily the result of increases or decreases in revenue. The insurance subsidiaries also have cash flow sources derived from investment income, repayments of principal and proceeds from sales and maturities of investments and dividends and distributions from subsidiaries. Positive cash flow from the insurance subsidiaries is invested primarily in short-term investments, medium-term bonds and certain equity securities.
Cash, cash equivalents and short-term investments held by the Company's insurance subsidiaries and UTCs provide liquidity for projected claims and operating expenses.

The Company's cash requirements include debt service, operating expenses, taxes and dividends on its common stock. As a holding company, the Company receives cash from its subsidiaries as reimbursement for operating and other administrative expenses it incurs. The reimbursements are executed within the guidelines of various management agreements between the holding company and its subsidiaries. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds and short-term bank borrowings through existing credit facilities.

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

The short- and long-term liquidity requirements of the Company and its subsidiaries are monitored regularly to match cash inflows with cash requirements. The Company and subsidiaries forecast their daily cash needs and periodically review their short- and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

Part II:  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits:

                        Exhibit 11 Computation of Primary and Fully Diluted Earnings Per Share

                        Exhibit 27   Financial Data Schedule

                   (b)  Reports on Form 8-K:

                        None