Form 10-Q
period 1997-06-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1997-08-06
CIK 809398

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

                       For the Quarter Ended June 30, 1997

                          Commission File Number 1-9396


                        FIDELITY NATIONAL FINANCIAL, INC.
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


                                 (714) 622-4333
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

        $.0001 par value common - 13,937,975 shares as of August 5, 1997

       Exhibit Index appears on page 10 of 11 sequentially numbered pages.

                                    FORM 10-Q

                                QUARTERLY REPORT

                           Quarter Ended June 30, 1997


                                TABLE OF CONTENTS
                                -----------------

                                                                                  Page Number
                                                                                  -----------
Part I: FINANCIAL INFORMATION

        Item 1.            Condensed Consolidated Financial Statements

                  A.       Condensed Consolidated Balance Sheets as of                 3
                           June 30, 1997 and December 31, 1996

                  B.       Condensed Consolidated Statements of Earnings               4
                           for the three-month and six-month periods ended
                           June 30, 1997 and 1996

                  C.       Condensed Consolidated Statements of Cash Flows             5
                           for the six-month periods ended
                           June 30, 1997 and 1996

                  D.       Notes to Condensed Consolidated Financial Statements        7

         Item 2.           Management's Discussion and Analysis of Financial           7
                           Condition and Results of Operations

Part II:          OTHER INFORMATION

         Items 1.-3. of Part II have been omitted because they are not applicable with respect to the current reporting period.

         Item 4.           Submission of Matters to Vote of Security Holders           10

         Item 5. Omitted because it is not applicable with respect to the current reporting period.

         Item 6.           Exhibits and Reports on Form 8-K                            10


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        FIDELITY NATIONAL FINANCIAL, INC.
--------------------------------------------------------------------------------
                                  (Registrant)


By:  /s/ Carl A. Strunk
     -------------------------------
         Carl A. Strunk
         Executive Vice President,
         Chief Financial Officer and
         Treasurer                                          Date: August 5, 1997

Part I:  FINANCIAL INFORMATION

          Item 1.  Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                    June 30,    December 31,
                                                                                     1997           1996
                                                                                    ---------   ------------
                                                                                         (Unaudited)
                              ASSETS

 Investments:
   Fixed maturities available for sale, at fair value                                $167,616     $166,329
   Equity securities, at fair value                                                    59,014       43,578
   Other long-term investments, at cost, which approximates fair value                  8,900        5,542
   Short-term investments, at cost, which approximates fair value                       1,381          873
   Investments in real estate and partnerships, net                                     7,767       11,352
                                                                                     --------     --------
          Total investments                                                           244,678      227,674
 Cash and cash equivalents                                                             62,731       63,971
 Trade receivables, net                                                                51,572       54,355
 Notes receivable, net                                                                 10,509       11,317
 Prepaid expenses and other assets                                                     56,448       55,072
 Title plants                                                                          51,433       50,701
 Property and equipment, net                                                           44,779       38,617
 Income taxes receivable                                                                   --        7,589
                                                                                     --------     --------
                                                                                     $522,150     $509,296
                                                                                     ========     ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
   Accounts payable and accrued liabilities                                          $ 45,158     $ 53,987
   Notes payable                                                                      149,506      148,922
   Reserve for claim losses                                                           188,351      187,245
   Deferred income tax liabilities, net                                                 9,977        7,604
   Income taxes payable                                                                 3,823           --
                                                                                     --------     --------
                                                                                      396,815      397,758
   Minority interest                                                                    1,252        1,287

 Stockholders' equity:
   Preferred stock, $.0001 par value; authorized,
     3,000,000 shares; issued and outstanding, none                                        --           --
   Common stock, $.0001 par value; authorized, 50,000,000 shares in 1997 and 1996; issued, 19,390,848 as of June 30, 1997 and
     19,412,694 as of December 31, 1996                                                     2            2
   Additional paid-in capital                                                          61,418       61,271
   Retained earnings                                                                  101,187       91,019
                                                                                     --------     --------
                                                                                      162,607      152,292
   Net unrealized gains on investments                                                 15,851       12,334
   Less treasury stock, 5,492,138 shares as of June 30, 1997
     and December 31, 1996, at cost                                                    54,375       54,375
                                                                                     --------     --------
                                                                                      124,083      110,251
                                                                                     --------     --------
                                                                                     $522,150     $509,296
                                                                                     ========     ========


            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                            Three months ended     Six months ended
                                                 June 30,             June 30,
                                           -----------------------------------------
                                             1997       1996       1997       1996
                                           ---------  ---------  --------   --------
                                               (Unaudited)            (Unaudited)
 REVENUE:

   Title insurance premiums                $129,458   $129,963   $240,372   $219,786
   Escrow fees                               21,044     17,810     37,594     33,828
   Other fees and revenue                    22,214     19,742     41,847     36,185
   Interest and investment income,
    including realized gains and losses       5,742      4,113     11,837      8,227
                                           --------   --------   --------   --------
                                            178,458    171,628    331,650    298,026
                                           --------   --------   --------   --------
 EXPENSES:

   Personnel costs                           59,830     56,201    114,818    106,884
   Other operating expenses                  41,724     39,062     81,162     72,390
   Agent commissions                         50,574     52,697     94,635     78,344
   Provision for claim losses                 8,994      9,534     16,060     15,775
   Interest expense                           2,261      2,377      4,778      4,576
                                           --------   --------   --------   --------
                                            163,383    159,871    311,453    277,969
                                           --------   --------   --------   --------

   Earnings before income taxes              15,075     11,757     20,197     20,057
   Income tax expense                         5,970      4,811      8,070      7,966
                                           --------   --------   --------   --------
      Net earnings                         $  9,105   $  6,946   $ 12,127   $ 12,091
                                           ========   ========   ========   ========

   Primary earnings per share              $    .63   $    .49   $    .84   $    .85
                                           ========   ========   ========   ========

   Fully diluted earnings per share        $    .52   $    .41   $    .72   $    .74
                                           ========   ========   ========   ========

   Primary weighted average shares
    outstanding                              14,504     14,219     14,499     14,178
                                           ========   ========   ========   ========

   Fully diluted weighted average shares
    outstanding                              19,104     18,663     19,073     18,535
                                           ========   ========   ========   ========

   Cash dividends per share                $    .07   $    .06   $    .14   $    .13
                                           ========   ========   ========   ========


            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                Six months ended
                                                                                    June 30,
                                                                            -----------------------
                                                                               1997          1996
                                                                                  (Unaudited)
   Cash flows from operating activities:

     Net earnings                                                           $  12,127    $  12,091
     Reconciliation of net earnings to
      net cash provided by operating activities:

            Depreciation and amortization                                       6,853        5,693
            Net increase (decrease) in reserve for claim losses                 1,106         (212)
            Provision for possible losses
              on real estate and notes receivable                                 658          125
            Gain on sales of investments, real estate and other assets         (3,893)      (1,985)
            Amortization of LYONs original issue discount
              and debt issuance costs                                           2,755        2,564
            Other                                                                 (24)          49
     Change in assets and liabilities, net of effects from acquisition of subsidiaries:

            Net (increase) decrease in trade receivables                        2,784      (11,338)
            Net (increase) decrease in prepaid expenses
              and other assets                                                 (2,946)       4,809
            Net decrease in accounts payable
              and accrued liabilities                                          (8,831)        (724)
            Net increase in income taxes                                       11,411        6,272
                                                                            ---------    ---------
   Net cash provided by operating activities                                   22,000       17,344
                                                                            ---------    ---------

   Cash flows from investing activities:

     Proceeds from sales of property and equipment                                258        1,521
     Proceeds from sales of real estate                                         4,320           --
     Proceeds from sales and maturities of investments                        117,611      110,407
     Collections of notes receivable                                            2,298        8,733
     Additions to title plants                                                   (732)        (613)
     Additions to property and equipment                                      (11,972)      (6,681)
     Additions to investments                                                (128,444)    (109,200)
     Additions to notes receivable                                             (1,665)      (5,976)
     Investments in real estate and partnerships                               (1,048)        (700)
     Acquisition of subsidiaries, net of cash acquired                             --      (10,850)
                                                                            ---------    ---------
     Net cash used in investing activities                                    (19,374)     (13,359)
                                                                            ---------    ---------

            See Notes to Condensed Consolidated Financial Statements.
                                   (continued)

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (In thousands)

                                                             Six months ended
                                                                June 30,
                                                          --------------------
                                                            1997         1996
                                                              (Unaudited)
   Cash flows from financing activities:
     Borrowings                                           $  5,065    $  7,000
     Debt service payments                                  (7,121)     (5,025)
     Reissue of treasury stock                                  --       2,108
     Dividends paid                                         (1,957)     (1,728)
     Stock options exercised                                   147          52
                                                          --------    --------
   Net cash provided by (used in) financing activities      (3,866)      2,407
                                                          --------    --------

   Net increase (decrease) in cash and cash equivalents     (1,240)      6,392
   Cash and cash equivalents at beginning of period         63,971      47,431
                                                          --------    --------
   Cash and cash equivalents at end of period             $ 62,731    $ 53,828
                                                          ========    ========

   Supplemental cash flow information:
     Income taxes (paid) refunded                         $  3,341    $ (2,074)
                                                          ========    ========

     Interest paid                                        $  1,997    $  2,240
                                                          ========    ========
   Noncash investing and financing activities:
     Dividends declared and unpaid                        $    976    $    874
                                                          ========    ========

   Acquisition of Nations Title:
     Assets acquired, net                                             $ 54,907
     Liabilities assumed                                               (52,777)
                                                                      --------
     Value of stock issued                                            $  2,130
                                                                      ========


            See Notes to Condensed Consolidated Financial Statements.

              Notes to Condensed Consolidated Financial Statements

Note A - Basis of Financial Statements
--------------------------------------

The financial information included in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made in the 1996 Condensed Consolidated Financial Statements to conform to the classifications used in 1997.

Note B - Dividends
------------------

On June 17, 1997, the Company's Board of Directors declared a cash dividend of $.07 per share, payable on July 22, 1997, to stockholders of record on July 11, 1997.

Note C - Subsequent Events
--------------------------

Effective July 1, 1997, the Company sold a majority interest (60%) of its subsidiary American Title Company ("ATC"), an underwritten title company, to certain members of ATC's management. ATC will function as an exclusive agent of the Company. The sale price of the 60% interest was $6.0 million, resulting in a realized gain of approximately $1.3 million, before applicable income taxes. This transaction will be reflected in the third quarter 1997 financial statements.

On July 22, 1997, the Company purchased 1,000,000 shares of common stock of GB Foods Corporation, which represents approximately 15.5% of the outstanding common stock of GB Foods Corporation. Additionally, the Company also purchased warrants to acquire an additional 3,500,000 shares of GB Foods Corporation at various prices. The purpose of the investment is consistent with the Company's strategic goal to diversify into non-interest rate sensitive businesses.

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Total revenue for the second quarter of 1997 increased 4.0% to $178.5 million from $171.6 million in the second quarter of 1996. Total revenue for the six-month period ended June 30, 1997 increased 11.3% to $331.7 million from $298.0 million for the comparable 1996 period. The quarter over quarter increase can be attributed to increased escrow fees, other fees and revenue and investment income. The increase in total revenue for the six-month period ended June 30, 1997 compared to the 1996 period is primarily the result of the Company's expanded presence in agency operations resulting from the Company's acquisition of Nations Title Inc., which closed on April 1, 1996, as well as increases in escrow fees, other fees and revenue and investment income.

The following table presents information regarding the components of title premiums (dollars in thousands):

                                                        Three months ended                            Six months ended
                                                               June 30,                                   June 30,
                                            ------------------------------------------    ----------------------------------------
                                              1997   % of Total     1996    % of Total      1997    % of Total   1996    % of Total
                                            --------  ----------  --------  ----------    --------  ---------- --------  ----------
Title premiums from direct operations       $ 64,912     50.1%    $ 63,767    49.1%       $119,487     49.7%    $120,063    54.6%
Title premiums from agency operations         64,546     49.9%      66,196    50.9%        120,885     50.3%      99,723    45.4%
                                            --------    -----     --------   -----        --------    -----     --------    -----
         Total title premiums               $129,458    100.0%    $129,963   100.0%       $240,372    100.0%    $219,786    100.0%
                                            ========    =====     ========   =====        ========    =====     ========    =====

The increase in escrow fees and other fees and revenue can be attributed to favorable title order openings and closings in our direct operations which began to trend upward at the end of the first quarter and remained strong throughout the second quarter. Additionally, the increase in other fees and revenue has been favorably affected by increased contributions made by the Company's title-related services subsidiaries, such as real estate information and technology services, foreclosure publishing and posting, recording services and exchange intermediary services.

Interest and investment income increased 39.0% to $5.7 million in the second quarter of 1997 from $4.1 million in the second quarter of 1996. For the six-month period ended June 30, 1997, interest and investment income was $11.8 million, a 43.9% increase over the $8.2 million of interest and investment income earned in the comparable 1996 period. The increase in interest and investment income earned during the 1997 periods is primarily due to an increase in the average invested asset base and an improvement in net realized gains compared to the same periods in 1996. Net realized gains from the sale of investments were $2.3 million in the second quarter of 1997 as compared to net realized gains of $784,000 in the corresponding 1996 period. Net realized gains for the six-month periods ended June 30, 1997 and 1996 were $3.9 million and $2.0 million, respectively.

The Company's operating expenses consist primarily of personnel costs and other operating expenses which are incurred as title insurance orders are received and processed by the Company's direct operations. Title insurance premiums and escrow fees are recognized as income at the time the underlying real estate transaction closes. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate.

Personnel costs include both base salaries and sales commissions (direct operations) paid to employees and are the most significant operating expense incurred by the Company. These costs generally fluctuate with the level of direct orders opened and closed and with the mix of revenue between direct and agency operations. Personnel costs, as a percentage of total revenue, have remained stable at 33.5% for the three-month period ended June 30, 1997 compared to 32.7% for the corresponding period in 1996. The slight increase is primarily the result of a 10% increase in orders opened and the growth of the Company's ancillary title-related services subsidiaries. Personnel costs as a percentage of total revenue for the six-month period ended June 30, 1997 have decreased to 34.6% from 35.9% for the corresponding 1996 period.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), escrow losses, courier services, computer services, professional services, general insurance, trade and notes receivable allowances and depreciation. Other operating expenses increased slightly as a percentage of total revenue to 23.4% in the second quarter of 1997 from 22.8% in the second quarter of 1996. As a percentage of total revenue, other operating expenses for the six-month period ended June 30, 1997 increased to 24.5% from 24.3% for the same period in 1996.

The Company previously implemented and remains committed to aggressive cost control programs which will help maintain operating expense levels consistent with the levels of title-related revenue production; however, certain fixed costs are incurred regardless of revenue levels, resulting in period over period fluctuations.

The period over period fluctuations in personnel costs and other operating expenses are primarily the result of the fluctuations in total revenue, as well as the changes in the direct operation and agency operation title premium mix. The addition of Nations Title Inc. title premiums, which are primarily agency-related, has provided a balance between direct operations and agency operations revenue.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 78.4% of agent policy premiums in the second quarter of 1997 compared to 79.6% of agency policy premiums in the second quarter of 1996. Agent commissions were 78.3% of agency policy premiums in the first half of 1997 compared to 78.6% in the first half of 1996. Agent commissions and the resulting percentage of agency premiums retained by the Company varies according to regional differences in real estate closing practices and state regulations.

The provision for claim losses includes an estimate of anticipated title claims and major claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on the Company's historical loss experience and other relevant factors. The Company monitors its claims experience on a continual basis and adjusts the provision for claim losses accordingly. The Company believes that as a result of its underwriting and claims handling practices, as well as the refinancing business of prior years, the Company will maintain a trend of favorable claim loss experience. The Company has provided for claim losses at 7.0% of title insurance premiums prior to the impact of major claims expense, recoupments and the impact of certain state promulgated title premium rates. Application of these factors resulted in a net provision for claim losses as a percentage of premiums of 6.9% and 7.3% for the three-month periods ended June 30, 1997 and 1996, respectively, and 6.7% and 7.2% for the six-month periods ended June 30, 1997 and 1996, respectively.

Interest expense is incurred by the Company in financing its capital asset purchases and certain acquisitions. Interest expense consists of interest related to the Company's outstanding debt and the amortization of original issue discount and debt issuance costs related to the Liquid Yield Option Notes ("LYONs"). Interest expense of "non-LYONs" debt totaled $894,000 and $1.1 million for the three-month periods ended June 30, 1997 and 1996, respectively; and $2.1 million and $2.0 million for the six-month periods ended June 30, 1997 and 1996, respectively. The LYONs related component of interest expense amounted to $1.4 million for the second quarter of 1997 and $1.3 million for the second quarter of 1996; and $2.7 million and $2.6 million for the six-month periods ended June 30, 1997 and 1996, respectively. Interest rates being paid by the Company on certain "non-LYONs" debt in 1997 are lower than those paid in 1996 as a result of decreases in certain rates (e.g., LIBOR) to which certain of the interest rates being paid by the Company are indexed.

Income tax expense for the three-month periods ended June 30, 1997 and 1996, as a percentage of earnings before income taxes was 39.6% and 40.9%, respectively. Income tax expense for the six-month periods ended June 30, 1997 and 1996 was 40.0% and 39.7%, respectively. The fluctuations in income tax expense as a percentage of earnings before income taxes are attributable to the characteristics of net income, i.e., operating income versus investment income; and the components of investment income, taxable versus non-taxable.

Liquidity and Capital Resources

The Company's insurance subsidiaries and wholly-owned underwritten title companies collect premiums and pay claims and operating expenses. Fluctuations in operating cash flows are primarily the result of increases or decreases in revenue. The insurance subsidiaries also have cash flow sources derived from investment income, repayments of principal and proceeds from sales and maturities of investments and dividends and distributions from subsidiaries. Positive cash flow from the insurance subsidiaries is invested primarily in short-term investments, medium-term bonds and certain equity securities. Cash, cash equivalents and short-term investments held by the Company's insurance subsidiaries and underwritten title companies ("UTCs") provide liquidity for projected claims and operating expenses.

The Company's cash requirements include debt service, operating expenses, taxes and dividends on its common stock. As a holding company, the Company receives cash from its subsidiaries as reimbursement for operating and other administrative expenses it incurs. The reimbursements are executed within the guidelines of various management agreements between the holding company and its subsidiaries. The Company also receives funds from dividend distributions from its insurance subsidiaries and UTCs. The insurance subsidiaries and UTCs are restricted by state regulations in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which the Company's title underwriters and UTCs can pay dividends or make other distributions to the Company. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds and short-term bank borrowings through existing credit facilities.

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

Part II: OTHER INFORMATION

         Item 4.  Submission of Matters to Vote of Security Holders

                  On June 17, 1997, the Company held its Annual Meeting of Stockholders pursuant to a Notice and Proxy Statement dated May 9, 1997. At the meeting, stockholders elected J. Thomas Talbot (12,501,557 for and 13,921 withheld) and Stephen C. Mahood (12,501,557 for and 13,921 withheld) as Directors recommended by management.

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                  Exhibit 11 Computation of Primary and Fully Diluted Earnings
                             Per Share

                  Exhibit 27 Financial Data Schedule

                  (b)      Reports on Form 8-K:

                  None