Form 10-Q
period 1997-09-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1997-11-13
CIK 809398

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

                    For the Quarter Ended September 30, 1997


                          Commission File Number 1-9396


                        FIDELITY NATIONAL FINANCIAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             86-0498599
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

17911 Von Karman Avenue, Irvine, California                        92614
-------------------------------------------                ---------------------
 (Address of principal executive offices)                        (Zip Code)


                                 (714) 622-4333
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

       $.0001 par value common - 16,276,062 shares as of November 11, 1997

       Exhibit Index appears on page 12 of 13 sequentially numbered pages.

                                    FORM 10-Q

                                QUARTERLY REPORT

                        Quarter Ended September 30, 1997


                                TABLE OF CONTENTS

                                                                                      Page Number
                                                                                      -----------
Part I:  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  A.       Condensed Consolidated Balance Sheets as of                      3
                           September 30, 1997 and December 31, 1996

                  B.       Condensed Consolidated Statements of Earnings                    4
                           for the three-month and nine-month periods ended
                           September 30, 1997 and 1996

                  C.       Condensed Consolidated Statements of Cash Flows                  5
                           for the nine-month periods ended
                           September 30, 1997 and 1996

                  D.       Notes to Condensed Consolidated Financial Statements             7

         Item 2.  Management's Discussion and Analysis of Financial                         9
                           Condition and Results of Operations

Part II: OTHER INFORMATION

         Items 1.- 4. of Part II have been omitted because they are not applicable with respect to the current reporting period.

         Item 5.  Omitted because it is not applicable with respect to the current reporting period.

         Item 6.  Exhibits and Reports on Form 8-K                                         12


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FIDELITY NATIONAL FINANCIAL, INC.
                        ---------------------------------
                                  (Registrant)

By:  /s/ Allen D. Meadows
 --------------------------------
         Allen D. Meadows
         Executive Vice President
         Chief Financial Officer                        Date:  November 11, 1997

Part I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                     September 30,    December 31,
                                                                                         1997            1996
                                                                                       --------        --------
                                                                                     (Unaudited)
                                                          ASSETS
Investments:
  Fixed maturities available for sale, at fair value                                   $174,008        $166,329
  Equity securities, at fair value                                                       84,438          43,578
  Other long-term investments, at cost, which approximates fair value                     8,866           5,542
  Short-term investments, at cost, which approximates fair value                         15,272             873
  Investments in real estate and partnerships, net                                        7,175          11,352
                                                                                       --------        --------
         Total investments                                                              289,759         227,674
Cash and cash equivalents                                                                80,329          63,971
Trade receivables, net                                                                   50,502          54,355
Notes receivable, net                                                                     8,659          11,317
Prepaid expenses and other assets                                                        60,304          55,072
Title plants                                                                             51,661          50,701
Property and equipment, net                                                              35,045          38,617
Income taxes receivable                                                                      --           7,589
                                                                                       --------        --------
                                                                                       $576,259        $509,296
                                                                                       ========        ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities                                             $ 52,154        $ 53,987
  Notes payable                                                                         150,918         148,922
  Reserve for claim losses                                                              188,333         187,245
  Deferred income tax liabilities, net                                                   15,053           7,604
  Income taxes payable                                                                   12,523              --
                                                                                       --------        --------
                                                                                        418,981         397,758
  Minority interest                                                                       3,489           1,287

Stockholders' equity:
  Preferred stock, $.0001 par value; authorized,
   3,000,000 shares; issued and outstanding, none                                            --              --
  Common stock, $.0001 par value; authorized, 50,000,000 shares in 1997 and 1996; issued, 19,855,014 as of September 30, 1997
   and 19,412,694 as of December 31, 1996                                                     2               2
  Additional paid-in capital                                                             68,376          61,271
  Retained earnings                                                                     116,001          91,019
                                                                                       --------        --------
                                                                                        184,379         152,292
  Net unrealized gains on investments                                                    23,785          12,334
  Less treasury stock, 5,492,138 shares as of September 30, 1997
   and December 31, 1996, at cost                                                        54,375          54,375
                                                                                       --------        --------
                                                                                        153,789         110,251
                                                                                       --------        --------
                                                                                       $576,259        $509,296
                                                                                       ========        ========



            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                             Three months ended         Nine months ended
                                                September 30,             September 30,
                                            ---------------------     ---------------------
                                              1997         1996         1997         1996
                                            --------     --------     --------     --------
                                                 (Unaudited)               (Unaudited)
REVENUE:
  Title insurance premiums                  $141,060     $126,757     $381,432     $346,543
  Escrow fees                                 20,771       16,414       58,365       50,242
  Other fees and revenue                      22,148       19,824       63,995       56,009
  Interest and investment income,
   including realized gains and losses        13,936        3,697       25,773       11,924
                                            --------     --------     --------     --------
                                             197,915      166,692      529,565      464,718
                                            --------     --------     --------     --------
EXPENSES:
  Personnel costs                             57,036       52,851      171,854      159,735
  Other operating expenses                    37,953       38,184      119,115      110,574
  Agent commissions                           63,285       53,429      157,919      131,773
  Provision for claim losses                   9,981        9,273       26,041       25,048
  Interest expense                             2,389        2,332        7,167        6,908
                                            --------     --------     --------     --------
                                             170,644      156,069      482,096      434,038
                                            --------     --------     --------     --------

  Earnings before income taxes                27,271       10,623       47,469       30,680
  Income tax expense                          11,414        4,306       19,484       12,272
                                            --------     --------     --------     --------
     Net earnings                           $ 15,857     $  6,317     $ 27,985     $ 18,408
                                            ========     ========     ========     ========
  Primary earnings per share                $   1.06     $    .44     $   1.90     $   1.29
                                            ========     ========     ========     ========
  Fully diluted earnings per share          $    .85     $    .38     $   1.57     $   1.11
                                            ========     ========     ========     ========
  Primary weighted average shares
   outstanding                                14,999       14,321       14,692       14,249
                                            ========     ========     ========     ========
  Fully diluted weighted average shares
   outstanding                                19,544       18,717       19,410       18,643
                                            ========     ========     ========     ========
  Cash dividends per share                  $    .07     $    .06     $    .21     $    .19
                                            ========     ========     ========     ========


            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                              Nine months ended
                                                                                September 30,
                                                                           ------------------------
                                                                             1997           1996
                                                                           ---------      ---------
                                                                                  (Unaudited)
Cash flows from operating activities:
  Net earnings                                                             $  27,985      $  18,408
  Reconciliation of net earnings to
   net cash provided by operating activities:
         Depreciation and amortization                                        10,816          8,478
         Net increase (decrease) in reserve for claim losses                     968         (1,277)
         Provision for possible losses
           on real estate and notes receivable                                   819            363
         Gain on sales of investments, real estate and other assets          (14,342)        (2,600)
         Amortization of LYONs original issue discount
           and debt issuance costs                                             4,742          3,899
         Other                                                                   (35)           127
  Change in assets and liabilities, net of effects from
   acquisition of subsidiaries:
         Net (increase) decrease in trade receivables                            532         (8,740)
         Net (increase) decrease in prepaid expenses
           and other assets                                                   (3,551)         2,573
         Net decrease in accounts payable
           and accrued liabilities                                              (231)        (1,788)
         Net increase in income taxes                                         20,112          7,294
                                                                           ---------      ---------
Net cash provided by operating activities                                     47,815         26,737
                                                                           ---------      ---------
Cash flows from investing activities:
  Proceeds from sales of property and equipment                               15,742          1,521
  Proceeds from sales of real estate                                           4,567             --
  Proceeds from sales and maturities of investments                          171,932        143,627
  Collections of notes receivable                                              3,186          9,353
  Additions to title plants                                                     (735)          (695)
  Additions to property and equipment                                        (16,338)        (8,340)
  Additions to investments                                                  (205,082)      (148,939)
  Additions to notes receivable                                               (2,324)        (8,225)
  Investments in real estate and partnerships                                 (1,048)          (700)
  Acquisition of subsidiaries, net of cash acquired                           (1,128)       (10,544)
  Sale of subsidiary, net of cash                                              3,792             --
                                                                           ---------      ---------
  Net cash used in investing activities                                      (27,436)       (22,942)
                                                                           ---------      ---------


            See Notes to Condensed Consolidated Financial Statements.
                                   (continued)

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                                 (In thousands)

                                                                       Nine months ended
                                                                         September 30,
                                                                    ----------------------
                                                                      1997          1996
                                                                    --------      --------
                                                                          (Unaudited)
Cash flows from financing activities:
  Borrowings                                                        $  8,169      $ 10,897
  Debt service payments                                              (10,565)       (6,030)
  Reissue of treasury stock                                               --         2,109
  Dividends paid                                                      (2,934)       (2,602)
  Stock options exercised                                              1,309           407
                                                                    --------      --------
Net cash provided by (used in) financing activities                   (4,021)        4,781
                                                                    --------      --------
Net increase in cash and cash equivalents                             16,358         8,576
Cash and cash equivalents at beginning of period                      63,971        47,431
                                                                    --------      --------
Cash and cash equivalents at end of period                          $ 80,329      $ 56,007
                                                                    ========      ========
Supplemental cash flow information:
  Income taxes (refunded) paid                                      $   (642)     $ 10,493
                                                                    ========      ========
  Interest paid                                                     $  3,149      $  3,355
                                                                    ========      ========
Noncash investing and financing activities:
  Dividends declared and unpaid                                     $  1,044      $    888
                                                                    ========      ========
Value of stock issued in acquisition of First Title Corporation     $  3,760      $     --
Value of stock issued in acquisition of Ifland Credit Services         3,000            --
Value of stock issued in acquisition of Nations Title Inc.                --         2,130
                                                                    --------      --------
                                                                    $  6,760      $  2,130
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

Note B - Dividends
------------------

On September 16, 1997, the Company's Board of Directors declared a cash dividend of $.07 per share, payable on October 10, 1997, to stockholders of record on September 26, 1997.

Note C - Sale of American Title Company
---------------------------------------

Effective July 1, 1997, the Company sold a majority interest (60%) of its subsidiary American Title Company ("ATC"), an underwritten title company, to certain members of ATC's management. ATC will function as an exclusive agent of the Company. The sale price of the 60% interest was $6.0 million resulting in a realized gain of approximately $1.3 million before applicable income taxes.

Note D - Acquisitions
---------------------

On April 4, 1996, the Company purchased 17% of the outstanding common stock of National Alliance Marketing Group, Inc. ("National"), a California corporation, for $566,667; together with a warrant to acquire an additional 14% of National common stock. In addition, the company loaned $1,200,000 to National at closing at a rate of prime plus one percent. Subsequently, the Company agreed to increase the credit facility from $1,200,000 to $1,700,000. In consideration for the increase in the credit facility National agreed to increase the warrant shares which the Company can purchase. If the entire $1,700,000 was borrowed the Company could purchase an additional 34% of the outstanding shares of National. After receiving approval of the transaction from the California Department of Insurance, the transaction closed on July 12, 1996. National is the parent company of Alliance Home Warranty Company, a California insurance company. Alliance sells home warranty plans to buyers of resale homes, primarily in the Central and Southern California markets. A home warranty contract generally promises the repair or replacement of major operating system and built-in appliances inside a home for a period of one year. On July 3, 1997, the Company converted the outstanding note balance in conjunction with the exercise of the warrants and now owns 51% of the outstanding common stock of National. The outstanding balance of the notes receivable due from National at conversion was approximately $1.6 million.

On July 22, 1997, the Company purchased 1,000,000 shares of common stock of GB Foods Corporation, which represents approximately 15.5% of the outstanding common stock of GB Foods Corporation, for a purchase price of $5.0 million. Additionally, the Company purchased warrants to acquire an additional 3,500,000 shares of GB Foods Corporation at various prices ranging from $5.00 - $7.50 for a purchase price of $800,000, 1,500,000 million warrants are exercisable at $5.00 per share, 1,000,000 million warrants are exercisable at $7.00 per share and 1,000,000 million warrants are exercisable at $7.50 per share. In conjunction with the common stock purchase, the Company gained control of three seats on the GB Foods Corporation Board of Directors. The purpose of the investment is consistent with the Company's strategic goal to diversify into non-interest rate sensitive businesses. The Company's investment in GB Foods Corporation will be accounted for under the equity method.

On August 22, 1997, the Company acquired the common stock of First Title Corporation, a title company with fourteen offices throughout the southeastern United States. First Title has been merged into a subsidiary of the Company. First Title was acquired for $4.7 million; payable in 80% common stock of the Company (230,362 shares or $3.8 million) and 20% cash (approximately $900,000). This transaction has been accounted for as a purchase.

On September 18, 1997, the Company acquired the common stock of Ifland Credit Services ("ICS"), a credit reporting company headquartered in Lexington, Kentucky, for a purchase price of $3.75 million. ICS has been merged with Credit Reports, Inc. The purchase price was payable 80% in common stock of the Company (154,686 shares or $3.0 million) and 20% cash ($750,000). This transaction has been accounted for as a purchase.

Effective as of October 1, 1997, the Company acquired Bron Research, Inc. ("Bron"), a flood certification company headquartered in Austin, Texas. The purchase price paid by the Company for the acquisition was $9.85 million, paid in 475,702 shares of Company common stock. Bron now operates as Fidelity National Flood, Inc. This transaction has been accounted for as a pooling-of-interests.

On October 9, 1997, the Company acquired the common stock of Credit Reports, Inc. ("CRI"), a credit reporting company headquartered in Scottsdale, Arizona, with operations in California, Colorado, Nevada and Oregon. CRI has been merged with ICS. The purchase price for CRI was $200,000, payable in 10,414 shares of Company common stock. This transaction has been accounted for as a purchase.

Also on October 9, 1997, the Company acquired the common stock of Express Network, Inc. ("ENI"), a provider of attorney services such as courier, messenger, courthouse filing, process serving, investigation and reprographics. ENI provides services to legal firms in Los Angeles, Orange County, San Diego, Riverside and San Francisco, California. The purchase price for ENI was $10.55 million; payable in 50% common stock of the Company (274,689 shares or $5.275 million) and 50% cash (approximately $5.275 million). Approximately $2.8 million of the cash portion of the purchase price will be paid in equal installments over a four-year period. This transaction has been accounted for as a purchase.

Note E - Subsequent Events
--------------------------

On October 17, 1997, Fidelity National Financial, Inc., in a private transaction, purchased $45 million aggregate principal amount at maturity of its outstanding Liquid Yield Option Notes due 2009 (the "LYONs") from Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") for an aggregate purchase price of $27.2 million (or $605 per $1,000 principal amount at maturity of LYONs). The purchase price was paid in the form of 1,152,381 shares of the Company's common stock (the "Exchange Shares"). The Company also paid Merrill Lynch, the excess of a base price of $23.625 per Exchange Share over the actual sales price (less $0.05 per share in commissions) realized by Merrill Lynch for sales of up to 502,381 Exchange Shares. The Company also paid Merrill Lynch, for each day, an amount in cash to be determined by multiplying the Net Carry Amount (number of Exchange Shares multiplied by $23.625) by the Applicable Rate (LIBOR plus 2.50%). The Company's payment obligations were subject to reduction for dividends on Exchange Shares received by Merrill Lynch during the period. The Company paid the foregoing amounts to Merrill Lynch in cash of approximately $790,000 on November 7, 1997. The purchase of the LYONs increased stockholders' equity by approximately $24.7 million while reducing outstanding debt by approximately $24.3 million. Additionally, an extraordinary loss due to the early retirement of debt of approximately $1.7 million, net of applicable income taxes, will be recorded in the fourth quarter of 1997.

Effective October 23, 1997, the Company sold its small business investment company subsidiary FNF Ventures, Inc., to certain members of FNF Ventures, Inc.'s management. The sale price was $2.8 million, resulting in a realized gain of approximately $800,000 before applicable income taxes.

Note F - Recent Accounting Pronouncements
-----------------------------------------

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), effective for fiscal years ending after December 15, 1997. SFAS 128 introduces and requires the presentation of "basic" earnings per share which represents net earnings divided by the weighted average shares outstanding excluding all common stock equivalents. Dual presentation of "diluted" earnings per share, reflecting the dilutive effects of all common stock equivalents, will also be required. The diluted presentation is similar to the current presentation of fully diluted earnings per share. Management has not determined whether the adoption of SFAS 128 will have a material impact on the Company's financial position or results of operations.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are necessary to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement, but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has not determined whether the adoption of SFAS 131 will have a material impact on the Company's financial reporting.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management has not determined whether the adoption of SFAS 131 will have a material impact on the Company's financial reporting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Total revenue for the third quarter of 1997 increased 19.0% to $197.9 million from $166.7 million for the third quarter of 1996. Total revenue for the nine-month period ended September 30, 1997 increased 14.0% to $529.6 million from $464.7 million for the comparable 1996 period. The quarter over quarter increase can be attributed to increased title premiums, escrow fees, other fees and revenue and investment income. The increase in title premiums for the quarter and nine-month period ended September 30, 1997 compared to the 1996 period is primarily the result of the Company's expanded presence in agency operations resulting from the Company's acquisition of Nations Title Inc., which closed on April 1, 1996, and favorable market conditions. Additionally, agency premiums were positively impacted by the sale of a majority interest of American Title Company (formerly an underwritten title company subsidiary of the company, to American Title Company Management). The sale of ATC, which was effective July 1, 1997, results in a shift of approximately $9.6 million of premiums from direct operations to agency operations as ATC is now one of the Company's largest agents.

The following table presents information regarding the components of title premiums (dollars in thousands):

                                                Three months ended September 30,             Nine months ended September 30,
                                            -----------------------------------------   ---------------------------------------
                                              1997   % of Total    1996    % of Total    1997    % of Total   1996   % of Total
                                             ------  ----------   ------   ----------   ------   ----------  ------  ----------
Title premiums from direct operations       $ 61,607    43.7%    $ 58,919     46.5%    $181,094     47.5%   $178,982    51.6%
Title premiums from agency operations         79,453    56.3%      67,838     53.5%     200,338     52.5%    167,561    48.4%
                                            --------   -----     --------    -----     --------    -----    --------   -----
         Total title premiums               $141,060   100.0%    $126,757    100.0%    $381,432    100.0%   $346,543   100.0%
                                            ========   =====     ========    =====     ========    =====    ========   =====

The increase in escrow fees and other fees and revenue can be attributed to favorable title order openings and closings in our direct operations which began to trend upward at the end of the first quarter and have remained strong, as well as positive price and transaction trends in the real estate resale market, particularly in California, the nation's largest title insurance market and an area in which the Company has a strong presence. Additionally, the increase in other fees and revenue has been favorably affected by increased contributions made by the Company's title-related services subsidiaries, such as real estate information and technology services, foreclosure publishing and posting, recording services home-warranty and exchange intermediary services.

Interest and investment income increased 275.7% to $13.9 million in the third quarter of 1997 from $3.7 million in the third quarter of 1996. For the nine-month period ended September 30, 1997, interest and investment income was $25.8 million, a 116.8% increase over the $11.9 million of interest and investment income earned in the comparable 1996 period. The increase in interest and investment income earned during the 1997 periods is due to an increase in net realized gains with a slight impact from an increase in the invested asset base compared to the same periods in 1996. Net realized gains from the sale of investments were $10.4 million in the third quarter of 1997 as compared to net realized gains of $601,000 in the corresponding 1996 period. Included in the quarter and nine-month periods net realized gains are a gain from the sale of the Company's former home office building of $4.3 million, a gain from the sale of ATC of $1.3 million and net gains from the sale of investment securities of $5.0 million. These amounts are prior to applicable income taxes. Net realized gains for the nine-month periods ended September 30, 1997 and 1996 were $14.3 million and $2.6 million, respectively. The Company has shifted the emphasis in its fixed income portfolio from taxable to non-taxable securities during 1997.

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

Personnel costs include both base salaries and sales commissions (direct operations) paid to employees and are the most significant operating expense incurred by the Company. These costs generally fluctuate with the level of direct orders opened and closed and with the mix of revenue between direct and agency operations. Personnel costs, as a percentage of total revenue, have decreased to 28.8% for the three-month period ended September 30, 1997 compared to 31.7% for the corresponding period in 1996. Personnel costs as a percentage of total revenue for the nine-month period ended September 30, 1997 have decreased to 32.5% from 34.4% for the corresponding 1996 period.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), escrow losses, courier services, computer services, professional services, general insurance, trade and notes receivable allowances and depreciation. Other operating expenses decreased as a percentage of total revenue to 19.2% in the third quarter of 1997 from 22.9% in the third quarter of 1996. As a percentage of total revenue, other operating expenses for the nine-month period ended September 30, 1997 decreased to 22.5% from 23.8% for the same period in 1996.

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

The addition of Nations Title Inc. title premiums, which are primarily agency-related, has provided a balance between direct operations and agency operations revenue. Additionally, the sale of ATC has shifted costs from personnel costs and other operating expenses to agent commissions.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 79.7% of agent policy premiums in the third quarter of 1997 compared to 78.8% of agency policy premiums in the third quarter of 1996. The fluctuation in the third quarter of 1997 compared to the third quarter of 1996 is due to the conversion of ATC to an agency operation and the related increase in commission expense. Agent commissions were 78.8% of agency policy premiums in the first nine months of 1997 compared to 78.6% in the first nine months of 1996. Agent commissions and the resulting percentage of agency premiums retained by the Company varies according to regional differences in real estate closing practices and state regulations.

The provision for claim losses includes an estimate of anticipated title claims and major claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on the Company's historical loss experience and other relevant factors. The Company monitors its claims experience on a continual basis and adjusts the provision for claim losses accordingly. The Company believes that as a result of its underwriting and claims handling practices, as well as the refinancing business of prior years, the Company will maintain a trend of favorable claim loss experience. The Company has provided for claim losses at 7.0% of title insurance premiums prior to the impact of major claims expense, recoupments and the impact of certain state promulgated title premium rates. Application of these factors resulted in a net provision for claim losses as a percentage of premiums of 7.1% and 7.3% for the three-month periods ended September 30, 1997 and 1996, respectively, and 6.8% and 7.2% for the nine-month periods ended September 30, 1997 and 1996, respectively.

Interest expense is incurred by the Company in financing its capital asset purchases and certain acquisitions. Interest expense consists of interest related to the Company's outstanding debt and the amortization of original issue discount and debt issuance costs related to the Liquid Yield Option Notes ("LYONs"). Interest expense of "non-LYONs" debt totaled $1.0 million and $1.0 million for the three-month periods ended September 30, 1997 and 1996, respectively; and $3.1 million and $3.0 million for the nine-month periods ended September 30, 1997 and 1996, respectively. The LYONs related component of interest expense amounted to $1.4 million for the third quarter of 1997 and $1.3 million for the third quarter of 1996; and $4.1 million and $3.9 million for the nine-month periods ended September 30, 1997 and 1996, respectively. Interest rates being paid by the Company on certain "non-LYONs" debt in 1997 are lower than those paid in 1996 as a result of decreases in certain rates (e.g., LIBOR) to which certain of the interest rates being paid by the Company are indexed.

Income tax expense for the three-month periods ended September 30, 1997 and 1996, as a percentage of earnings before income taxes was 41.9% and 40.5%, respectively. Income tax expense for the nine-month periods ended September 30, 1997 and 1996 was 41.0% and 40.0%, respectively. The fluctuations in income tax expense as a percentage of earnings before income taxes are attributable to the characteristics of net income, i.e., operating income versus investment income; and the components of investment income, taxable versus non-taxable.

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

Part II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit 11 -- Computation of Primary and Fully Diluted
                                Earnings Per Share

                  Exhibit 27 -- Financial Data Schedule

         (b)      Reports on Form 8-K:

                  Form 8-K dated September 23, 1997 - Fidelity National Financial, Inc. Announces Management Changes

                  Form 8-K dated November 3, 1997 - Fidelity National Financial, Inc. Announces Purchase of its Liquid Yield Option Notes due 2009 for $27.2 Million

                  Form 8-K dated November 5, 1997 - Combined Revenue and Net Earnings for Fidelity National Financial, Inc. and Bron Research, Inc.