Form 10-K
period 1997-12-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1998-03-30
CIK 809398

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           COMMISSION FILE NO. 1-9396

                       FIDELITY NATIONAL FINANCIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                                       86-0498599
 (STATE OR OTHER JURISDICTION                                          (I.R.S. EMPLOYER
      OF INCORPORATION OR                                             IDENTIFICATION NO.)
          ORGANIZATION)

    17911 VON KARMAN AVENUE                  92614                      (714) 622-4333
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     As of March 26, 1998, 22,736,836 shares of Common Stock ($.0001 par value) were outstanding, and the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $672,838,000. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date.

     LOCATION OF EXHIBIT INDEX: The index to exhibits is contained in Part IV
herein on page number   .

     The information in Part III hereof is incorporated herein by reference to the Registrant's Proxy Statement on Schedule 14A for the fiscal year ended December 31, 1997, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.
================================================================================

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                              PAGE NO.
                                                              --------
PART I
  Item 1  Business..........................................      1
  Item 2  Properties........................................     10
  Item 3  Legal Proceedings.................................     11
  Item 4  Submission of Matters to a Vote of Security
     Holders................................................     11
PART II
  Item 5  Market for Registrant's Common Stock and Related
     Stockholder Matters....................................     12
  Item 6  Selected Financial Data...........................     13
  Item 7  Management's Discussion and Analysis of Financial
          Condition and   Results of Operations.............     17
  Item 8  Financial Statements and Supplementary Data.......     30
  Item 9  Changes in and Disagreements with Accountants on
          Accounting and   Financial Disclosure.............     66
PART III
  Item 10  Directors and Executive Officers of the
     Registrant.............................................     66
  Item 11  Executive Compensation...........................     66
  Item 12  Security Ownership of Certain Beneficial Owners
     and Management.........................................     66
  Item 13  Certain Relationships and Related Transactions...     66
PART IV
  Item 14  Exhibits, Financial Statement Schedules and
     Reports on Form 8-K....................................     66

                                     PART I

ITEM 1.  BUSINESS

     Fidelity National Financial, Inc., through its principal subsidiaries (collectively, the "Company"), is one of the largest national underwriters engaged in the business of issuing title insurance policies and performing other title-related services such as escrow, collection and trust activities, real estate information and technology services, trustee sale guarantees, credit reporting, attorney services, flood certification, tax monitoring, reconveyances, recordings, foreclosure publishing and posting services and exchange intermediary services in connection with real estate transactions. Title insurance services are provided through the Company's direct operations and otherwise through independent title insurance agents who issue title policies on behalf of the underwriting subsidiaries. Title insurance is generally accepted as the most efficient means of determining title to, and the priority of interests in, real estate in nearly all parts of the United States. Today, virtually all real property mortgage lenders require their borrowers to obtain a title insurance policy at the time a mortgage loan is made or to allow the sale of loans in the secondary market.

     The Company's principal subsidiaries consist of Fidelity National Title Insurance Company ("Fidelity Title"), which, in turn, is the parent company of Fidelity National Title Insurance Company of Tennessee ("Fidelity Tennessee"), and was the parent company of Fidelity National Title Insurance Company of California ("Fidelity California"), which was merged into Fidelity Title as of August 7, 1997, and was the parent company of Nations Title Insurance Company ("Nations Title"), which was merged into Fidelity Title as of December 29, 1997; Fidelity National Title Insurance Company of New York ("Fidelity New York"), which, in turn, is the parent company of Nations Title Insurance of New York Inc. ("Nations New York") and National Title Insurance of New York Inc. ("National"); Fidelity National Title Insurance Company of Pennsylvania ("Fidelity Pennsylvania"), which was merged into Fidelity New York as of April 11, 1997, which in turn, was the parent company of American Title Insurance Company ("ATIC"), which was merged into Fidelity Pennsylvania as of November 21, 1996; (collectively, the "Insurance Subsidiaries"); its wholly-owned underwritten title companies (collectively, the "UTCs"); and its network of wholly-owned title-related ancillary service companies known as Fidelity's Lender Express Network ("FLEXNet").

     Nations Title Insurance Company, Nations Title Insurance of New York Inc. and National Title Insurance of New York Inc. were acquired, along with Nations Title Inc. ("NTI," collectively, "Nations Title Inc.") in a transaction which closed on April 1, 1996. Certain of the ancillary service companies were acquired in separate transactions during 1997.

     On November 17, 1997, Fidelity National Financial, Inc. signed an Agreement and Plan of Merger ("Merger Agreement") to merge a newly-formed subsidiary of the Company into Granite Financial, Inc. ("Granite"). Granite, located in Golden, Colorado, is a rapidly expanding speciality finance company engaged in the business of originating, funding, purchasing, selling, securitizing and servicing equipment leases for a broad range of businesses located throughout the United States. Granite is a prominent consolidator in the $48 billion small-ticket lease finance market with the acquisitions of Global Finance & Leasing in March, 1997; SFR Funding, Inc., in June, 1997; and North Pacific Funding, Inc. (dba C&W Leasing), a privately held corporation based in Seattle, Washington, and its wholly-owned subsidiary, in December, 1997. This transaction closed on February 26, 1998.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" and Notes B and O of Notes to Consolidated Financial Statements.

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

     ECONOMIC FACTORS AFFECTING INDUSTRY. Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases. Other factors affecting real estate activity include demand, mortgage interest rates, family income levels and general economic conditions. While the level of sales activity was relatively depressed in certain geographical areas during the period 1991 through mid-1993, lower mortgage interest rates beginning in the latter part of 1991 triggered an increase in refinancing activity which continued at record levels through 1993 and into the first quarter of 1994. During 1994 and early 1995, steady interest rate increases caused by actions taken by the Federal Reserve Board, resulted in a significant decline in refinancing transactions and a stagnation in residential resales and new home sales. Since late 1995, decreases in mortgage interest rates and the resulting improvement in the real estate market have had a favorable effect on the level of real estate activity, including refinancing transactions, new home sales and resales. The overall economic environment, stable mortgage interest rates and strength in the real estate market, especially in California and on the West Coast, contributed to very positive conditions for the industry throughout 1996 and 1997 and into the first quarter of 1998. It is impossible to predict in what future direction interest rates and the real estate market may move or fluctuate.

TITLE INSURANCE OPERATIONS

     The Insurance Subsidiaries are currently licensed to issue title insurance policies through direct operations and independent agents in all states (with the exception of Iowa) and the District of Columbia, the Bahamas, the Virgin Islands and Puerto Rico.

     The Company maintains direct operations in Arizona, California, Florida, Georgia, Hawaii, Nevada, New Jersey, New Mexico, New York, North Carolina, Oregon, Pennsylvania, Tennessee, Texas and Washington. Direct operations are divided into approximately 70 branches consisting of more than 350 offices. Each branch processes title insurance transactions within its geographical area, which is usually a county boundary. Each branch is operated as a separate profit center.

     The Company also transacts title insurance business through a network of approximately 2,200 agents, primarily in those areas in which agents are the more accepted title insurance provider.

     The following table sets forth for the years 1997, 1996 and 1995, respectively, the approximate dollars and percentages of title insurance premium revenue by state according to records maintained by the Company:

                                              YEAR ENDED DECEMBER 31,
                            -----------------------------------------------------------
                                  1997                 1996                 1995
                            -----------------    -----------------    -----------------
                             AMOUNT       %       AMOUNT       %       AMOUNT       %
                            --------    -----    --------    -----    --------    -----
                                              (DOLLARS IN THOUSANDS)
California................  $202,848     38.0%   $183,108     38.5%   $124,407     43.6%
New York..................    60,022     11.3      45,938      9.7      17,436      6.1
Texas.....................    47,051      8.8      42,122      8.9      28,761     10.1
Florida...................    29,457      5.5      25,444      5.3      16,141      5.7
Pennsylvania..............    26,318      5.0      25,441      5.3      13,751      4.8
Arizona...................    24,431      4.6      23,865      5.0      15,462      5.4
All others................   143,093     26.8     130,043     27.3      69,594     24.3
                            --------    -----    --------    -----    --------    -----
          Totals..........  $533,220    100.0%   $475,961    100.0%   $285,552    100.0%
                            ========    =====    ========    =====    ========    =====

     For the entire title insurance industry, 12 states accounted for 72.1% of title premiums written in the United States in 1996. California represented the single largest state with 17.5%. The Company is licensed and has operations in all 12 of these states.

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

     DIRECT AND AGENCY OPERATIONS. Preliminary title reports and commitments to issue policies are prepared by title underwriters or wholly-owned underwritten title companies (direct operations) or by independent agents on behalf of the underwriters (agency operations). The terms and conditions upon which the real property will be insured are determined in accordance with the underwriting standards, policies and procedures of the title underwriter. In direct operations, the title underwriter issues the title insurance policy and retains the entire premium paid in connection with the transaction. In agency operations, the search and examination function is performed by an independent agent. The majority of the title premium collected is retained by the agent with the balance remitted to the title underwriter. Independent agents may select among several title underwriters based upon the amount of the premium "split" offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Expenses and Recent Developments."

     Prior to the acquisition of the Nations group of companies, which was completed on April 1, 1996, the Company generated the majority of its revenue from its network of direct operations as opposed to agency relationships, the latter being more common in the title industry. See below and "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Overview and Recent Developments." The Company's direct operations generate higher margins than agency operations because the Company retains the entire premium from each transaction instead of paying commissions to agents and claim losses are less than in agency based operations because the Company controls the issuance of the title policy. Direct operations also provide additional sources of income, such as escrow fees, collection and trust fees, real estate information and technology service fees, trustee sale guarantee fees, credit reporting fees, attorney service fees, flood certification fees, tax monitoring fees, reconveyance fees, recording fees, foreclosure publishing and posting service fees and exchange intermediary service fees in connection with real estate transactions.

     In 1997, 46.9% of the Company's title insurance premiums were generated by direct operations. In 1996 and 1995, 49.8% and 62.1%, respectively, of title insurance premiums were generated by direct operations. The percentage of title insurance premiums generated by agency operations was 53.1%, 50.2% and 37.9% in 1997, 1996 and 1995, respectively. The average percentage of premiums generated by agents and retained by the Company was 20.9%, 21.3% and 23.7% in 1997, 1996 and 1995, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview, Revenue and Expenses."

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

     On April 1, 1996, the Company completed its acquisition of one hundred percent of Nations Title Inc. and its wholly-owned subsidiaries Nations Title Insurance Company (which was merged into Fidelity Title as of December 29,
1997), Nations Title Insurance of New York Inc. and National Title Insurance of New York Inc., from Nations Holding Group for a purchase price of $19.3 million plus 212,960 shares, $2.1 million, of Fidelity National Financial, Inc.'s common stock, subject to certain adjustments. The acquisition positioned the Company as the nation's fourth largest title insurance underwriter. The Company believes that the combination of its direct operations and Nations Title Inc.'s strong agency network provides a balance to the Company's title premium revenue between direct and agency, as well as a hedge against future market downturns. The acquisition of Nations Title Inc. has also increased the Company's revenue and positively impacted its balance sheet and margins due to the operating economies of the combined companies. The acquisition has also increased market share in areas where the Company has had a limited presence, particularly in those areas where business is primarily agent driven, as well as in states where the Company has a strong market position. During 1997, the Nations Title Inc. purchase price was reduced $749,000, pursuant to certain terms and conditions contained in the acquisition agreement. The purchase price adjustment resulted in Nations Holding Group returning 26,499 shares of Company common stock. The returned shares were subsequently cancelled. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview, Revenue and Recent Developments."

     ESCROW, TRUST AND OTHER TITLE-RELATED SERVICES. The Company holds funds and documents in real estate transactions for delivery upon closing pursuant to the instructions of the respective parties to an escrow. The Company derives revenue from other ancillary services generated from direct operations, such as collection and trust fees, real estate information and technology service fees, trustee sale guarantee fees, credit reporting fees, attorney service fees, flood certification fees, tax monitoring fees, reconveyance fees, recording fees, foreclosure publishing and posting service fees and exchange intermediary service fees in connection with real estate transactions.

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

     The Company believes that its quality controls and historical focus on residential resale and refinance transactions have helped minimize the net title claims paid as a percentage of title insurance premiums ("net claims paid ratio"). The Company further reduces its losses by following aggressive recoupment procedures under rights of subrogation or warranties and by carefully reviewing all claims. The Company paid title claims, net of recoupments, of approximately $35.3 million, $37.3 million and $26.2 million in 1997, 1996 and 1995, respectively, representing 6.6%, 7.8% and 9.2% of title insurance premium revenue during such periods. The 1997 and 1996 claims paid include Nations Title Inc. claims paid (since April 1, 1996 for the year ended December 31, 1996) totalling $8.5 million and $9.3 million, respectively. Fluctuations in the net claims paid ratio can be attributed to the development of claims and related payments over time. As payments related to prior years are made, particularly prior years in which premium volume was at higher levels than those generated in the year the loss is paid, the net claims paid ratio increases as a simple percentage. The inverse occurs when the payments to premiums relationship is reversed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Expenses." There can be no assurance that the Company's current paid loss experience will continue at these levels.

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

     The Company generally pays losses in cash. In some instances claims are settled by purchasing the interest of the insured in the real property or the interest of the adverse claimant. Such interests are generally recorded as an asset on the Company's books at the lower of cost or fair value less selling costs and any related indebtedness is carried as a liability. At December 31, 1997, the amount of these interests was $8.8 million.

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

     COMPETITION. The title insurance industry is highly competitive. The number and size of competing companies varies in the different geographic areas in which the Company conducts its business. In the Company's principal markets, competitors include other major title underwriters such as Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, First American Title Insurance Company, Lawyers Title Insurance Corporation, Old Republic Title Insurance Company and Stewart Title Guaranty Company, as well as numerous independent agency operations at the regional and local level.

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

     REGULATION. Title insurance companies, including underwriters, underwritten title companies and independent agents, are subject to extensive regulation under applicable state laws. Each insurance underwriter is usually subject to a holding company act in its state of domicile which regulates, among other matters, the ability to pay dividends and investment policies. The laws of most states in which the Company transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting principles, financial practices, establishing reserve and capital and surplus requirements, defining suitable investments for reserves, capital and surplus and approving rate schedules. The Company has analyzed its current Insurance Subsidiary structure and the regulatory environments of the various states of domicile of the Insurance Subsidiaries. Based on this analysis the Company has implemented a program to merge certain of its Insurance Subsidiaries, ultimately resulting in two Insurance Subsidiaries, Fidelity Title and Fidelity New York, as opposed to the current five, which is down from eight underwriters at the end of 1996.

     Pursuant to statutory accounting requirements of the various states in which the Insurance Subsidiaries are qualified, they must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined on a quarterly basis by statutory formula based upon either the age and dollar amount of policy liabilities underwritten or the age and dollar amount of statutory premiums written. As of December 31, 1997, the combined statutory unearned premium reserve required and reported for the Insurance Subsidiaries was $174.5 million.

     The Insurance Subsidiaries are regulated by the insurance commissioners of their respective states of domicile. Regulatory examinations usually occur at three year intervals. Examinations are currently in progress for Fidelity Title
(1996), Fidelity New York (1996), Nations New York (1996), National (1996) and ATIC (1994). The Company has not received preliminary reports of examination for Fidelity Title, Fidelity New York, Nations New York or National, as the examinations are currently ongoing.

     The Department of Insurance of the State of Florida has completed the field portion of its triennial examination of ATIC, which was merged into Fidelity Pennsylvania as of November 21, 1996, which was in turn merged into Fidelity New York as of April 11, 1997; as of and for the three-year period ended

December 31, 1994. The Company has received a preliminary report of examination. The preliminary report, as forwarded to the Company by the Department of Insurance of the State of Florida, indicates that the examiners are proposing adjustments that could materially impact the statutory capital and surplus of ATIC and subsequently, Fidelity Pennsylvania, its former parent company, and ultimately Fidelity New York. Certain of these adjustments have not been included in the 1997 Fidelity New York Statutory Annual Statement as filed with insurance regulatory authorities as the Company does not agree with these findings and has requested support for the examination report. These same adjustments have not been considered in the calculation of dividend capability, statutory surplus and statutory income (loss) reported below.

     Examinations have been completed for Fidelity Pennsylvania (1995), Fidelity Tennessee (1995) and Nations Title (1996). All adjustments proposed by the examiners have been recorded by the Company for Fidelity Pennsylvania, Fidelity Tennessee and Nations Title, and are included in the calculation of dividend capability, statutory surplus and statutory income (loss) reported below.

     Statutorily calculated net worth determines the maximum insurable amount under any single title insurance policy. As of January 1, 1998, the Company's self-imposed single policy maximum insurable amounts, which comply with all statutory limitations, for Fidelity Title, Fidelity New York and Fidelity Tennessee were $42.0 million, $80.0 million and $6.0 million, respectively. The self-imposed single policy maximum insurable amounts for Nations New York and National were $20.0 million and $6.7 million, respectively.

     The Insurance Subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. In the case of Fidelity Title, the total amount of dividends made in any twelve-month period may not exceed the greater of 10% of the surplus as regards policyholders as of the last day of the preceding year or net income for the twelve-month period ending the last day of the preceding year. In the case of Fidelity New York, the total amount of dividends and distributions is limited to surplus as regards policyholders, excluding capital stock, less fifty percent of statutory premium reserve as of the last day of the preceding year and capital contributions received in the latest five-year period. As of January 1, 1998, Fidelity Title could pay dividends or make other distributions to the Company of $6,823,000. Fidelity New York does not have any dividend paying capability as of January 1, 1998.

     The combined statutory capital and surplus of the Insurance Subsidiaries was $94,101,000, $73,326,000 and $67,174,000 as of December 31, 1997, 1996 and
1995, respectively. The combined statutory income (loss) of the Insurance Subsidiaries was $21,500,000, $6,052,000 and $(1,533,000) for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts do not include certain of the proposed ATIC examination adjustments previously discussed.

     As a condition to continued authority to underwrite policies in the states in which the Insurance Subsidiaries conduct their business, the Insurance Subsidiaries are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, the Company's escrow and trust business is subject to regulation by various state banking authorities.

     Pursuant to statutory requirements of the various states in which the Insurance Subsidiaries are domiciled, they must maintain certain levels of minimum capital and surplus. Each of the Company's title underwriters have complied with the minimum statutory requirements as of December 31, 1997. See Note K of Notes to Consolidated Financial Statements.

     The UTCs are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth and dividend capability. Minimum net worth of $7.5 million and $2.5 million is required for Fidelity National Title Company ("FNTC") and Fidelity National Title Company of California ("FNCAL"), respectively. In addition, the Company has agreed to notify the State of California Department of Insurance of dividend payments by FNTC and FNCAL greater than 30% of earnings before income taxes through 1998.

RATINGS

     The Insurance Subsidiaries are regularly assigned ratings by independent agencies designed to indicate their financial condition and/or claims paying ability. Financial data and other information is supplied to the rating agencies and subjected to quantitative and qualitative analyses from which the ratings were derived. Ratings of the Company's principal Insurance Subsidiaries, as assigned by Demotech, Inc. during 1997, are listed below.

                                        DEMOTECH, INC.
                                 (FINANCIAL STABILITY RATING)
                             ------------------------------------

                             Fidelity Title       A = Exceptional
                             Fidelity New York    A = Exceptional

INVESTMENT POLICIES AND INVESTMENT PORTFOLIO

     The Company's investment policy is designed to maintain a high quality portfolio, maximize income, minimize interest rate risk and match the duration of the portfolio to the Company's liabilities. The Company also makes investments in certain equity securities in order to take advantage of perceived value and for strategic purposes. Most of the Company's investment assets qualify as "admitted assets" and for purposes of capital and surplus and unearned premium reserves as prescribed by various state insurance regulations. These investments are restricted by the state insurance regulations of their domiciliary states and are limited primarily to cash and cash equivalents, federal and municipal governmental securities, mortgage loans, certain investment grade debt securities, equity securities and real estate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     As of December 31, 1997 and 1996, the carrying amount, which approximates the fair value, of total investments was $326.3 million and $227.7 million, respectively.

     It is the practice of the Company to purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities and equity securities. The securities in the Company's portfolio are subject to economic conditions and normal market risks and uncertainties.

     The following table sets forth certain information regarding the investment ratings of the Company's fixed maturity portfolio at December 31, 1997 and 1996:

                                                          DECEMBER 31,
                       ----------------------------------------------------------------------------------
                                        1997                                       1996
                       ---------------------------------------    --------------------------------------
                                      %                    %                     %                    %
                       AMORTIZED     OF        FAIR       OF      AMORTIZED     OF        FAIR       OF
     RATINGS(1)          COST       TOTAL     VALUE      TOTAL      COST       TOTAL     VALUE      TOTAL
     ----------        ---------    -----    --------    -----    ---------    -----    --------    -----
                                                     (DOLLARS IN THOUSANDS)
AAA..................  $103,187      48.3%   $104,488     48.2%   $110,718      66.0%   $109,956     66.1%
AA...................    36,484      17.1      37,141     17.1      10,485       6.3      10,572      6.3
A....................    66,215      31.0      66,655     30.7      40,587      24.2      40,007     24.1
Other................     7,703       3.6       8,717      4.0       5,822       3.5       5,794      3.5
                       --------     -----    --------    -----    --------     -----    --------    -----
     Total...........  $213,589     100.0%   $217,001    100.0%   $167,612     100.0%   $166,329    100.0%
                       ========     =====    ========    =====    ========     =====    ========    =====

---------------
(1) Ratings as assigned by Standard & Poor's Corporation

     The following table sets forth certain information regarding the Company's fixed maturity securities at December 31, 1997. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturity securities with an amortized cost of $17,640,000 and a fair value of $18,159,000 were callable at December 31, 1997:

                                                           DECEMBER 31, 1997
                                                ---------------------------------------
                                                               %                    %
                                                AMORTIZED     OF        FAIR       OF
                   MATURITY                       COST       TOTAL     VALUE      TOTAL
                   --------                     ---------    -----    --------    -----
                                                        (DOLLARS IN THOUSANDS)
One year or less..............................  $  5,180       2.4%   $  5,188      2.4%
After one year through five years.............   120,134      56.2     121,780     56.1
After five years through ten years............    76,760      35.9      78,346     36.1
After ten years...............................    11,515       5.5      11,687      5.4
                                                --------     -----    --------    -----
          Total...............................  $213,589     100.0%   $217,001    100.0%
                                                ========     =====    ========    =====

     Equity securities at December 31, 1997 and 1996 consist of investments in various industry groups as follows:

                                                            DECEMBER 31,
                                              ----------------------------------------
                                                     1997                  1996
                                              ------------------    ------------------
                                                          FAIR                  FAIR
                                               COST       VALUE      COST       VALUE
                                              -------    -------    -------    -------
                                                       (DOLLARS IN THOUSANDS)
Banks, trust and insurance companies........  $    50    $    50    $   800    $   863
Industrial, miscellaneous and all other.....   35,826     70,368     19,349     41,475
                                              -------    -------    -------    -------
          Total.............................  $35,876    $70,418    $20,149    $42,338
                                              =======    =======    =======    =======

     The Company's investment results for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Net investment income(1)(2)........................  $ 18,275    $ 15,523    $ 15,014
Average invested assets(1).........................   328,172     266,480     233,831
Effective return on average invested assets(1).....       5.6%        5.8%        6.4%

---------------
(1) Excludes investments in real estate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Revenue."

(2) Net investment income as reported in the Consolidated Statements of Earnings has been adjusted to provide the tax equivalent yield on tax exempt investments and to exclude net realized capital gains on the sale of investments. Net realized capital gains totalled $16,988,000, $2,625,000 and $5,213,000 in 1997, 1996 and 1995, respectively.

REAL ESTATE AND PROPERTY MANAGEMENT OPERATIONS

     The Company, principally through Manchester Development Corporation ("Manchester"), currently doing business as Orion Realty Group, a wholly-owned subsidiary, previously invested in various real estate projects directly and through partnerships. Some of these partnerships involve related parties. See Notes D and E of Notes to Consolidated Financial Statements. Manchester currently assists in the identification and leasing of space for operating purposes and manages property owned by the Company. The Company's investments in real estate and partnerships represented approximately 1.0% of the Company's assets at December 31, 1997.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 5,200 full-time equivalent employees. The Company believes that its relations with employees are generally good.

YEAR 2000 ISSUES

     The Company has reviewed its information systems hardware, operations and application software relative to their compliance with potential Year 2000 issues. The Company believes that it has identified substantially all of the application software programs which require modification in order to become Year 2000 compliant and has a formal plan to correct and test the programs affected by the conversion of a two-digit year to a four-digit year. The Company expects the early phases of the project to be completed during the middle of 1998. The final phase of the project is scheduled to be completed by mid-1999. The review of systems also included the identification of vendors that may have a significant impact on the Company's operations and their expected completion of any conversions.

     The Company believes that its information systems operations and those of its significant vendors are or will become Year 2000 compliant such that there will not be any material adverse impact on the Company's results of operations or financial condition. The Company estimates costs to be incurred prior to December 31, 1999 to be approximately $200,000 to complete all programming changes, related testing and implementation.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

     The Company wishes to caution readers that the forward-looking statements contained in this Form 10-K under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements made by or on behalf of the Company. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is filing the following cautionary statements identifying important factors that in some cases have affected, and in the future could cause the Company's actual results to differ materially from those expressed in any such forward-looking statements.

     The factors that could cause the Company's results to differ materially include, but are not limited to, general economic and business conditions, including interest rate fluctuations; the impact of competitive products and pricing; success of operating initiatives; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms, and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; employee benefit costs and changes in, or the failure to comply with government regulations.

ITEM 2.  PROPERTIES

     During 1997, the Company sold its corporate home office building in Irvine, California, which housed the Company's corporate departments and certain operating subsidiaries, recording a net realized gain of $4.3 million, prior to applicable income taxes. Also during 1997, a subsidiary of the Company completed the purchase of a building in Santa Barbara, California, which houses certain of the Company's corporate departments.

     The majority of the branch offices of the Company are leased from third parties. The remainder are owned by the Company or leased from partnerships in which the Company has an interest or leased from affiliates.

     As of December 31, 1997, the Company leased office and storage spaces as follows:

                                                              NUMBER OF
                                                              LOCATIONS
                                                              ---------
California..................................................     197
Florida.....................................................      36
Texas.......................................................      33
Arizona.....................................................      29
Oregon......................................................      19
Pennsylvania and Tennessee..................................       8
New Jersey, New York and Washington.........................       7
Nevada, New Mexico and North Carolina.......................       6
Georgia, Hawaii and Michigan................................       4
Connecticut.................................................       2

One each in: Alabama, Colorado, Illinois, Kansas, Maryland,
  Massachusetts, Minnesota, Missouri, Ohio, Rhode Island and Virginia.

     See Note J of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages. Management believes that no actions depart from customary litigation incidental to the business of the Company and that resolution of all such litigation will not have a material adverse effect on the Company.

     See Note J of Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of 1997.

     See "Management's Discussion and Analysis of Financial Condition -- Recent Developments" and Note O of Notes to Consolidated Financial Statements.

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

                                                                                  DIVIDENDS
                                                               HIGH      LOW      DECLARED
                                                              ------    ------    ---------
Year ended December 31, 1997
  First quarter.............................................  $14.09    $10.91      $.064
  Second quarter............................................  $15.34    $10.45      $.064
  Third quarter.............................................  $21.59    $14.44      $.064
  Fourth quarter............................................  $31.25    $18.64      $ .07
Year ended December 31, 1996
  First quarter.............................................  $14.67    $12.39      $.058
  Second quarter............................................  $12.91    $10.33      $.058
  Third quarter.............................................  $13.33    $11.26      $.058
  Fourth quarter............................................  $13.98    $12.60      $.064

     On March 26, 1998, the last reported sale price of the common stock on the New York Stock Exchange Composite Tape was $36.00 per share. As of March 26, 1998, the Company had approximately 900 stockholders of record.

     Dividend Policy and Restrictions On Dividend Payments. Since the last quarter of 1987, the Company has consistently paid cash dividends on a quarterly basis, which payments have been made at the discretion of the Company's Board of Directors. On March 19, 1998, the Company's Board of Directors declared a cash dividend of $.07 per share which will be payable on May 1, 1998 to stockholders of record on April 10, 1998. The continued payment of dividends will depend upon operating results, business requirements, contractual restrictions, regulatory considerations and other factors. The Company anticipates the continued payment of dividends. See "Business -- Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Contractual Restrictions on Dividend Payments. The Company's ability to pay dividends on its common stock and make certain payments is restricted by provisions contained in the Company's various debt agreements. The Company believes that amounts to fund currently anticipated dividends and certain payments are available pursuant to the terms and conditions of its various debt agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Notes G and O of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

     The historical operating results data, per share data and balance sheet data set forth below are derived from the Consolidated Financial Statements of the Company. Per share data has been retroactively adjusted for stock dividends and splits since the Company's inception. The Consolidated Financial Statements for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 have been audited by KPMG Peat Marwick LLP, independent certified public accountants. Audited Consolidated Balance Sheets at December 31, 1997 and 1996 and Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows for the years ended December 31, 1997, 1996, and 1995, and Notes thereto are included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                            YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------
                                                1997         1996       1995       1994
                                            (3)(4)(5)(6)    (3)(4)      (2)        (1)        1993
                                            ------------   --------   --------   --------   --------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA)
OPERATING RESULTS DATA:
  Revenue:
     Title insurance premiums.............    $533,220     $475,961   $285,552   $369,275   $429,772
     Escrow fees..........................      81,241       66,927     49,723     52,260     69,982
     Other fees and revenue...............      98,695       76,333     56,954     59,351     60,958
     Interest and investment income,
       including realized gains
       (losses)...........................      33,556       17,692     17,616     11,918     14,671
                                              --------     --------   --------   --------   --------
                                               746,712      636,913    409,845    492,804    575,383
                                              --------     --------   --------   --------   --------
  Expenses:
     Personnel costs......................     240,223      211,668    165,514    181,953    196,470
     Other operating expenses.............     161,200      154,043    123,888    129,367    137,125
     Agent commissions....................     223,797      187,901     82,713    132,713    147,427
     Provision for claim losses...........      38,661       33,302     19,031     27,838     39,220
     Interest expense.....................       9,401        9,446      9,239      8,594      2,587
                                              --------     --------   --------   --------   --------
                                               673,282      596,360    400,385    480,465    522,829
                                              --------     --------   --------   --------   --------
  Earnings before income taxes and
     extraordinary item...................      73,430       40,553      9,460     12,339     52,554
  Income tax expense......................      31,959       16,216      1,828      2,594     16,259
                                              --------     --------   --------   --------   --------
  Earnings before extraordinary item......      41,471       24,337      7,632      9,745     36,295
  Extraordinary item, net of income taxes
     (1)(2)(6)............................      (1,700)          --       (813)     2,400         --
                                              --------     --------   --------   --------   --------
     Net earnings.........................    $ 39,771     $ 24,337   $  6,819   $ 12,145   $ 36,295
                                              ========     ========   ========   ========   ========
     Diluted net earnings.................    $ 42,913     $ 27,533   $  6,819   $ 15,201   $ 36,295
                                              ========     ========   ========   ========   ========
PER SHARE DATA:
  Net diluted earnings per share before
     extraordinary item...................    $   2.08     $   1.34   $    .49   $    .51   $   1.78
  Extraordinary item, net of income taxes,
     diluted basis........................        (.08)          --       (.05)       .10         --
                                              --------     --------   --------   --------   --------
     Net earnings per share, diluted basis
       ...................................    $   2.00     $   1.34   $    .44   $    .61   $   1.78
                                              ========     ========   ========   ========   ========
  Weighted average shares outstanding,
     diluted basis (000's)................      21,483       20,484     15,694     24,864     20,365
  Dividends per share.....................    $    .26     $    .24   $    .22   $    .20   $    .18

                                                            YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------
                                                1997         1996       1995       1994
                                            (3)(4)(5)(6)    (3)(4)      (2)        (1)        1993
                                            ------------   --------   --------   --------   --------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA)
OTHER DATA:
  Direct operations market share(7).......        21.3%        21.0%      20.3%      20.6%      18.3%
  Orders closed by direct operations......     406,000      394,000    302,000    335,000    464,000
  Average fee per file(8).................    $    853     $    806   $    790   $    750   $    710
  Provision for claim losses to title
     insurance premiums...................         7.3%         7.0%       6.7%       7.5%       9.1%
  Net claims paid ratio(9)................         6.6%         7.8%       9.2%       6.3%       4.2%
  Title-related revenue:
     Percentage direct operations.........        57.5%        59.5%      71.1%      62.6%      65.3%
     Percentage agency operations.........        42.5%        40.5%      28.9%      37.4%      34.7%
  Employees at year end...................       5,200        4,500      4,100      3,500      4,700
  Number of licensed states at year end...          49           49         49         49         48
  Return on average equity before
     extraordinary item(1)(2)(6)(10)......        27.1%        25.9%      10.0%      10.3%      40.3%
  Return on average equity including
     extraordinary item(1)(2)(6)(10)......        25.9%        25.9%       9.0%      12.9%      40.3%
BALANCE SHEET DATA:
  Investments.............................    $326,277     $227,674   $180,082   $217,648   $236,533
  Cash and cash equivalents...............      54,005       63,971     47,431     34,689     42,731
  Total assets............................     600,559      509,296    405,063    418,119    396,279
  Notes payable...........................     123,023      148,922    136,047    142,129     52,769
  Reserve for claim losses................     190,747      187,245    146,094    153,306    142,512
  Minority interest.......................       3,614        1,287        393        616     22,424
  Stockholders' equity....................     196,319      110,251     77,947     73,954    114,926

---------------
 (1) During 1994, the Company recognized a $2.4 million extraordinary gain, net of related income taxes of $1.3 million, related to the early retirement of $48 million maturity value of the Company's Liquid Yield Option Notes (the "LYONs").

 (2) During 1995, the Company recognized an $813,000 extraordinary loss, net of related income taxes of $437,000, related to the early retirement of its Senior Secured Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Extraordinary Item."

 (3) The Company acquired NTI and its wholly-owned subsidiaries Nations Title, Nations New York and National on April 1, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of
     Operations -- Recent Developments" and Note B of Notes to Consolidated Financial Statements. The selected financial data above includes the balance sheet accounts of NTI and subsidiaries at December 31, 1997 and 1996 and the results of its operations for the year ended December 31, 1997 and for the nine-month period ended December 31, 1996.

 (4) The Company acquired 80% of CRM, Inc. ("CRM") on November 1, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" and Note B of Notes to Consolidated Financial Statements. The selected financial data above includes the Company's interest in the balance sheet accounts of CRM at December 31, 1997 and 1996 and the Company's interest in the results of its operations for the year ended December 31, 1997 and for the two-month period ended December 31, 1996.

 (5) On July 3, 1997, the Company converted an outstanding note balance in conjunction with the exercise of warrants into a 51% ownership interest of National Alliance Marketing Group ("National Alliance"), subject to certain regulatory approvals. The selected financial data above includes the Company's interest in the balance sheet accounts of National Alliance at December 31, 1997 and the Company's interest in the results of operations for the period from July 3, 1997 through December 31, 1997.

     On August 22, 1997, the Company acquired First Title Corporation ("First Title"). The selected financial data above includes the balance sheet accounts of First Title at December 31, 1997 and the results of its operations for the period from August 22, 1997 through December 31, 1997.

     The Company acquired Ifland Credit Services ("ICS") on September 18, 1997. The selected financial data above includes the balance sheet accounts of ICS at December 31, 1997 and the results of its operations for the period from September 18, 1997 through December 31, 1997.

     The Company acquired Credit Reports, Inc. ("CRI") and Express Network, Inc. ("ENI") on October 9, 1997. The selected financial data above includes the balance sheet accounts of CRI and ENI at December 31, 1997 and the results of their operations for the period from October 9, 1997 through December 31, 1997.

     The Company acquired Classified Credit Data, Inc. ("CCD") on October 21, 1997. The selected financial data above includes the balance sheet accounts of CCD at December 31, 1997 and the results of their operations for the period from October 21, 1997 through December 31, 1997.

     The Company acquired Bron Research, Inc. ("BRON") on October 1, 1997. This acquisition has been accounted for as a pooling-of-interests. The selected financial data above includes the balance sheet accounts of BRON at December 31, 1997 and the results of its operations for the year ended December 31, 1997. BRON's financial position and results of operations prior to 1997 were insignificant, and as such, the selected financial data above has not been restated for prior years.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" and Note B of Notes to Consolidated Financial Statements.

 (6) During 1997, the Company recognized an extraordinary loss of $1.7 million, net of related income taxes of $1.1 million, related to the early retirement of $45 million maturity value of the Company's LYONs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Extraordinary Item and Recent Developments."

 (7) This estimate of direct operations market share is based upon the number of title recordings by the Company in the counties where the Company maintains direct operations and excludes title recordings by the Company's agents and excludes title recordings in certain eastern and southeastern states because such information is not available. The direct operations market share percentage has been weighted to give effect to the Company's related direct revenue in the applicable counties.

 (8) Average fee per file is based upon title insurance premiums, escrow fees and certain other title-related fees from direct operations divided by orders closed.

 (9) The net claims paid ratio is the percentage resulting from total title claims paid, net of recoupments, divided by title insurance premiums.

(10) Percentage return on average equity is net earnings for the period divided by the simple average of total stockholders' equity as of the beginning and end of each year presented.

QUARTERLY FINANCIAL DATA

     Selected quarterly financial data is as follows:

                                                                      QUARTER ENDED
                                                  ------------------------------------------------------
                                                  MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                  ---------    --------    -------------    ------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997
Revenue.........................................  $153,192     $178,458      $197,915         $217,147
Earnings before income taxes and extraordinary
  loss..........................................     5,123       15,075        27,271           25,961
Earnings before extraordinary loss..............     3,023        9,105        15,857           13,486
Extraordinary loss, net of income taxes.........        --           --            --           (1,700)
Net earnings basic basis........................     3,023        9,105        15,857           11,786
Net earnings diluted basis......................     3,831        9,913        16,675           12,494
Earnings per share before extraordinary item,
  basic basis...................................       .20          .60          1.03              .76
Extraordinary loss, net of income taxes, basic
  basis.........................................        --           --            --             (.09)
Basic earnings per share........................       .20          .60          1.03              .67
Earnings per share before extraordinary item,
  diluted basis.................................       .18          .48           .78              .62
Extraordinary loss net of income taxes, diluted
  basis.........................................        --           --            --             (.07)
Diluted earnings per share......................       .18          .48           .78              .55
Dividends paid per share........................       .06          .06           .06              .07
1996
Revenue.........................................  $126,398     $171,628      $166,692         $172,195
Earnings before income taxes....................     8,300       11,757        10,623            9,873
Net earnings, basic basis.......................     5,145        6,946         6,317            5,929
Net earnings, diluted basis.....................     5,985        7,720         7,102            6,726
Basic earnings per share........................       .35          .46           .42              .39
Diluted earnings per share......................       .29          .38           .35              .33
Dividends paid per share........................       .06          .06           .06              .06
1995
Revenue.........................................  $ 83,059     $ 95,494      $113,471         $117,821
Earnings (loss) before income taxes and
  extraordinary loss............................    (4,737)       1,322         7,831            5,044
Earnings (loss) before extraordinary loss.......    (2,447)       1,021         5,873            3,185
Extraordinary loss, net of income taxes.........      (813)          --            --               --
Net earnings (loss), basic basis................    (3,260)       1,021         5,873            3,185
Net earnings (loss), diluted basis..............    (3,260)       1,021         6,677            4,000
Earnings (loss) per share before extraordinary
  item, basic basis.............................      (.15)         .07           .40              .21
Extraordinary loss, net of income taxes, basic
  basis.........................................      (.05)          --            --               --
Basic earnings (loss) per share.................      (.20)         .07           .40              .21
Earnings (loss) per share before extraordinary
  item, diluted basis...........................      (.15)         .06           .33              .20
Extraordinary loss net of income taxes, diluted
  basis.........................................      (.05)          --            --               --
Diluted earnings (loss) per share...............      (.20)         .06           .33              .20
Dividends paid per share........................       .05          .05           .05              .06

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

OVERVIEW

     The following table sets forth certain financial and other data for the years indicated:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Total revenue......................................  $746,712    $636,913    $409,845
Total expenses.....................................  $673,282    $596,360    $400,385
Earnings before extraordinary item.................  $ 41,471    $ 24,337    $  7,632
Extraordinary item -- loss on early retirement of
  debt, net of income taxes........................    (1,700)         --        (813)
                                                     --------    --------    --------
  Net earnings.....................................  $ 39,771    $ 24,337    $  6,819
                                                     ========    ========    ========
Net claims paid ratio(1)...........................       6.6%        7.8%        9.2%
Return on average equity before extraordinary
  item(2)..........................................      27.1%       25.9%       10.0%
Return on average equity including extraordinary
  item(2)..........................................      25.9%       25.9%        9.0%

---------------
(1) The net claims paid ratio is the percentage resulting from total title claims paid, net of recoupments, divided by title insurance premiums.

(2) Percentage return on average equity is net earnings for the period divided by the simple average of total stockholders' equity as of the beginning and end of each year presented.

     Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases. Other factors affecting real estate activity include demand, mortgage interest rates, family income levels and general economic conditions. While the level of sales activity was relatively depressed in certain geographical areas during the period 1991 through mid-1993, lower mortgage interest rates beginning in the latter part of 1991 triggered an increase in refinancing activity which continued at record levels through 1993 and into the first quarter of 1994. During 1994 and early 1995, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions and a stagnation in residential resales and new home sales. Since late 1995, decreases in mortgage interest rates and the resulting improvement in the real estate market have had a favorable effect on the level of real estate activity, including refinancing transactions, new home sales and resales. The overall economic environment, stable mortgage interest rates and strength in the real estate market, especially in California and on the West Coast, contributed to very positive conditions for the industry throughout 1996 and 1997 and into the first quarter of 1998. It is impossible to predict in what future direction interest rates and the real estate market may move or fluctuate.

     Additionally, during 1997, the Company acquired certain ancillary service companies in various separate transactions. See "Recent Developments." The acquired ancillary service companies have been bundled with other existing lender services to form Fidelity's Lender Express Network ("FLEXNet"). FLEXNet provides a complete range of real estate transactional services, leading to a broader base of services provided and increased other fees and revenue.

     Also, during 1997 the Company sold a majority interest of its subsidiary American Title Company ("ATC"), an underwritten title company, to certain members of ATC's management. See "Recent Developments." ATC functions as an exclusive agent of the Company, and represents one of the Company's largest agents. The conversion of ATC business from direct to agency resulted in a continued increase in the percentage of title-related revenue generated from agency operations to 42.5% in 1997 compared to 40.5% in 1996.

     The following table sets forth information regarding title-related revenue derived from direct operations and title-related revenue derived from agency operations:

                                                     YEAR ENDED DECEMBER 31,
                                -----------------------------------------------------------------
                                              %                      %                      %
                                  1997     OF TOTAL      1996     OF TOTAL      1995     OF TOTAL
                                --------   --------    --------   --------    --------   --------
                                                     (DOLLARS IN THOUSANDS)
Revenue from direct
  operations:
  Title insurance premiums....  $250,314     37.6%     $237,244     40.2%     $177,202     47.3%
  Escrow fees.................    81,241     12.2        66,927     11.4        49,723     13.3
  Other title-related fees and
     revenue..................    50,899      7.7        46,762      7.9        39,117     10.5
                                --------    -----      --------    -----      --------    -----
          Total...............   382,454     57.5       350,933     59.5       266,042     71.1
Revenue from agency
  operations:
  Title insurance premiums....   282,906     42.5       238,717     40.5       108,350     28.9
                                --------    -----      --------    -----      --------    -----
          Total title-related
            revenue...........  $665,360    100.0%     $589,650    100.0%     $374,392    100.0%
                                ========    =====      ========    =====      ========    =====

     On April 1, 1996, the Company completed its acquisition of the Nations Title Inc. group of companies. See "Recent Developments." The acquisition positioned Fidelity National Financial, Inc. as the nation's fourth largest title insurance underwriter. Nations Title Inc. and its three wholly-owned underwriting subsidiaries, Nations Title Insurance Company (which was subsequently merged into Fidelity Title), Nations Title Insurance of New York Inc. and National Title Insurance of New York Inc., expanded the Company's national agency network and increased its market share in the more traditional agency driven states. The Nations Title Inc. acquisition resulted in additional agency business and a shift in the mix of business from direct to agency during 1996. The revenue and expense information presented in Management's Discussion and Analysis of Financial Condition and Results of Operations includes Nations Title Inc.'s results of operations for the nine-month period ended December 31, 1996. In 1996, the total title-related revenue (excluding interest and investment income and non-title-related other fees and revenue) generated by agency operations increased to 40.5% from 28.9% in 1995.

     During 1995, 71.1% of total title-related revenue was generated from direct operations. The Company traditionally focused on direct operations because it retains the entire premium from each transaction and is able to generate additional sources of revenue by providing other title-related services.

     The Company's strategy of expanding into selected markets continues. The Company's strategy includes the restructuring of acquired operations, expansion into the commercial market while maintaining its level of focus on the residential resale and refinance markets, enhancing sales and marketing efforts, minimizing net claim payments through stringent quality controls and effectively managing overhead costs.

RESULTS OF OPERATIONS

     REVENUE. The following table presents information regarding the components of the Company's revenue:

                                                           YEAR ENDED DECEMBER 31,
                                                     -----------------------------------
                                                       1997         1996         1995
                                                     ---------    ---------    ---------
                                                      (DOLLARS IN THOUSANDS, OTHER THAN
                                                                FEE PER FILE)
Title insurance premiums...........................  $533,220     $475,961     $285,552
Escrow fees........................................    81,241       66,927       49,723
Other fees and revenue.............................    98,695       76,333       56,954
Interest and investment income, including realized
  gains (losses)...................................    33,556       17,692       17,616
                                                     --------     --------     --------
  Total revenue....................................  $746,712     $636,913     $409,845
                                                     ========     ========     ========
Orders closed by direct operations.................   406,000      394,000      302,000
Average fee per file from direct operations........  $    853     $    806     $    790

     Favorable mortgage interest rates in the latter part of 1991 through early 1994 triggered refinancing activity at record levels. Beginning in early 1994 through mid-1995, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions and a stagnation in residential resales and new home sales. Title orders and requests for title-related services followed the market trend as expected. Since late 1995, decreases in mortgage interest rates and the resulting improvement in the real estate market have had a positive impact on the level of real estate activity, order counts and closed orders. The overall economic environment, stable mortgage interest rates in the seven percent range and strength in the real estate market, especially in California, the Company's strongest market, and on the West Coast, were positive factors through 1996 and 1997 and into the first quarter of 1998. These factors and the Company's acquisition of Nations Title Inc., which was completed on April 1, 1996, have resulted in title premiums of $533.2 million, $476.0 million and $285.6 million, for 1997, 1996 and 1995, respectively. The difference in title insurance premiums between 1997 and 1996 of $57.2 million represents an increase of 12.0%. Title insurance premiums increased $190.4 million, or 66.7%, in 1996 from 1995.

     The average fee per file increased to $853 in 1997 from $806 in 1996, which had previously increased from $790 in 1995. The increase in fee per file in 1997 over 1996 and 1996 over 1995 is the result of increased fee revenue attributable to higher fees charged per policy due to appreciated property values, particularly in California, an overall rate increase and an expansion in the commercial business sector offset by an increase in refinancing transactions. Title business generated was primarily related to new home sale or resale transactions, which typically charge higher fees than refinancing transactions. Fees generated from refinancing transactions are generally less than fees generated from resale transactions because the base rate charged on such a policy is usually lower. Furthermore, one policy is issued to a lender in a refinance transaction and two policies are issued in a resale transaction (buyer and lender).

     The Company's direct operations generate escrow fees from holding funds and documents in connection with the closing of real estate transactions, as well as real estate information and technology service fees, trustee sale guarantee fees, credit reporting fees, attorney service fees, flood certification fees, tax monitoring fees, reconveyance fees, recording fees, foreclosure publishing and posting service fees and exchange intermediary service fees in connection with real estate transactions.

     The trends in escrow fees are primarily related to the title insurance activity generated by the Company's direct operations. Escrow fees have fluctuated during the 1997, 1996 and 1995 years in a pattern generally consistent with the fluctuation in title insurance premiums. Escrow fees increased $14.3 million to $81.2 million in 1997, a 21.4% increase from $66.9 million in 1996. This increase is consistent with the trend in title premiums but is also due to the Company's focused efforts to expand its escrow market presence in certain areas, such as Southern California. Escrow fees increased $17.2 million to $66.9 million in 1996, a 34.6% increase from $49.7 million in 1995. The 1996 percentage increase in escrow fees is not as significant as the percentage increase in title premiums due to the change in the direct operation/agency business mix. See "Overview." Agency title insurance premiums do not generate escrow fees for the Company.

     Other fees and revenue trend closely with the level and mix of business, as well as the performance of certain of the Company's title-related subsidiaries. During 1997, the Company acquired certain ancillary service companies in various separate transactions. See "Recent Developments." The acquired ancillary service companies have been bundled with other existing lender services to form Fidelity's Lender Express Network ("FLEXNet"). FLEXNet provides a complete range of real estate transactional services, leading to increased other fees and revenues in 1997 as compared to 1996. 1997 other fees and revenue were $98.7 million, an increase of $22.4 million, or 29.4%, over 1996 other fees and revenue of $76.3 million. In 1996, other fees and revenue increased $19.3 million, or 33.9%, to $76.3 million from $57.0 million in 1995. The increase is primarily related to the increase in title premiums and escrow fees generated by the Company's direct operations. Direct operations generate other fees and income. Additionally, over the past two years the Company's ancillary service businesses have significantly expanded their market presence and revenue, which are included in other fees and revenue. The Company continues to make a concerted effort to expand and develop the ancillary service contribution to title-related operations.

     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. In 1997 investment income increased $15.9 million, or 89.8%, to $33.6 million compared to $17.7 million in 1996. Average invested assets, excluding real estate, increased 23.2% to $328.2 million in 1997 from $266.5 million in 1996, while the tax equivalent yield decreased to 5.6% in 1997 from 5.8% in 1996 due to declining interest rates, which resulted in an increase in interest and dividend income of approximately $1.5 million. The Company shifted the emphasis in its fixed income portfolio from taxable to non-taxable securities during 1997. The difference in investment income results is primarily attributable to the substantial increase in net realized capital gains during 1997 compared to 1996. In 1997, net realized capital gains totalled approximately $17.0 million compared to $2.6 million in 1996. The primary components of 1997 capital gains, prior to applicable income taxes, are the following: $10.5 million in capital gains from the sale of investment securities, $4.3 million in capital gain from the sale of the Company's former home office building, $1.3 million from the sale of a majority interest in American Title Company and approximately $800,000 in capital gain from the sale of the Company's former small business investment company subsidiary, FNF Ventures, Inc. During 1996, interest and investment income increased .6% to $17.7 million from $17.6 million in 1995. As interest rates declined during 1996 from 1995, the tax adjusted yield decreased to 5.8% in 1996 compared to 6.4% in 1995. Average invested assets, excluding real estate, increased $32.7 million, or 14.0%, to $266.5 million in 1996 from $233.8 million in 1995. The difference in investment income results is primarily attributable to increased interest income resulting from an increase in average invested assets offset by a decrease in yield and in capital gains. During 1996, the Company recognized $2.6 million of capital gains compared to $5.2 million of capital gains recorded in 1995. Included in the 1995 gain amount is a $3.4 million net gain realized upon the sale of the Company's common stock holdings in US Facilities Corporation during the third quarter of 1995.

     EXPENSES. The following table presents the components of the Company's expenses:

                                                 YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               1997        1995        1996
                                             --------    --------    --------
                                                  (DOLLARS IN THOUSANDS)
Personnel costs............................  $240,223    $211,668    $165,514
Other operating expenses...................   161,200     154,043     123,888
Agent commissions..........................   223,797     187,901      82,713
Provision for claim losses.................    38,661      33,302      19,031
Interest expense...........................     9,401       9,446       9,239
                                             --------    --------    --------
          Total expenses...................  $673,282    $596,360    $400,385
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

     Personnel costs include both base salaries and commissions (direct operations) paid to employees and are the most significant operating expense incurred by the Company. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue between direct and agency operations. Personnel costs totalled $240.2 million, $211.7 million and $165.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. See "Overview" and "Revenue." Personnel costs, as a percentage of total revenue, have decreased to 32.2% from 33.2% in 1996, which had previously decreased from 40.4% in 1995.

     The Company has taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business and revenues. The Company will not, however, compromise its customer service standards or quality controls in responding to market conditions. The Company continues to monitor the prevailing market conditions and will respond as necessary.

     Other operating expenses consist of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums and title-related revenue in lieu of franchise and other state taxes), escrow losses, postage and courier services, computer services, professional services, advertising expenses, general insurance, trade and notes receivable allowances and depreciation. Other operating expenses decreased as a percentage of total revenue to 21.6% in 1997 from 24.2% in 1996, which had previously decreased from 30.2% in 1995. In response to market conditions, the Company implemented aggressive cost control programs in order to maintain operating expenses at levels consistent with the levels of title-related revenue; however, certain fixed costs are incurred regardless of revenue levels, resulting in the year over year percentage fluctuations. The Company continues to be committed to these cost control measures. Total other operating expenses totalled $161.2 million, $154.0 million and $123.9 million in 1997, 1996 and 1995, respectively. See "Overview."

     The period over period fluctuations in personnel costs and other operating expenses are primarily the result of the fluctuations in total revenue, the impact of the continued implementation of the Company's proprietary title and escrow related technology on productivity and efficiency, as well as the changes in the direct operation and agency operation title premium mix and the effect of the newly acquired ancillary service companies on personnel and other operating expenses. Additionally, the sale of ATC has shifted certain costs from personnel and other operating expenses to commissions.

     The 1996 addition of Nations Title Inc. title premiums, which are primarily agency-related, has provided a balance between direct operation and agency revenue. In previous periods the majority of title premiums and total revenue were generated by direct operations, which resulted in higher personnel costs and other operating expenses.

     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. The following table illustrates the relationship of agent premiums and agent commissions:

                                                      YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------------------
                                          1997                 1996                 1995
                                    -----------------    -----------------    -----------------
                                     AMOUNT       %       AMOUNT       %       AMOUNT       %
                                    --------    -----    --------    -----    --------    -----
                                                      (DOLLARS IN THOUSANDS)
Agent premiums....................  $282,906    100.0%   $238,717    100.0%   $108,350    100.0%
Agent commissions.................   223,797     79.1     187,901     78.7      82,713     76.3
                                    --------    -----    --------    -----    --------    -----
     Premiums retained by the
       Company....................  $ 59,109     20.9%   $ 50,816     21.3%   $ 25,637     23.7%
                                    ========    =====    ========    =====    ========    =====

     Agent commissions and the resulting percentage of agent premiums retained by the Company varies according to regional differences in real estate closing practices and state regulations. During 1997, the Company sold a majority interest in its underwritten title company subsidiary ATC resulting in the transfer of premiums from direct operations to agency operations and increased commission expense in 1997 compared to

1996, as well as a decrease in premiums retained by the Company on a year over year basis. Commission rates paid to ATC are higher than average commission rates paid to the 1996 agent base. The 1996 increase in agent commissions as a percentage of agency premiums over 1995, resulting in a decrease in the percentage of agency premiums retained by the Company, is attributable to the fact that the average commissions paid to agents acquired in the Nations Title Inc. acquisition exceed those paid to the former agent base. The combination of higher agency commission rates and the significant agency revenue generated since the sale of ATC and by the Nations Title Inc. acquisition have resulted in higher overall commissions in 1997 and 1996.

     The provision for claim losses includes an estimate of anticipated title claims and major claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on the Company's historical loss experience and other relevant factors. The Company monitors its claims experience on a continual basis and adjusts the provision for claim losses accordingly. Based on Company loss development studies, the Company believes that as a result of its underwriting and claims handling practices, as well as the refinancing business of prior years, the Company will maintain the trend of favorable claim loss experience. Based on this information, in 1997, 1996 and 1995, the Company recorded a provision for claim losses of 7.0% of title insurance premiums prior to major claim expense, net of recoupments and the impact of premium rates and Company loss experience in the state of Texas. Premiums are generally higher in Texas for similar coverage than in other states, while loss experience is comparable. As a result, losses as a percentage of premiums are lower. These factors resulted in a net provision for claim losses of 7.3%, 7.0% and 6.7% in 1997, 1996 and 1995, respectively.

     A summary of the reserve for claim losses follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Beginning balance..................................  $187,245    $146,094    $153,306
  Reserves assumed from First Title Corp...........       284          --          --
  Reserves relinquished due to the sale of American
     Title Company.................................      (160)         --          --
  Reserves assumed from Nations Title Inc..........        --      45,171          --
  Title claim loss provision related to:
     Current year..................................    36,404      32,505      23,901
     Prior years...................................     2,257         797      (4,870)
                                                     --------    --------    --------
  Total title claim loss provision.................    38,661      33,302      19,031
  Title claims paid, net of recoupments related to:
     Current year..................................    (2,376)     (2,430)     (2,818)
     Prior years...................................   (32,907)    (34,892)    (23,425)
                                                     --------    --------    --------
  Total title claims paid, net of recoupments......   (35,283)    (37,322)    (26,243)
                                                     --------    --------    --------
Ending balance.....................................  $190,747    $187,245    $146,094
                                                     ========    ========    ========
Provision for title claim losses to title insurance
  premiums.........................................       7.3%        7.0%        6.7%
Net claims paid ratio..............................       6.6%        7.8%        9.2%

     Interest expense is incurred by the Company in financing its capital asset purchases and certain acquisitions. Interest expense consists of interest related to the Company's outstanding debt and the amortization of original issue discount and debt issuance costs related to the Liquid Yield Option Notes due 2009 ("LYONs") issued in February 1994. Interest expense on non-LYONs debt totalled $4.1 million, $4.2 million and $4.3 million for the years 1997, 1996 and 1995, respectively. The LYONs-related component of interest expense amounted to $5.3 million, $5.2 million and $4.9 million for 1997, 1996 and 1995, respectively. Interest expense was comparable over the three-year period primarily as a result of slightly more favorable interest rates related to outstanding non-LYONs debt, offset by an increase in the LYONs component of interest expense. See "Extraordinary Item and Recent Developments."

     Income tax expense for 1997, 1996 and 1995, as a percentage of earnings before income taxes, including the extraordinary losses in 1997 and 1995, was 43.6%, 40.0% and 16.9%, respectively. See "Extraordinary Item." The fluctuations in income tax expense as a percentage of earnings before income taxes, including the extraordinary item, are attributable to the effect of state income taxes on the Company's wholly-owned underwritten title companies and ancillary service companies; a change in the amount and characteristics of net income, operating income versus investment income; and the tax treatment of certain items. See Note H of Notes to Consolidated Financial Statements for additional information regarding income taxes.

     EXTRAORDINARY ITEM. In an effort to reduce the leverage of the Company while taking advantage of the favorable environment relative to the Company's common stock, on October 17, 1997, the Company, in a private transaction, purchased $45 million aggregate principal amount at maturity of its outstanding Liquid Yield Option Note due 2009 from Merrill Lynch, Pierce, Fenner & Smith Incorporated for an aggregate purchase price of $27.2 million (or $605 per $1,000 principal amount at maturity of LYONs), which exceeded the accreted value recorded by the Company pursuant to the LYONs Indenture at that date. The purchase price was paid in the form of 1,267,619 shares, $26.4 million, of the Company's common stock and $790,000 in cash. The purchase of the LYONs increased stockholders' equity by approximately $24.7 million while reducing outstanding debt by approximately $24.3 million. An extraordinary loss due to the early retirement of debt of approximately $1.7 million, net of applicable income taxes, related to this transaction has been recorded in the Consolidated Statement of Earnings for the year ended December 31, 1997. See "Recent Developments."

     In order to reduce interest expense incurred and interest rates paid, the Company prepaid the Senior Secured Notes (the "Senior Notes") issued in March 1993. Pursuant to the terms and conditions of the Senior Note Agreement, the Company provided for the Make Whole Provision, as defined, and related expenses in 1995. This amount, $813,000, net of applicable income taxes, has been reflected as an extraordinary item in the Consolidated Statements of Earnings for the year ended December 31, 1995.

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

     Two of the significant sources of the Company's funds are dividends and distributions from its subsidiaries. As a holding company, the Company receives cash from its subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses it incurs. The reimbursements are executed within the guidelines of various management agreements among the Company and its subsidiaries. Fluctuations in operating cash flows are primarily the result of increases or decreases in revenue. See "Overview." The Company's Insurance Subsidiaries and UTCs collect premiums and pay claims and operating expenses. The Insurance Subsidiaries also have cash flow sources derived from investment income, repayments of principal and proceeds from sales and maturities of investments and dividends from subsidiaries. Positive cash flow from the Insurance Subsidiaries is invested primarily in short-term investments and medium-term bonds. Short-term investments held by the Company's Insurance Subsidiaries provide liquidity for projected claims and operating expenses. The Insurance Subsidiaries are restricted by state regulations in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which the Company's title underwriters can pay dividends or make other distributions to the Company. The UTCs are also regulated by insurance regulatory or banking authorities. The Company's ancillary service subsidiaries collect revenue and pay operating expenses; however, they are not regulated by insurance regulatory or banking authorities. Positive cash flow from the UTCs and ancillary service subsidiaries is invested primarily in cash and cash equivalents.

     The short- and long-term liquidity requirements of the Company, Insurance Subsidiaries and UTCs are monitored regularly to match cash inflows with cash requirements. The Company, Insurance Subsidiaries, UTCs and ancillary service subsidiaries forecast their daily cash needs and periodically review their short- and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

     For purposes of satisfying insurance regulatory requirements, the Company is required to maintain certain levels of readily marketable securities and other liquid assets. At December 31, 1997, the fair value of the Company's total investment securities was approximately $326.3 million. These investments consist of securities which the Company believes are readily marketable and could be liquidated if necessary. See "Business -- Investment Policies and Investment Portfolio."

     On September 21, 1995, the Company obtained a $35 million credit facility with a banking syndicate led by Chase Manhattan Bank N.A. The facility includes a $22 million term loan and a $13 million revolving credit facility. The $22 million term loan was used to refinance higher rate indebtedness and for general corporate purposes. $5 million of the $13 million revolving credit facility was used to fund a portion of the Nations Title Inc. acquisition and the remainder was available for general corporate purposes. This credit facility was terminated and paid subsequent to year end with proceeds from a new credit facility containing terms more favorable to the Company. See Note G of Notes to Consolidated Financial Statements.

     In February 1994, the Company issued zero coupon, convertible subordinated Liquid Yield Option Notes due February 2009 at an interest rate of 5.5% with a principal amount at maturity of $235,750,000. Net proceeds to the Company were approximately $101,000,000. The proceeds were used for investment and general corporate purposes, including the repurchase of treasury shares. See "Recent Developments" and Note G of Notes to Consolidated Financial Statements.

     In the normal course of business certain of the Company's subsidiaries enter into off-balance sheet credit risk associated with certain aspects of its title insurance policies and Manchester's real estate activities. This credit risk is in the form of standby letters of credit and general partnership guarantees. The Company believes that this credit risk is adequately secured by either legal remedies associated with settlement procedures or the underlying real estate assets. See Note J of Notes to Consolidated Financial Statements.

     RECENT ACCOUNTING PRONOUNCEMENTS. In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), effective for fiscal years ending after December 15, 1997. SFAS 128 introduces and requires the presentation of "basic" earnings per share which represents net earnings divided by the weighted average shares outstanding excluding all common stock equivalents. Dual presentation of "diluted" earnings per share, reflecting the dilutive effects of all common stock equivalents, is also required. The diluted presentation is similar to the former presentation of fully diluted earnings per share. All quarterly and annual per share data have been restated to reflect the impact of SFAS 128. The adoption of SFAS 128 did not have a material impact on the Consolidated Financial Statements of the Company.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are necessary to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement, but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 will not have a material impact on the Company's financial reporting.

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

RECENT DEVELOPMENTS

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

     On April 1, 1996, the Company completed its acquisition of one hundred percent of Nations Title Inc. and its whollyowned subsidiaries Nations Title Insurance Company (which was merged into Fidelity Title as of December 29,
1997), Nations Title Insurance of New York Inc. and National Title Insurance of New York Inc. from Nations Holding Group for a purchase price of $19.3 million plus 212,960 shares, $2.1 million, of the Company's common stock, subject to certain adjustments. The acquisition positioned Fidelity National Financial, Inc. as the nation's fourth largest title insurance underwriter. The Company believes that the combination of its direct operations and Nations Title Inc.'s strong agency network provides a balance to the Company's title premium revenue between direct and agency, as well as a hedge against future market downturns. The acquisition of Nations Title Inc. has also increased the Company's revenue and positively impacted its balance sheet and margins due to the operating economies of the combined companies. The acquisition has also increased market share in areas where the Company has had a limited presence, particularly in those areas where business is primarily agent driven, as well as in states where the Company has a strong market position. During 1997, the Nations Title Inc. purchase price was reduced $749,000, pursuant to certain terms and conditions contained in the acquisition agreement. The purchase price adjustment resulted in Nations Holding Group returning 26,499 shares of common stock to the Company. The returned shares were subsequently cancelled. This transaction has been accounted for as a purchase. See Note B of Notes to Consolidated Financial Statements.

     On April 4, 1996, the Company purchased 17% of the outstanding common stock of National Alliance Marketing Group, Inc. ("National Alliance"), a California corporation, for $566,667; together with a warrant to acquire an additional 14% of National Alliance common stock. In addition, the Company loaned $1,200,000 to National Alliance at closing at a rate of prime plus one percent. Subsequently, the Company agreed to increase the credit facility from $1,200,000 to $1,700,000. In consideration for the increase in the credit facility National Alliance agreed to increase the warrant shares which the Company could purchase. If the entire $1,700,000 was borrowed the Company could purchase an additional 34% of the outstanding shares of National Alliance. After receiving approval of the transaction from the California Department of Insurance, the transaction closed on July 12, 1996. National Alliance is the parent company of Alliance Home Warranty

Company ("Alliance"), a California insurance company. Alliance sells home warranty plans to buyers of resale homes, primarily in the Central and Southern California markets. A home warranty contract generally promises the repair or replacement of major operating systems and built-in appliances inside a home for a period of one year. On July 3, 1997, the Company converted the outstanding note balance in conjunction with the exercise of the warrants and now owns 51% of the outstanding common stock of National Alliance, subject to certain regulatory approvals. The outstanding balance of the notes receivable due from National Alliance at conversion was approximately $1.6 million. See Note B of Notes to Consolidated Financial Statements.

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

     On November 1, 1996, the Company acquired 80% of the outstanding stock of CRM, Inc. ("CRM") for a purchase price of $3.5 million, $1.0 million in cash and 191,169 shares, $2.5 million, of the Company's common stock. CRM provides real estate information services with a heavy concentration in the areas of tax services and flood certification. The Company combined its existing tax service business with that of CRM. Under certain circumstances the Company can purchase the remaining 20% of the outstanding stock of CRM. CRM, Inc. now operates as Fidelity National Tax Service, Inc. This transaction has been accounted for as a purchase. See Note B of Notes to Consolidated Financial Statements.

     Effective July 1, 1997, the Company sold a majority interest (60%) of its subsidiary American Title Company ("ATC"), an underwritten title company, to certain members of ATC's management. ATC will function as an exclusive agent of the Company. The sale price of the 60% interest was $6.0 million resulting in a realized gain of approximately $1.3 million before applicable income taxes.

     On July 10, 1997, the Company sold its former home office building in Irvine, California for a purchase price of $16.2 million, resulting in a net realized gain of $4.3 million, before applicable income taxes.

     On July 22, 1997, the Company purchased 1,000,000 shares of common stock of GB Foods Corporation, which represents approximately 15.5% of the outstanding common stock of GB Foods Corporation, for a purchase price of $5.0 million. Additionally, the Company purchased warrants to acquire an additional 3,500,000 shares of GB Foods Corporation at various prices ranging from $5.00 -- $7.50 for a purchase price of $800,000, 1,500,000 warrants are exercisable at $5.00 per share, 1,000,000 warrants are exercisable at $7.00 per share and 1,000,000 warrants are exercisable at $7.50 per share. In conjunction with the common stock purchase, the Company gained control of three seats on the GB Foods Corporation Board of Directors. The purpose of the investment is consistent with the Company's strategic goal to diversify into noninterest rate sensitive businesses. The Company has announced that it expects to exercise 1,000,000 of the $5.00 warrants in conjunction with a previously announced GB Foods Corporation acquisition, in order to provide GB Foods Corporation additional capital. The GB Foods acquisition is expected to close during the second quarter of 1998. The Company's investment in GB Foods Corporation is accounted for under the equity method.

     On August 22, 1997, the Company acquired the common stock of First Title Corporation ("First Title"), a title company with fourteen offices throughout the southeastern United States. First Title has been merged into a subsidiary of the Company. First Title was acquired for $4.7 million; payable in 80% common stock of the Company (253,398 shares or $3.8 million) and 20% cash (approximately $900,000). This transaction has been accounted for as a purchase. See Note B of Notes to Consolidated Financial Statements.

     On September 18, 1997, the Company acquired the common stock of Ifland Credit Services ("ICS"), a credit reporting company headquartered in Lexington, Kentucky, for a purchase price of $3.75 million. ICS has been merged with Credit Reports, Inc. The purchase price was payable 80% in common stock of the Company (170,155 shares or $3.0 million) and 20% cash ($750,000). This transaction has been accounted for as a purchase. See Note B of Notes to Consolidated Financial Statements.

     Effective as of October 1, 1997, the Company acquired Bron Research, Inc. ("BRON"), a flood certification company headquartered in Austin, Texas. The purchase price paid by the Company for the acquisition was $9.85 million, paid in 523,272 shares of Company common stock. BRON now operates as Fidelity National Flood, Inc. This transaction has been accounted for as a pooling-of-interests. See Note B of Notes to Consolidated Financial Statements.

     On October 9, 1997, the Company acquired the common stock of Credit Reports, Inc. ("CRI"), a credit reporting company headquartered in Scottsdale, Arizona, with operations in California, Colorado, Nevada and Oregon. CRI has been merged with ICS. The purchase price for CRI was $200,000, subject to certain purchase price adjustments based on the combined equity of CRI and Express Network, Inc., its affiliate, payable in 11,455 shares of Company common stock. This transaction has been accounted for as a purchase. See Note B of Notes to Consolidated Financial Statements.

     Also on October 9, 1997, the Company acquired the common stock of Express Network, Inc. ("ENI"), a provider of attorney services such as courier, messenger, courthouse filing, process serving, investigation and reprographics. ENI provides services to legal firms in Los Angeles, Orange County, San Diego, Riverside and San Francisco, California. The purchase price for ENI was $10.55 million; subject to certain purchase price adjustments based on the combined equity of ENI and CRI, its affiliate, payable in 50% common stock of the Company (302,158 shares or $5.275 million) and 50% cash (approximately $5.275 million). Approximately $2.8 million of the cash portion of the purchase price will be paid in equal installments over a four-year period. This transaction has been accounted for as a purchase. See Note B of Notes to Consolidated Financial Statements.

     On October 17, 1997, the Company in a private transaction, purchased $45 million aggregate principal amount at maturity of its outstanding Liquid Yield Option Notes due 2009 from Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") for an aggregate purchase price of $27.2 million (or $605 per $1,000 principal amount at maturity of LYONs). The purchase price was paid in the form of 1,267,619 shares, $26.4 million, of the Company's common stock (the "Exchange Shares"). The Company also paid Merrill Lynch, the excess of a base price of $21.48 per Exchange Share over the actual sales price (less $0.05 per share in commissions) realized by Merrill Lynch for sales of up to 552,619 Exchange Shares. The Company also paid Merrill Lynch, for each day, an amount in cash to be determined by multiplying the Net Carry Amount (number of Exchange Shares multiplied by $21.48) by the Applicable Rate (LIBOR plus 2.50%). The Company's payment obligations were subject to reduction for dividends on Exchange Shares received by Merrill Lynch during the period. The Company paid the foregoing amounts to Merrill Lynch in cash of approximately $790,000 on November 7, 1997. The purchase of the LYONs increased stockholders' equity by approximately $24.7 million while reducing outstanding debt by approximately $24.3 million. Additionally, an extraordinary loss due to the early retirement of debt of approximately $1.7 million, net of applicable income taxes, was recorded in the fourth quarter of 1997. The maturity value of LYONs outstanding at December 31, 1997 is approximately $140.6 million.

     On October 21, 1997, the Company acquired 100% of the common stock of Classified Credit Data, Inc. ("CCD") a credit reporting company headquartered in Orange County, California, for a purchase price of $300,000 which was paid in cash. CCD was merged with ICS and CRI in order to form Fidelity National Credit Services. This transaction has been accounted for as a purchase.

     Effective October 23, 1997, the Company sold its small business investment company subsidiary FNF Ventures, Inc., to certain members of FNF Ventures, Inc.'s management. The sale price was $2.8 million, resulting in a realized gain of approximately $800,000, before applicable income taxes.

     On November 17, 1997, Fidelity National Financial, Inc. signed an Agreement and Plan of Merger ("Merger Agreement") to merge a newly-formed subsidiary of the Company into Granite Financial, Inc. ("Granite"). Granite, located in Golden, Colorado, is a rapidly expanding speciality finance company engaged in the business of originating, funding, purchasing, selling, securitizing and servicing equipment leases for a broad range of businesses located throughout the United States. Granite is a prominent consolidator in the $48 billion small-ticket lease finance market with the acquisitions of Global Finance & Leasing in March, 1997; SFR Funding, Inc., in June, 1997; and North Pacific Funding, Inc. (dba C&W Leasing), a privately held corporation based in Seattle, Washington, and its wholly-owned subsidiary, in December, 1997.

     Under the original terms of the definitive agreement (as adjusted for the Company's recent 10% stock dividend), each share of Granite common stock would be converted into the right to receive .771 shares of Company common stock without interest, together with cash in lieu of any fractional share. The exchange ratio was collared between $20.75 and $25.94. The adjustment factor was designed to insure that the average market value of the shares of Company common stock to be issued to the stockholders of Granite is neither less than $16.00 nor more than $20.00 per share of Granite common stock. The market value was determined based on the average closing price of Company common stock during the 20 day trading period ending on the third business day prior to the date of the shareholder meetings to be held to approve the transaction. Below $20.75 Fidelity could make up the difference in additional shares of its common stock at its option and above $25.94 Granite shareholders would have the exchange ratio reduced pro rata. Such average closing price was determined to be $28.48, resulting in an adjusted exchange ratio of .702 shares of Company common stock for each share of Granite common stock. The merger will be treated as a reorganization pursuant to Section 368(a)(1) of the Internal Revenue Code of 1986, as amended, and be accounted for as a "pooling-of-interests" for accounting purposes.

     The shareholders of Granite approved the merger, and the Company shareholders approved the issuance of shares in connection with the merger, at special shareholders' meetings on Tuesday, February 24, 1998. The merger was completed Thursday, February 26, 1998. Under the terms of the definitive agreement, shareholders of Granite Financial, Inc. common stock receive .702 shares of Fidelity National Financial, Inc. common stock for each share of Granite Financial, Inc. common stock, with fractional shares to be paid in cash, resulting in the issuance of approximately 4.4 million shares of Fidelity National Financial, Inc. common stock. Fidelity National Financial, Inc. common stock, as reported by the New York Stock Exchange, closed at $28.69 on February 26, 1998. The Company believes that the acquisition of Granite Financial, Inc. complements its core title operations and is a significant step in realizing its previously stated goal of positioning the Company as a diversified financial services company. See Note O of Notes to Consolidated Financial Statements.

     On March 18, 1998, the Company announced that it had entered into an agreement to sell National Title Insurance of New York Inc. to American Title Company, subject to regulatory approval and certain other conditions. The purchase price is structured at a premium to book value. National was acquired in April 1996, as part of the Nations Title Inc. acquisition and has not been actively underwriting policies since the transaction closed. American Title Company is an underwritten title company which was formerly a wholly-owned subsidiary of the Company. Effective July 1, 1997, 60% of ATC was sold to certain members of ATC management. The Company will continue to own 40% of ATC, and ultimately National, following the transaction. See Note O of Notes to Consolidated Financial Statements.

     On March 19, 1998, the Company's Board of Directors declared a cash dividend of $.07 per share which will be payable on May 1, 1998, to stockholders of record on April 10, 1998.

     On March 25, 1998, the Company closed a new credit facility, the proceeds of which were used to terminate and pay the Company's credit agreement dated as of September 21, 1995. Additional amounts available under the new credit facility are available for general corporate purposes. See Notes G and O of Consolidated Financial Statements.

     Also, on March 25, 1998, the Company announced that it had executed an agreement to merge Matrix Capital Corporation ("Matrix") with a newly-formed subsidiary of the Company. The merger is subject to due diligence, regulatory approvals and other customary conditions, and requires approval of the merger by the shareholders of Matrix and approval of the issuance of Company common stock in connection with the merger by the shareholders of the Company.

     Matrix, through its subsidiaries, focuses on mortgage merchant banking by purchasing and selling residential mortgage loans and servicing rights; offering brokerage, consulting, and analytical services to other financial services companies and financial institutions; originating and servicing residential mortgage portfolios and providing real estate management and disposition services. Matrix also provides trust administration and broker-dealer services. Matrix is structured to provide these services through a combination of a mortgage banking firm, a mortgage servicing brokerage and consulting firm, a federally chartered banking institution, a real estate and disposition firm, a trust company and a broker-dealer.

     Under the terms of the definitive agreement, each share of Matrix stock will be converted into the right to receive .80 shares of Company common stock without interest, together with cash in lieu of any fractional share. The exchange ratio has been collared between $28.75 and $35.00 per Company share. The market value is to be determined based on the average closing price of Company stock during the 20 day trading period ending on the third business day immediately prior to the last of the stockholders' meetings held to approve the transaction (the "Average Stock Price"). Below $28.75 the Company may make up the difference in additional shares at its option and above $35.00 the exchange ratio would be adjusted to a number equal to $28.00 plus fifty percent of the amount by which the Average Stock Price exceeds $35.00 divided by the Average Stock Price. It is intended that the merger be treated as a reorganization pursuant to Section 368(a)(1) of the Internal Revenue Code and be accounted for as a "pooling-of-interests." See Note O of Notes to Consolidated Financial Statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL INFORMATION

                                                              PAGE NO.
                                                              --------
Independent Auditors' Report................................     31
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................     32
Consolidated Statements of Earnings for the years ended
  December 31, 1997, 1996 and 1995..........................     33
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1996 and 1995..............     34
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................     35
Notes to Consolidated Financial Statements..................     36

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

     We have audited the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1997. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity National Financial, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Los Angeles, California
February 16, 1998, except as to Note O
of the Consolidated Financial Statements, which is as of March 25, 1998

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                      ASSETS
Investments:
  Fixed maturities available for sale, at fair value........  $217,001     166,329
  Equity securities, at fair value..........................    70,418      42,338
  Other long-term investments, at cost, which approximates
     fair value.............................................    15,864       6,782
  Short-term investments, at cost, which approximates fair
     value..................................................    17,793         873
  Investments in real estate and partnerships, net..........     5,201      11,352
                                                              --------    --------
          Total investments.................................   326,277     227,674
Cash and cash equivalents (including certificates of deposit
  of $5,219 in 1997 and $4,057 in 1996).....................    54,005      63,971
Trade receivables (less allowance of $5,153 in 1997 and
  $6,822 in 1996)...........................................    52,650      54,355
Notes receivable, net (including $1,366 in 1997 and $1,996
  in 1996 with affiliated parties)..........................     8,898      11,317
Prepaid expenses and other assets...........................    70,213      55,072
Title plants................................................    51,756      50,701
Property and equipment, net.................................    36,760      38,617
Income taxes receivable.....................................        --       7,589
                                                              --------    --------
                                                              $600,559    $509,296
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities..................  $ 63,312    $ 53,987
  Notes payable.............................................   123,023     148,922
  Reserve for claim losses..................................   190,747     187,245
  Deferred income taxes.....................................    13,422       7,604
  Income taxes payable......................................    10,122          --
                                                              --------    --------
                                                               400,626     397,758
  Minority interest.........................................     3,614       1,287
Stockholders' equity:
  Preferred stock, $.0001 par value; authorized, 3,000,000
     shares; issued and outstanding, none...................        --          --
  Common stock, $.0001 par value; authorized, 50,000,000
     shares in 1997 and 1996; issued, 24,055,755 in 1997 and
     21,353,963 in 1996.....................................         2           2
  Additional paid-in capital................................   101,735      61,271
  Retained earnings.........................................   126,535      91,019
                                                              --------    --------
                                                               228,272     152,292
  Net unrealized gains on investments.......................    22,422      12,334
  Less treasury stock, 6,041,352 shares in 1997 and 1996, at
     cost...................................................    54,375      54,375
                                                              --------    --------
                                                               196,319     110,251
  Commitments and contingencies.............................
  Subsequent events.........................................
                                                              --------    --------
                                                              $600,559    $509,296
                                                              ========    ========

                See Notes to Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
REVENUE:
  Title insurance premiums.................................  $533,220    $475,961    $285,552
  Escrow fees..............................................    81,241      66,927      49,723
  Other fees and revenue...................................    98,695      76,333      56,954
  Interest and investment income, including realized gains
     (losses)..............................................    33,556      17,692      17,616
                                                             --------    --------    --------
                                                              746,712     636,913     409,845
                                                             --------    --------    --------
EXPENSES:
  Personnel costs..........................................   240,223     211,668     165,514
  Other operating expenses.................................   161,200     154,043     123,888
  Agent commissions........................................   223,797     187,901      82,713
  Provision for claim losses...............................    38,661      33,302      19,031
  Interest expense.........................................     9,401       9,446       9,239
                                                             --------    --------    --------
                                                              673,282     596,360     400,385
                                                             --------    --------    --------
  Earnings before income taxes and extraordinary item......    73,430      40,553       9,460
  Income tax expense.......................................    31,959      16,216       1,828
                                                             --------    --------    --------
     Earnings before extraordinary item....................    41,471      24,337       7,632
  Extraordinary item -- loss on early retirement of debt,
     net of applicable income tax benefit of $1,180 in 1997
     and $437 in 1995......................................    (1,700)         --        (813)
                                                             --------    --------    --------
     Net earnings..........................................  $ 39,771    $ 24,337    $  6,819
                                                             ========    ========    ========
  Basic net earnings.......................................  $ 39,771    $ 24,337    $  6,819
                                                             ========    ========    ========
  Basic earnings per share before extraordinary item.......  $   2.61    $   1.62    $    .50
  Extraordinary item -- loss on early retirement of debt,
     net of applicable income tax benefit, basic basis.....      (.11)         --        (.05)
                                                             --------    --------    --------
  Basic net earnings per share.............................  $   2.50    $   1.62    $    .45
                                                             ========    ========    ========
  Weighted average shares outstanding, basic basis.........    15,911      15,037      15,131
                                                             ========    ========    ========
  Diluted net earnings.....................................  $ 42,913    $ 27,533    $  6,819
                                                             ========    ========    ========
  Diluted net earnings per share before extraordinary
     item..................................................  $   2.08    $   1.34    $    .49
  Extraordinary item -- loss on early retirement of debt
     net of applicable income tax benefit, diluted basis...      (.08)         --        (.05)
                                                             --------    --------    --------
  Diluted net earnings per share...........................  $   2.00    $   1.34    $    .44
                                                             ========    ========    ========
  Weighted average shares, diluted basis...................    21,483      20,484      15,694
                                                             ========    ========    ========

                See Notes to Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          COMMON STOCK    ADDITIONAL                   NET          TREASURY STOCK
                                         ---------------   PAID-IN     RETAINED     UNREALIZED     -----------------
                                         SHARES   AMOUNT   CAPITAL     EARNINGS   GAINS (LOSSES)   SHARES    AMOUNT
                                         ------   ------  ----------   --------   --------------   ------   --------
Balance, December 31, 1994.............  20,845       $2   $ 56,659    $ 66,668      $(8,914)      4,396    $(40,461)
  Exercise of stock options............     204       --      1,439          --           --          --          --
  Net unrealized gains on
     investments.......................      --       --         --          --       14,780          --          --
  Purchase of treasury stock...........      --       --         --          --           --       1,859     (15,831)
  ACS Systems, Inc. purchase price
     adjustment........................      53       --         --          --           --          --          --
  Cash dividends ($.22 per share)......      --       --         --      (3,214)          --          --          --
  Net earnings.........................      --       --         --       6,819           --          --          --
                                         ------     ----   --------    --------      -------       -----    --------
Balance, December 31, 1995.............  21,102        2     58,098      70,273        5,866       6,255     (56,292)
                                         ------     ----   --------    --------      -------       -----    --------
  Exercise of stock options............      61       --        440          --           --          --          --
  Net unrealized gains on
     investments.......................      --       --         --          --        6,468          --          --
  Acquisitions.........................     191       --      2,733          --           --        (214)      1,917
  Cash dividends ($.24 per share)......      --       --         --      (3,591)          --          --          --
  Net earnings.........................      --       --         --      24,337           --          --          --
                                         ------     ----   --------    --------      -------       -----    --------
Balance, December 31, 1996.............  21,354        2     61,271      91,019       12,334       6,041     (54,375)
                                         ------     ----   --------    --------      -------       -----    --------
  Exercise of stock options............     145       --      1,412          --           --          --          --
  Net unrealized gains on
     investments.......................      --       --         --          --       10,088          --          --
  Acquisitions.........................   1,260       --     12,450          --           --          --          --
  LYONs retirement and conversion......   1,323       --     27,351          --           --          --          --
  Nations Title Inc. purchase price
     adjustment........................     (26)      --       (749)         --           --          --          --
  Cash dividends ($.26 per share)......      --       --         --      (4,255)          --          --          --
  Net earnings.........................      --       --         --      39,771           --          --          --
                                         ------     ----   --------    --------      -------       -----    --------
Balance, December 31, 1997.............  24,056       $2   $101,735    $126,535      $22,422       6,041    $(54,375)
                                         ======     ====   ========    ========      =======       =====    ========

                See Notes to Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1997         1996         1995
                                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $  39,771    $  24,337    $   6,819
  Adjustments to reconcile net earnings to net cash provided by
    (used in) operating activities:
    Extraordinary item: Loss on early retirement of LYONs...      2,090           --           --
    Depreciation and amortization...........................     14,123       12,814       13,410
    Net increase (decrease) in reserve for claim losses.....      3,382       (4,020)      (7,212)
    Amortization of LYONs original issue discount and other
       debt issuance costs..................................      5,939        5,295        4,916
    Provision for losses on real estate and notes
       receivable...........................................        600          775          783
    Equity in (gains) losses of unconsolidated
       partnerships.........................................       (488)         520          (72)
    Gain on sales of investments............................    (10,534)      (3,713)      (5,023)
    (Gain) loss on sale of real estate and other assets.....     (6,454)       1,088         (190)
  Changes in assets and liabilities, net of effects from
    acquisitions:
    Net (increase) decrease in trade receivables............      2,757       (7,030)     (11,306)
    Net increase in prepaid expenses and other assets.......     (1,664)      (5,434)      (6,268)
    Net increase (decrease) in accounts payable and accrued
       liabilities..........................................      6,422         (509)      (4,797)
    Net increase in income taxes............................     16,793        3,417        7,673
                                                              ---------    ---------    ---------
         Net cash provided by (used in) operating
           activities.......................................     72,737       27,540       (1,267)
                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from investment securities:
    Held to maturity (principally maturities of
       securities)..........................................         --           --        2,310
    Available for sale......................................    272,766      182,512      214,524
  Proceeds from sales of other assets.......................     15,756        3,700        3,442
  Proceeds from sales of real estate........................      6,407          917           --
  Collections of notes receivable...........................      4,142       14,645        3,035
  Additions to title plants.................................       (830)      (1,011)      (1,719)
  Additions to property and equipment.......................    (19,680)     (14,085)      (9,655)
  Additions to notes receivable.............................     (3,415)      (8,470)      (5,980)
  Purchases of investment securities:
    Held to maturity........................................         --           --       (1,941)
    Available for sale......................................   (350,503)    (183,788)    (151,305)
  Investments in real estate and partnerships...............     (1,048)          --         (100)
  Sale of subsidiary, net of cash...........................      5,934           --           --
  Acquisitions of businesses, net of cash acquired..........     (7,055)     (10,138)     (11,363)
                                                              ---------    ---------    ---------
         Net cash provided by (used in) investing
           activities.......................................    (77,526)     (15,718)      41,248
                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings................................................     11,226       22,904       48,285
  Debt service payments.....................................    (14,626)     (17,066)     (59,150)
  Extraordinary items:
    Early retirement of LYONs...............................        790           --           --
    Early retirement of debt................................         --           --        1,250
  Dividends paid............................................     (3,979)      (3,477)      (3,232)
  Exercise of stock options.................................      1,412          440        1,439
  Issuance (purchase) of treasury stock, net................         --        1,917      (15,831)
                                                              ---------    ---------    ---------
         Net cash provided by (used in) financing
           activities.......................................     (5,177)       4,718      (27,239)
                                                              ---------    ---------    ---------
  Net increase (decrease) in cash and cash equivalents......     (9,966)      16,540       12,742
  Cash and cash equivalents at beginning of year............     63,971       47,431       34,689
                                                              ---------    ---------    ---------
  Cash and cash equivalents at end of year..................  $  54,005    $  63,971    $  47,431
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

  Description of business

     Fidelity National Financial, Inc., through its principal subsidiaries (collectively, the "Company"), is engaged in the business of issuing title insurance policies and performing other title-related services such as escrow, collection and trust activities, real estate information and technology services, trustee sale guarantees, credit reporting, attorney services, flood certification, tax monitoring, reconveyance fees, recording fees, foreclosure publishing and posting services and exchange intermediary services in connection with real estate transactions. Title insurance services are provided through the Company's direct operations and otherwise through independent title insurance agents who issue title policies on behalf of the underwriting subsidiaries.

     The Company's principal subsidiaries consist of Fidelity National Title Insurance Company ("Fidelity Title"), which, in turn, is the parent company of Fidelity National Title Insurance Company of Tennessee ("Fidelity Tennessee"), and was the parent company of Fidelity National Title Insurance Company of California ("Fidelity California"), which was merged into Fidelity Title as of August 7, 1997, and was the parent company of Nations Title Insurance Company ("Nations Title"), which was merged into Fidelity Title as of December 29, 1997; Fidelity National Title Insurance Company of New York ("Fidelity New York"), which, in turn, is the parent company of Nations Title Insurance of New York Inc. ("Nations New York") and National Title Insurance of New York Inc. ("National"); Fidelity National Title Insurance Company of Pennsylvania ("Fidelity Pennsylvania"), which was merged into Fidelity New York as of April 11, 1997, which in turn, was the parent company of American Title Insurance Company ("ATIC"), which was merged into Fidelity Pennsylvania as of November 21, 1996; (collectively, the "Insurance Subsidiaries"); its wholly-owned underwritten title companies (collectively, the "UTCs"); and its network of wholly-owned title-related ancillary service companies known as Fidelity's Lender Express Network ("FLEXNet").

     Nations Title Insurance Company, Nations Title Insurance of New York Inc. and National Title Insurance of New York Inc. were acquired, along with Nations Title Inc. ("NTI," collectively, "Nations Title Inc.") in a transaction which closed on April 1, 1996. Certain of the ancillary service companies were acquired in separate transactions during 1997. See Note B.

     On November 17, 1997, Fidelity National Financial, Inc. signed an Agreement and Plan of Merger ("Merger Agreement") to merge a newly-formed subsidiary of the Company into Granite Financial, Inc. ("Granite"). Granite, located in Golden, Colorado, is a rapidly expanding speciality finance company engaged in the business of originating, funding, purchasing, selling, securitizing and servicing equipment leases for a broad range of businesses located throughout the United States. This transaction closed on February 26, 1998. See Note 0.

  Principles of consolidation and basis of presentation

     The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. The Company's investments in non-majority-owned partnerships are accounted for on the equity method.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

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

     Other long-term investments, which consist of a limited partnership investment in an investment fund, as well as certain other debt instruments and equity investments, are carried at cost, which approximates fair value.

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

  Fair value of financial instruments

     The fair values of financial instruments presented in the applicable notes to the Company's Consolidated Financial Statements are estimates of the fair values at a specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company does not necessarily intend to dispose of or liquidate such instruments prior to maturity. See Notes C, D and G.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

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

  Property and equipment

     Property and equipment are recorded at cost, less depreciation. Depreciation is computed primarily using the straight-line method based on the estimated useful lives of the related assets which range from three to thirty years. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the applicable lease or the estimated useful lives of such assets.

  Cost in excess of net assets acquired and other intangible assets

     Intangible assets include cost in excess of net assets acquired, capitalized licensing costs and capitalized software costs and are amortized on a straight line basis over three to forty years. Intangible assets at December 31, 1997 consist of cost in excess of net assets acquired of $28,977,000 less accumulated amortization of $2,394,000, capitalized licensing costs of $2,500,000 less accumulated amortization of $159,000, capitalized software of $12,326,000 less accumulated amortization of $4,636,000 and capitalized debt offering costs of $4,163,000 less accumulated amortization of $2,008,000. At December 31, 1996, intangible assets consist of cost in excess of net assets acquired of $8,349,000 less accumulated amortization of $1,733,000, capitalized licensing costs of $3,937,000 less accumulated amortization of $98,000, capitalized software of $11,720,000 less accumulated amortization of $2,740,000 and capitalized debt offering costs of $4,738,000 less accumulated amortization of $1,738,000.

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

  Reserve for claim losses

     The Company's reserve for claim losses includes known claims as well as losses the Company expects to incur, net of recoupments. Each known claim is reserved for on the basis of a review by the Company as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims which are incurred but not reported are provided for at the time premium revenue is recognized based on historical loss experience and other factors, including industry averages, claim loss history, current legal environment, geographic considerations and type of policy written. Major claims (greater than $500,000) are evaluated and

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES amounts greater than $500,000 are reserved for as they become known because the unique circumstances surrounding most major claims make it inherently impractical to predict the incidence and amount of such claims. The occurrence of a significant major claim in any given period could have a material adverse effect on the Company's financial condition and results of operations for such period. Escrow losses are expensed when they become known and are included in other operating expenses. See Note I.

     If a loss is related to a policy issued by an independent agent, the Company may proceed against the independent agent pursuant to the terms of the agency agreement. In any event, the Company may proceed against third parties who are responsible for any loss under the title insurance policy under rights of subrogation.

  Reinsurance

     In the ordinary course of business, the Company reinsures certain risks with other insurers for the purpose of limiting its maximum loss exposure and also assumes reinsurance for certain risks of other insurers for the purpose of earning additional revenue. The Company cedes or assumes a portion of certain policy liabilities under agent fidelity, excess of loss and case-by-case reinsurance agreements. Reinsurance agreements provide that in the event of a loss (including costs, attorneys' fees and expenses) exceeding the retained amounts, the reinsurer is liable for the excess amount assumed. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations. Reinsurance activity is not considered significant.

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

     On December 17, 1997, the Company declared a 10% stock dividend, to shareholders of record on December 29, 1997, distributed January 14, 1998. The par value of the additional shares of common stock issued in connection with the stock dividend was credited to common stock and a like amount charged to retained earnings as of December 31, 1997. Fractional shares were paid in cash.

     All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, in the Consolidated Financial Statements and Notes thereto have been retroactively adjusted to reflect all stock dividends and splits.

  Earnings per share

     Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Dilutive earnings per share is

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES calculated by dividing net earnings available to common shareholders plus the impact of assumed conversions by dilutive potential securities. The Company has granted certain options and warrants which have been treated as common share equivalents for purposes of calculating diluted earnings per share. The Liquid Yield Option Notes ("LYONs") are considered other dilutive securities for purposes of calculating diluted earnings per share to the extent that they are not antidilutive.

     In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), effective for fiscal years ending after December 15, 1997. SFAS 128 introduces and requires the presentation of "basic" earnings per share which represents net earnings divided by the weighted average shares outstanding excluding all common stock equivalents. Dual presentation of "diluted" earnings per share, reflecting the dilutive effects of all common stock equivalents, is also required. The diluted presentation is similar to the former presentation of fully diluted earnings per share. All quarterly and annual per share data have been restated to reflect the impact of SFAS 128. The adoption of SFAS 128 did not have a material impact on the Consolidated Financial Statements of the Company.

     The following table sets forth the calculation of basic and diluted earnings per share for each of the years in the three-year period ended December 31, 1997:

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1997          1996         1995
                                                              ----------    ----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic earnings per share calculation
  Earnings before extraordinary loss........................   $41,471       $24,337      $ 7,632
  Extraordinary loss, net of applicable income tax benefit
     of $1,180 in 1997 and $437 in 1995.....................    (1,700)           --         (813)
                                                               -------       -------      -------
  Net earnings..............................................   $39,771       $24,337      $ 6,819
                                                               =======       =======      =======
          Weighted average shares...........................    15,911        15,037       15,131
                                                               =======       =======      =======
Basic earnings per share
  Earnings before extraordinary loss........................      2.61          1.62         0.50
  Extraordinary loss........................................     (0.11)           --        (0.05)
                                                               -------       -------      -------
  Net earnings..............................................   $  2.50       $  1.62      $  0.45
                                                               =======       =======      =======

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1997          1996         1995
                                                              ----------    ----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Diluted earnings per share calculation
  Earnings before extraordinary loss........................   $41,471       $24,337      $ 7,632
  Plus: Impact of assumed conversion of LYONs...............     3,142         3,196           --(1)
                                                               -------       -------      -------
  Earnings before extraordinary loss plus assumed
     conversion.............................................    44,613        27,533        7,632
  Extraordinary loss, net of applicable income tax benefit
     of $1,180 in 1997 and $437 in 1995.....................    (1,700)           --         (813)
                                                               -------       -------      -------
  Net earnings plus assumed conversions.....................   $42,913       $27,533      $ 6,819
                                                               =======       =======      =======
  Weighted average shares...................................    15,911        15,037       15,131
  Plus: Incremental shares from assumed conversions
       LYONs................................................     4,553         4,793           --(1)
       Options..............................................     1,019           654          563
                                                               -------       -------      -------
  Dilutive potential shares.................................    21,483        20,484       15,694
                                                               =======       =======      =======
Diluted earnings per share
  Earnings before extraordinary loss plus assumed
     conversions............................................   $  2.08       $  1.34      $  0.49
  Extraordinary loss........................................     (0.08)           --        (0.05)
                                                               -------       -------      -------
  Net earnings..............................................   $  2.00       $  1.34      $  0.44
                                                               =======       =======      =======

---------------
(1) As the conversion of the Liquid Yield Option Notes ("LYONs") have an antidilutive effect in 1995, the assumed conversion is not considered in the Diluted Earnings Per Share Calculation. Assumed conversion of the LYONs would result in additional net earnings of $3,245,000 and 4,793,000 additional dilutive potential shares.

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

  Certain reclassifications

     Certain reclassifications have been made in the 1996 and 1995 Consolidated Financial Statements to conform to the classifications used in 1997.

B.  ACQUISITIONS

     On April 1, 1996, the Company completed its acquisition of Nations Title Inc. from Nations Holding Group for a purchase price of $19.3 million plus 212,960 shares, $2.1 million, of the Company's common stock, subject to certain adjustments. This transaction has been accounted for as a purchase. During 1997, the Nations Title Inc. purchase price was reduced $749,000, pursuant to certain terms and conditions contained in the acquisition agreement. The purchase price adjustment resulted in Nations Holding Group returning 26,499 shares of common stock to the Company. The returned shares were subsequently cancelled.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     The assets acquired and liabilities assumed in the Nations Title Inc. acquisition were as follows (dollars in thousands):

Assets acquired at fair value.............................  $ 74,177
Liabilities assumed at fair value.........................   (52,777)
                                                            --------
          Total purchase price............................  $ 21,400
                                                            ========

     On April 4, 1996, the Company purchased 17% of the outstanding common stock of National Alliance Marketing Group, Inc. ("National Alliance"), a California corporation, for $566,667; together with a warrant to acquire an additional 14% of National Alliance common stock. In addition, the Company loaned $1,200,000 to National Alliance at closing at a rate of prime plus one percent. Subsequently, the Company agreed to increase the credit facility from $1,200,000 to $1,700,000. In consideration for the increase in the credit facility National Alliance agreed to increase the warrant shares which the Company could purchase. If the entire $1,700,000 was borrowed, the Company could purchase an additional 34% of the outstanding shares of National Alliance. After receiving approval of the transaction from the California Department of Insurance, the transaction closed on July 12, 1996. National Alliance is the parent company of Alliance Home Warranty Company ("Alliance"), a California insurance company. Alliance sells home warranty plans to buyers of resale homes, primarily in the Central and Southern California markets. A home warranty contract generally promises the repair or replacement of major operating systems and built-in appliances inside a home for a period of one year. On July 3, 1997, the Company converted the outstanding note balance in conjunction with the exercise of the warrants and now owns 51% of the outstanding common stock of National Alliance, subject to certain regulatory approvals. The outstanding balance of the notes receivable due from National Alliance at conversion was approximately $1.6 million.

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the National Alliance acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value.....................  $ 3,200
Cost in excess of net assets acquired......................    3,150
Liabilities assumed at fair value..........................   (1,809)
Minority interest..........................................   (2,224)
                                                             -------
          Total purchase price.............................  $ 2,317
                                                             =======

     On November 1, 1996, the Company acquired 80% of the outstanding stock of CRM, Inc. ("CRM") for a purchase price of $3.5 million, $1.0 million in cash and 191,169 shares, $2.5 million, of the Company's Common Stock. CRM provides real estate information services with a heavy concentration in the areas of tax services and flood certification. The Company combined its existing tax service business with that of CRM. Under certain circumstances the Company can purchase the remaining 20% of the outstanding stock of CRM. CRM, Inc. operates as a majority-owned subsidiary of the Company and is now known as Fidelity National Tax Service, Inc. ("Fidelity National Tax"). This transaction has been accounted for as a purchase. The CRM results of operations were not material to the 1996 Consolidated Financial Statements.

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the Fidelity National Tax acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value......................  $2,073
Cost in excess of net assets acquired.......................   2,590
Liabilities assumed at fair value...........................    (263)
Minority interest...........................................    (880)
                                                              ------
          Total purchase price..............................  $3,520
                                                              ======

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     On August 22, 1997, the Company acquired the common stock of First Title Corporation ("First Title"), a title company with fourteen offices throughout the southeastern United States. First Title has been merged into a subsidiary of the Company. First Title was acquired for $4.7 million; payable in 80% common stock of the Company (253,398 shares or $3.8 million) and 20% cash (approximately $900,000). This transaction has been accounted for as a purchase.

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the First Title Corporation acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value......................  $1,294
Cost in excess of net assets acquired.......................   4,033
Liabilities assumed at fair value...........................    (627)
                                                              ------
          Total purchase price..............................  $4,700
                                                              ======

     On September 18, 1997, the Company acquired the common stock of Ifland Credit Services ("ICS"), a credit reporting company headquartered in Lexington, Kentucky, for a purchase price of $3.75 million. ICS has been merged with Credit Reports, Inc. ("CRI") and Classified Credit Data, Inc. ("CCD") in order to form Fidelity National Credit Services. The purchase price was payable 80% in common stock of the Company (170,155 shares or $3.0 million) and 20% cash ($750,000). This transaction has been accounted for as a purchase.

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the Ifland Credit Services acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value......................  $  618
Cost in excess of net assets acquired.......................   3,517
Liabilities assumed at fair value...........................    (385)
                                                              ------
          Total purchase price..............................  $3,750
                                                              ======

     Effective as of October 1, 1997, the Company acquired Bron Research, Inc. ("BRON"), a flood certification company headquartered in Austin, Texas. The purchase price paid by the Company for the acquisition was $9.85 million, paid in 523,272 shares of Company common stock. BRON now operates as Fidelity National Flood, Inc. This transaction has been accounted for as a pooling-of-interests. BRON's financial position and results of operations as of and for the year ended December 31, 1997 are included in the Consolidated Financial Statements. Prior to 1997, BRON's financial position and results of operations were insignificant, and as such, the Consolidated Financial Statements have not been restated.

     On October 9, 1997, the Company acquired the common stock of Credit Reports, Inc. a credit reporting company headquartered in Scottsdale, Arizona, with operations in California, Colorado, Nevada and Oregon. CRI has been merged with ICS and CCD in order to form Fidelity National Credit Services. The purchase price for CRI was $200,000, subject to certain purchase price adjustments based on the combined equity of CRI and Express Network, Inc., its affiliate, payable in 11,455 shares of Company common stock. This transaction has been accounted for as a purchase.

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the Credit Reports, Inc. acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value......................  $2,559
Cost in excess of net assets acquired.......................     139
Liabilities assumed at fair value...........................  (2,498)
                                                              ------
          Total purchase price..............................  $  200
                                                              ======

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Also on October 9, 1997, the Company acquired the common stock of Express Network, Inc. ("ENI"), a provider of attorney services such as courier, messenger, courthouse filing, process serving, investigation and reprographics. ENI provides services to legal firms in Los Angeles, Orange County, San Diego, Riverside and San Francisco, California. The purchase price for ENI was $10.55 million; subject to certain purchase price adjustments based on the combined equity of ENI and CRI, its affiliate, payable in 50% common stock of the Company (302,158 shares or $5.275 million) and 50% cash (approximately $5.275 million). Approximately $2.8 million of the cash portion of the purchase price will be paid in equal installments over a four-year period. This transaction has been accounted for as a purchase.

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the Express Network, Inc. acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value.....................  $ 3,018
Cost in excess of net assets acquired......................    9,640
Liabilities assumed at fair value..........................   (2,108)
                                                             -------
          Total purchase price.............................  $10,550
                                                             =======

     On October 21, 1997, the Company acquired 100% of the common stock of Classified Credit Data, Inc., a credit reporting company headquartered in Orange County, California, for a purchase price of $300,000, which was paid in cash. CCD was merged with ICS and CRI in order to form Fidelity National Credit Services. This transaction has been accounted for as a purchase.

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the Classified Credit Data acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value......................  $385
Cost in excess of net assets acquired.......................   386
Liabilities assumed at fair value...........................  (471)
                                                              ----
          Total purchase price..............................  $300
                                                              ====

     Selected unaudited pro forma combined results of operations for the years ended December 31, 1997, 1996 and 1995, assuming the Nations Title Inc. and Fidelity National Tax acquisitions occurred on January 1, 1997, 1996 and 1995, and assuming the National Alliance, First Title, ICS, CRI, ENI and CCD acquisitions occurred on January 1, 1997 and 1996, are presented as follows:

                                                      YEAR ENDED DECEMBER 31,
                                             -----------------------------------------
                                                1997           1996           1995
                                             -----------    -----------    -----------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                             AMOUNTS)
Total revenue..............................   $776,109       $720,118       $588,759
Basic earnings before extraordinary item...     42,294         22,001          7,395
Basic net earnings.........................     40,594         22,001          6,582
Basic earnings per share...................   $   2.47       $   1.39       $    .42
Diluted earnings before extraordinary
  item.....................................   $ 45,436       $ 25,197       $  7,395
Diluted net earnings.......................     43,736         25,197          6,582
Diluted earnings per share.................   $   1.99       $   1.19       $    .41

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

C.  INVESTMENTS

     The carrying amounts and fair values of the Company's fixed maturity securities at December 31, 1997 and 1996 are as follows:

                                                              DECEMBER 31, 1997
                                          ---------------------------------------------------------
                                                                   GROSS        GROSS
                                          CARRYING   AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                           AMOUNT      COST        GAINS        LOSSES      VALUE
                                          --------   ---------   ----------   ----------   --------
                                                           (DOLLARS IN THOUSANDS)
Fixed maturity investments (available
  for sale):
  U.S. government and agencies.........   $ 36,869   $ 36,537      $  373      $   (41)    $ 36,869
  States and political subdivisions....    122,164    119,626       2,545           (7)     122,164
  Corporate securities.................     52,810     52,308         532          (30)      52,810
  Mortgage-backed securities...........      5,158      5,118          60          (20)       5,158
                                          --------   --------      ------      -------     --------
                                          $217,001   $213,589      $3,510      $   (98)    $217,001
                                          ========   ========      ======      =======     ========

                                                              DECEMBER 31, 1996
                                          ---------------------------------------------------------
                                                                   GROSS        GROSS
                                          CARRYING   AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                           AMOUNT      COST        GAINS        LOSSES      VALUE
                                          --------   ---------   ----------   ----------   --------
                                                           (DOLLARS IN THOUSANDS)
Fixed maturity investments (available
  for sale):
  U.S. government and agencies.........   $ 87,765   $ 88,376      $  106      $  (717)    $ 87,765
  States and political subdivisions....     16,534     16,282         270          (18)      16,534
  Corporate securities.................     46,354     47,058         241         (945)      46,354
  Mortgage-backed securities...........     15,676     15,896          86         (306)      15,676
                                          --------   --------      ------      -------     --------
                                          $166,329   $167,612      $  703      $(1,986)    $166,329
                                          ========   ========      ======      =======     ========

     The change in unrealized gains (losses) on fixed maturities for the years ended December 31, 1997, 1996, and 1995 was $4,695,000, $(3,255,000) and
$13,025,000, respectively.

     The amortized cost and estimated fair value of fixed maturity securities, which are classified as available for sale at December 31, 1997, by contractual maturity, are shown as follows. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties:

                                                           DECEMBER 31, 1997
                                             ---------------------------------------------
                                             AMORTIZED       %          FAIR         %
                                               COST       OF TOTAL     VALUE      OF TOTAL
                                             ---------    --------    --------    --------
                                                        (DOLLARS IN THOUSANDS)
Maturity
  One year or less.........................  $  5,180          2.4%   $  5,188         2.4%
  After one year through five years........   120,134         56.2     121,780        56.1
  After five years through ten years.......    76,760         35.9      78,346        36.1
  After ten years..........................    11,515          5.5      11,687         5.4
                                             --------     --------    --------    --------
          Total............................  $213,589        100.0%   $217,001       100.0%
                                             ========     ========    ========    ========
Subject to call............................  $ 17,640          8.3%   $ 18,159         8.4%

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Fixed maturity securities valued at approximately $18,881,000 and $17,670,000 were on deposit with various governmental authorities at December 31, 1997 and 1996, respectively, as required by law.

     Equity securities at December 31, 1997 and 1996 consist of investments in various industry groups as follows:

                                                             DECEMBER 31,
                                                ---------------------------------------
                                                       1997                 1996
                                                ------------------    -----------------
                                                            FAIR                 FAIR
                                                 COST       VALUE      COST      VALUE
                                                -------    -------    -------   -------
                                                        (DOLLARS IN THOUSANDS)
Banks, trust and insurance companies..........  $    50    $    50    $   800   $   863
Industrial, miscellaneous and all other.......   35,826     70,368     19,349    41,475
                                                -------    -------    -------   -------
  Total.......................................  $35,876     70,418    $20,149   $42,338
                                                =======    =======    =======   =======

     The carrying value of the Company's investment in equity securities is fair value. As of December 31, 1997, gross unrealized gains and gross unrealized losses on equity securities were $36,774,000 and $2,232,000, respectively. Gross unrealized gains and gross unrealized losses on equity securities were $22,912,000 and $723,000, respectively, as of December 31, 1996.

     Included in equity securities at December 31, 1997 and 1996, is an investment in a certain equity security, CKE Restaurants, Inc., with a cost basis of $3,366,000 and a fair value of $31,404,000 at December 31, 1997 and a cost basis of $3,366,000 and a fair value of $17,892,000 at December 31, 1996.

     The change in unrealized gains on equity securities for the years ended December 31, 1997, 1996 and 1995 was $12,353,000, $15,245,000 and $9,369,000,
respectively.

     Interest and investment income, including realized gains (losses), consists of the following:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1997       1996       1995
                                                -------    -------    -------
                                                   (DOLLARS IN THOUSANDS)
Cash and cash equivalents.....................  $ 1,103    $ 1,666    $ 1,571
Fixed maturity securities.....................   10,098      9,431      8,254
Equity securities.............................   11,664      4,823      5,091
Short-term investments........................    1,891        165        155
Notes receivable..............................    2,369      2,675      2,355
Other.........................................    6,431     (1,068)       190
                                                -------    -------    -------
                                                $33,556    $17,692    $17,616
                                                =======    =======    =======

     Net realized gains included in interest and investment income amounted to $16,988,000, $2,625,000 and $5,213,000 for the years ended December 31, 1997,
1996 and 1995, respectively. Included in net realized gains for the year ended December 31, 1997, are net realized gains from the sales of investments of approximately $10,500,000, a net realized gain from the sale of the Company's former home office building of approximately $4,300,000, and net realized gains on the sale of 60% of American Title Company, a former wholly-owned underwritten title company subsidiary, and the sale of FNF Ventures, Inc., a small business investment company subsidiary of approximately $1,300,000 and $800,000, respectively. All amounts are before applicable income taxes.

     During the years ended December 31, 1997, 1996 and 1995, gross realized gains on sales of fixed maturity securities considered available for sale were $735,000, $452,000 and $1,700,000, respectively; and gross realized losses were $429,000, $714,000 and $1,331,000, respectively. Gross proceeds from the sale of fixed

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES maturity securities considered available for sale amounted to $137,019,000, $93,108,000 and $188,902,000, during the years ended December 31, 1997, 1996 and
1995, respectively.

     During the years ended December 31, 1997, 1996 and 1995, gross realized gains on sales of equity securities considered available for sale were $12,658,000, $5,937,000 and $5,111,000, respectively; and gross realized losses were $2,430,000, $1,962,000 and $457,000, respectively. Gross proceeds from the sale of equity securities amounted to $135,747,000, $89,404,000 and $25,622,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

D.  NOTES RECEIVABLE

     Notes receivable consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
                                                                 (DOLLARS IN
                                                                  THOUSANDS)
Mortgage notes, secured by various deeds of trust,
  installments due monthly including interest at rates
  ranging from 7.0% to 10%, due through 2022................  $   426    $   512
Promissory notes, secured by various assets and unsecured,
  installments due monthly including interest at rates
  ranging from 7.4% to 13%, due through 2008................    8,876     11,463
Promissory note due from the Company's Chief Executive
  Officer, secured by a deed of trust, in monthly
  installments including interest at 9.5%, paid in November
  1997......................................................       --        471
Officer and employee secured and unsecured notes receivable
  at rates ranging from 7.0% to 10.0%, due through 2004.....    1,346      1,525
                                                              -------    -------
                                                               10,648     13,971
Allowance for doubtful receivables..........................   (1,750)    (2,654)
                                                              -------    -------
                                                              $ 8,898    $11,317
                                                              =======    =======

     The allowance for doubtful receivables is primarily related to promissory notes at December 31, 1997 and 1996. Interest income is not recognized on the Company's non-performing notes receivable.

     The carrying amounts and estimated fair values of the Company's notes receivable were as follows at December 31, 1997 and 1996 (dollars in thousands):

                                                                      DECEMBER 31,
                                                        -----------------------------------------
                                                               1997                  1996
                                                        ------------------    -------------------
                                                        CARRYING     FAIR     CARRYING     FAIR
                                                         AMOUNT     VALUE      AMOUNT      VALUE
                                                        --------    ------    --------    -------
Mortgage notes........................................   $  426     $  426    $   412     $   412
Other promissory notes................................    7,365      7,365      8,909       8,909
Affiliated notes......................................    1,107      1,107      1,996       1,996
                                                         ------     ------    -------     -------
                                                         $8,898     $8,898    $11,317     $11,317
                                                         ======     ======    =======     =======

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

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     In September 1991, Manchester Development Corporation ("Manchester"), a wholly-owned subsidiary, sold certain real estate investments and operating properties to Folco Development Corporation ("Folco"), of which the Company's Chief Executive Officer and spouse are sole shareholders, at the assets' net book value of $2,211,000. This transaction resulted in a note receivable from Folco to Manchester of approximately $1,492,000 secured by subordinated deeds of trust on the 11 office buildings included in the sale to Folco. In connection with the sale, the existing leases of space by the Company were amended thereby increasing rental rates approximately 20%. The terms of the agreement between Manchester and Folco provide that each of the subordinated deeds of trust will be released and reconveyed upon payment to Manchester of 15% of the net sales proceeds from the sale of the property encumbered by the subordinated deeds of trust. The note was paid on November 10, 1997. At December 31, 1996, the balance outstanding on the note approximated $471,000 and one property remained unsold.

E.  INVESTMENTS IN REAL ESTATE AND PARTNERSHIPS

     At December 31, 1997 and 1996, the Company had financial interests ranging from 22% to 50% in three real estate partnerships which were accounted for under the equity method. These partnerships are involved in the ownership and management of commercial office buildings, retail facilities and have acquired specific parcels of real property for investment purposes. The Company, through Manchester Development Corporation ("Manchester"), a wholly-owned subsidiary, had a general partnership interest in one of the three real estate partnerships at December 31, 1997 and 1996.

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

     Summarized combined financial information of the unconsolidated partnerships is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1997      1996      1995
                                                  ------    ------    -------
                                                    (DOLLARS IN THOUSANDS)
Total assets, primarily land, development and
  improvement costs.............................  $3,922    $3,960    $14,096
Total liabilities, primarily notes and mortgages
  payable.......................................     819       841     12,664
                                                  ------    ------    -------
Partners' equity................................  $3,103    $3,119    $ 1,432
                                                  ======    ======    =======
Revenue.........................................  $   47    $  378    $ 1,568
                                                  ======    ======    =======
Net income (loss)...............................  $   22    $  (73)   $  (515)
                                                  ======    ======    =======

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     At December 31, 1997 and 1996, the Company had a 92.5% and a 76.3% interest in real estate partnerships which are consolidated with the Company.

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

     Investments in real estate and partnerships consist of the following:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             1997         1996
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Investments in real estate:
  Land...................................................   $ 4,291      $ 7,476
  Commercial buildings, net of accumulated depreciation
     of $67 and $2,925...................................       663        6,537
Investments in unconsolidated partnerships...............     1,714        1,806
                                                            -------      -------
                                                              6,668       15,819
Valuation allowance......................................    (1,467)      (4,467)
                                                            -------      -------
                                                            $ 5,201      $11,352
                                                            =======      =======

     During 1997, the Company sold an investment in real estate at a purchase price that approximated book value.

F.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             1997         1996
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Land.....................................................   $ 4,863      $ 4,370
Buildings................................................     7,148       14,700
Leasehold improvements...................................    11,427        9,452
Furniture, fixtures and equipment........................    85,788       71,365
                                                            -------      -------
                                                            109,226       99,887
Accumulated depreciation and amortization................   (72,466)     (61,270)
                                                            -------      -------
                                                            $36,760      $38,617
                                                            =======      =======

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

G.  NOTES PAYABLE

     Notes payable consist of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Credit agreement, secured by common stock of certain
  Insurance Subsidiaries, with principal due quarterly and
  interest due monthly at LIBOR rate plus 2.0% (7.63% at
  December 31, 1997), due September 2001, paid subsequent to
  year end..................................................  $ 15,250     $ 18,250
Bank revolving credit facility, secured by common stock of
  certain Insurance Subsidiaries, with interest due
  quarterly at LIBOR plus 2.0% (7.63% at December 31, 1997), principal due quarterly beginning April 1998, due
  September 2001, unused portion of $8 million at December
  31, 1997 and 1996, paid subsequent to year end............     5,000        5,000
Equipment line of credit, secured by equipment, with
  interest due monthly at prime rate plus 1.00% (9.50% at
  December 31, 1997), principal, due May 1998, unused
  portion of $3,970 and $414 at December 31, 1997 and
  1996......................................................     4,030        5,586
Bank promissory note, secured by equipment, with principal
  and interest due monthly at LIBOR plus 1.77%, paid in
  September 1997............................................        --        2,760
Bank promissory note, secured by equipment, with principal
  and interest due monthly at LIBOR plus 1.77% (7.40% at
  December 31, 1997), due October 1998......................     2,134        4,787
Bank promissory note, secured by equipment, with principal
  and interest due monthly at LIBOR plus 2.10% (7.73% at
  December 31, 1997), due June 1999.........................     2,052        3,282
Bank promissory note, secured by equipment, with principal
  and interest at 30 day commercial paper rate plus 2.44%
  (8.02% at December 31, 1997), due September 2000..........     5,000        7,031
Bank promissory note, secured by equipment, with principal
  and interest due monthly at LIBOR plus 1.84% (7.47% at
  December 31, 1997), due May 2001..........................     4,042           --
Bank promissory note, secured by equipment, with principal
  and interest due monthly at LIBOR plus 1.84% (7.47% at
  December 31, 1997), due September 2001....................     5,784           --
Promissory note, guaranteed by United States Small Business
  Administration, with interest only at 7.59% due monthly
  and principal due at maturity, September 2006, liability
  assumed by purchaser when subsidiary sold in October
  1997......................................................        --        3,000
Promissory note, secured by real estate, with principal and
  interest due monthly at 9.875%, due April 1998............     1,693        1,723
Liquid Yield Option Notes, zero coupon, convertible
  subordinated notes due 2009 with interest at 5.5%.........    76,635       97,013
Other promissory notes with various interest rates and
  maturities................................................     1,403          490
                                                              --------     --------
                                                              $123,023     $148,922
                                                              ========     ========

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Principal maturities, including accretion of original issue discount, are as follows (dollars in thousands):

1998......................................................  $ 18,354
1999......................................................    10,806
2000......................................................     9,715
2001......................................................     6,491
2002......................................................       937
Thereafter................................................   140,657
                                                            --------
                                                            $186,960
                                                            ========

     The Company's credit agreement, dated as of September 21, 1995, included a $22 million term loan and a $13 million revolving credit facility, is and was collateralized by the common stock of certain Insurance Subsidiaries. This credit facility was terminated and paid subsequent to year end with the proceeds from a new credit facility. Additionally, the Company must comply with certain affirmative and negative covenants related to its debt agreements which require, among other things, that the Company maintain certain financial ratios related to liquidity, net worth, capitalization, investments, restricted payments and certain dividend restrictions.

     The Company entered into an interest rate swap agreement concurrent with the funding of the credit agreement, dated as of September 21, 1995, which is principally used by the Company in the management of interest rate exposure. The interest rate swap agreement is accounted for on the accrual basis. Income and expense are recorded in the same category as that arising from the related debt. Amounts to be paid or received under interest rate swap agreements are recognized as interest income or expense in the period in which they accrue. The interest rate swap agreement has not had a material impact on the Consolidated Financial Statements. See Note N.

     In February 1994, the Company issued zero coupon, convertible subordinated Liquid Yield Options Notes due February 2009 ("LYONs") at an interest rate of 5.5% with a principal amount at maturity of $235,750,000. Net proceeds to the Company were approximately $101,000,000. The proceeds were used for investment and general corporate purposes, including the repurchase of treasury shares. See Note K.

     On October 17, 1997, the Company in a private transaction, purchased $45 million aggregate principal amount at maturity of its outstanding Liquid Yield Option Notes due 2009 from Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") for an aggregate purchase price of $27.2 million (or $605 per $1,000 principal amount at maturity of LYONs). The purchase price was paid in the form of 1,267,619 shares, $26.4 million, of the Company's common stock (the "Exchange Shares"). The Company also paid Merrill Lynch, the excess of a base price of $21.48 per Exchange Share over the actual sales price (less $0.05 per share in commissions) realized by Merrill Lynch for sales of up to 552,619 Exchange Shares. The Company also paid Merrill Lynch, for each day, an amount in cash to be determined by multiplying the Net Carry Amount (number of Exchange Shares multiplied by $21.48) by the Applicable Rate (LIBOR plus 2.50%). The Company's payment obligations were subject to reduction for dividends on Exchange Shares received by Merrill Lynch during the period. The Company paid the foregoing amounts to Merrill Lynch in cash of approximately $790,000 on November 7, 1997. The purchase of the LYONs increased stockholders' equity by approximately $24.7 million while reducing outstanding debt by approximately $24.3 million. Additionally, an extraordinary loss due to the early retirement of debt of approximately $1.7 million, net of applicable income taxes, was recorded in the fourth quarter of 1997. The maturity value of LYONs outstanding at December 31, 1997 is approximately $140.6 million.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     The carrying amounts and estimated fair values of the Company's notes payable were as follows at December 31, 1997 and 1996 (dollars in thousands):

                                                          DECEMBER 31,
                                          --------------------------------------------
                                                  1997                    1996
                                          --------------------    --------------------
                                          CARRYING      FAIR      CARRYING      FAIR
                                           AMOUNT      VALUE       AMOUNT      VALUE
                                          --------    --------    --------    --------
Short-term borrowings...................  $  5,158    $  5,158    $  5,710    $  5,710
Long-term borrowings, variable rate.....    39,263      39,263      41,110      41,110
Long-term borrowings, fixed rate........    78,602     113,722     102,102      93,214
                                          --------    --------    --------    --------
                                          $123,023    $158,143    $148,922    $140,034
                                          ========    ========    ========    ========

     Short-term borrowings approximate their fair value. The fair value of the Company's fixed rate and variable rate notes payable is estimated using discounted cash flow analyses based on current market interest rates and comparison of interest rates being paid to the Company's current incremental borrowing rates for similar types of borrowing arrangements. The LYON's fair value is calculated based on quoted market prices.

H.  INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1997       1996       1995
                                                -------    -------    -------
                                                   (DOLLARS IN THOUSANDS)
Current.......................................  $31,217    $ 7,886    $(2,729)
Deferred......................................     (438)     8,330      4,120
                                                -------    -------    -------
                                                $30,779    $16,216    $ 1,391
                                                =======    =======    =======

     Total income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 was allocated as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1997       1996       1995
                                                -------    -------    -------
                                                   (DOLLARS IN THOUSANDS)
Income from continuing operations.............  $31,959    $16,216    $ 1,828
Extraordinary gain (loss).....................   (1,180)        --       (437)
                                                -------    -------    -------
                                                $30,779    $16,216    $ 1,391
                                                =======    =======    =======

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Deferred income tax expense (benefit) consists of the following:

                                                   YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                  1997       1996       1995
                                                 -------    -------    ------
                                                    (DOLLARS IN THOUSANDS)
Provision for claim losses in excess of
  statutory amounts............................  $ 2,142    $ 5,108    $4,890
Employee benefit accruals......................   (3,758)    (1,847)       81
(Excess) deficit book over tax bad debt
  expense......................................    2,298        304      (535)
Other acquisition accruals.....................    1,660      1,862       610
Statutory unearned premium reserve.............    1,313      3,624       303
Accelerated depreciation.......................     (587)    (1,068)       --
Investments in partnerships....................      (68)      (434)       --
Investments in real estate.....................     (624)       128        --
Section 338 (h)(10) gain deferral..............   (1,711)      (153)     (504)
Other..........................................   (1,103)       806      (725)
                                                 -------    -------    ------
                                                 $  (438)   $ 8,330    $4,120
                                                 =======    =======    ======

     The effective tax rate differs from the statutory income tax rate as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                        1997     1996      1995
                                                        -----    -----    ------
Statutory income tax rate.............................  35.0%    35.0%     34.0%
Tax exempt interest income............................  (1.6)     (.8)    (23.3)
Non-deductible expenses...............................   6.2      2.0       6.5
State taxes, net of Federal deduction.................   3.6      2.7        --
Other.................................................    .4      1.1       (.3)
                                                        ----     ----     -----
                                                        43.6%    40.0%     16.9%
                                                        ====     ====     =====

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     The deferred tax assets and liabilities at December 31, 1997 consist of the following:

                                                               DEFERRED     DEFERRED TAX
                                                              TAX ASSETS    LIABILITIES
                                                              ----------    ------------
                                                                (DOLLARS IN THOUSANDS)
Provision for claim losses in excess of statutory amounts...   $47,072        $    --
Employee benefit accruals...................................     8,175             --
Excess book over tax provision for bad debts................     3,517             --
Other assets................................................     2,165             --
Statutory unearned premium reserve..........................        --         48,783
Accelerated depreciation....................................        77             --
Investment securities.......................................        --         15,532
Investments in partnerships.................................        --            392
Investments in real estate..................................        --            154
Section 338 (h)(10) gain deferral...........................        --          2,046
Other acquisition accruals..................................        --          5,509
Other liabilities...........................................        --          2,012
Net operating loss available for carryover..................       711             --
                                                               -------        -------
Less: valuation allowance...................................       711             --
                                                               -------        -------
Total deferred taxes........................................   $61,006        $74,428
                                                               =======        =======

     The deferred tax assets and liabilities at December 31, 1996 consist of the following:

                                                               DEFERRED     DEFERRED TAX
                                                              TAX ASSETS    LIABILITIES
                                                              ----------    ------------
                                                                (DOLLARS IN THOUSANDS)
Provision for claim losses in excess of statutory amounts...   $49,215        $    --
Employee benefit accruals...................................     4,756             --
Excess book over tax provision for bad debts................     5,758             --
Other assets................................................     1,803             --
Statutory unearned premium reserve..........................        --         47,470
Accelerated depreciation....................................        --            521
Investment securities.......................................        --          8,503
Investments in partnerships.................................        --            460
Investments in real estate..................................        --            778
Section 338 (h)(10) gain deferral...........................        --          3,758
Other acquisition accruals..................................        --          3,266
Other liabilities...........................................        --          4,380
Net operating loss available for carryover..................       711             --
                                                               -------        -------
                                                                62,243         69,136
Less: valuation allowance...................................       711             --
                                                               -------        -------
Total deferred taxes........................................   $61,532        $69,136
                                                               =======        =======

     Based upon the Company's current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of its existing deferred tax assets, net of the recorded valuation allowance. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

     The Company's 1990 through 1994 Federal income tax returns are currently under examination by the Internal Revenue Service. Based on information currently available, management does not believe the outcome of these examinations will have a material impact on the financial condition or results of operations of the Company.

I.  SUMMARY OF RESERVE FOR CLAIM LOSSES

     A summary of the reserve for claim losses follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Beginning balance..........................................  $187,245    $146,094    $153,306
  Reserves assumed from First Title Corp...................       284          --          --
  Reserves relinquished due to the sale of American Title
     Company ..............................................      (160)         --          --
  Reserves assumed from Nations Title Inc..................        --      45,171          --
  Title claim loss provision related to:
     Current year..........................................    36,404      32,505      23,901
     Prior years...........................................     2,257         797      (4,870)
                                                             --------    --------    --------
  Total title claim loss provision.........................    38,661      33,302      19,031
  Title claims paid, net of recoupments related to:
     Current year..........................................    (2,376)     (2,430)     (2,818)
     Prior years...........................................   (32,907)    (34,892)    (23,425)
                                                             --------    --------    --------
  Total title claims paid, net of recoupments..............   (35,283)    (37,322)    (26,243)
                                                             --------    --------    --------
Ending balance.............................................  $190,747    $187,245    $146,094
                                                             ========    ========    ========

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

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Effective January 1, 1996, the Company entered into one year employment agreements with four of its key executives, whereby each was to receive a minimum annual base salary and an annual bonus based on the Company's performance. Bonuses in the form of cash or Common Stock could be paid to the executives at the discretion of the Compensation Committee of the Board of Directors. Certain terms of these contracts were subsequently amended/revised effective January 1, 1997 and April 1, 1997. Additionally, effective September 15, 1997, the Company entered into a three year employment agreement with a fifth key executive. Terms and conditions of the fifth executive's contract are similar to the other four.

     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages. Management believes that no actions depart from customary litigation incidental to the business of the Company and that resolution of all such litigation will not have a material adverse effect on the Company.

     In conducting its operations, the Company routinely holds customers' assets in trust, pending completion of real estate transactions. Such amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. The Company has a contingent liability relating to proper disposition of these balances for its customers which amounted to $608.6 million at December 31, 1997.

     The Company leases certain of its premises and equipment under leases which expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years.

     Future minimum operating lease payments are as follows (dollars in thousands):

1998.......................................................  $22,698
1999.......................................................   16,736
2000.......................................................   11,698
2001.......................................................    8,492
2002.......................................................    5,087
Thereafter.................................................    6,610
                                                             -------
Total future minimum operating lease payments..............  $71,321
                                                             =======

     Rent expense incurred under operating leases during the years ended December 31, 1997, 1996 and 1995 was $24,929,000, $23,413,000 and $21,388,000,
respectively. Included in rent expense for 1997, 1996 and 1995 is $523,000 paid to related parties.

K.  STOCKHOLDERS' EQUITY

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

     The Insurance Subsidiaries are regulated by the insurance commissioners of their respective states of domicile. Regulatory examinations usually occur at three year intervals. Examinations are currently in progress for Fidelity Title
(1996), Fidelity New York (1996), Nations New York (1996), National (1996)

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES and ATIC (1994). The Company has not received preliminary reports of examination for Fidelity Title, Fidelity New York, Nations New York or National, as the examinations are currently ongoing.

     The Department of Insurance of the State of Florida has completed the field portion of their triennial examination of ATIC, which was merged into Fidelity Pennsylvania as of November 21, 1996, which was in turn merged into Fidelity New York as of April 11, 1997; as of and for the three-year period ended December 31, 1994. The Company has received a preliminary report of examination. The preliminary report, as forwarded to the Company by the Department of Insurance of the State of Florida, indicates that the examiners are proposing adjustments that could materially impact the statutory capital and surplus of ATIC, Fidelity Pennsylvania, its former parent company, and ultimately Fidelity New York. Certain of these adjustments have not been included in the 1997 Fidelity New York Statutory Annual Statement as filed with insurance regulatory authorities as the Company does not agree with these findings and has requested support for the examination report. These same adjustments have not been considered in the calculation of dividend capability, statutory surplus and statutory income
(loss) reported below.

     Examinations have been completed for Fidelity Pennsylvania (1995), Fidelity Tennessee (1995) and Nations Title (1996). All adjustments proposed by the examiners have been recorded by the Company for Fidelity Pennsylvania, Fidelity Tennessee and Nations Title, and are included in the calculation of dividend capability, statutory surplus and statutory income (loss) reported below.

     Statutorily calculated net worth determines the maximum insurable amount under any single title insurance policy. As of January 1, 1998, the Company's self-imposed single policy maximum insurable amounts, which comply with all statutory limitations, for Fidelity Title, Fidelity New York and Fidelity Tennessee were $42.0 million, $80.0 million and $6.0 million, respectively. The self-imposed single policy maximum insurable amounts for Nations New York and National are $20.0 million and $6.7 million, respectively.

     The Insurance Subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. In the case of Fidelity Title, the total amount of dividends made in any twelve-month period may not exceed the greater of 10% of the surplus as regards policyholders as of the last day of the preceding year or net income for the twelve-month period ending the last day of the preceding year. In the case of Fidelity New York, the total amount of dividends and distributions is limited to surplus as regards policyholders, excluding capital stock, less fifty percent of statutory premium reserve as of the last day of the preceding year and capital contributions received in the latest five-year period. As of January 1, 1998, Fidelity Title could pay dividends or make other distributions to the Company of $6,823,000. Fidelity New York does not have any dividend paying capability as of January 1, 1998.

     The combined statutory capital and surplus of the Insurance Subsidiaries was $94,101,000, $73,326,000 and $67,174,000 as of December 31, 1997, 1996 and
1995, respectively. The combined statutory income (loss) of the Insurance Subsidiaries was $21,500,000, $6,052,000 and $(1,533,000) for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts do not include certain of the proposed ATIC examination adjustments previously discussed.

     As a condition to continued authority to underwrite policies in the states in which the Insurance Subsidiaries conduct their business, the Insurance Subsidiaries are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, the Company's escrow and trust business is subject to regulation by various state banking authorities.

     The UTCs are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth and dividend capability. Minimum net worth of $7.5 million and $2.5 million is required for Fidelity National Title Company ("FNTC") and Fidelity National Title Company of California ("FNCAL"), respectively. In addition, the Company has agreed to notify the State of California Department

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES of Insurance of dividend payments by FNTC and FNCAL greater than 30% of earnings before income taxes through 1998.

L.  EMPLOYEE BENEFIT PLANS

     Employee benefits include an employee stock purchase plan, three stock option plans and a 401(k) plan.

     In 1987, stockholders approved the adoption of an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP and subsequent amendments, there are 7,986,000 shares of the Company's Common Stock available for purchase at current market prices by Company employees who meet certain vesting requirements. Pursuant to the ESPP, Company employees may contribute an amount between 5% and 15% of their base salary and certain commissions. The Company contributes varying amounts as specified in the ESPP. During the years ended December 31, 1997, 1996 and 1995, 321,449, 338,047 and 315,901 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $15.10, $12.45 and $9.77 per share, respectively. The Company contributed $1.7 million or the equivalent of 111,582 shares for the year ended December 31, 1997, $1.2 million or the equivalent of 97,471 shares for the year ended December 31, 1996 and $1.4 million or the equivalent of 143,559 shares for the year ended December 31, 1995 in accordance with the employer's matching contribution. A total of 6,524,409 shares have been purchased by both the ESPP and employees since the adoption of the ESPP.

     In 1987, stockholders also approved the adoption of a Stock Option Plan ("1987 Option Plan"). Under the terms of the 1987 Option Plan, the Company may grant stock options to certain key employees and non-employee directors or officers. The number of shares issuable under the 1987 Option Plan is 1,647,113 shares of Common Stock at not less than fair market value on the date of grant. Employees are eligible to receive incentive stock options or non-qualified stock options and non-employee directors are eligible to receive non-qualified stock options. Options available to directors or officers may not exceed one-half of the aggregate number of shares available for grant. All options granted become exercisable at the discretion of the Board of Directors and expire five to eleven years from the date of grant. Options that lapse or are cancelled prior to exercise are added to the shares authorized for future grants. The 1987 Option Plan expired December 31, 1997.

     In 1992, the stockholders approved the adoption of the 1991 Stock Option Plan ("1991 Option Plan"). Under the terms of the 1991 Option Plan, options may be granted to officers and key employees of the Company or any or all of its present or future subsidiaries. The number of shares reserved for issuance under the 1991 Option Plan and subsequent amendments is 2,362,525 shares of Common Stock, which may be newly issued or treasury shares. The per share option price is determined at the date of grant. The option price may be less than the fair market value of the Common Stock at the date of grant to reflect the application of the optionee's deferred bonus, if applicable. Options granted under the 1991 Option Plan shall be exercisable in such installments and for such periods as may be fixed at the time of grant, but in no event shall any stock options extend for a period in excess of 12 years from the date of grant.

     In 1994, the stockholders approved the adoption of the 1993 Stock Plan ("1993 Plan"). Under the terms of the 1993 Plan, options may be granted to officers, key employees and non-employee directors of the Company. The number of shares of Common Stock reserved for issuance under the 1993 Plan is 998,250. The per share option price is determined at the date of grant provided that the price for incentive stock options shall not be less than 100% of their market value or award stock shares. The 1993 Plan also contains an automatic grant of non-qualified stock options to non-employee directors at an exercise price equal to 100% of fair value at date of grant, and the right to exercise such options shall vest equally over three years. Stock options granted under the 1993 Plan are exercisable subject to the terms and conditions set by the Board of Directors; however, options shall be exercisable no earlier than six months nor ten years following the grant date.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     The following table sets forth activity in the 1987 and 1991 Stock Option Plans and the 1993 Stock Plan from December 31, 1994 through December 31, 1997:

                                            1987 STOCK OPTION PLAN            1991 STOCK OPTION PLAN        1993 STOCK PLAN
                                    ---------------------------------------   ----------------------   -------------------------
                                    INCENTIVE   NON-QUALIFIED    EXERCISE                 EXERCISE                    EXERCISE
                                     OPTIONS       OPTIONS         PRICE       SHARES     PRICE(1)       SHARES        PRICE
                                    ---------   -------------   -----------   --------   -----------   ----------   ------------
Outstanding at December 31,
  1994............................      4,386       545,835     $1.14-11.46   1,454,374  $  .59-7.45       69,878   $10.43-11.15
  Granted in 1995.................      9,858       465,850     $ 7.61-9.77     63,030   $ 3.42-3.68       97,162   $  7.51-8.17
  Exercised in 1995...............     (2,194)           --              --   (237,661)  $ 4.66-7.45           --             --
  Expired or cancelled in 1995....         --            --              --         --            --       (6,655)  $10.42-11.15
                                    ---------    ----------     -----------   --------   -----------   ----------   ------------
Outstanding at December 31,
  1995............................     12,050     1,011,685     $1.14-11.46   1,279,743  $  .59-7.45      160,385   $ 7.51-11.16
  Granted in 1996.................         --       323,675           10.54    104,699     5.91-6.20       52,659    10.66-11.16
  Exercised in 1996...............         --            --              --    (61,287)     .66-7.45           --             --
  Expired or cancelled in 1996....         --       (69,878)     7.61-11.46    (33,576)    3.68-7.45           --             --
                                    ---------    ----------     -----------   --------   -----------   ----------   ------------
Outstanding at December 31,
  1996............................     12,050     1,265,482     $1.14-11.46   1,289,579  $  .59-7.29      213,044   $ 7.51-11.16
  Granted in 1997.................         --       589,600      6.93-18.24    182,881    6.93-11.48       27,500          12.65
  Exercised in 1997...............         --       (69,575)     9.77-10.54    (52,657)     .59-7.29      (22,410)         11.16
  Expired or cancelled in 1997....         --            --              --         --            --           --             --
                                    ---------    ----------     -----------   --------   -----------   ----------   ------------
Outstanding at December 31,
  1997............................     12,050     1,785,507     $1.14-18.24   1,419,803  $ .59-11.48      218,134   $ 7.51-12.65
                                    =========    ==========     ===========   ========   ===========   ==========   ============
Exercisable at December 31,
  1997............................     12,050     1,206,907     $1.14-18.24   1,400,984  $  .59-7.29      208,008   $ 7.51-12.65
                                    =========    ==========     ===========   ========   ===========   ==========   ============
Exercisable through...............  June 2005    Sept. 2007                   May 2008                 April 2008

---------------
(1) This variable plan allows for exercise prices with a fixed discount from the quoted market price. 63,030 options were granted in 1995 at an exercise price of $7.70 to key employees of the Company who applied deferred bonuses expensed in 1994 amounting to $236,773 to the exercise price, reducing it to $3.95 if exercised within the first year of the grant. The exercise price of these options decreases approximately 6.0% per year through 2000 and $.16 per share from 2001 through 2006, at which time the exercise price will be $1.61. 104,699 options were granted in 1996 at an exercise price of $10.33 to key employees of the Company who applied deferred bonuses expensed in 1995 amounting to $432,640 to the exercise price, reducing it to $6.20 if exercised within the first year of the grant. The exercise price of these options decreases approximately 5.0% per year through 2001 and $.18 per share from 2002 through 2007, at which time the exercise price will be $3.64. In 1997, 182,881 options were granted at an exercise price of $11.48 to key employees of the company who applied deferred bonuses expensed in 1996 amounting to $875,730 to the exercise price, reducing it to $6.93 if exercised within the first year of the grant. The exercise price of these options decreases approximately 7% per year through 2002 and $.20 per share from 2003 through 2008, at which time the exercise price will be $4.11.

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

     Pro forma information regarding net earnings and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions. The risk free interest rates used in the calculation is the rate on the date the options were granted. The risk free interest rate used for options granted during 1997, 1996 and 1995 were 6.0%, 6.5% and 6.9%, respectively. A volatility factor for the expected market price of the common stock of 50% was used for options granted in 1997, 1996 and 1995. The expected dividend yield used for 1997, 1996 and 1995 was 1.0%, 2.0% and 2.0%, respectively. A weighted average expected life of seven years was used in all years as the Company has little history of options being exercised.

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

     For purpose of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options' vesting period. The Company's pro forma information follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                      1997         1996         1995
                                                     -------      -------      ------
                                                     (IN THOUSANDS, EXCEPT PER SHARE
                                                               INFORMATION)
Pro forma basic net earnings.......................  $38,862      $22,390      $5,509
Pro forma diluted net earnings.....................  $42,004      $25,586      $5,509
Pro forma earnings per share
  Basic............................................  $  2.44      $  1.49      $  .36
  Diluted..........................................     1.96         1.25         .35

     A summary of the Company's stock option activity, and related information for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                            1997                           1996                           1995
                                ----------------------------   ----------------------------   ----------------------------
                                 NUMBER     WEIGHTED-AVERAGE    NUMBER     WEIGHTED-AVERAGE    NUMBER     WEIGHTED-AVERAGE
                                OF SHARES    EXERCISE PRICE    OF SHARES    EXERCISE PRICE    OF SHARES    EXERCISE PRICE
                                ---------   ----------------   ---------   ----------------   ---------   ----------------
Stock options outstanding
  beginning of year...........  2,780,155        $ 7.39        2,463,863        $ 6.95        2,074,473        $ 6.57
Stock options granted.........    799,981         10.64          481,033          9.57          635,900          7.26
Stock options exercised.......   (144,642)         8.63          (61,287)         4.26         (239,855)         4.67
Stock options cancelled.......         --            --         (103,454)         9.01           (6,655)        10.78
                                ---------        ------        ---------        ------        ---------        ------
Stock options outstanding, end
  of year.....................  3,435,494        $ 8.09        2,780,155        $ 7.39        2,463,863        $ 6.95
Exercisable at end of year....  2,827,949            --        2,395,853            --        1,942,557            --
Weighted-average fair value of
  options granted during the
  year........................         --        $11.68               --        $10.59               --        $ 8.19

     The weighted average remaining contractual life of the options outstanding at December 31, 1997 is 7.6 years.

     The following table sets forth options outstanding and exercisable by price range as of December 31, 1997:

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                                                 DECEMBER 31, 1997
-------------------------------------------------------------------------------------------------------------------
                             OPTIONS OUTSTANDING                                           OPTIONS OUTSTANDING
-----------------------------------------------------------------------------          ----------------------------
                                                   WEIGHTED                               WEIGHTED
                             NUMBER OF             AVERAGE           AVERAGE               NUMBER          AVERAGE
      RANGE OF              OUTSTANDING           REMAINING          EXERCISE           EXERCISABLE        EXERCISE
   EXERCISE PRICES         AS OF 12/31/97      CONTRACTUAL LIFE       PRICE            AS OF 12/31/97       PRICE
---------------------      --------------      ----------------      --------          --------------      --------
  $0.5940 - 2.8130             460,509               5.65            $ 1.6541              460,509         $1.6541
   3.4180 - 6.0480             394,755               9.00              5.6646              394,756          5.6646
   6.2550 - 6.9320             205,973               9.94              6.8883              177,373          6.8812
   7.2880 - 7.2880             370,540               7.20              7.2880              370,540          7.2880
   7.5130 - 7.6270             439,230               7.34              7.6116              437,012          7.6121
  8.0770 - 10.5370             616,796               7.37             10.2184              616,796         10.2184
  10.6150 - 11.4580            505,373               6.82             11.2324              340,373         11.3339
  11.4770 - 11.4770            376,318               9.18             11.4770                    0          0.0000
  12.6450 - 15.9660             33,000               9.94             13.1985               19,590         12.6450
  18.2390 - 18.2390             33,000               9.71             18.2390               11,000         18.2390
---------------------        ---------               ----            --------            ---------         -------
 $0.5940 - $18.2390          3,435,494               7.62            $ 8.0908            2,827,949         $7.3743

     The Company also offers the Fidelity National Financial, Inc. 401(k) Profit Sharing Plan, a qualified voluntary contributory savings plan, available to substantially all employees. Eligible employees may contribute up to 15% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company may elect to make matching contributions. The Company has historically not made matching contributions.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

M.  SUPPLEMENTARY CASH FLOW INFORMATION

     The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Cash paid (refunded) during the year:
  Interest............................................  $ 4,244    $ 4,766    $ 4,568
                                                        =======    =======    =======
  Income taxes........................................  $13,971    $14,334    $(3,147)
                                                        =======    =======    =======
Non-cash investing and financing activities:
  Dividends declared and unpaid.......................  $ 1,254    $   975    $   860
                                                        =======    =======    =======
  Acquisition of Nations Title Inc....................  $    --    $ 2,130    $    --
                                                        =======    =======    =======
  Acquisition of Fidelity National Tax................  $    --    $ 2,520    $    --
                                                        =======    =======    =======
  Acquisition of National Alliance Marketing Group,
     Inc..............................................  $ 2,317    $    --    $    --
                                                        =======    =======    =======
  Acquisition of First Title Corporation..............  $ 3,760    $    --    $    --
                                                        =======    =======    =======
  Acquisition of Ifland Credit Services...............  $ 2,985    $    --    $    --
                                                        =======    =======    =======
  Acquisition of Bron Research, Inc...................  $ 9,850         --         --
                                                        =======    =======    =======
  Acquisition of Credit Reports, Inc..................  $   200         --         --
                                                        =======    =======    =======
  Acquisition of Express Network, Inc.................  $ 5,275    $    --    $    --
                                                        =======    =======    =======
  Retirement of LYONs.................................  $25,512    $    --    $    --
                                                        =======    =======    =======
  Conversion of LYONs.................................  $   888    $    --    $    --
                                                        =======    =======    =======

N.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF RISK

     During 1997, the Company generated 38.0% and 11.3% of its title insurance premiums in California and New York, respectively. The Company generated a significant amount of title insurance premiums in California and Texas, 38.5% and 8.9% in 1996, and 43.6% and 10.1% in 1995, respectively.

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

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

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

O.  SUBSEQUENT EVENTS

     On November 17, 1997, Fidelity National Financial, Inc. signed an Agreement and Plan of Merger ("Merger Agreement") to merge a newly-formed subsidiary of the Company into Granite Financial, Inc. ("Granite"). Granite, located in Golden, Colorado, is a rapidly expanding speciality finance company engaged in the business of originating, funding, purchasing, selling, securitizing and servicing equipment leases for a broad range of businesses located throughout the United States.

     Under the original terms of the definitive agreement (as adjusted for the Company's recent 10% stock dividend), each share of Granite common stock would be converted into the right to receive .771 shares of Company common stock without interest, together with cash in lieu of any fractional share. The exchange ratio was collared between $20.75 and $25.94. The adjustment factor was designed to insure that the average market value of the shares of Company common stock to be issued to the stockholders of Granite is neither less than $16.00 nor more than $20.00 per share of Granite common stock. The market value was determined based on the average closing price of Company common stock during the 20 day trading period ending on the third business day prior to the date of the shareholder meetings to be held to approve the transaction. Below $20.75 Fidelity could make up the difference in additional shares of its common stock at its option and above $25.94 Granite shareholders would have the exchange ratio reduced pro rata. Such average closing price was determined to be $28.48, resulting in an adjusted exchange ratio of .702 shares of Company common stock for each share of Granite common stock. The merger will be treated as a reorganization pursuant to Section 368(a)(1) of the Internal Revenue Code of 1986, as amended, and be accounted for as a "pooling-of-interests" for accounting purposes.

     The shareholders of Granite approved the merger, and the Company shareholders approved the issuance of shares in connection with the merger, at special shareholders' meetings on Tuesday, February 24, 1998. The merger was completed Thursday, February 26, 1998. Under the terms of the definitive agreement, shareholders of Granite Financial, Inc. common stock receive .702 shares of Fidelity National Financial, Inc. common stock for each share of Granite Financial, Inc. common stock, with fractional shares to be paid in cash, resulting in the issuance of approximately 4.4 million shares of Fidelity National Financial, Inc. common stock. Fidelity National Financial, Inc. common stock, as reported by the New York Stock Exchange, closed at $28.69 on February 26, 1998.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Selected unaudited pro forma combined financial position and results of operations as of and for the years ending December 31, 1997, 1996 and 1995, assuming the Granite Financial, Inc. acquisition occurred on January 1, 1997, 1996 and 1995, are presented as follows:

                                                                   DECEMBER 31,
                                                     -----------------------------------------
                                                        1997           1996           1995
                                                     -----------    -----------    -----------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                     AMOUNTS)
Total assets.......................................   $679,592       $546,883       $405,670
Total liabilities..................................    447,762        424,578        327,495
Total stockholders' equity.........................    231,830        122,305         78,175
Total revenue......................................   $763,181       $642,377       $410,798
Basic earnings before extraordinary item...........   $ 44,797       $ 25,384       $  7,690
Basic net earnings.................................     43,097         25,384          6,877
Basic earnings per share...........................       2.12           1.31            .35
Diluted earnings before extraordinary item.........   $ 47,939       $ 28,580       $  7,690
Diluted net earnings...............................     46,239         28,580          6,877
Diluted earnings per share.........................       1.79           1.15            .34

     On March 18, 1998, the Company announced that it had entered into an agreement to sell National Title Insurance of New York Inc. to American Title Company, subject to regulatory approval and certain other conditions. The purchase price is structured at a premium to book value. National was acquired in April 1996, as part of the Nations Title Inc. acquisition and has not been actively underwriting policies since the transaction closed. American Title Company is an underwritten title company which was formerly a wholly-owned subsidiary of the Company. Effective July 1, 1997, 60% of ATC was sold to certain members of ATC management. The Company will continue to own 40% of ATC, and ultimately National, following the transaction.

     On March 19, 1998, the Company's Board of Directors declared a cash dividend of $.07 per share which will be payable on May 1, 1998, to stockholders of record on April 10, 1998.

     On March 25, 1998, the Company closed a new credit facility, the proceeds of which were used to terminate and pay the Company's credit agreement dated as of September 21, 1995. Additional amounts available under the new credit facility are available for general corporate purposes.

     Also, on March 25, 1998, the Company announced that it had executed an agreement to merge Matrix Capital Corporation ("Matrix") with a newly-formed subsidiary of the Company. The merger is subject to due diligence, regulatory approvals and other customary conditions, and requires approval of the merger by the shareholders of Matrix and approval of the issuance of Company common stock in connection with the merger by the shareholders of the Company.

     Under the terms of the definitive agreement, each share of Matrix stock will be converted into the right to receive .80 shares of Company common stock without interest, together with cash in lieu of any fractional share. The exchange ratio has been collared between $28.75 and $35.00 per Company share. The market value

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES is to be determined based on the average closing price of Company stock during the 20 day trading period ending on the third business day immediately prior to the last of the stockholders' meetings held to approve the transaction (the "Average Stock Price"). Below $28.75 the Company may make up the difference in additional shares at its option and above $35.00 the exchange ratio would be adjusted to a number equal to $28.00 plus fifty percent of the amount by which the Average Stock Price exceeds $35.00 divided by the Average Stock Price. It is intended that the merger be treated as a reorganization pursuant to Section 368(a)(1) of the Internal Revenue Code and be accounted for as a "pooling-of-interests."

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

     Independent Auditors' Report.

     Consolidated Balance Sheets as of December 31, 1997 and 1996.

     Consolidated Statements of Earnings for the years ended December 31, 1997, 1996 and 1995.

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

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

     (a)(3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

EXHIBIT
 NUMBER                           DESCRIPTION
--------                          -----------
 3        Charter and Bylaws of the Issuer.
 3.1      Certificate of Incorporation of Registrant, with Amendments, incorporated by reference from Form S-1, Registration No.
          33-11321.
 3.1.1    Amendment to Article FOURTH of Certificate of Incorporation
          of Registrant dated February 2, 1989 and approved by the
          stockholders of the Company on March 24, 1989, incorporated by reference from Form 10-K filed January 29, 1990.
 3.1.2    Amendment to Article FOURTH of Certificate of Incorporation
          of Registrant dated June 10, 1992 and approved by the
          stockholders of the Company on July 15, 1992, incorporated by reference from Proxy Statement on Schedule 14A dated June
          17, 1992.
 3.1.3    Amendment to Article FOURTH of Certificate of Incorporation
          of Registrant dated June 15, 1993 and approved by the
          stockholders of the Company on June 15, 1993, incorporated by reference from Proxy Statement on Schedule 14A dated May
          5, 1993.

EXHIBIT
 NUMBER                           DESCRIPTION
--------                          -----------
 3.1.4    Amendment to Article FOURTH of Certificate of Incorporation
          of Registrant dated June 14, 1994 and approved by the
          stockholders of the Company on June 14, 1994, incorporated by reference from Proxy Statement on Schedule 14A dated May
          11, 1994.
 3.2      Bylaws of Registrant with Amendments, incorporated by
          reference from Form S-1, Registration No. 33-11321.
 3.2.1    Amendment to Article VII, Section 7 of the Bylaws of
          Registrant dated April 22, 1988, incorporated by reference from Form 10-K filed January 29, 1990.
 3.2.2    Amendment to Article III, Section 3(d) of the Bylaws of
          Registrant dated September 14, 1991, incorporated by
          reference from Form 10-K filed March 29, 1993.
 3.2.3    Amendment to Article II, Section 1(b) of the Bylaws of
          Registrant dated October 29, 1991, incorporated by reference from Form 10-K filed March 29, 1993.
 3.2.4    Amendment to Article II, Section 1(b) of the Bylaws of
          Registrant dated December 10, 1991, incorporated by
          reference from Form 10-K filed March 29, 1993.
 3.2.5    Amendment to Article IV, Sections 1(a) and (b) and Section 4
          of the Bylaws of Registrant dated June 9, 1992, incorporated by reference from Form 10-K filed March 29, 1993.
 4        Instruments Defining Rights of Security Holders.
 4.1      Specimen Certificate, incorporated by reference from Form
          S-1, Registration No. 33-11321.
 4.2      Articles FOURTH and EIGHTH of Certificate of Incorporation
          of Registrant, with Amendments, incorporated by reference
          from Form S-1, Registration No. 33-11321.
 4.2.1    Amendment to Article FOURTH of Certificate of Incorporation
          of Registrant dated February 2, 1989 and approved by the
          stockholders of the Company on March 24, 1989, incorporated by reference from Form 10-K filed January 29, 1990.
 4.2.2    Amendment to Article FOURTH of Certificate of Incorporation
          of Registrant dated June 10, 1992 and approved by the
          stockholders of the Company on July 15, 1992, incorporated by reference from Proxy Statement on Schedule 14A dated June
          17, 1992.
 4.2.3    Amendment to Article FOURTH of Certificate of Incorporation
          of Registrant dated June 14, 1994 and approved by the
          stockholders of the Company on June 14, 1994, incorporated by reference from Proxy Statement on Schedule 14A dated May
          11, 1994.
 4.3      Articles II and IV of the Bylaws of the Registrant with
          Amendments, incorporated by reference from Form S-1,
          Registration No. 33-11321.
 4.4      Subscription Documents, incorporated by reference from Form
          S-1, Registration No. 33-11321.
10        Material Contracts.
10.1      Employment Agreement effective as of April 1, 1991, between
          William P. Foley, II and Fidelity National Financial, Inc.,
          incorporated by reference from Form 10-K filed March 23,
          1992.
10.1.1    First amendment to Employment Agreement between William P.
          Foley, II and Fidelity National Financial, Inc., effective as of January 1, 1996, incorporated by reference from Form
          10-K filed March 31, 1997.
10.1.2    Employment Agreements effective as of January 1, 1996
          between four key executives and Fidelity National Financial,
          Inc., incorporated by reference from Form 10-K filed March
          31, 1997.
10.1.2.1  First amendments revisions to Employment Agreements between four key executives and Fidelity National Financial, Inc., effective January 1, 1997 and April 1, 1997.
10.1.3    Employment Agreement effective September 15, 1997 between a key executive and Fidelity National Financial, Inc.

EXHIBIT
 NUMBER                           DESCRIPTION
--------                          -----------
10.2      Sale Agreement with Exhibits dated August 23, 1991 between
          Fidelity National Financial, Inc. and Meridian Bank, a
          Pennsylvania banking corporation, incorporated by reference from Form 10-K filed March 23, 1992.
10.4      Fidelity National Financial, Inc. 1987 Stock Option Plan,
          incorporated by reference from Form S-1, Registration No.
          33-11321.
10.4.1    Amendments to Fidelity National Financial, Inc. 1987 Stock
          Option Plan approved by the stockholders of the Company on
          March 24, 1989, incorporated by reference from Form S-8,
          Registration No. 33-34300.
10.5      Fidelity National Financial, Inc. 1987 Employee Stock
          Purchase Plan, incorporated by reference from Form S-1,
          Registration No. 33-11321.
10.5.1    Amendments to Fidelity National Financial, Inc. 1987
          Employee Stock Purchase Plan approved by the stockholders of the Company on March 24, 1989, incorporated by reference
          from Form S-8, Registration No. 33-15027.
10.5.2    Amendments to Fidelity National Financial, Inc. 1987
          Employee Stock Purchase Plan, incorporated by reference from
          Form S-8, Registration No. 33-45709.
10.5.3    Amendments to Fidelity National Financial, Inc. 1987
          Employee Stock Purchase Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from
          Form S-8, Registration No. 33-64836.
10.5.4    Amendments to Fidelity National Financial, Inc. 1987 Stock
          Purchase Plan approved by the stockholders of the Company on
          June 20, 1995, incorporated by reference from Form S-8,
          Registration No. 33-61983.
10.6      Fidelity National Financial, Inc. 401(k) Profit Sharing
          Defined Contribution Plan and Trust adopted January 1, 1990, incorporated by reference from Form 10-K filed January 29,
          1991.
10.6.1    Amendments to Fidelity National Financial, Inc. 401(k)
          Profit Sharing Plan, incorporated by reference from Form
          S-8, Registration No. 33-56514.
10.7      Fidelity National Financial, Inc. 1991 Stock Option Plan,
          approved by the stockholders of the Company on July 15,
          1992, incorporated by reference from Form S-8, Registration
          No. 33-45272.
10.7.1    Amendments to Fidelity National Financial, Inc. 1991 Stock
          Option Plan approved by the stockholders of the Company on
          June 15, 1993, incorporated by reference from Form S-8,
          Registration No. 33-64834.
10.7.2    Amendment to Fidelity National Financial, Inc. 1991 Stock
          Plan, approved by the stockholders of the Company on June
          14, 1994, incorporated by reference from Form S-8,
          Registration No. 33-83026.
10.8.3    Credit Agreement dated as of September 21, 1995 between
          Fidelity National Financial Inc. and The Chase Manhattan
          Bank, N.A., Sanwa Bank California, Imperial Bank and First
          Interstate Bank, incorporated by reference from Form 8-K
          filed September 29, 1995.
10.8.3.1  Amendment No. 1, dated as of December 18, 1995, to the
          Fidelity National Financial, Inc. Credit Agreement dated as of September 21, 1995, incorporated by reference from Form
          10-K filed March 31, 1997.
10.8.3.2  Amendment No. 2, dated as of March 15, 1996, to the Fidelity
          National Financial, Inc. Credit Agreement dated as of
          September 21, 1995, incorporated by reference from Form 10-K filed March 31, 1997.
10.8.3.3  Amendment No. 3, dated as of July 15, 1996, to the Fidelity
          National Financial, Inc. Credit Agreement dated as of
          September 21, 1995, incorporated by reference from Form 10-K filed March 31, 1997.

EXHIBIT
 NUMBER                           DESCRIPTION
--------                          -----------
10.8.3.4  Amendment No. 4, dated as of February 24, 1997, to the
          Fidelity National Financial, Inc. Credit Agreement dated as of September 21, 1995, incorporated by reference from Form
          10-K filed March 31, 1997.
10.8.3.5  Amendment No. 5, dated as of March 31, 1997, to the Fidelity
          National Financial, Inc. Credit Agreement dated as of
          September 21, 1995.
10.8.3.6  Amendment No. 6, dated as of August 5, 1997, to the Fidelity
          National Financial, Inc. Credit Agreement dated as of
          September 21, 1995.
10.8.3.7  Amendment No. 7, dated as of September 16, 1997, to the
          Fidelity National Financial, Inc. Credit Agreement dated as of September 21, 1995.
10.8.3.8  Amendment No. 8, dated as of November 21, 1997, to the
          Fidelity National Financial, Inc. Credit Agreement dated as of September 21, 1995.
10.8.3.9  Amendment No. 9, dated as of February 17, 1998, to the
          Fidelity National Financial, Inc. Credit Agreement dated as of September 21, 1995.
10.10     Agreement of Limited Partnership of Folco Mission Valley
          Partners Limited Partnership, a California limited
          partnership, dated August 8, 1991, by Folco Development
          Corporation, an Arizona corporation, as general partner, and
          Fidelity National Title Insurance Company, an Arizona
          corporation, as limited partner, incorporated by reference from Form 10-K filed March 23, 1992.
10.10.2   Office Building Lease dated October 1, 1991 between Folco
          Mission Valley Partners Limited Partnership, a California
          limited partnership, as Landlord, and Fidelity National
          Title Insurance Company, an Arizona corporation, as Tenant, incorporated by reference from Form 10-K filed March 23,
          1992.
10.12     Form of First Amendment to Office Building Lease between
          Folco Development Corporation, an Arizona corporation, as
          Landlord, and Fidelity National Title Insurance Company, an
          Arizona corporation, as Tenant, with respect to nine office buildings, and the schedule of such buildings, incorporated by reference from Form 10-K filed March 23, 1992.
10.14     Goodyear Investors Number II Partnership Agreement dated
          October 7, 1986 among Manchester Development Corporation,
          Folco Development Corporation Defined Benefit Pension Plan,
          Enfield Construction Company, et al., incorporated by
          reference from Form S-1, Registration No. 33-11321.
10.16     Agreement of Limited Partnership of Prospect Office
          Partners, a California limited partnership, dated September
          1, 1988 by and among William P. Foley, II, Frank P. Willey,
          Max F. Hickman, Manchester Development Corporation, and
          James G. Watt Partnership, incorporated by reference from
          Form 10-K filed January 29, 1989.
10.16.1   Promissory Note dated October 1, 1988 in the original
          principal amount of $850,000 to Manchester Development
          Corporation by Prospect Office Partners, incorporated by
          reference from Form 10-K filed March 29, 1993.
10.16.2   Modification Agreement dated November 30, 1992 between
          Manchester Development Corporation and Prospect Office
          Partners, incorporated by reference from Form 10-K filed
          March 29, 1993.
10.18     Wilmac III Limited Partnership Certificate and Agreement of
          Limited Partnership, dated December 31, 1987 by and among
          Manchester Development Corporation, Stephen L. McCartney,
          Frank P. Willey and Robert P. Coluccio, incorporated by
          reference from Form 10-K filed January 29, 1989.
10.19     Agreement of Limited Partnership of Tustin Retail, a
          California limited partnership, dated April 1988 by and
          among Manchester Development Corporation and Vistar
          Financial Inc., incorporated by reference from Form 10-K
          filed January 29, 1989.

EXHIBIT
 NUMBER                           DESCRIPTION
--------                          -----------
10.19.1   Amendment to Agreement of Limited Partnership of Tustin
          Retail by and among Manchester Development Corporation,
          Vistar Financial, Inc., William P. Foley, II, Frank P.
          Willey, John E. Hock, Robert A. Diemer, Gerald S. Misurek
          and Stuart R. Boesche, incorporated by reference from Form
          10-K filed March 29, 1993.
10.19.2   Promissory Note dated May 1, 1988 in the original principal amount of $700,000 to Manchester Development Corporation by
          Tustin Retail, incorporated by reference from Form 10-K
          filed March 29, 1993.
10.19.3   Fixed Rate Promissory Note dated March 1, 1992 in the
          original principal amount of $303,500 to Manchester
          Development Corporation by Tustin Retail, incorporated by
          reference from Form 10-K filed March 29, 1993.
10.19.4   Modification Agreement dated November 30, 1992 between
          Manchester Development Corporation and Tustin Retail,
          incorporated by reference from Form 10-K filed March 29,
          1993.
10.25     Stock Purchase Agreement dated November 23, 1992 by and
          among Fidelity National Financial, Inc., Fidelity National
          Title Insurance Company of Pennsylvania, Security Title and
          Guaranty Company, and Helmsley Enterprises, Inc.,
          incorporated by reference from Form 10-K filed March 29,
          1993.
10.32     Asset Purchase Agreement dated December 31, 1993 by and
          between American Title Insurance Company ("Seller") and
          Fidelity National Title Insurance Company of New York
          ("Purchaser"), incorporated by reference from Form 10-K
          filed March 18, 1994.
10.33     Asset Purchase Agreement dated December 31, 1993, by and
          between American Title Insurance Company ("Seller") and
          Fidelity National Title Insurance Company of Pennsylvania
          ("Buyer"), incorporated by reference from Form 10-K filed
          March 18, 1994.
10.35     Fidelity National Financial, Inc. 1993 Stock Plan, approved by stockholders of the Company on June 14, 1994,
          incorporated by reference from Form S-8, Registration No.
          33-83026.
10.36     Agreement to Purchase Option to Purchase an Undivided 60%
          Interest in Assets of World Tax Service, by and between
          Fidelity Participations, Inc. and World Tax Service, Inc.,
          incorporated by reference from Form 10-K filed March 30,
          1995.
10.36.1   Stock Purchase Agreement dated June 9, 1995 between Fidelity
          National Financial, Inc., WTC Financial and World Tax
          Service to acquire World Tax Service and certain assets of
          WTC Financial, incorporated by reference from Form 10-K
          filed March 25, 1996.
10.38     Variable Rate Promissory Note dated August 24, 1994 in the principal amount of $10,127,141 to Fleet Credit Corporation by Fidelity Asset Management, Inc., incorporated by
          reference from Form 10-K filed March 30, 1995.
10.39     Variable Rate Promissory Note dated August 24, 1994 in the principal amount of $10,134,939.93 to Fleet Credit
          Corporation by Fidelity Asset Management, Inc., incorporated by reference from Form 10-K filed March 30, 1995.
10.39.1   Variable Rate Promissory Note dated June 22, 1995 in the
          principal amount of $4,938,337 to Fleet Credit Corporation by Fidelity Asset Management, Inc., incorporated by
          reference from Form 10-K filed March 25, 1996.
10.39.2   Variable Rate Promissory Note dated September 12, 1996 in
          the principal amount of $7,500,000 to MetLife Capital
          Corporation by Fidelity Asset Management, Inc., incorporated by reference from Form 10-K filed March 31, 1997.
10.39.3   Variable Rate Promissory Note dated April 30, 1997 in the
          principal amount of $4,767,422 to Fleet Capital Leasing by
          Fidelity Asset Management, Inc.
10.39.4   Variable Rate Promissory Note dated July 29, 1997 in the
          principal amount of $8,000,000 to Imperial Bank by Fidelity
          Asset Management, Inc.

EXHIBIT
 NUMBER                           DESCRIPTION
--------                          -----------
10.39.5   Variable Rate Promissory Note dated September 30, 1997 in
          the principal amount of $6,131,283 to Fleet Capital Leasing by Fidelity Asset Management, Inc.
10.41     Stock Purchase Agreement dated February 14, 1995 by and
          among Fidelity National Financial, Inc., Raul Costelo, Jeff
          A. Sanderson and Mark J. Attaway to acquire outstanding
          capital stock of ACS Systems, Inc., incorporated by
          reference from Form 10-K filed March 30, 1995.
10.42     Stock Purchase Agreement by and among Ronald G. Bridge
          (selling shareholder); Western Title Co. of Washington, Inc.
          and Fidelity National Financial, Inc. to acquire Western
          Title Co. of Washington, Inc., incorporated by reference
          from Form 10-K filed March 30, 1995.
10.43     Stock Purchase Agreement dated as of August 18, 1995 by and among William D. Rothenberg, Marshall D. Wexler, Southern
          California Title Company and Fidelity National Financial,
          Inc., incorporate by reference from Form 10-K filed March
          25, 1996.
10.44     Acquisition Agreement dated September 13, 1995 by and among
          Fidelity National Financial, Inc. and Nations Holding Group,
          Inc. and its wholly-owned subsidiary Nations Title Inc. to acquire all of the issued and outstanding shares of Nations
          Title Inc., incorporated by reference from Form 10-K filed
          March 25, 1996.
10.45     Agreement for purchase and sale of stock dated November 4,
          1996 by and between Fidelity National Financial, Inc. and
          the stockholders of CRM, Inc., incorporated by reference
          from Form 10-K filed March 31, 1997.
10.46     Stock Purchase and Loan Agreement by and among ATC Holdings,
          Inc., Fidelity National Financial, Inc., and American Title
          Company.
10.47     Agreement and Plan of Reorganization dated as of August 15,
          1997 by and among Fidelity National Financial, Inc., First
          Title Corporation, Ernest N. Moore, Jeanene S. Moore and T.
          Frank Jordan and First Title Acquisition Corporation.
10.48     Agreement and Plan of Reorganization dated September 1997 by and among Fidelity National Financial, Inc., ICS Ifland
          Credit Services, Inc., Rick W. Ifland and ICS Acquisition
          Corporation.
10.49     Agreement and Plan of Reorganization by and among Fidelity
          National Financial, Inc.; Bron Acquisition Corporation, Bron
          Research, Inc., and the Shareholders of Bron Research, Inc.,
          dated as of September 24, 1997.
10.50     Agreement and Plan of Reorganization dated as of September
          12, 1997, by and among Fidelity National Financial, Inc.,
          Credit Reports, Inc., Colin Howard Friedman and Hedy Kramer
          Friedman, as trustees of the Friedman Family Trust UDT,
          dated July 23, 1987, Colin H. Friedman, Farid Meshkatai and
          CRI Acquisition Corporation.
10.51     Agreement and Plan of Reorganization dated as of September
          12, 1997 by and among Fidelity National, Inc., Express
          Network, Inc., Colin Howard Friedman and Hedy Kramer
          Friedman, as trustees of the Friedman Family Trust UDT,
          dated July 23, 1987, Farid Meshkatai, and Anita Kramer
          Meshkatai, as Trustee of the Anita Kramer Living Trust,
          dated July 23, 1987, Colin H. Friedman, and ENI Acquisition
          Corporation.
10.52     Fidelity National Financial, Inc. Liquid Yield Option Notes,
          due 2009 (zero coupon-subordinated) Exchange Agreement dated
          October 17, 1997.
10.53     Stock and Asset Purchase Agreement dated as of May 22, 1997, by and between Randall F. Zurbach and John C. Wilbur, Jr.
          and Fidelity National Financial, Inc.
10.54     Agreement and Plan of Merger, dated November 17, 1997 by and among Fidelity National Financial, Inc.; Granite Acquisition
          Corporation and Granite Financial, Inc., incorporated by
          reference from Form S-4, Registration No. 333-44153.
11        Computation of Basic and Diluted Earnings per Share

EXHIBIT
 NUMBER                           DESCRIPTION
--------                          -----------
21        List of Subsidiaries
23        Independent Auditors' Consent
27        1997 Financial Data Schedule
27.1      1996 Financial Data Schedule -- Restated
27.2      1995 Financial Data Schedule -- Restated
27.3      1997 1Q Financial Data Schedule -- Restated
27.4      1997 2Q Financial Data Schedule -- Restated
27.5      1997 3Q Financial Data Schedule -- Restated
27.6      1996 1Q Financial Data Schedule -- Restated
27.7      1996 2Q Financial Data Schedule -- Restated
27.8      1996 3Q Financial Data Schedule -- Restated

     (b) REPORTS ON FORM 8-K. The Company filed reports on Form 8-K during the fourth quarter ending December 31, 1997 as follows:

     Current report on Form 8-K dated November 3, 1997, relating to Fidelity National Financial, Inc.'s purchase of $45 million face amount of its outstanding Liquid Yield Option Notes.

     Current report on Form 8-K dated November 5, 1997, relating to the combined financial results of Fidelity National Financial, Inc. and Bron Research, Inc. for the month ended October 31, 1997.

     Combined report on Form 8-K dated November 21, 1997, relating to Fidelity National Financial, Inc.'s signing of a Merger Agreement with Granite Financial, Inc.

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

Date:        March 19, 1998
     ----------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
             /s/ WILLIAM P. FOLEY, II                Chairman of the Board and Chief    March 19, 1998
---------------------------------------------------    Executive Officer (Principal
               William P. Foley, II                    Executive Officer)

                /s/ FRANK P. WILLEY                  President and Director             March 19, 1998
---------------------------------------------------
                  Frank P. Willey

               /s/ ALLEN D. MEADOWS                  Executive Vice President and       March 19, 1998
---------------------------------------------------    Chief Financial Officer
                 Allen D. Meadows                      (Principal Financial and
                                                       Accounting Officer)

              /s/ WILLIAM A. IMPARATO                Director                           March 19, 1998
---------------------------------------------------
                William A. Imparato

                /s/ DONALD M. KOLL                   Director                           March 19, 1998
---------------------------------------------------
                  Donald M. Koll

                                                     Director                           March 19, 1998
---------------------------------------------------
               Daniel D. (Ron) Lane

             /s/ GENERAL WILLIAM LYON                Director                           March 19, 1998
---------------------------------------------------
               General William Lyon

               /s/ STEPHEN C. MAHOOD                 Director                           March 19, 1998
---------------------------------------------------
                 Stephen C. Mahood

               /s/ J. THOMAS TALBOT                  Director                           March 19, 1998
---------------------------------------------------
                 J. Thomas Talbot

               /s/ CARY H. THOMPSON                  Director                           March 19, 1998
---------------------------------------------------
                 Cary H. Thompson

               /s/ WILLIAM W. WEHNER                 Director                           March 19, 1998
---------------------------------------------------
                 William W. Wehner

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Fidelity National Financial, Inc.:

     Under date of February 16, 1998, except as to Note O to the Consolidated Financial Statements, which is as of March 25, 1998, we reported on the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1997 which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related financial statement schedules in the Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Los Angeles, California
February 16, 1998, except as to Note O
to the Consolidated Financial Statements, which is as of March 25, 1998

                                                                      SCHEDULE I

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                      ASSETS
Cash........................................................  $     --    $  2,922
Investment securities available for sale, at fair value.....    46,811      31,569
Trade receivables, net......................................        20          20
Notes receivable, net.......................................     2,500       4,535
Investment in subsidiaries..................................   278,430     215,253
Investments in real estate and partnerships, net............     1,435       1,435
Income taxes receivable.....................................        --       7,589
Prepaid expenses and other assets...........................     4,290       6,083
                                                              --------    --------
                                                              $333,486    $269,406
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities..................  $  7,466    $  2,935
  Notes payable.............................................    96,885     120,263
  Accounts payable to subsidiaries..........................     9,272      28,353
  Deferred income taxes.....................................    13,422       7,604
  Income taxes payable......................................    10,122          --
                                                              --------    --------
                                                               137,167     159,155
                                                              --------    --------
Stockholders' Equity:
  Preferred stock, $.0001 par value; authorized 3,000,000
     shares; issued and outstanding, none...................        --          --
  Common stock, $.0001 par value; authorized, 50,000,000
     shares in 1997 and 1996; issued 24,055,755 in 1997 and
     21,353,963 in 1996.....................................         2           2
  Additional paid-in capital................................   101,735      61,271
  Retained earnings.........................................   126,535      91,019
                                                              --------    --------
                                                               228,272     152,292
  Net unrealized gains on investments.......................    22,422      12,334
  Less treasury stock, 6,041,352 shares in 1997 and 1996, at
     cost...................................................    54,375      54,375
                                                              --------    --------
                                                               196,319     110,251
  Commitments and contingencies.............................
  Subsequent events.........................................
                                                              --------    --------
                                                              $333,486    $269,406
                                                              ========    ========

                See accompanying Notes to Financial Statements.
                    (Schedule continued on following page.)

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                  STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------    -------    -------
REVENUE:
  Other fees and revenue....................................  $     13    $ 1,617    $   583
  Interest and investment income............................     1,868        227      2,563
                                                              --------    -------    -------
                                                                 1,881      1,844      3,146
                                                              --------    -------    -------
EXPENSES:
  Other operating expenses..................................     9,645      2,288        204
  Interest expense..........................................     7,163      7,177      8,427
                                                              --------    -------    -------
                                                                16,808      9,465      8,631
                                                              --------    -------    -------
Losses before income tax benefit, equity in earnings of
  subsidiaries and extraordinary item.......................   (14,927)    (7,621)    (5,485)
Income tax benefit..........................................     6,493      3,048        899
                                                              --------    -------    -------
Losses before equity in earnings of subsidiaries and
  extraordinary item........................................    (8,434)    (4,573)    (4,586)
Equity in earnings of subsidiaries..........................    49,905     28,910     12,218
                                                              --------    -------    -------
Earnings before extraordinary item..........................    41,471     24,337      7,632
Extraordinary item -- loss on early retirement of debt, net
  of applicable income tax benefit of $1,180 in 1997 and
  $437 in 1995..............................................    (1,700)        --       (813)
                                                              --------    -------    -------
Net earnings................................................  $ 39,771    $24,337    $ 6,819
                                                              ========    =======    =======
Basic net earnings..........................................  $ 39,771    $24,337    $ 6,819
                                                              ========    =======    =======
Basic earnings per share before extraordinary item..........  $   2.61    $  1.62    $   .50
Extraordinary item -- loss on early retirement of debt, net
  of applicable income tax benefit..........................      (.11)        --       (.05)
                                                              --------    -------    -------
Basic net earnings per share................................  $   2.50    $  1.62    $   .45
                                                              ========    =======    =======
Weighted average shares outstanding, basic basis............    15,911     15,037     15,131
                                                              ========    =======    =======
Diluted net earnings........................................  $ 42,913    $27,533    $ 6,819
Diluted net earnings per share before extraordinary item....  $   2.08    $  1.34    $   .49
Extraordinary item -- loss on early retirement of debt net
  of applicable income tax benefit..........................      (.08)        --       (.05)
                                                              --------    -------    -------
Diluted net earnings per share..............................  $   2.00    $  1.34    $   .44
                                                              ========    =======    =======
Weighted average shares, diluted basis......................    21,483     20,484     15,694
                                                              ========    =======    =======
Dividends per share.........................................  $    .26    $   .24    $   .22
                                                              ========    =======    =======
Retained earnings, beginning of year........................  $ 91,019    $70,273    $66,668
  Dividends declared........................................    (4,255)    (3,591)    (3,214)
  Net earnings..............................................    39,771     24,337      6,819
                                                              --------    -------    -------
Retained earnings, end of year..............................  $126,535    $91,019    $70,273
                                                              ========    =======    =======

                See accompanying Notes to Financial Statements.
                    (Schedule continued on following page.)

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings.............................................  $ 39,771    $ 24,337    $  6,819
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Extraordinary item: Loss on early retirement of
       LYONs...............................................     2,090          --          --
     Depreciation and amortization.........................        --          90          98
     Amortization of LYONs original issue discount and
       issuance costs......................................     5,939       5,295       4,916
     Provision for losses on notes receivable..............       195         240         (80)
     Net equity in earnings of subsidiaries................   (49,905)    (28,910)    (12,218)
     (Gain) loss on sale of investments....................      (746)      1,625        (639)
     Net increase (decrease) in income taxes...............    16,793       3,417       7,673
     Net (increase) decrease in prepaid expenses and other
       assets..............................................       (99)     (1,470)      4,397
     Net increase (decrease) in accounts payable and
       accrued liabilities.................................     3,553      (1,380)     (2,584)
                                                             --------    --------    --------
          Net cash provided by operating activities........    17,591       3,244       8,382
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments.......................     7,491       8,699      25,112
  Purchase of investments..................................   (12,217)     (8,814)     (7,471)
  Additions to notes receivable............................        --      (4,350)         --
  Collections on notes receivable..........................     1,590         393         106
  Additions to investment in subsidiaries..................    (7,055)    (10,699)     (7,034)
  Investment in real estate and partnerships, net..........        --          --         (53)
                                                             --------    --------    --------
          Net cash provided by (used in) investing
            activities.....................................   (10,191)    (14,771)     10,660
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings...............................................        --       5,000      33,772
  Debt service payments....................................    (3,000)     (3,000)    (46,814)
  Extraordinary items:
     Early retirement of LYON's............................       790          --          --
     Early retirement of debt..............................        --          --       1,250
  Dividends paid...........................................    (3,979)     (3,477)     (3,232)
  Issuance (acquisition) of treasury stock, net............        --       1,917     (15,831)
  Exercise of stock options................................     1,412         440       1,439
  Net borrowings from (payments to) subsidiaries...........    (5,545)     13,325      10,618
                                                             --------    --------    --------
          Net cash provided by (used in) financing
            activities.....................................   (10,322)     14,205     (18,798)
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......    (2,922)      2,678         244
Cash and cash equivalents at beginning of year.............     2,922         244          --
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $     --    $  2,922    $    244
                                                             ========    ========    ========

                See accompanying Notes to Financial Statements.
                    (Schedule continued on following page.)

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

B.  Notes payable consist of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------   ----------
                                                              (DOLLARS IN THOUSANDS)
Credit agreement, secured by common stock of certain
  Insurance Subsidiaries, with principal due quarterly and
  interest due monthly at LIBOR rate plus 2.0% (7.63% at
  December 31, 1997), due September 2001, paid subsequent to
  year end..................................................   $15,250     $ 18,250
Bank revolving credit facility, secured by common stock of
  certain Insurance Subsidiaries, with interest due
  quarterly at LIBOR rate plus 2.0% (7.63% at December 31,
  1997) principal due quarterly beginning April 1998, due
  September 2001, unused portion of $8 million at December
  31, 1997 and 1996, paid subsequent to year end............     5,000        5,000
Liquid Yield Option Notes, zero coupon, convertible
  subordinated notes due 2009 with interest at 5.5%.........    76,635       97,013
                                                               -------     --------
                                                               $96,885     $120,263
                                                               =======     ========

     Principal maturities, including accretion of original issue discount, are as follows (dollars in thousands):

1998......................................................  $  3,563
1999......................................................     5,250
2000......................................................     5,500
2001......................................................     5,000
2002......................................................       938
Thereafter................................................   140,572
                                                            --------
                                                            $160,823
                                                            ========

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

C.  SUPPLEMENTARY CASH FLOW INFORMATION:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
                                                                 (DOLLARS IN THOUSANDS)
Cash paid (refunded) during the year:
  Interest..................................................  $ 1,931    $ 1,953    $ 3,126
                                                              =======    =======    =======
  Income taxes..............................................  $13,971    $14,334    $(3,147)
                                                              =======    =======    =======
Non-cash investing and financing activities:
  Dividends declared and unpaid.............................  $ 1,254    $   975    $   860
                                                              =======    =======    =======
  Acquisition of Nations Title Inc..........................  $    --    $ 2,130    $    --
                                                              =======    =======    =======
  Acquisition of Fidelity National Tax......................  $    --    $ 2,520    $    --
                                                              =======    =======    =======
  Acquisition of National Alliance Marketing Group, Inc.....  $ 2,317    $    --    $    --
                                                              =======    =======    =======
  Acquisition of First Title Corporation....................  $ 3,760    $    --    $    --
                                                              =======    =======    =======
  Acquisition of Ifland Credit Services.....................  $ 2,985    $    --    $    --
                                                              =======    =======    =======
  Acquisition of Bron Research, Inc.........................  $ 9,850    $    --    $    --
                                                              =======    =======    =======
  Acquisition of Credit Reports, Inc........................  $   200    $    --    $    --
                                                              =======    =======    =======
  Acquisition of Express Network, Inc.......................  $ 5,275    $    --    $    --
                                                              =======    =======    =======
  Retirement of LYONs.......................................  $25,512    $    --    $    --
                                                              =======    =======    =======
  Conversion of LYONs.......................................  $   888    $    --    $    --
                                                              =======    =======    =======

                                                                     SCHEDULE II

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                 COL. A                     COL. B             COL. C               COL. D       COL. E
----------------------------------------  ----------   -----------------------    ----------    ---------
                                                              ADDITIONS
                                                       -----------------------
                                          BALANCE AT   CHARGED TO                                BALANCE
                                          BEGINNING    COSTS AND      OTHER       DEDUCTIONS     AT END
              DESCRIPTION                 OF PERIOD     EXPENSES    (DESCRIBE)    (DESCRIBE)    OF PERIOD
              -----------                 ----------   ----------   ----------    ----------    ---------
Year ended December 31, 1997:
  Reserve for claim losses..............   $187,245     $38,661      $   124(1)    $35,283(2)   $190,747
  Allowance on:
     Trade receivables..................      6,822       1,920          204(1)      3,793(3)      5,153
     Notes receivable...................      2,654         270         (153)(1)     1,021(3)      1,750
  Real estate allowance.................      4,467         330           --         3,330(4)      1,467
  Amortization of cost in excess of net
     assets acquired and other
     intangible assets..................      6,309       2,888           --            --         9,197
Year ended December 31, 1996:
  Reserve for claim losses..............   $146,094     $33,302      $45,171       $37,322(2)   $187,245
  Allowance on:
     Trade Receivables..................      3,471       2,644        3,091(1)      2,384(3)      6,822
     Notes Receivable...................      2,941         775          153(1)      1,215(3)      2,654
  Real estate allowance.................      3,467          --        1,000(1)         --         4,467
  Amortization of cost in excess of net
     assets acquired and other
     intangible assets..................      3,988       2,321           --            --         6,309
Year ended December 31, 1995:
  Reserve for claim losses..............   $153,306     $19,031      $    --       $26,243(2)   $146,094
  Allowance on:
     Trade receivables..................      2,029       1,701           --           259(3)      3,471
     Notes receivable...................      2,783         612           --           454(3)      2,941
  Real estate allowance.................      3,296         171           --            --         3,467
  Amortization of cost in excess of net
     assets acquired and other
     intangible assets..................      1,503       2,485           --            --         3,988

---------------
(1) Represents net reserve for claim losses and other allowances assumed from sales and acquisitions during the year.

(2) Represents payments of claim losses, net of recoupments.

(3) Represents uncollectible accounts written off, change in reserve due to reevaluation of specific items and change in reserve due to sale of certain assets.

(4) Represents reduction in the reserve balance due to the sale of a real estate property.