Form 10-K/A
period 1997-12-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1998-04-30
CIK 809398

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


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

                               -----------------

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

                               -----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                          ON WHICH REGISTERED
        Common Stock, $.0001 par value                   New York Stock Exchange
     Liquid Yield Option Notes, due 2009,                New York Stock Exchange
    zero coupon, convertible subordinated

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

================================================================================

PART III

ITEM 10.  DIRECTORS AND THE EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the director nominees, all directors, and all executive officers, and certain information about them, are set forth below:

                                                                                             DIRECTOR
            NAME                 AGE               PRINCIPAL OCCUPATION                       SINCE
William P. Foley, II             53    Chairman of the Board and Chief Executive              1984
                                       Officer

Patrick F. Stone                 50    Chief Operating Officer                                N/A

Frank P. Willey                  44    Director and President                                 1986

William A. Imparato              51    Director                                               1986

Donald M. Koll                   65    Director                                               1995

Daniel D. (Ron) Lane             63    Director                                               1989

General William Lyon             75    Director                                               1998

Stephen C. Mahood                56    Director                                               1994

J. Thomas Talbot                 62    Director                                               1990

Cary H. Thompson                 41    Director                                               1992

William W. Wehner                56    Director and Executive Vice President-                 1998
                                       Financial Companies

Allen D. Meadows                 44    Executive Vice President, Chief Financial              N/A
                                       Officer and Treasurer

Carl A. Strunk                   60    Executive Vice President - Finance                     N/A

Andrew F. Puzder                 47    Executive Vice President                               N/A

M'Liss Jones Kane                45    Senior Vice President, General Counsel                 N/A
                                       and Corporate Secretary

Edward J. Dewey                  52    Senior Vice President - Chief of Staff                 N/A

Raymond R. Quirk                 51    Vice President                                         N/A

Gary R. Nelson                   50    Vice President                                         N/A

WILLIAM P. FOLEY, II

     Mr. Foley is the Chairman of the Board and Chief Executive Officer of the Company and has been since its formation in 1984. Mr. Foley was President of the Company from its formation in 1984 until December 31, 1994. He is Chairman of the Board and Chief Executive Officer of Fidelity National Title Insurance Company and has been since April 1981. Mr. Foley is also currently serving as Chairman of the Board and Chief Executive Officer of CKE Restaurants, Inc., as Chairman of the Board of Rally's Hamburgers, Inc.; Checkers Drive-In Restaurants, Inc., GB Foods Corporation, and Star Buffet, Inc. Additionally, he is a member of the Board of Directors of Data Works Corporation and Micro General Corporation.

PATRICK F. STONE

     Mr. Stone was elected Chief Operating Officer of the Company on March 25, 1997. From May 1995 through March 1997 he was an Executive Vice President of the Company and President of Fidelity National Title Insurance Company and the four other underwriters of the Company. From February 1989 to May 1995 he was President of Fidelity National Title Company of Oregon.

FRANK P. WILLEY

     Mr. Willey is President and a director of the Company. He served as an Executive Vice President and General Counsel of the Company from its formation until December 31, 1994, and is currently serving as an Executive Vice President and was General Counsel of Fidelity National Title Insurance Company from 1984 to January 1995. He has served in various capacities with subsidiaries and affiliates of the Company since joining it in 1984. Mr. Willey is also a director of CKE Restaurants, Inc., GB Foods Corporation, Southern Pacific Funding Corporation and Ugly Duckling Holding, Inc.

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

GENERAL WILLIAM LYON

     Mr. Lyon is the Chairman of the Board, President and Chief Executive Officer of William Lyon Homes, Inc. and affiliate companies which are headquartered in Newport Beach, California. In 1989, General Lyon formed Air/Lyon, Inc. which includes Elsinore Service Corp. and Martin Aviation located at John Wayne Airport. He has been Chairman of the Board of The William Lyon Company since June, 1985.

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

WILLIAM W. WEHNER

     Mr. Wehner has been the Chairman of the Board of Granite Financial, Inc. since its formation in June, 1996. Mr. Wehner co-founded and was the managing member of Granite Financial, LLC, Granite Financial, Inc.'s predecessor , from 1995 to 1996. From 1989 through 1994, Mr. Wehner served in several capacities with the Concord group of companies. In 1990, Mr. Wehner formed and was the senior executive officer of First Concord Acceptance Corporation, an equipment leasing company and an affiliate of the Concord group of companies. Mr. Wehner is a Certified Lease Professional and is a member of the Equipment Leasing Association (ELA) of which he is a past director, member of the executive committee, and ethics committee. Mr. Wehner is also a member of the United Association of Equipment Lessors.

ALLEN D. MEADOWS

     Mr. Meadows joined the Company in September, 1997 as an Executive Vice President and Chief Financial Officer of the Company. Prior to his employment with the Company, Mr. Meadows was Senior Vice President - Corporate Development of Great Western Bank from 1984 to 1997.

CARL A. STRUNK

     Mr. Strunk joined Fidelity National Title Insurance Company in February 1992 as an Executive Vice President. He was named an Executive Vice President and Chief Financial Officer of the Company in March 1992 and served in this capacity until September 15, 1997. In September, 1997 he became Executive Vice President - Finance of the Company. Prior to his employment with the Company, Mr. Strunk was President of Land Resources Corporation from 1986 to 1991. Mr. Strunk is a certified public accountant. Mr. Strunk was elected Executive Vice President and Chief Financial Officer of CKE Restaurants, Inc. on February 6, 1997. Mr. Strunk currently serves as a director of Micro General Corporation.

ANDREW F. PUZDER

     Mr. Puzder joined Fidelity January 1, 1995 as Executive Vice President and General Counsel of the Company and served in this capacity until September 15, 1997. Since September 15, 1997 he has been an Executive Vice President of the Company. From March 1994 through December 1994, he was a partner at the law firm of Stradling, Yocca, Carlson & Rauth. Prior to that he was a partner at Lewis, D' Amato, Brisbois & Bisgaard, a law firm, from September 1991 through March 1994, and he was a partner of the Stoler Partnership from February 1984 through September 1991. Mr. Puzder was elected Executive Vice President and General Counsel of CKE Restaurants, Inc. on February 6, 1997. Mr. Puzder serves as Chief Executive Officer and a director of GB Foods Corporation. He is also a Director of Rally's Hamburgers, Inc. and Javelin, Inc.

M'LISS JONES KANE

     Ms. Kane joined Fidelity in March, 1995 as a Senior Vice President and Corporate Counsel of the Company and became Corporate Secretary in April 1995 serving in these capacities until September 15, 1997. Since September 15, 1997 she has been Senior Vice President, General Counsel, and Corporate Secretary of the Company. Prior to that she was with the ICN Pharmaceuticals, Inc. group of companies from March of 1990 as Vice President, General Counsel and Secretary of ICN Biomedicals, Inc. and subsequently became Vice President, General Counsel and Secretary of SPI Pharmaceuticals, Inc.

EDWARD J. DEWEY

     Edward J. Dewey became Senior Vice President, Chief of Staff, Office of the Chairman of the Company on December 9, 1997. Mr. Dewey is Senior Vice President, Chief of Staff, Office of the Chairman of CKE Restaurants, Inc. Prior to that from May 1993 to November 1997 he was a Vice President with Fidelity National Title Insurance Company. From 1967 through 1993, Mr. Dewey was in the U.S. Army leaving the service with the rank of Colonel.

RAYMOND R. QUIRK

     Mr. Quirk has been a Vice President of the Company since June 1993, and has been an Executive Vice President and a Regional Manager of Fidelity National Title Insurance Company since August 1991. Mr. Quirk has been employed by Fidelity National Title Insurance Company in other management positions since November 1987.

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

ITEM 11.                EXECUTIVE COMPENSATION

     The following Summary Compensation Table shows compensation paid by the Company for services rendered during fiscal years 1997, 1996 and 1995 for the Company's Chief Executive Officer and the four most highly compensated current executive officers whose salary and bonus exceeded $100,000 in 1997.


                           SUMMARY COMPENSATION TABLE




                                                    ANNUAL COMPENSATION                           LONG TERM
                                  ----------------------------------------------------------    COMPENSATION
                                                                                   OTHER        ------------
                                                                                   ANNUAL         AWARDS-          ALL OTHER
        NAME AND PRINCIPAL                                      BONUS           COMPENSATION     OPTIONS(#)       COMPENSATION
             POSITION             YEAR       SALARY($)        ($)(1)(2)             (3)          (1)(4)(5)           ($)(6)
        ------------------        ----       ---------        ---------         ------------    ------------      ------------

William P. Foley, II,             1997       $600,000.       $968,482.            $ 88,215.      $187,000.          $35,986.
Chairman of the Board             1996        600,000.        507,943.             122,596.       188,100.           28,859.
and Chief Executive Officer       1995        394,008.        430,000.             135,914.       188,760.           29,343.



Patrick F. Stone,                 1997        318,750.        281,504.                   --        40,004.           22,500.
Chief Operating Officer (7)       1996        300,000.        124,165.                   --        38,316.           12,250.
                                  1995        226,950.        222,160.                   --         2,420.            6,248.


Frank P. Willey,                  1997        250,000.        318,338.                   --        44,000.           16,563.
President                         1996        250,000.        150,000.                   --        52,800.           14,250.
                                  1995        200,000.        120,000.                   --        50,820.           14,577.


Carl A. Strunk,                   1997        172,500.        159,169.                   --        22,000.            2,438.
Executive Vice President-         1996        240,000.        110,000.                   --        26,400.                --
Finance                           1995        200,000.        110,000.                   --        29,040.                --


Andrew F. Puzder                  1997        172,500.        159,169.                   --        49,500.            8,580.
Executive Vice President          1996        240,000.         75,000.                   --        49,500.            4,860.
Assistant Secretary


(1) Consists of cash bonuses in the years paid or deferred to reduce the exercise price of stock options granted to the above-noted key employees to less than fair market value of the common stock at the date of grant, pursuant to the Company's 1991 Stock Option Plan. Bonuses were awarded during the year following the fiscal year to which the bonuses relate, based on an evaluation by the Compensation Committee of the Board of Directors. The amount of deferred bonuses included in this column for 1996, 1995 and 1994, the most recent three years for which the options were granted, are as follows: (i) Mr. Foley: $100,000, -- 1996 bonus; $105,000, -- 1995 bonus; $30,000, -- 1994 bonus;(ii) Mr. Stone: $159,175, -- 1996 bonus; $24,165, - 1995 bonus; $10,000, -- 1994 bonus; (iii) Mr. Willey:
     $40,000, - 1995
     bonus; $10,000, -- 1994 bonus; (iv) Mr. Strunk: $20,000, - 1995 bonus;
     $20,000, -- 1994 bonus.

(2) Not included in the table are the bonuses received in 1998 for the 1997 fiscal year by the executive officers named in the table, based on formulas in their employment agreements as follows: William P. Foley, II, $1,381,000 of which $138,000 he deferred for 27,615 Company stock options: Patrick F. Stone, $414,000 of which he deferred $41,000 for 8,285 Company stock options; Frank P. Willey, $414,000 of which $124,000 he deferred for 24,854 Company stock options, Carl A. Strunk, $138,000 and Andrew F. Puzder, $138,000.

(3) Certain incidental perquisites or other personal benefits for executive officers of the Company (not otherwise disclosed in this Proxy Statement) may result from expenses incurred by the Company or its subsidiaries in the interest of attracting and retaining qualified personnel. The incremental cost to the Company and its subsidiaries of providing such incidental perquisites or other personal benefits for executive officers named in the Summary Compensation Table, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported in fiscal 1997 for the named executive officer. Other Annual Compensation for Mr. Foley included the cost of (i) a Company provided automobile -- $9,000 in 1997, $9,000 in 1996 and $9,000 in 1995 and (ii) tax and financial planning advice provided by third parties to Mr. Foley and Folco Development Corporation and personal use of Company assets by Mr. Foley and Folco Development Corporation -- $79,215 in 1997, $113,596 in 1996, and $126,914 in 1995.

(4) The number of options granted per year in this column for 1997, 1996 and 1995, the three-year period in which the options were granted, are as follows: (i) Mr. Foley: 1997 grant - 165,000 options granted under the 1987 Stock Option Plan and 22,000 options granted under the 1991 Stock Option Plan;1996 grant -- 165,000 options granted under the 1987 Stock Option Plan and 23,100 stock options granted under the 1991 Stock Option Plan; and 1995 grant -- 181,500 options granted under the 1987 Stock Option Plan and 7,260 options granted under the 1991 Stock Option Plan; (ii) Mr. Stone: 1997 grant - 33,000 options granted under the 1987 Stock Option Plan and 7,004 options granted under the 1991 Stock Option Plan;1996 grant - 33,000 options granted under the 1987 Stock Option Plan and 5,316 stock options granted under the 1991 Stock Option Plan; and 1995 grant -- 2,420 options granted under the 1991 Stock Option Plan; (iii) Mr. Willey: 1997 grant - 44,000 options granted under the 1987 Stock Option Plan; 1996 grant -- 44,000 options granted under the 1987 Stock Option Plan and 8,800 stock options granted under the 1991 Stock Option plan; and 1995 grant -- 48,400 options granted under the 1987 Stock Option Plan and 2,420 options granted under the 1991 Stock Option Plan; (iv) Mr. Strunk: 1997 grant - 22,000 options granted under the 1987 Stock Option Plan; 1996 grant -- 22,000 options granted under the 1987 Stock Option Plan and 4,400 stock options granted under the 1991 Stock Option Plan; and 1995 grant -- 24,200 options granted under the 1987 Stock Option Plan and 4,840 options under the 1991 Stock Option Plan; (v) Mr. Puzder: 1997 grant - 22,000 options granted under the 1987 Stock Option Plan, 7,908 options granted under the 1993 Stock Option Plan and 19,592 options granted under the 1993 Stock Option Plan; 1996 grant -- 22,000 options granted under the 1987 Stock Option Plan and 27,500 stock options granted under the 1991 Stock Option plan; and 1995 grant -- 60,500 options granted under the 1993 Stock Option Plan.

(5) The Company does not have any long-term incentive plans or compensation plans pursuant to which stock appreciation rights or restricted stock is awarded to officers or directors. The number of options granted in 1998 for fiscal year 1997 to the named executives, not included in the table, are as follows: under the 1991 Stock Option Plan (i) Mr. Foley -- 27,615 shares;
     (ii) Mr. Stone -- 8,285 shares; (iii) Mr. Willey --24,854 and under the 1993 Stock Option Plan (i) Mr. Foley -- 150,000 shares; (ii) Mr. Stone -- 40,000 shares; (iii) Mr. Willey -- 30,000 shares; (iv) Mr. Strunk -- 15,000 shares; (v) Mr. Puzder -- 45,000 shares.

(6) Includes Company cash contributions to the Employee Stock Purchase Plan on behalf of the individuals named in the Summary Compensation Table, except for Mr. Foley. All Other Compensation for Mr. Foley also includes imputed income of $1,157 for 1997, $1,081 for 1996, and $725 for 1995 and $1,426
     for 1994 respectively, from a joint life split dollar insurance policy.

(7)  Mr. Stone was not an officer of the Company prior to May 1995.

     Certain executive officers received loans from subsidiaries of the Company in amounts in excess of $60,000 after January 1, 1997, as follows: Frank P. Willey, loan amount $200,000 at an interest rate of 10% per annum, largest aggregate amount outstanding at any time during the period $167,986, which was paid in full on December 10, 1997; Patrick F. Stone, loan amount $150,000 at an interest rate of prime per annum, largest aggregate amount outstanding at any time during the period $150,000, as of March 31, 1998. Mr. Stone also had a loan in the amount of $50,000 at an interest rate of 10% per annum, largest aggregate amount outstanding at any time during the period, $25,000 which was paid in full on April 30, 1997.

     OPTION GRANTS

     The following table provides information as to options to purchase common stock granted to the named individuals during 1997 pursuant to the Company's 1993, 1991 and 1987 Stock Option Plans. The Company does not currently grant stock appreciation rights to officers or directors.



                     STOCK OPTION GRANTS IN LAST FISCAL YEAR


                                                PERCENT                                                      POTENTIAL
                                                OF TOTAL                                                 REALIZABLE VALUE
                                  NUMBER OF     OPTIONS                                                     AT ASSUMED
                                  SECURITIES  GRANTED TO     MARKET                                       ANNUAL RATES OF
                                  UNDERLYING   EMPLOYEES    PRICE AT    EXERCISE OR                         STOCK PRICE
                                   OPTIONS     IN FISCAL    DATE OF    BASE PRICE(1)  EXPIRATION         APPRECIATION FOR
           NAME                   GRANTED(#)     YEAR        GRANT        ($/SH)        DATE                OPTION TERM
           ----                   ----------  ----------    --------   -------------  ----------         ----------------
                                                                                                        5%($)          10%($)
                                                     1993 STOCK OPTION PLAN

Andrew F. Puzder                    27,500     100.0%       $11.023     $12.6450      04/17/08        $163,622.       $494,524.

                                                     1991 STOCK OPTION PLAN

William P. Foley,II                 22,000      12.0%       $11.4770     $6.6140      03/12/08         286,342.        574,886.
Patrick F. Stone                     7,004       3.9%        11.4770      6.6140      03/12/08          91,157.        183,015.
Frank P. Willey                         --        --              --          --         --                 --              --
Carl A. Strunk                          --        --              --          --         --                 --              --
Andrew F. Puzder                        --        --              --          --         --                 --              --
                                                     1987 STOCK OPTION PLAN

William P. Foley, II               165,000      28.0%       $11.4770    $11.4770      03/05/97       1,190,528.      3,016,795.
Patrick F. Stone                    33,000       5.6%        11.4770     11.4770      03/05/97         238,105.        609,359.
Frank P. Willey                     44,000       7.5%        11.4770     11.4770      03/05/07         317,474.        804,478.
Carl A. Strunk                      22,000       3.7%        11.4770     11.4770      03/05/97         158,737.        402,239.
Andrew F. Puzder                    22,000       3.7%        11.4770     11.4770      03/05/07         158,737.        402,239.

                                                        TOTAL -- 1993, 1991 AND 1987 STOCK OPTION PLANS

William P. Foley, II               187,000      23.4%       $11.4770    $ 6.6140-     03/12/08-      1,476,871.      3,591,682.
                                                                         11.4770      03/05/07
Patrick F. Stone                    40,004       5.0%       $11.4770    $ 6.6140-     03/12/08--       329,262.        786,374.
                                                                         11.4770      03/05/07
Frank P. Willey                     44,000       5.5%       $11.4770    $11.4770      03/05/97         317,474.        804,478.

Carl A. Strunk                      22,000       6.3%       $11.3640-   $ 6.8182-     05/13/08-        220,111.        533,163.
                                                             11.5910     11.5910      04/10/06
Andrew F. Puzder                    49,500       6.2%       $11.4770-   $11.0230-     04/17/08-        322,359.        896,764.
                                                             12.6450     11.4770      03/05/07

(1) The options granted in 1997 under the 1991 Stock Option Plan were granted at an exercise price of $11.4770 to key employees of the Company who applied deferred bonuses expensed in 1997 (see (1) of Summary Compensation Table) to the exercise price, thereby reducing such price to $6.6140 per share if exercised within the first year of grant. The exercise price of these options decreases approximately 5% per year through March 12, 2002 and $0.30 per share from March 13, 2002 through March 13, 2008, at which time the exercise price will be $5.25. The options granted in 1997 under the 1993 and 1987 Stock Option Plans were granted at an exercise price of $12.045 per share and $11.4770 per share respectively, the market price at the date of grant. These options became exercisable on April 17, 1997 and March 6, 1997 respectively.


OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table summarizes information regarding exercises of stock options by the named individuals during 1997 and unexercised options held by them as of December 31, 1997. The Company did not reprice any existing options during the last completed fiscal year.

                        AGGREGATED STOCK OPTION EXERCISES
              IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                                                          NUMBER OF               VALUE OF
                                                                         UNEXERCISED             UNEXERCISED
                                                                         OPTIONS AT             IN-THE-MONEY
                                                                            FY-END            OPTIONS AT FY-END
                          SHARES ACQUIRED     VALUE REALIZED           (#) EXERCISABLE        ($) EXERCISABLE/
               NAME         EXERCISE (#)          ($)                 UNEXERCISABLE(1)(2)     UNEXERCISABLE(1)(2)
               ----       ---------------     --------------          -------------------     -------------------
     William P. Foley, II     ---                 ---                  1,082,685/165,000    $24,879,128./3,241,920.
     Patrick F. Stone         33,000              730,125.                 82,970/33,000         2,086,986/648,376.
     Frank P. Willey          ---                 ---                     245,534/44,000        5,821,725./864,512.
     Carl A. Strunk           ---                 ---                     134,189/22,000        2,964,265./432,256.
     Andrew F. Puzder         ---                 ---                     140,590/29,908         3,007,162/578,393.

----------

(1) Number of exercisable shares and corresponding values relate to options granted under the 1993, 1991 and 1987 Stock Option Plans. The exercise price varies based upon the exercise price at the time of grant and the amount of deferred bonus applied by the officer to reduce the exercise price. See Summary Compensation Table above. The value of unexercised options at year-end is calculated as the difference between the market value of the underlying security, $31.125 per share, and the exercise price of the option at year-end, less the bonus deferral. The exercise prices of the options at year-end were as follows: (i) Mr. Foley -- options to purchase 25,410 shares at $5.9090 per share, options to purchase 7,986 shares at $3.1550 per share, options to purchase 27,951 shares at $6.0480 per share, options to purchase 41,927 shares at $7.2880 per share, options to purchase 57,171 shares at $2.8130 per share, options to purchase 119,790 shares at $.5260 and options to purchase 22,000 shares at $6.6140 under the 1991 Plan, and options to purchase 199,650 shares at $7.6070, options to purchase 199,650 shares at $10.4250 and options to purchase 199,650 shares at $11.4580 and options to purchase 181,500 shares at $10.5370 under the 1987 Plan; (ii) Mr. Stone -- options to purchase 5,848 shares at $5.9090 per share, options to purchase 2,662 shares at $3.1550 per share, options to purchase 14,641 shares at $6.0480, options to purchase 37,780 shares at $7.2880, 15,035 shares at $2.8130, options to purchase $7,004, shares at $6.6140 per share under the 1991 Plan; (iii) Mr. Willey -- options to purchase 9,680 shares at $5.9090 per share, 2,662 shares at $3.1550 per share, options to purchase 9,317 shares at $6.0480 per share, options to purchase 12,578 shares at $7.2880 per share, options to purchase 17,153 shares at $2.8130 per share and options to purchase 35,637 shares at $.5260 under the 1991 Plan; and options to purchase 53,240 shares at $7.6070, options to purchase 22,627 shares at $10,4250, options to purchase 33,941 shares at $11.4580 per share and options to purchase 48,400 shares at $10.5370 per share under the 1987 Plan; (iv) Mr. Strunk -- options to purchase 4,480 shares at $5.9090 per share, options to purchase 5,324 shares at $3.1550 per share, options to purchase 9,317 shares at $6.0480 per share; options to purchase 13,976 shares at $7.2880 per share under the 1991 Plan; and options to purchase 26,620 shares at $7.6070 per share, options to purchase 19,965 shares at $10.4250, options to purchase 29,948 shares at $11.4580, and options to purchase 24,200 shares at $10.5370 per share under the 1987 Plan; and (v) Mr. Puzder -- options to purchase 66,548 shares at $8.1670 per share under the 1993 Stock Option Plan; and options to purchase 24,200 shares at $10.5370 per share, and options to purchase 30,250 shares at $10.6600 per share and options to purchase 19,592 shares at $12.6450 per share.

(2) Number of unexercisable shares and corresponding value relate to options granted under the Company's 1993, 1991 and 1987 Stock Option Plans. The value of these unexercisable options represents the difference between the year-end market value of the underlying security of $31.125 per share and the exercise price of the 1993 options at year-end of $11.7255 per share, the 1991 options at year-end of $6.8182 per share and the 1987 options at year-end of $11.5910 per share. These options became exercisable on April 17, 1997, May 14, 1997 and April 11, 1997 respectively.

EMPLOYMENT AGREEMENTS

     The Company entered into a five-year employment agreement (the "Agreement") with its Chairman and Chief Executive Officer, Mr. Foley, effective April 1, 1991 and amended the agreement on April 1, 1996 and January 1, 1997, (collectively the "Amendment" to the employment agreement effective on April 1, 1996) for an additional five year period through March 31, 2001. The first amendment adjusted his minimum annual base salary to $600,000. The Board will review Mr. Foley's minimum base annual salary in March 1998, and may, in its sole discretion, increase such minimum base annual salary for the remainder of the term of the Amendment based upon Mr. Foley's performance during the first two years of the Amendment. The Agreement and Amendment include other compensation and executive fringe benefits, including an annual merit bonus calculated based on the Company's return on equity before extraordinary items, a $1,000,000 insurance policy payable to the beneficiary of his choice and a joint life split dollar insurance arrangement under which the Company advances the premiums and retains the full cash value of the policy. There is a change of control provision in the Amendment enabling Mr. Foley to terminate this agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for Good Reason (as defined in the agreement as a change in control) or if Mr. Foley's employment is terminated following a change of control due to a breach of this Agreement then he shall receive (i) his salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater number of years remaining in the term of employment, including partial years, or 3 years of such payment to be made in a lump sum on or before the fifth day following the date of termination, (iii) maintenance of all benefit plans and programs for Mr. Foley for the greater number of 3 years or the number of years (including partial years) remaining in the Amendment. The Company obtained a covenant from Mr. Foley that he will not compete with the Company or disclose its trade secrets both during employment or in the event the agreement ends or Mr. Foley's employment is terminated. The Agreement allows the Company to terminate Mr. Foley upon written notice without cause with terms specified in the Amendment. Upon Mr. Foley's death, his estate will receive a payment in the amount of two years' base salary. Upon incapacity or disability for a continuous period of nine months, the Company may terminate the employment contract with Mr. Foley upon payment of an amount equal to two years' base salary.

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

     Mr. Allen D. Meadows entered into an employment agreement with the Company effective September 15, 1997, for a term of 3 years which provides for a minimum annual base salary of $200,000 which may be increased at the direction of the Chief Executive Officer and/or the Compensation Committee of the Board of Directors. Other compensation and fringe benefits include an annual bonus calculated based on the Company's return on equity before extraordinary items. There is a change in control provision enabling Mr. Meadows to terminate this Agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control In the event of termination of the agreement for Good reason (defined in the agreement as a change in control) or if Mr. Meadows' employment is terminated following a change of control due to a breach of this agreement then he shall receive (i) his salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater of the number of years (including partial years) remaining in the Agreement or the number 2, such payment to be made in a lump sum on programs for Mr. Meadows for the number of 2 years or the number of years (including partial years) remaining in the agreement. Other than provided in the agreement, employee will not engage in any business competitive with the Company.

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


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1997, Messrs. Thompson, Talbot and Lane served as members of the Compensation Committee. The Compensation Committee is currently composed of three independent directors. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries, and there are no interlocking directorships.

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

     In April 1993, the Company issued 1,697,025 shares of its common stock in a public offering in which Oppenheimer & Co., Inc. served as one of three primary underwriters. Oppenheimer & Co., Inc. received a discount of approximately 5.5% on the shares it purchased from the Company, which was an underwriting discount consistent with industry practice.

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

BASE SALARY

     The Committee considers Company management proposals concerning salary adjustments, with the exception of Mr. Foley, its Chairman and Chief Executive Officer, whose compensation was established under the terms of an employment agreement entered into in 1991 and amended in 1996 and 1997 with the approval of the Board of Directors and five key employees including Mr. Stone, Mr. Willey, Mr. Meadows, Mr. Strunk and Mr. Puzder, all of whom have three year employment contracts. The Compensation Committee then makes recommendations to the entire Board of Directors for their approval.

     In determining base salaries for executives for 1997, the Compensation Committee considered the Company's earnings, outside surveys of salary levels of other title insurance companies and other similar corporations, individual performance and achievement, areas of responsibility, position tenure and internal comparability. Salaries of certain executive officers were adjusted in 1997.

ANNUAL CASH BONUSES

     Executive officers of the Company are eligible for annual bonuses which may be paid in the form of cash or as deferred compensation. Given the Company's performance in 1997, the Compensation Committee approved 1997 bonuses for the executives which were paid in 1998.

STOCK OPTION GRANTS

     As indicated above, an important element of the Company's compensation philosophy is the desire to align the interests of the executive officers with the long-term interests of the Company's stockholders. In order to meet this desire, the Board of Directors adopted a performance-based stock option plan in 1991 for executive officers, key employees and branch managers of the Company that allows participants to defer a portion of their bonus income in order to reduce their option exercise price. Additionally, the Company's Board of Directors and stockholders had previously approved the adoption of the Company's 1987 Stock Option Plan, pursuant to which the Company may grant stock options to certain key employees and non-employee directors or officers, and in 1994 the Board of Directors and stockholders approved the 1993 Stock Plan pursuant to which the Company could grant stock options to certain key employees and nonemployee directors and officers. In 1998 the Board of Directors approved to replace the 1987 Stock Option Plan, which expired December 1997, with a new stock option plan. Said plan will be presented to the stockholders at their Annual Meeting to be held on June 17, 1998. The purpose of all the stock option plans is to attract, retain and award executive officers and directors and to furnish incentives to these persons to improve operations, increase profits and positively impact the Company's long-term performance. Consistent with these objectives, the Compensation Committee has approved the granting of options in 1998 for their performance in 1997 to executive officers as follows:
(i) under the 1993 Stock Option Plan as follows: Mr. Foley, options to purchase 150,000 shares; Mr. Stone, options to purchase 40,000 shares; Mr. Willey, options to purchase 30,000 shares; Mr. Strunk, options to purchase 15,000 shares; Mr. Puzder, options to purchase 45,000 shares. Certain officers have elected to defer a portion of their bonus in stock options under the 1991 Stock Option Plan Mr. Foley, options to purchase 27,615 shares; Mr. Stone, options to purchase 8,285 shares; Mr. Willey, options to purchase 24,854 shares.

     Corporate Deduction for Compensation. Section 162(m) of the Internal Revenue Code generally limits to $1.0 million the corporate deduction for compensation paid to certain executive officers, unless certain requirements are met. At this time, the Company deduction for officer compensation is not limited by the provisions of Section 162(m). The Committee intends to monitor regulations issued pursuant to Section 162(m) and to take such actions with respect to the executive compensation program as are reasonably necessary to preserve the corporate tax deduction for executive compensation paid.

April 29, 1998                         Compensation Committee:


                                       Daniel D. (Ron) Lane
                                       J. Thomas Talbot
                                       Cary H. Thompson

                                PERFORMANCE GRAPH

     Set forth below is a graph comparing cumulative total stockholder return on the Company's common stock against the cumulative total return on the S & P 500 Index and against the cumulative total return of a peer group index comprised of certain companies for the industry in which the Company competes (SIC code 6361 -- Title Insurance) for the five-year period ending December 31, 1997. This peer group consists of the following companies: Alleghany Corporation, Capital Guaranty Corporation, First American Financial Corporation, Investors Title Insurance Company, Lawyers Title Corporation and Stewart Information Services Corp. The peer group comparison has been weighted based on the Company's stock market capitalization. The graph assumes an initial investment of $100.00 on January 1, 1993, with dividends reinvested over the periods indicated.


                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                   OF COMPANY, INDUSTRY INDEX AND BROAD MARKET

                                Fidelity
  Measurement Period            National          S&P 500
(Fiscal Year Covered)        Financial Inc         Index           Peer Group
---------------------        -------------        -------          ----------
       Dec-93                    231.31            110.08            121.30
       Dec-94                     94.94            111.53            103.84
       Dec-95                    166.26            153.45            147.58
       Dec-96                    166.36            188.68            170.73
       Dec-97                    383.32            251.63            252.92


                    ASSUMES $100 INVESTED ON JANUARY 1, 1993
                           ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING DECEMBER 31, 1997

BOARD MEETINGS AND COMMITTEES

     The Board of Directors held a total of six formal meetings during the year ended December 31, 1997. No director attended fewer than 80% of the aggregate of all meetings of the Board of Directors or any committee in 1997.

     The Board presently has an Audit Committee, a Compensation Committee and an Executive Committee, but does not have a Nominating Committee. The Audit Committee, which consists of Messrs. Lane, Mahood and Talbot, met one time during 1997. The Audit Committee meets independently with the internal audit staff, representatives of the Company's independent auditors and representatives of senior management. The Audit Committee reviews the general scope of the Company's annual audit, the fee charged by the independent auditors and other matters relating to internal control systems. In addition, the Audit Committee is responsible for reviewing and monitoring the performance of non-audit services by the Company's auditors. The Committee is also responsible for recommending the engagement or discharge of the Company's independent auditors.

     The Compensation Committee currently consists of Messrs. Lane, Talbot and Thompson. The Compensation Committee, either alone or in conjunction with other Board committees, reviews and reports to the Board the salary, fee and benefit programs designed for senior management, officers and directors with a view to ensure that the Company is attracting and retaining highly-qualified individuals through competitive salary, fee and benefit programs and encouraging continued extraordinary effort through incentive rewards. The Compensation Committee did not meet during 1997.

     The Company also has an Executive Committee consisting of Messrs. Foley, Willey and Talbot. The Executive Committee may invoke all of the power and authority of the Board of Directors in the management of the business and the affairs of the Company, except those powers which, by law, cannot be delegated by the Board of Directors. The Executive Committee did not meet during 1997.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 31, 1998, the following table sets forth the beneficial ownership of the Common Stock of the Company by each director who owns shares, by the director nominees, all executive officers named in the Summary Compensation Table, all directors and executive officers as a group and by all persons known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock. The information as to beneficial stock ownership is based on data furnished by the persons concerning whom such information is given.


                                                               SHARES OF COMMON STOCK
                                                                  BENEFICIALLY OWNED
NAME AND ADDRESS                                    NUMBER OF SHARES             PERCENT OF TOTAL
----------------                                    ----------------             ----------------
William P. Foley, II
17911 Von Karman Ave., #500
Irvine, CA 92714                                      4,202,594.(1)(2)                16%

Richard H. Pickup
c/o Wedbush Morgan Securities, Inc.
500 Newport Center Drive
Suite 550
Newport Beach, CA  92660                              1,597,000.                        7%

Frank P. Willey
17911 Von Karman Ave., #500
Irvine, CA 92714                                        847,473.(2)                     4%

William A. Imparato
1515 East Missouri Ave.,  Bldg. A
Phoenix, AZ 85014                                        21,341.(2)                     *

Donald M. Koll
4343 Von Karman Ave.
Newport Beach, CA 92660                                  15,821.(2)                     *

Daniel D. (Ron) Lane
14 Corporate Plaza
Newport Beach, CA 92660                                  95,682.(2)                     *

Stephen C. Mahood
500 Crescent Ct., #270
Dallas, TX 75201                                         41,134.(2)                     *

J. Thomas Talbot
500 Newport Center Dr., #900
Newport Beach, CA 92660                                  33,477.(2)                     *

Cary H. Thompson
3731 Wilshire Blvd., 10th Flr.
Los Angeles, CA 90010                                    25,471.(2)                     *

Patrick F. Stone
17911 Von Karman Ave., #500
Irvine, CA 92714                                        131,245.(2)                     *

Carl A. Strunk
17911 Von Karman Ave., #500
Irvine, CA 92714                                        176,330.(2)                     *

Andrew F. Puzder
17911 Von Karman Ave., #300
Irvine, CA 92714                                        173,967.(2)                     *

General William Lyon
4490 Von Karman Avenue
Newport Beach, CA 92660                                   7,500.(2)                     *

William W. Wehner
16100 Table Mountain Parkway
Suite A
Golden, CO 80403                                           364,660                     2%

All directors and officers as a group (18                6,365,389                    22%
persons)

----------
*  Represents less than 1%.

     (1) Included in this amount are 1,549,954 shares held by Folco Development Corporation, of which Mr. Foley and his spouse are the sole stockholders; Mr. Foley is a "controlling person" of the Company.

     (2) Includes currently exercisable stock options for Mr. Foley of 302,235 shares under the 1991 Stock Option Plan and 945,450 shares under the 1987 Stock Option Plan; currently exercisable stock options for Mr. Willey of 87,327 shares under the 1991 Stock Option Plan and 202,208 shares under the 1987 Stock Option Plan; includes currently exercisable stock options for Mr. Imparato of 9,983 shares under the 1993 Stock Option Plan and 9,166 shares under the 1987 stock option plan; includes currently exercisable stock options for Mr. Koll of 6,655 shares under the 1993 Stock Option Plan and 9,166 shares under the 1987 Stock Option Plan; currently exercisable stock options for Mr. Lane of 13,311 shares under the 1993 Stock Option Plan and 9,166 shares under the 1987 Stock Option Plan; currently exercisable stock options for Mr. Mahood of 9,983 shares under the 1993 Stock Option Plan; currently exercisable stock options for Mr. Talbot for 13,311 shares under the 1993 Stock Option Plan and 9,166 shares under the 1987 Stock Option Plan; currently exercisable stock options for Mr. Thompson for 13,311 shares under the 1993 Stock Option Plan and 9,166 shares under the 1987 Stock Option Plan; currently exercisable stock options for Mr. Stone of 82,970 shares under the 1991 Stock Option Plan currently exercisable stock options for Mr. Strunk of 33,457 shares under the 1991 Stock Option Plan and 122,733 shares under the 1987 Stock Option Plan; and currently exercisable stock options for Mr. Puzder of 124,298 shares under the 1993 Stock Option Plan and 9,166 shares under the 1987 Stock Option Plan.


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

     Manchester has interests in, or acts as property manager for, the following real estate partnerships in which one or more officers of the Company have an interest. Certain officers of the Company have made contributions to these partnerships in exchange for partnership interests that cannot be valued until the dissolution of each individual partnership. Fidelity National Title Insurance Company is a tenant in certain of the properties owned by the partnerships discussed below.

     INVESTMENTS IN PARTNERSHIPS

     Folco Mission Valley Partners Limited Partnership ("Folco Mission Valley") was formed in 1991 by Folco Development Corporation ("Folco"), a corporation of which Mr. Foley and his spouse are the sole stockholders, as a 78% general partner, and Fidelity National Title Insurance Company, as a 22% limited partner, for the purpose of acquiring from the Resolution Trust Corporation an office building in San Diego County where Fidelity National Title Insurance Company was the sole tenant and conducted its San Diego County, California title operations. Folco's 78% general partnership interest was assigned to Sussex Holdings, Ltd. ("Sussex"), an affiliate of Folco, in June 1992 and Fidelity National Title Insurance Company's 22% limited partnership interest was assigned to Manchester in January 1992. Fidelity National Title Insurance Company continues to lease the building for $28,272 per month, plus taxes, insurance and other operating costs. This annual rental rate is a 30% discount based on its lease with Folco Mission Valley.

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

     Prospect Office Partners Limited Partnership ("Prospect Office Partners") was formed in 1988 by Manchester as a combined 29.7% general and limited partner, Mr. Foley as a 30.4% general partner, Mr. Willey as a 6.1% general partner, and others, to develop an office building in Tustin, California. Currently Manchester is a 41.62% general partner and a 28.38% limited partner due to assignments of interests by other general and limited partners. Mr. Foley and Mr. Willey no longer have any partnership interests in Prospect. Approximately one-half of the building is leased by Fidelity National Title Insurance Company for its Orange County title operations. Manchester advanced to the partnership, at an interest rate of 12% per annum, amounts necessary to fund operating deficits. These advances were assigned to the Company in June 1993. The lease provides for a monthly rent payment of $30,124. In May 1996, Fidelity National Title Insurance Company purchased from the FDIC, as receiver of Guardian Bank, a note secured by a deed of trust with an unpaid principal balance of $3,413,560 and a first lien deed of trust encumbering the Tustin office building. Fidelity National Title Insurance Company purchased and continues to hold the note under which Prospect Office Partners is the maker for a discounted price of $3,072,204.

     Tustin Retail Limited Partnership ("Tustin Retail") was formed in 1988 by Manchester as a combined 30% general and limited partner, Mr. Foley as a 30.7% general partner, Mr. Willey as a 4.3% general partner, and others, to develop a retail center in Tustin, California. Manchester advanced to the partnership, at an interest rate of 12% per annum, amounts necessary to fund operating deficits. The outstanding balance of these advances at December 31, 1995, and March 31, 1996, was $736,184. In addition, Tustin Retail is indebted to Manchester in the amount of $303,500 which is evidenced by a promissory note which provides for interest at 12% per annum and is secured by a second trust deed on the property. These advances and loans were assigned to the Company in June 1993. In August 1994, CommerceBank filed a lawsuit (the "Lawsuit") against Tustin Retail (a real estate partnership), Manchester (a general partner in Tustin Retail) and Messrs. Foley and Willey (as general partners). The Lawsuit is essentially a judicial foreclosure under a deed of trust securing a $4,350,000 note dated February 18, 1992, to CommerceBank from Tustin Retail (the "Note"). In December 1995, the Federal Deposit Insurance Corporation, which took control of CommerceBank, submitted a bid at the property foreclosure auction and acquired the property for $2.9 million. The lease for this space provides for a monthly lease payment of $20,100. On July 3, 1996, following a fair value hearing, the court determined that the value of the property as of the foreclosure sale was $4,580,680. Subsequently, the court entered a deficiency judgment against Tustin Retail and the general partners in the amount of $480,545. In consideration of Fidelity National Title Insurance Company's payment of the deficiency amount, Tustin Retail assigned its statutory redemption right to Fidelity National Title Insurance Company. On November 21, 1996, Fidelity National Title Insurance Company redeemed the property for the amount of $2,792,470 and assumed control of the operation of the property from the receiver.

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

     TRANSACTIONS WITH MANAGEMENT AND OTHERS

     In September 1991, Manchester sold 11 office buildings (the "office buildings"), its partnership interest in West Woodland and Tucson Partners and certain notes receivable to Folco for approximately the net book value of these assets. The Company believes the amount paid approximated the fair market value of these assets. This transaction resulted in a receivable to Manchester from Folco evidenced by a promissory note in the original principal amount of $1,492,000 and secured by subordinate deeds of trust on the office buildings acquired. The promissory note provides for interest at the rate of 9.5% per annum, monthly payments of $13,900 and additional payments of 15% of the net sale proceeds of each office building subject to a subordinate deed of trust. In June 1992, Folco assigned its interest in these office buildings to Bilcar Limited Partnership ("Bilcar"), an affiliate of Folco. The unpaid balance of this promissory note was paid in November 1997.

     Prior to the sale, the office buildings were leased to Fidelity National Title Insurance Company for use in its title operations. All but one of these office buildings have been sold to unaffiliated third parties in each instance. During 1997, Fidelity National Title Insurance Company continued to lease one of the office buildings from Bilcar under lease agreements entered into in 1991 at the time of the sale and paid Bilcar $51,624 under these lease agreements.

     In July 1990, Lake Mortgage Corporation, a wholly-owned subsidiary of the Company, made a $300,000 secured loan to a relative of Mr. Willey. The loan was assigned to Fidelity National Title Insurance Company in July 1990. This loan has been purchased by Mr. Willey for full consideration.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIDELITY NATIONAL FINANCIAL, INC.

                                       By:    /s/ WILLIAM P. FOLEY
                                           ----------------------------------
                                                 WILLIAM P. FOLEY, II
                                               CHIEF EXECUTIVE OFFICER

Date: April 29, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURES                       TITLE                                   DATE
/s/ WILLIAM P. FOLEY, II          Chairman of the Board and                 April 29, 1998
-----------------------------      Chief Executive Officer
    WILLIAM P. FOLEY, II        (Principal Executive Officer)

/s/ PATRICK F. STONE
-----------------------------       Chief Operating Officer                 April 29, 1998
    PATRICK F. STONE

/s/ ALLEN D. MEADOWS
-----------------------------      Executive Vice President                 April 29, 1998
    ALLEN D. MEADOWS                Chief Financial Officer
                                   (Principal Financial and
                                      Accounting Officer)
/s/ FRANK P. WILLEY
-----------------------------              Director                         April 29, 1998
    FRANK P. WILLEY

/s/ DANIEL D. (RON) LANE
-----------------------------              Director                         April 29, 1998
    DANIEL D. (RON) LANE

/s/ J. THOMAS TALBOT
-----------------------------              Director                         April 29, 1998
    J. THOMAS TALBOT

/s/ STEPHEN C. MAHOOD
-----------------------------              Director                         April 29, 1998
    STEPHEN C. MAHOOD

/s/ DONALD M. KOLL
-----------------------------              Director                         April 29, 1998
    DONALD M. KOLL

/s/ WILLIAM A. IMPARATO
-----------------------------              Director                         April 29, 1998
    WILLIAM A. IMPARATO

/s/ CARY H. THOMPSON
-----------------------------              Director                         April 29, 1998
    CARY H. THOMPSON

/s/ GENERAL WILLIAM LYON
-----------------------------              Director                         April 29, 1998
    GENERAL WILLIAM LYON

/s/ WILLIAM W. WEHNER
-----------------------------              Director                         April 29, 1998
    WILLIAM W. WEHNER