Form 10-K/A
period 1997-12-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1998-05-04
CIK 809398

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDMENT NO. 1 TO

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


                                                                                  DIVIDENDS
                                                               HIGH      LOW      DECLARED
                                                              ------    ------    ---------
Year ended December 31, 1997
  First quarter.............................................  $14.09    $10.91      $.064
  Second quarter............................................   15.34     10.45       .064
  Third quarter.............................................   21.59     14.44       .064
  Fourth quarter............................................   31.25     18.64       .070
Year ended December 31, 1996
  First quarter.............................................  $14.67    $12.39      $.058
  Second quarter............................................   12.91     10.33       .058
  Third quarter.............................................   13.33     11.26       .058
  Fourth quarter............................................   13.98     12.60       .064


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1996, as well as a decrease in premiums retained by the Company on a year over year basis. Commission rates paid to ATC are higher than average commission rates paid to the 1996 agent base. The 1996 increase in agent commissions as a percentage of agency premiums over 1995, resulting in a decrease in the percentage of agency premiums retained by the Company, is attributable to the fact that the average commissions paid to agents acquired in the Nations Title Inc. acquisition exceed those paid to the former agent base. The combination of higher agency commission rates and the significant agency revenue generated since the sale of ATC and by the Nations Title Inc. acquisition has resulted in higher overall commissions in 1997 and 1996.


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


     Interest expense is incurred by the Company in financing its capital asset purchases and certain acquisitions. Interest expense consists of interest related to the Company's outstanding debt and the amortization of original issue discount and debt issuance costs related to the Liquid Yield Option Notes due 2009 ("LYONs") issued in February 1994. Interest expense on non-LYONs debt totalled $4.1 million, $4.2 million and $4.3 million for the years 1997, 1996 and 1995, respectively. The LYONs-related component of interest expense amounted to $5.3 million, $5.2 million and $4.9 million for 1997, 1996 and 1995, respectively. Interest expense was comparable over the three-year period primarily as a result of slightly more favorable interest rates related to outstanding non-LYONs debt, offset by an increase in the LYONs component of interest expense. See "Extraordinary Item" and "Recent Developments."

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


     In order to reduce interest expense incurred and interest rates paid, the Company prepaid the Senior Secured Notes (the "Senior Notes") issued in March 1993. Pursuant to the terms and conditions of the Senior Note Agreement, the Company provided for the Make Whole Provision, as defined, and related expenses in 1995. This amount, $813,000, net of applicable income taxes, has been reflected as an extraordinary item in the Consolidated Statement of Earnings for the year ended December 31, 1995.


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


     The short- and long-term liquidity requirements of the Company, Insurance Subsidiaries, UTCs and ancillary service subsidiaries are monitored regularly to match cash inflows with cash requirements. The Company, Insurance Subsidiaries, UTCs and ancillary service subsidiaries forecast their daily cash needs and

Company ("Alliance"), a California insurance company. Alliance sells home warranty plans to buyers of resale homes, primarily in the Central and Southern California markets. A home warranty contract generally promises the repair or replacement of major operating systems and built-in appliances inside a home for a period of one year. On July 3, 1997, the Company converted the outstanding note balance in conjunction with the exercise of the warrants and now owns 51% of the outstanding common stock of National Alliance, subject to certain regulatory approvals. The outstanding balance of the notes receivable due from National Alliance at conversion was approximately $1.6 million. See Note B of Notes to Consolidated Financial Statements.

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


     On July 22, 1997, the Company purchased 1,000,000 shares of common stock of GB Foods Corporation, which represents approximately 15.5% of the outstanding common stock of GB Foods Corporation, for a purchase price of $5.0 million. Additionally, the Company purchased warrants to acquire an additional 3,500,000 shares of GB Foods Corporation at various prices ranging from $5.00 -- $7.50 for a purchase price of $800,000; 1,500,000 warrants are exercisable at $5.00 per share, 1,000,000 warrants are exercisable at $7.00 per share and 1,000,000 warrants are exercisable at $7.50 per share. In conjunction with the common stock purchase, the Company gained control of three seats on the GB Foods Corporation Board of Directors. The purpose of the investment is consistent with the Company's strategic goal to diversify into noninterest rate sensitive businesses. The Company has announced that it expects to exercise 1,000,000 of the $5.00 warrants in conjunction with a previously announced GB Foods Corporation acquisition, in order to provide GB Foods Corporation additional capital. The GB Foods Corporation acquisition is expected to close during the second quarter of 1998. The Company's investment in GB Foods Corporation is accounted for under the equity method.


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

     On November 17, 1997, Fidelity National Financial, Inc. signed an Agreement and Plan of Merger ("Merger Agreement") to merge a newly-formed subsidiary of the Company into Granite Financial, Inc. ("Granite"). Granite, located in Golden, Colorado, is a rapidly expanding specialty finance company engaged in the business of originating, funding, purchasing, selling, securitizing and servicing equipment leases for a broad range of businesses located throughout the United States. Granite is a prominent consolidator in the $48 billion small-ticket lease finance market with the acquisitions of Global Finance & Leasing in March, 1997; SFR Funding, Inc., in June, 1997; and North Pacific Funding, Inc. (dba C&W Leasing), a privately held corporation based in Seattle, Washington, and its wholly-owned subsidiary, in December, 1997.



     Under the original terms of the definitive agreement (as adjusted for the Company's recent 10% stock dividend), each share of Granite common stock would be converted into the right to receive .771 shares of Company common stock without interest, together with cash in lieu of any fractional share. The exchange ratio was collared between $20.75 and $25.94. The adjustment factor was designed to insure that the average market value of the shares of Company common stock to be issued to the stockholders of Granite is neither less than $16.00 nor more than $20.00 per share of Granite common stock. The market value was determined based on the average closing price of Company common stock during the 20 day trading period ending on the third business day prior to the date of the shareholder meetings held to approve the transaction. Below $20.75 Fidelity could make up the difference in additional shares of its common stock at its option and above $25.94 Granite shareholders would have the exchange ratio reduced pro rata. Such average closing price was determined to be $28.48, resulting in an adjusted exchange ratio of .702 shares of Company common stock for each share of Granite common stock. The merger has been treated as a reorganization pursuant to Section 368(a)(1) of the Internal Revenue Code of 1986, as amended, and accounted for as a "pooling-of-interests" for accounting purposes.



     The shareholders of Granite approved the merger, and the Company shareholders approved the issuance of shares in connection with the merger, at special shareholders' meetings on Tuesday, February 24, 1998. The merger was completed Thursday, February 26, 1998. Under the terms of the definitive agreement, shareholders of Granite Financial, Inc. common stock receive .702 shares of Fidelity National Financial, Inc. common stock for each share of Granite Financial, Inc. common stock, with fractional shares to be paid in cash, resulting in the issuance of approximately 4.5 million shares of Fidelity National Financial, Inc. common stock. Fidelity National Financial, Inc. common stock, as reported by the New York Stock Exchange, closed at $28.69 on February 26, 1998. The Company believes that the acquisition of Granite Financial, Inc. complements its core title operations and is a significant step in realizing its previously stated goal of positioning the Company as a diversified financial services company. See Note O of Notes to Consolidated Financial Statements.


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


     The Insurance Subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. In the case of Fidelity Title, the total amount of dividends made in any twelve-month period may not exceed the greater of 10% of surplus as regards policyholders as of the last day of the preceding year or net income for the twelve-month period ending the last day of the preceding year. In the case of Fidelity New York, the total amount of dividends and distributions is limited to surplus as regards policyholders, excluding capital stock, less fifty percent of statutory premium reserve as of the last day of the preceding year and capital contributions received in the latest five-year period. As of January 1, 1998, Fidelity Title could pay dividends or make other distributions to the Company of $6,823,000. Fidelity New York does not have any dividend paying capability as of January 1, 1998.


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

O.  SUBSEQUENT EVENTS


     On November 17, 1997, Fidelity National Financial, Inc. signed an Agreement and Plan of Merger ("Merger Agreement") to merge a newly-formed subsidiary of the Company into Granite Financial, Inc. ("Granite"). Granite, located in Golden, Colorado, is a rapidly expanding specialty finance company engaged in the business of originating, funding, purchasing, selling, securitizing and servicing equipment leases for a broad range of businesses located throughout the United States.



     Under the original terms of the definitive agreement (as adjusted for the Company's recent 10% stock dividend), each share of Granite common stock would be converted into the right to receive .771 shares of Company common stock without interest, together with cash in lieu of any fractional share. The exchange ratio was collared between $20.75 and $25.94. The adjustment factor was designed to insure that the average market value of the shares of Company common stock to be issued to the stockholders of Granite is neither less than $16.00 nor more than $20.00 per share of Granite common stock. The market value was determined based on the average closing price of Company common stock during the 20 day trading period ending on the third business day prior to the date of the shareholder meetings held to approve the transaction. Below $20.75 Fidelity could make up the difference in additional shares of its common stock at its option and above $25.94 Granite shareholders would have the exchange ratio reduced pro rata. Such average closing price was determined to be $28.48, resulting in an adjusted exchange ratio of .702 shares of Company common stock for each share of Granite common stock. The merger has been treated as a reorganization pursuant to Section 368(a)(1) of the Internal Revenue Code of 1986, as amended, and accounted for as a "pooling-of-interests" for accounting purposes.



     The shareholders of Granite approved the merger, and the Company shareholders approved the issuance of shares in connection with the merger, at special shareholders' meetings on Tuesday, February 24, 1998. The merger was completed Thursday, February 26, 1998. Under the terms of the definitive agreement, shareholders of Granite Financial, Inc. common stock receive .702 shares of Fidelity National Financial, Inc. common stock for each share of Granite Financial, Inc. common stock, with fractional shares to be paid in cash, resulting in the issuance of approximately 4.5 million shares of Fidelity National Financial, Inc. common stock. Fidelity National Financial, Inc. common stock, as reported by the New York Stock Exchange, closed at $28.69 on February 26, 1998.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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


     Current report on Form 8-K dated November 21, 1997, relating to Fidelity National Financial, Inc.'s signing of a Merger Agreement with Granite Financial, Inc.

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


Date: May 4, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURES                       TITLE                                   DATE
/s/ WILLIAM P. FOLEY, II          Chairman of the Board and                 May 4, 1998
-----------------------------      Chief Executive Officer
    WILLIAM P. FOLEY, II        (Principal Executive Officer)

/s/ PATRICK F. STONE
-----------------------------       Chief Operating Officer                 May 4, 1998
    PATRICK F. STONE

/s/ ALLEN D. MEADOWS
-----------------------------      Executive Vice President                 May 4, 1998
    ALLEN D. MEADOWS                Chief Financial Officer
                                   (Principal Financial and
                                      Accounting Officer)
/s/ FRANK P. WILLEY
-----------------------------              Director                         May 4, 1998
    FRANK P. WILLEY

/s/ DANIEL D. (RON) LANE
-----------------------------              Director                         May 4, 1998
    DANIEL D. (RON) LANE

/s/ J. THOMAS TALBOT
-----------------------------              Director                         May 4, 1998
    J. THOMAS TALBOT

/s/ STEPHEN C. MAHOOD
-----------------------------              Director                         May 4, 1998
    STEPHEN C. MAHOOD

/s/ DONALD M. KOLL
-----------------------------              Director                         May 4, 1998
    DONALD M. KOLL

/s/ WILLIAM A. IMPARATO
-----------------------------              Director                         May 4, 1998
    WILLIAM A. IMPARATO

/s/ CARY H. THOMPSON
-----------------------------              Director                         May 4, 1998
    CARY H. THOMPSON

/s/ GENERAL WILLIAM LYON
-----------------------------              Director                         May 4, 1998
    GENERAL WILLIAM LYON

/s/ WILLIAM W. WEHNER
-----------------------------              Director                         May 4, 1998
    WILLIAM W. WEHNER