Form 10-Q
period 1998-03-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1998-05-15
CIK 809398

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

                      For the Quarter Ended March 31, 1998

                          Commission File Number 1-9396

                        FIDELITY NATIONAL FINANCIAL, INC.
                        ---------------------------------
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

       $.0001 par value Common Stock 22,953,388 shares as of May 13, 1998

       Exhibit Index appears on page 13 of 14 sequentially numbered pages.

                                    FORM 10-Q

                                QUARTERLY REPORT

                          Quarter Ended March 31, 1998

                                TABLE OF CONTENTS


Part I: FINANCIAL INFORMATION                                                            Page Number
-----------------------------                                                            -----------
        Item 1.       Condensed Consolidated Financial Statements

               A.     Condensed Consolidated Balance Sheets as of                              3
                      March 31, 1998 and December 31, 1997

               B.     Condensed Consolidated Statements of Earnings                            4
                      for the three-month periods ended
                      March 31, 1998 and 1997

               C.     Condensed Consolidated Statements of                                     5
                       Comprehensive Operations

               D.     Condensed Consolidated Statements of Cash Flows                          6
                      for the three-month periods ended
                      March 31, 1998 and 1997

               E.     Notes to Condensed Consolidated Financial Statements                     8

        Item 2.       Management's Discussion and Analysis of Financial                       10
                      Condition and Results of Operations

Part II: OTHER INFORMATION

        Items 1.-3. and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

        Item 4. Submission of Matter to Vote of Security Holders                              13

        Item 6.       Exhibits and Reports on Form 8-K                                        13


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        FIDELITY NATIONAL FINANCIAL, INC.
                        ---------------------------------
                                  (Registrant)



By: /s/ Allen D. Meadows
   ------------------------------------------
        Allen D. Meadows
        Executive Vice President and
        Chief Financial Officer                              Date:  May 13, 1998

Part I:  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                            March 31,    December 31,
                                                                              1998          1997
                                                                            --------      --------
                                                                                  (Unaudited)
                                                                                         (Restated)
                                               ASSETS
Investments:
    Fixed maturities available for sale, at fair value..................... $217,026      $217,001
    Equity securities, at fair value.......................................   72,722        70,418
    Other long-term investments, at cost, which approximates fair value....   16,964        16,464
    Short-term investments, at cost, which approximates fair value.........   20,925        17,793
    Investments in real estate and partnerships, net.......................    5,172         5,201
                                                                            --------      --------
      Total investments....................................................  332,809       326,877
Cash and cash equivalents (including restricted cash of $3,266 as of
  March 31, 1998 and $3,358 as of December 31, 1997).......................   44,407        59,855
Leases and lease securitization residual interest..........................   74,252        53,782
Trade receivables, net.....................................................   63,802        52,650
Notes receivable, net......................................................    8,270         8,898
Prepaid expenses and other assets..........................................   87,738        86,789
Title plants...............................................................   51,723        51,756
Property and equipment, net................................................   39,300        38,985
                                                                            --------      --------
                                                                            $702,301      $679,592
                                                                            ========      ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Accounts payable and accrued liabilities............................... $ 68,710      $ 72,424
    Notes payable..........................................................  158,688       155,795
    Reserve for claim losses...............................................  190,744       190,747
    Deferred income taxes .................................................   14,676        13,422
    Income taxes payable...................................................   17,207        11,760
                                                                           ---------      --------
                                                                             450,025       444,148

    Minority interest......................................................    3,569         3,614

Stockholders' equity:
    Preferred stock, $.0001 par value; authorized, 3,000,000 shares;
     issued and outstanding, none..........................................      --            --
    Common stock, $.0001 par value; authorized, 50,000,000 shares in 1998 and 1997; issued, 28,862,455 as of March 31, 1998 and
     28,367,439 as of December 31, 1997....................................        3             3
    Additional paid-in capital.............................................  136,724       133,482
    Retained earnings......................................................  144,108       130,298
                                                                            --------      --------
                                                                             280,835       263,783
    Accumulated other comprehensive income.................................   22,247        22,422
    Less treasury stock, 6,041,352 shares as of March 31, 1998 and
     as of December 31, 1997, at cost......................................   54,375        54,375
                                                                            --------      --------
                                                                             248,707       228,046
                                                                            --------      --------
                                                                            $702,301      $679,592
                                                                            ========      ========

                 See Notes to Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                                          Three months ended
                                                                               March 31,
                                                                        ----------------------
                                                                           1998         1997
                                                                        ---------     --------
                                                                              (Unaudited)
                                                                                       (Restated)
REVENUE:
  Title insurance premiums.......................................       $ 160,914     $110,914
  Escrow fees....................................................          24,960       16,550
  Other fees and revenue.........................................          44,190       22,114
  Interest and investment income, including realized
    gains (losses)...............................................           6,618        6,095
                                                                        ---------     --------
                                                                          236,682      155,673
                                                                        ---------     --------
EXPENSES:
  Personnel costs................................................          76,668       55,406
  Other operating expenses.......................................          50,789       40,158
  Agent commissions..............................................          66,837       44,061
  Provision for claim losses.....................................          12,579        7,066
  Interest expense...............................................           3,014        2,952
                                                                        ---------     --------
                                                                          209,887      149,643
                                                                        ---------     --------
  Earnings before income taxes...................................          26,795        6,030
  Income tax expense ............................................          11,388        2,453
                                                                        ---------     --------
    Net earnings ................................................       $  15,407     $  3,577
                                                                        =========     ========
  Basic net earnings.............................................       $  15,407     $  3,577
                                                                        =========     ========
  Basic earnings per share.......................................       $    0.69     $    .20
                                                                        =========     ========
  Weighted average shares outstanding, basic basis...............          22,485       17,928
                                                                        =========     ========
  Diluted net earnings...........................................       $  16,031     $  4,385
                                                                        =========     ========
  Diluted earnings per share.....................................       $     .58     $    .19
                                                                        =========     ========
  Weighted average shares outstanding, diluted basis.............          27,655       23,412
                                                                        =========     ========
  Cash dividends per share.......................................       $     .07     $    .06
                                                                        =========     ========

            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (In thousands)


                                                                         Three months ended
                                                                              March 31,
                                                                         ------------------
                                                                           1998       1997
                                                                         -------     ------
                                                                             (Unaudited)
Net earnings.....................................................        $15,407     $3,577

Other comprehensive income:
  Unrealized gains (losses) on investments, net (1)..............            944     (2,065)
  Less: Reclassification adjustments for gains
    included in net income (2)...................................         (1,119)      (935)
                                                                         -------     ------
Other comprehensive loss.........................................           (175)    (3,010)
                                                                         -------     ------
Comprehensive income.............................................        $15,232     $  567
                                                                         =======     ======

----------
(1) Net of income tax benefit of $698 and $1,434 in 1998 and 1997, respectively.
(2) Net of income tax expense of $828 and $632 in 1998 and 1997, respectively.

            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          Three months ended
                                                                               March 31,
                                                                        -----------------------
                                                                          1998           1997
                                                                        --------       --------
                                                                              (Unaudited)
                                                                                       (Restated)
Cash flows from operating activities:
  Net earnings ...................................................      $ 15,407       $  3,577
  Reconciliation of net earnings to net cash used in
   operating activities:
        Depreciation and amortization ............................         4,162          3,478
        Net increase (decrease) in reserve for claim losses ......            (3)         1,211
        Net increase in provision for possible losses other than
          claims .................................................           129            462
        Gain on sales of assets ..................................        (1,947)        (1,567)
        Equity in gains of unconsolidated partnerships ...........           (45)           (63)
        Amortization of LYONs original issue discount ............         1,076          1,374
  Change in assets and liabilities, net of effects from
   acquisition of subsidiaries:
        Net increase in leases and lease securitization residual
         interest ................................................       (20,470)        (5,095)
        Net (increase) decrease in trade receivables .............       (11,152)         1,440
        Net increase in prepaid expenses and other assets ........        (1,940)        (6,388)
        Net decrease in accounts payable and accrued liabilities .        (4,995)        (9,763)
        Net decrease in income taxes .............................         6,780          1,967
                                                                        --------       --------
Net cash used in operating activities ............................       (12,998)        (9,367)
                                                                        --------       --------
Cash flows from investing activities:
  Proceeds from sales of property and equipment ..................            --            258
  Proceeds from sale of real estate ..............................            --          4,320
  Proceeds from sales and maturities of investments ..............        42,144         67,584
  Collections of notes receivable ................................         1,108          4,872
  (Additions to) deletions of title plants .......................            33           (398)
  Additions to property and equipment ............................         3,326         (6,879)
  Additions to investments .......................................       (45,652)       (71,843)
  Additions to notes receivable ..................................          (609)        (1,152)
  Acquisitions of businesses, net of cash acquired ...............            --           (411)
                                                                        --------       --------
Net cash used in investing activities ............................        (6,302)        (3,649)
                                                                        --------       --------

            See Notes to Condensed Consolidated Financial Statements.
                                   (continued)

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        Three months ended
                                                             March 31,
                                                      -----------------------
                                                        1998           1997
                                                      --------       --------
                                                            (Unaudited)
                                                                    (Restated)
Cash flows from financing activities:
  Borrowings ...................................      $  6,992       $  2,072
  Debt service payments ........................        (3,705)        (5,953)
  Dividends paid ...............................        (1,275)          (982)
  Stock options exercised ......................         1,840             --
                                                      --------       --------
Net cash used in financing activities ..........         3,852         (4,863)
                                                      --------       --------

Net decrease in cash and cash equivalents ......       (15,448)       (17,879)
Cash and cash equivalents at beginning of period        59,855         72,365
                                                      --------       --------
Cash and cash equivalents at end of period .....      $ 44,407       $ 54,486
                                                      ========       ========
Supplemental cash flow information:
  Income taxes paid ............................      $  5,050       $    489
                                                      ========       ========
  Interest paid ................................      $  2,028       $  1,566
                                                      ========       ========
Noncash investing and financing activities:
  Dividends declared and unpaid ................      $  1,597       $    983
                                                      ========       ========

            See Notes to Condensed Consolidated Financial Statements.

              Notes to Condensed Consolidated Financial Statements

Note A - Basis of Financial Statements
--------------------------------------

The financial information included in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Granite Financial, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 and Granite Financial, Inc.'s quarterly reports on Form 10-QSB for the quarterly periods ended September 30, 1997 and December 31, 1997. See Note B.

Note B - Acquisitions
---------------------

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

The shareholders of Granite approved the merger, and the Company shareholders approved the issuance of shares in connection with the merger, at special shareholders' meetings on Tuesday, February 24, 1998. The merger was completed Thursday, February 26, 1998. Under the terms of the definitive agreement, shareholders of Granite Financial, Inc. common stock receive .702 shares of Fidelity National Financial, Inc. common stock for each share of Granite Financial, Inc. common stock, with fractional shares to be paid in cash, resulting in the issuance of approximately 4.5 million shares of Fidelity National Financial, Inc. common stock. Fidelity National Financial, Inc. common stock, as reported by the New York Stock Exchange, closed at $28.69 on February 26, 1998. The Condensed Consolidated Financial Statements include Granite's financial position as of March 31, 1998 and December 31, 1997, and the results of Granite's operations for the three month periods ended March 31, 1998 and 1997.

On March 18, 1998, the Company announced that it had entered into an agreement to sell National Title Insurance of New York Inc. ("National") to American Title Company ("ATC"), subject to regulatory approval and certain other conditions. The purchase price is structured at a premium to book value. National was acquired in April 1996, as part of the Nations Title Inc. acquisition and has not been actively underwriting policies since the transaction closed. American Title Company is an underwritten title company which was formerly a wholly-owned subsidiary of the Company. Effective July 1, 1997, 60% of ATC was sold to certain members of ATC management. The Company will continue to own 40% of ATC, and ultimately National, following the transaction.

On March 25, 1998, the Company closed a new credit facility, the proceeds of which were used to terminate and pay the Company's credit agreement dated as of September 21, 1995. Additional amounts available under the new credit facility are available for general corporate purposes.

Also, on March 25, 1998, the Company announced that it had executed an agreement to merge Matrix Capital Corporation ("Matrix") with a newly-formed subsidiary of the Company. The merger is subject to regulatory approvals and other customary conditions, and requires approval of the merger by the shareholders of Matrix and approval of the issuance of Company common stock in connection with the merger by the shareholders of the Company.

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

On May 7, 1998, the Company announced that it has entered into an agreement and plan of merger to merge Alamo Title Holding Company with a newly formed subsidiary of Fidelity National Financial, Inc. Alamo Title Holding Company is the parent of Alamo Title Insurance, SWT Holdings, Inc., Alamo Title Company of Tarrant County, Inc., Alamo Title of Travis County, Inc. and Alamo Title of Guadalupe County, Inc. The merger is subject to regulatory approvals and the approval of the Alamo Title Holding Company shareholders.

Under the terms of the definitive agreement, the Company will issue 2.1 million shares of its common stock for 100% of the shares of Alamo. The transaction value is collared between $75 million and $85 million. If the average price of Company common stock during the pricing period multiplied by the 2.1 million shares equates to less than $75 million in value, shares shall be added to total a minimum of $75 million in value. If the average price of the Company common stock multiplied by the 2.1 million shares totals more than $85 million, the number of shares shall be reduced such that the total transaction value equals a maximum of $85 million. If the transaction closes after November 15, 1998 and the total transaction value equals more than $90 million based on the value of the 2.1 million shares, the value above $90 million will be shared equally by both the Company and Alamo. It is intended that the merger be treated as a reorganization pursuant to Section 368(a)(1) of the Internal Revenue Code and be accounted for as a "pooling-of-interests."

Note C - Dividends
------------------

On March 19, 1998, the Company's Board of Directors declared a cash dividend of $.07 per share, payable on May 1, 1998, to stockholders of record on April 10, 1998.

Note D - Recent Accounting Pronouncements
-----------------------------------------

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are necessary to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement, but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to
(a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 effective March 31, 1998. This new standard only requires additional information in the financial statements and does not affect the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Continued strength in the overall economy, stability in mortgage interest rates, a thriving real estate market and recent acquisitions made by the Company resulted in an increase in total first quarter 1998 revenue of $81.0 million, or 52.0%, to $236.7 million compared to $155.7 million total revenue for the first quarter of 1997.

Factors That May Affect Operating Results
-----------------------------------------

The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The reader should consult the risk factors listed from time to time in the Company's reports on Forms 10-Q, 10-K and filings under the Securities Act of 1933, as amended.

Results of Operations
---------------------

The following table presents information regarding the components of title premiums (dollars in thousands):

                                                                            March 31,
                                                            ----------------------------------------
                                                            1998    % of Total   1997     % of Total
                                                            ----    ----------   ----     ----------
Title premiums from direct operations                    $ 78,102     48.5%    $ 54,575     49.2%
Title premiums from agency operations                      82,812     51.5%      56,339     50.8%
                                                         --------     -----    --------    -----
        Total title premiums                             $160,914     100.0%   $110,914    100.0%
                                                         ========     =====    ========    =====

The increase in total title premiums of $50.0 million, or 45.1%, is consistent with the current market environment, as title orders and requests for title-related services have continued to react favorably to existing conditions. The Company has experienced significant premium growth in both its direct and agency operations, although in 1998 approximately $12.2 million of title insurance premium has shifted from direct to agency due to the sale of 60% of American Title Company ("ATC") to its management in July, 1997.

Escrow fees have increased $8.4 million, or 50.8%, in the first quarter of 1998 to $25.0 million compared to $16.6 million in the comparable 1997 period. This growth is consistent with the trends indicated in the Company's direct operations and has been further enhanced by the continuing recovery in West Coast real estate.

The $22.1 million, or 100.0%, increase in other fees and revenue from $22.1 million in 1997 to $44.2 million in 1998 reflects the contributions made by the Company's ancillary business units and Granite Financial, Inc. The Company has made a concerted effort to develop its ancillary service segments with the acquisitions of flood certification, credit and attorney service companies which closed in the second half of 1997. Additionally, the acquisition of Granite Financial, Inc. is the first step in the Company's plan to diversify itself as a specialty finance company.

Interest and investment income increased 8.2% to $6.6 million in the first quarter of 1998 from $6.1 million in the first quarter of 1997. The increase in interest and investment income earned during the 1998 period is primarily due to an increase in invested assets and an improvement in net realized gains compared to the same period in 1997. Net realized gains were $1.9 million in the first quarter of 1998 as compared to net realized gains of $1.6 million in the corresponding 1997 period.

The Company's operating expenses consist primarily of personnel costs and other operating expenses which are incurred as orders are received and processed. Title insurance premiums and certain other fees are recognized as income at the time the underlying transaction closes. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate.

Personnel costs include both base salaries and commissions paid to employees and are the most significant operating expense incurred by the Company. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. Personnel costs, as a percentage of total revenue, have decreased to 32.4% for the three-month period ended March 31, 1998 from 35.6% for the corresponding period in 1997. The Company has taken significant measures to maintain personnel costs at levels consistent with revenues. The Company continues to monitor the prevailing market conditions and will attempt to adjust personnel costs in accordance with activity.

Included in 1998 personnel costs are approximately $6.7 million of costs related to acquisitions made in 1997. Adjusting for the acquisitions, personnel costs represent 29.6% of total revenue. This reflects a continued emphasis on expense control and an increase in productivity from our automation and electronic commerce.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), escrow losses, courier services, computer services, professional services, general insurance, trade and notes receivable allowances and depreciation. Other operating expenses decreased as a percentage of total revenue to 21.5% in the first quarter of 1998 from 25.8% in the first quarter of 1997. The Company previously implemented and remains committed to aggressive cost control programs which will help maintain operating expense levels consistent with the levels of revenue production; however, certain fixed costs are incurred regardless of revenue levels, resulting in period over period fluctuations.

Similarly adjusted for the impact of acquisitions of $7.6 million and a one-time $4.0 million charge related to the Granite acquisition, other operating expenses represent 16.6% of total revenue.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 80.7% of agent policy premiums in the first quarter of 1998 compared to 78.2% of agent policy premiums in the first quarter of 1997. Agent commissions and the resulting percentage of agency premiums retained by the Company vary according to regional differences in real estate closing practices and state regulations. The 1998 increase in agent commissions as a percentage of agency premiums over 1997 resulted in a decrease in the percentage of agency premiums retained by the Company. This decrease in retained agency premium can be attributed to the fact that the average commissions paid to ATC exceeds those paid to other agents. The combination of higher agency commission rates and the significant agency revenue generated has resulted in higher overall commissions in 1998.

The provision for claim losses includes an estimate of anticipated title claims and major claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on the Company's historical loss experience and other relevant factors. The Company monitors its claims experience on a continual basis and adjusts the provision for claim losses accordingly. Based on recently completed loss development studies, the Company believes that as a result of its underwriting and claims handling practices it will maintain the trend of favorable claim loss experience. The Company has provided for claim losses at 7.0% of title insurance premiums prior to the impact of major claim expense, recoupments, and premium rates and loss experience in the state of Texas. Premiums are generally higher in Texas for similar coverage than in other states, while loss experience is comparable. As a result, losses as a percentage of premiums are lower. Application of these factors resulted in a net provision for claim losses as a percentage of premiums of 7.8% and 6.4% for the three-month periods ended March 31, 1998 and 1997, respectively, the increase being attributable to major claim expense incurred during the first quarter of 1998.

Interest expense is incurred by the Company in financing its capital asset purchases, lease originations and certain acquisitions. Interest expense consists of interest related to the Company's outstanding debt and the amortization of original issue discount and debt issuance costs related to the Liquid Yield Option Notes ("LYONs"). Interest expense of "non-LYONs" debt totaled $1.9 million and $1.6 million for the three-month periods ended March 31, 1998 and 1997, respectively. The LYONs related component of interest expense amounted to $1.1 million for the first quarter of 1998 and $1.4 million for the first quarter of 1997. The decrease in LYONs related interest is attributable to the retirement of $45.0 million maturity value of LYONs in October, 1997 and conversions. The increase in interest expense is primarily due to the increase in outstanding notes payable at March 31, 1998 compared to March 31, 1997 related to the financing of Granite's increased funding volume.

Income tax expense for the three-month periods ended March 31, 1998 and 1997, as a percentage of earnings before income taxes was 42.5% and 40.7%, respectively. The fluctuations in income tax expense as a percentage of earnings before income taxes are attributable to the Company's estimate of ultimate income tax liability and the characteristics of net income, i.e., operating income versus investment income.

Liquidity and Capital Resources
-------------------------------

The Company's cash requirements include debt service, operating expenses, lease fundings, lease securitizations, acquisitions, taxes and dividends on its common stock. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds, through cash received from subsidiaries, cash generated by investment securities and bank borrowings through existing credit facilities.

Two of the significant sources of the Company's funds are dividends and distributions from its subsidiaries. As a holding company, the Company receives cash from its subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses it incurs. The reimbursements are executed within the guidelines of various management agreements among the Company and its subsidiaries. Fluctuations in operating cash flows are primarily the result of increases or decreases in revenue. The Company's insurance subsidiaries and underwritten title companies ("UTCs") collect premiums and pay claims and operating expenses. The insurance subsidiaries also have cash flow sources derived from investment income, repayments of principal and proceeds from sales and maturities of investments and dividends from subsidiaries. Positive cash flow from the insurance subsidiaries is invested primarily in short-term investments and medium-term bonds. Short-term investments held by the Company's Insurance Subsidiaries provide liquidity for projected claims and operating expenses. The insurance subsidiaries are restricted by state regulations in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which the Company's title underwriters can pay dividends or make other distributions to the Company. The UTCs are also regulated by insurance regulatory or banking authorities. The Company's ancillary service and finance subsidiaries collect revenue and pay operating expenses; however, they are not regulated by insurance regulatory or banking authorities. Positive cash flow from the UTCs, ancillary service and finance subsidiaries is invested primarily in cash and cash equivalents.

The short- and long-term liquidity requirements of the Company, insurance subsidiaries, UTCs, ancillary service and finance subsidiaries are monitored regularly to match cash inflows with cash requirements. The Company, insurance subsidiaries, UTCs, ancillary service and finance subsidiaries forecast their daily cash needs and periodically review their short- and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

Part II: OTHER INFORMATION

       Item 4. Submission of matter to Vote of Securities Holders

               On February 24, 1998, the Company held a special meeting of shareholders pursuant to a Notice and Proxy dated January 16, 1998. At the meeting, shareholders approved the issuance of Fidelity National Financial, Inc. common stock pursuant to the merger of Granite Acquisition Corp., a wholly-owned subsidiary of Fidelity National Financial, Inc., with and into Granite Financial, Inc. (16,315,690 for, 17,990 against and 53,446 withheld.)

       Item 6. Exhibits and Reports on Form 8-K

               (a)    Exhibits:

               Exhibit 11 Computation of Primary and Fully Diluted Earnings Per Share

               Exhibit 27  Financial Data Schedule

               (b) Reports on Form 8-K:

               Current Report on Form 8-K, dated February 26, 1998 relating to the completion of the merger of Granite Acquisition Corp., a wholly-owned subsidiary of Fidelity National Financial, Inc., with and into Granite Financial, Inc.

                                 EXHIBIT INDEX

  Exhibit
  Number         Description
  -------        -----------

Exhibit 11       Computation of Primary and Fully Diluted Earnings Per Share

Exhibit 27       Financial Data Schedule