Form 10-Q
period 1998-06-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1998-08-12
CIK 809398

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

                       For the Quarter Ended June 30, 1998

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


                                 (949) 622-5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

      $.0001 par value Common Stock 23,524,058 shares as of August 11, 1998

       Exhibit Index appears on page 14 of 15 sequentially numbered pages.

                                    FORM 10-Q

                                QUARTERLY REPORT

                           Quarter Ended June 30, 1998

                                TABLE OF CONTENTS
                                -----------------

Part I:  FINANCIAL INFORMATION                                                                 Page Number
                                                                                               -----------
          Item 1.     Condensed Consolidated Financial Statements

               A.     Condensed Consolidated Balance Sheets as of June 30, 1998                     3
                      and December 31, 1997

               B.     Condensed Consolidated Statements of Earnings for the                         4
                      three-month and six-month periods ended June 30, 1998
                      and 1997

               C.     Condensed Consolidated Statements of Comprehensive                            5
                      Income for the three-month and six-month periods
                      ended June 30, 1998 and 1997

               D.     Condensed Consolidated Statements of Cash Flows for the                       6
                      six-month periods ended June 30, 1998 and 1997

               E.     Notes to Condensed Consolidated Financial Statements                          8

          Item 2.     Management's Discussion and Analysis of Financial                            10
                      Condition and Results of Operations

Part II: OTHER INFORMATION

          Items 1.-3. and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

          Item 4. Submission of Matter to Vote of Security Holders                                 14

          Item 6. Exhibits and Reports on Form 8-K                                                 14



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        FIDELITY NATIONAL FINANCIAL, INC.
                        ---------------------------------
                                  (Registrant)



By:  /s/ Allen D. Meadows
     ---------------------------------
     Allen D. Meadows
     Executive Vice President and
     Chief Financial Officer                             Date:  August 11, 1998

Part I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)



                                                                            June 30,    December 31,
                                                                              1998          1997
                                                                           -----------  ------------
                                                                           (Unaudited)   (Restated)
                                               ASSETS
Investments:
    Fixed maturities available for sale, at fair value..................... $233,704      $217,001
    Equity securities, at fair value.......................................   82,363        70,418
    Other long-term investments, at cost, which approximates fair value....   14,565        16,464
    Short-term investments, at cost, which approximates fair value.........   18,003        17,793
    Investments in real estate and partnerships, net.......................    4,964         5,201
                                                                            --------      --------
      Total investments....................................................  353,599       326,877
Cash and cash equivalents..................................................   74,571        59,855
Leases and lease securitization residual interest..........................   73,538        53,782
Trade receivables, net.....................................................   64,031        52,650
Notes receivable, net......................................................   11,853         8,898
Prepaid expenses and other assets..........................................   92,846        86,789
Title plants...............................................................   51,693        51,756
Property and equipment, net................................................   39,827        38,985
                                                                            --------      --------
                                                                            $761,958      $679,592
                                                                            ========      ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Accounts payable and accrued liabilities............................... $ 85,428      $ 72,424
    Notes payable..........................................................  149,866       155,795
    Reserve for claim losses...............................................  195,386       190,747
    Deferred income taxes .................................................   14,775        15,060
    Income taxes payable...................................................   26,735        10,122
                                                                            --------      --------
                                                                             472,190       444,148

    Minority interest......................................................    4,232         3,614

Stockholders' equity:
    Preferred stock, $.0001 par value; authorized, 3,000,000 shares;
     issued and outstanding, none..........................................      --            --
    Common stock, $.0001 par value; authorized, 50,000,000 shares in 1998 and 1997; issued, 29,502,166 as of June 30, 1998 and
     28,367,439 as of December 31, 1997....................................        3             3
    Additional paid-in capital.............................................  145,129       132,729
    Retained earnings......................................................  172,520       131,051
                                                                            --------      --------
                                                                             317,652       263,783
    Accumulated other comprehensive income.................................   22,259        22,422
    Less treasury stock, 6,041,352 shares as of June 30, 1998 and
     as of December 31, 1997, at cost......................................   54,375        54,375
                                                                            --------      --------
                                                                             285,536       231,830
                                                                            --------      --------
                                                                            $761,958      $679,592
                                                                            ========      ========

            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)



                                                     Three months ended        Six months ended
                                                          June 30,                 June 30,
                                                   ----------------------   -----------------------
                                                     1998          1997       1998           1997
                                                   --------      --------   --------       --------
                                                         (Unaudited)              (Unaudited)
                                                                 (Restated)                (Restated)
REVENUE:
  Title insurance premiums......................  $ 195,503      $129,458  $ 356,417      $ 240,372
  Escrow fees...................................     30,826        21,044     55,786         37,594
  Other fees and revenue........................     48,472        26,070     92,662         48,184
  Interest and investment income,
   including realized gains and losses..........     14,255         5,742     20,873         11,837
                                                  ---------      --------   --------      ---------
                                                    289,056       182,314    525,738        337,987
                                                  ---------      --------   --------      ---------

EXPENSES:
  Personnel costs...............................     87,707        60,492    164,375        115,898
  Other operating expenses......................     53,266        43,093    104,055         83,251
  Agent commissions.............................     79,909        50,574    146,746         94,635
  Provision for claim losses....................     12,497         8,994     25,076         16,060
  Interest expense..............................      3,437         2,926      6,451          5,879
                                                  ---------      --------   --------      ---------
                                                    236,816       166,079    446,703        315,723
                                                  ---------      --------   --------      ---------

  Earnings before income taxes..................     52,240        16,235     79,035         22,264
  Income tax expense............................     22,206         6,418     33,594          8,871
                                                  ---------      --------   --------      ---------

     Net earnings ..............................  $  30,034      $  9,817   $ 45,441      $  13,393
                                                  =========      ========   ========      =========

  Basic net earnings ...........................  $  30,034      $  9,817   $ 45,441      $  13,393
                                                  =========      ========   ========      =========

  Basic earnings per share......................  $    1.30      $    .55   $   1.99      $     .75
                                                  =========      ========   ========      =========

  Weighted average shares outstanding,
   basic basis..................................     23,178        17,887     22,833         17,908
                                                  =========      ========   ========      =========

  Diluted net earnings..........................  $  30,633      $ 10,625   $ 46,664      $  15,008
                                                  =========      ========   ========      =========

  Diluted earnings per share....................  $    1.08      $    .45   $   1.66      $     .63
                                                  =========      ========   ========      =========

  Weighted average shares outstanding,
   diluted basis................................     28,392        23,693     28,057         23,673
                                                  =========      ========   ========      =========

  Cash dividends per share......................  $     .07      $    .06   $    .14      $     .13
                                                  =========      ========   ========      =========




            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)



                                                     Three months ended        Six months ended
                                                          June 30,                 June 30,
                                                   ----------------------   -----------------------
                                                     1998          1997       1998           1997
                                                   --------      --------   --------       --------
                                                         (Unaudited)              (Unaudited)
                                                                 (Restated)                (Restated)
Net earnings....................................    $30,034       $ 9,817    $45,441        $13,393
                                                    -------       -------    -------        -------

Other comprehensive income (loss):
  Unrealized gains on investments, net (1)......      5,900         7,899      6,873          5,814
  Reclassification adjustments for gains
    included in net income (2)..................     (5,888)       (1,372)    (7,036)        (2,297)
                                                    -------       -------    -------        -------

Other comprehensive income (loss)...............         12         6,527       (163)         3,517
                                                    -------       -------    -------        -------

Comprehensive income............................    $30,046       $16,344    $45,278        $16,910
                                                    =======       =======    =======        =======


(1) Net of income tax expense of $4,091 and $5,490, and $4,776 and $4,040 for the three-month and six-month periods ended June 30, 1998 and 1997, respectively.

(2) Net of income tax expense of $4,099 and $954, and $4,890 and $1,596 for the three-month and six-month periods ended June 30, 1998, respectively.












            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                            Six months ended
                                                                                 June 30,
                                                                        -----------------------
                                                                          1998           1997
                                                                        --------       --------
                                                                              (Unaudited)
                                                                                       (Restated)
Cash flows from operating activities:
  Net earnings ..................................................     $  45,441      $  13,393
  Reconciliation of net earnings to net cash used in
   operating activities:
        Depreciation and amortization............................         8,629          7,343
        Net increase in reserve for claim losses.................         4,639          1,106
        Net increase in provision for possible losses other
          than claims............................................           292          1,192
        Gain on sales of assets..................................       (11,926)        (3,882)
        Equity in (gains) losses of unconsolidated
          partnerships...........................................           618            (35)
        Amortization of LYONs original issue discount............         2,030          2,755
  Change in assets and liabilities, net of effects from
   acquisition of subsidiaries:
        Net increase in leases and lease securitization
          residual interest......................................       (19,756)       (10,138)
        Net (increase) decrease in trade receivables.............       (11,381)         2,784
        Net increase in prepaid expenses and other assets........        (7,969)        (3,157)
        Net increase (decrease) in accounts payable and accrued
          liabilities............................................        11,437         (9,242)
        Net increase in income taxes.............................        16,407         11,827
                                                                      ---------      ---------
Net cash used in operating activities............................        38,461         13,946
                                                                      ---------      ---------

Cash flows from investing activities:
  Proceeds from sales of property and equipment..................         3,340            258
  Proceeds from sale of real estate..............................            --          4,320
  Proceeds from sales and maturities of investments..............        92,351        117,611
  Collections of notes receivable................................         2,017          7,571
  (Additions to) deletions of title plants.......................            63           (732)
  Additions to property and equipment............................       (10,194)       (12,435)
  Additions to investments.......................................      (104,109)      (128,444)
  Additions to notes receivable..................................        (6,703)        (1,665)
  Additions to real estate.......................................            --         (1,048)
  Acquisitions of businesses, net of cash acquired...............         3,817         (3,340)
                                                                      ---------      ---------
Net cash used in investing activities............................       (19,418)       (17,904)
                                                                      ---------      ---------




            See Notes to Condensed Consolidated Financial Statements.
                                   (continued)

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)




                                                                         Six months ended
                                                                             June 30,
                                                                      -----------------------
                                                                        1998          1997
                                                                      --------      ---------
                                                                             (Unaudited)
                                                                                   (Restated)
Cash flows from financing activities:
  Borrowings.....................................................     $  5,379      $  7,724
  Debt service payments..........................................      (11,834)      (10,908)
  Dividends paid.................................................       (2,872)       (1,957)
  Stock options exercised........................................        5,000           147
                                                                      --------      --------
Net cash used in financing activities............................       (4,327)       (4,994)
                                                                      --------      --------

Net increase (decrease) in cash and cash equivalents.............       14,716        (8,952)
Cash and cash equivalents at beginning of period.................       59,855        72,364
                                                                      --------      --------
Cash and cash equivalents at end of period.......................     $ 74,571      $ 63,412
                                                                      ========      ========

Supplemental cash flow information:
  Income taxes paid..............................................     $ 16,077      $  3,727
                                                                      ========      ========

  Interest paid..................................................     $  4,464      $  3,098
                                                                      ========      ========

Noncash investing and financing activities:
  Dividends declared and unpaid..................................     $  1,622      $    976
                                                                      ========      ========
















            See Notes to Condensed Consolidated Financial Statements.

              Notes to Condensed Consolidated Financial Statements


Note A - Basis of Financial Statements
--------------------------------------

The financial information included in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Granite Financial, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, Granite Financial, Inc.'s quarterly reports on Form 10-QSB for the quarterly periods ended September 30, 1997 and December 31, 1997 and the Company's Form 8-K/A dated June 24, 1998. See Note B.

Certain reclassifications have been made in the 1997 Condensed
Consolidated Financial Statements to conform to the classifications used in 1998.

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

Under the terms of the definitive agreement, each share of Granite common stock would be converted into the right to receive .771 shares of Company common stock without interest, together with cash in lieu of any fractional share. The exchange ratio was collared between $20.75 and $25.94. The adjustment factor was designed to insure that the average market value of the shares of Company common stock to be issued to the stockholders of Granite is neither less than $16.00 nor more than $20.00 per share of Granite common stock. The market value was determined based on the average closing price of Company common stock during the 20 day trading period ending on the third business day prior to the date of the shareholder meetings held to approve the transaction. Below $20.75 Fidelity could make up the difference in additional shares of its common stock at its option and above $25.94 Granite stockholders would have the exchange ratio reduced pro rata. Such average closing price was determined to be $28.48, resulting in an adjusted exchange ratio of .702 shares of Company common stock for each share of Granite common stock. The merger has been treated as a reorganization pursuant to Section 368(a)(1) of the Internal Revenue Code of 1986, as amended, and accounted for as a "pooling-of-interests" for accounting purposes.

The stockholders of Granite approved the merger, and the Company stockholders approved the issuance of shares in connection with the merger, at special stockholders' meetings on Tuesday, February 24, 1998. The merger was completed Thursday, February 26, 1998. Under the terms of the definitive agreement, stockholders of Granite Financial, Inc. common stock receive .702 shares of Fidelity National Financial, Inc. common stock for each share of Granite Financial, Inc. common stock, with fractional shares to be paid in cash, resulting in the issuance of approximately 4.5 million shares of Fidelity National Financial, Inc. common stock. Fidelity National Financial, Inc. common stock, as reported by the New York Stock Exchange, closed at $28.69 on February 26, 1998. The Condensed Consolidated Financial Statements include Granite's financial position as of June 30, 1998 and December 31, 1997, and the results of Granite's operations for the three-month and six-month periods ended June 30, 1998 and 1997.

On March 25, 1998, the Company closed a new credit facility, the proceeds of which were used to terminate and pay the Company's credit agreement dated as of September 21, 1995. Additional amounts available under the new credit facility are available for general corporate purposes.

Also, on March 25, 1998, the Company announced that it had executed an agreement to merge Matrix Capital Corporation ("Matrix") with a newly-formed subsidiary of the Company. The merger is subject to regulatory approvals and other customary conditions, and requires approval of the merger by the stockholders of Matrix and approval of the issuance of Company common stock in connection with the merger by the stockholders of the Company.

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

On May 7, 1998, the Company announced that it has entered into an agreement and plan of merger to merge Alamo Title Holding Company with a newly formed subsidiary of Fidelity National Financial, Inc. Alamo Title Holding Company is the parent of Alamo Title Insurance, SWT Holdings, Inc., Alamo Title Company of Tarrant County, Inc., Alamo Title of Travis County, Inc. and Alamo Title of Guadalupe County, Inc. The merger has received regulatory approvals and is subject to the approval of the Alamo Title Holding Company stockholders.

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

Note C - Sale of National Title Insurance of New York Inc.
----------------------------------------------------------

On March 18, 1998, the Company announced that it had entered into an agreement to sell National Title Insurance of New York Inc. ("National") to American Title Company ("ATC"), subject to regulatory approval and certain other conditions. The purchase price is structured at a premium to book value. National was acquired in April 1996, as part of the Nations Title Inc. acquisition and has not been actively underwriting policies since the transaction closed. American Title Company is an underwritten title company which was formerly a wholly-owned subsidiary of the Company. Effective July 1, 1997, 60% of ATC was sold to certain members of ATC management. After a tax-free reorganization of ATC Holdings, Inc., parent company of ATC and its subsidiaries, the Company will own 40% of ATC Holdings, Inc., and as a result, continue to own 40% of ATC and National.

Note D - Sale of ACS Systems, Inc.
----------------------------------

On May 14, 1998, the Company completed the sale of its wholly-owned subsidiary ACS Systems, Inc. ("ACS") to Micro General Corporation (OTCBB:MGEN) for 4,600,000 shares of Micro General common stock. ACS provides small to medium size businesses within the real estate industry with software, systems integration and communication services including telecommunications hardware, long distance reselling, computer hardware and system software reselling, consulting services, technical services, internet services, electronic commerce and title and escrow software applications. The sales price was valued at $6,900,000 resulting in a deferred gain to the Company of approximately $5,300,000. ACS will continue to provide the above listed services to the Company at preferred customer rates. The Company currently owns 81.4% of Micro General Corporation.

Note E - Conversion of Interest in Data Tree Corporation
--------------------------------------------------------

On June 3, 1998, the Company announced that as a result of the closing of the merger of Data Tree Corporation ("Data Tree") with Image Acquisition Corporation, a wholly-owned subsidiary of First American Financial Corporation (NYSE:FAF), the Company's 27.9% ownership position in Data Tree was converted into approximately 176,600 shares of First American Financial Corporation common stock, resulting in a gain of approximately $9.7 million, before applicable income taxes. The Company's investment in Data Tree was approximately $3.0 million, including its percentage equity in Data Tree's earnings. The gain on conversion has been reflected in the Condensed Consolidated Statements of Earnings for the three-month and six-month periods ended June 30, 1998.

Note F - Dividends
------------------

On June 17, 1998, the Company's Board of Directors declared a cash dividend of $.07 per share, payable on July 24, 1998, to stockholders of record on July 13, 1998.

Note G - Subsequent Events
--------------------------

On August 11, 1998, the Company announced that it has executed a letter of intent to merge Five Star Holdings, Inc., a privately owned California corporation ("FSHI") with a newly formed subsidiary of the Company. The merger is subject to regulatory approvals.

FSHI is a licensed multi-line insurer covering most property and casualty classes. FSHI sells homeowners' and dwelling fire insurance and is building a book of commercial food and beverage business. FSHI also markets various non-standard auto lines. FSHI has four wholly-owned subsidiaries: Five Star Insurance Company, Inc., a property and casualty company which underwrites in the States of California, Arizona and Nevada; Premier Claims Service, Inc. which is FSHI's captive claims service company; FS Premium Finance Company which provides alternative insurance financing; and Gateway Pacific Insurance Agency which is the exclusive agency which markets all of the company's products, Lloyds of London's products and those of the National Flood Insurance Program written through the National Flood Service.

Under the terms of the letter of intent, each share of FSHI will be converted into the right to receive 6.68151 shares of Company common stock together with cash in lieu of any fractional shares. FSHI currently has 89,800 shares outstanding which will convert into approximately 600,000 shares of Company common stock subject to adjustments pursuant to the terms of the letter of intent. It is intended that the merger be treated as a reorganization pursuant to Section 368(a)(1) of the Internal Revenue Code and be accounted for as a "pooling-of-interests" under generally accepted accounting principles.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Factors That May Affect Operating Results
-----------------------------------------

The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The reader should consult the risk factors listed from time to time and other information disclosed in the Company's reports on Forms 10-Q, 10-K and filings under the Securities Act of 1933, as amended.

Results of Operations
---------------------

Total revenue for the second quarter of 1998 increased 58.6% to $289.1 million from $182.3 million for the second quarter of 1997. Total revenue for the six-month period ended June 30, 1998 increased 55.5% to $525.7 million from $338.0 million for the comparable 1997 period. The increases in total revenue for both the three-month and six-month periods ended June 30, 1998 are primarily the result of continuing strength in the Company's core title operations, which have been positively impacted by favorable market conditions leading to an increase in real estate activity and, in turn, increased order inventory levels and closings. Additionally, the contribution of the Company's ancillary service and finance subsidiaries has increased significantly.

The following table presents information regarding the components of title premiums (dollars in thousands):


                                                    Three months ended                      Six months ended
                                                         June 30,                               June 30,
                                          -------------------------------------- --------------------------------------
                                           1998   % of Total   1997   % of Total  1998   % of Total   1997   % of Total
                                          ------  ----------  ------  ---------- ------  ----------  ------  ----------
Title premiums from direct operations    $ 94,653    48.4%    $64,912     50.1%  $172,755    48.5%  $119,487      49.7%
Title premiums from agency operations     100,850    51.6%     64,546     49.9%   183,662    51.5%   120,885      50.3%
                                         --------   -----    --------    -----   --------   -----   --------     -----

        Total title premiums             $195,503   100.0%   $129,458    100.0%  $356,417   100.0%  $240,372     100.0%
                                         ========   =====    ========    =====   ========   =====   ========     =====

The increases in title premiums of $66.0 million, or 51.0%, and $116.0 million, or 48.3%, for the three-month and six-month periods ended June 30, 1998, respectively, are consistent with the current real estate market environment, title orders and requests for real estate related services have continued to react favorably to existing conditions. The Company has experienced significant premium growth in both its direct and agency operations, with a minor shift in the mix of business resulting from the sale of 60% of American Title Company ("ATC") to its management in July 1997. ATC is now the Company's largest agent, and does business primarily in California.

Escrow fees have followed the same trend as title premiums as would be expected. Escrow fees have increased 46.5% and 48.4% for the three-month and six-month periods ended June 30, 1998, respectively. The increase in escrow fees can be attributed to current market conditions, the continuing West Coast real estate recovery and the Company's efforts to expand its presence in the southern California escrow market.

The Company has made a concerted effort to develop its ancillary service segments with the acquisitions of ancillary service companies which closed in the second half of 1997. Ancillary services include real estate information, credit reporting, flood certification, real estate tax services, home warranty protection, default management services, exchange intermediary services and attorney services. The growth of these subsidiaries has been significant. Second quarter 1998 revenue increased 184.2% to $21.6 million compared to $7.6 million in the second quarter of 1997, while pretax earnings increased 262.5% to $2.9 million in 1998 from $800,000 in 1997. The increases in the six-month results were similarly dramatic. Revenue increased 183.4% to $41.1 million for the six-month period ended June 30, 1998 compared to $14.5 million for the 1997 period and 1998 pretax earnings increased 261.5% to $4.7 million from $1.3 million in 1997. Additionally, the acquisition of Granite Financial, Inc. is the first step in the Company's plan to diversify itself as a specialty finance company.

Interest and investment income increased 150.9% to $14.3 million in the second quarter of 1998 from $5.7 million in the second quarter of 1997. For the six-month period ended June 30, 1998, interest and investment income was $20.9 million, a 77.1% increase over the $11.8 million of interest and investment income earned in the comparable 1997 period. The increase in interest and investment income earned during the 1998 periods is due to an increase in net realized gains and an increase in the invested asset base, resulting in higher interest and dividend income, compared to the same periods in 1997. Net realized gains from the sale of investments were $10.0 million in the second quarter of 1998 as compared to net realized gains of $2.3 million in the corresponding 1997 period. Net realized gains for the six-month periods ended June 30, 1998 and 1997 were $11.9 million and $3.9 million, respectively. Included in the 1998 quarter and six-month periods net realized gains is a gain from the conversion of the Company's investment in Data Tree Corporation of approximately $9.7 million. See Note C.

The Company's operating expenses consist primarily of personnel costs and other operating expenses which are incurred as orders are received and processed. Title insurance premiums and certain other fees are recognized as income at the time the underlying transaction closes. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate.

Personnel costs include both base salaries and sales commissions paid to employees and are the most significant operating expense incurred by the Company. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. Personnel costs, as a percentage of total revenue, have decreased to 30.3% for the three-month period ended June 30, 1998 compared to 33.2% for the corresponding period in 1997. Personnel costs as a percentage of total revenue for the six-month period ended June 30, 1998 have decreased to 31.3% from 34.3% for the corresponding 1997 period. The decreases reflect a continued emphasis on expense control and an increase in productivity from our automation and electronic commerce. The Company has taken significant measures to maintain personnel costs at levels consistent with revenues. The Company continues to monitor the prevailing market conditions and will attempt to adjust personnel costs in accordance with activity.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), escrow losses, courier services, computer services, professional services, general insurance, trade and notes receivable allowances and depreciation. Other operating expenses decreased as a percentage of total revenue to 18.4% in the second quarter of 1998 from 23.6% in the second quarter of 1997. As a percentage of total revenue, other operating expenses for the six-month period ended June 30, 1998 decreased to 19.8% from 24.6% for the same period in 1997. The Company previously implemented and remains committed to aggressive cost control programs which will help maintain operating expense levels consistent with revenue levels; however, certain fixed costs are incurred regardless of revenue levels, resulting in period over period fluctuations.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 79.2% of agent policy premiums in the second quarter of 1998 compared to 78.4% of agent policy premiums in the second quarter of 1997; for the six-month periods ended June 30, 1998 and 1997 agent commissions as a percentage of agent policy premiums were 79.9% and 78.3%, respectively. Agent commissions and the resulting percentage of agency premiums retained by the Company vary according to regional differences in real estate closing practices and state regulations. The 1998 increase in agent commissions as a percentage of agency premiums over 1997 resulted in a decrease in the percentage of agency premiums retained by the Company. This decrease in retained agency premium can be attributed to the fact that the average commissions paid to agents in California exceed those paid in other areas of the country. The combination of higher agency commission rates and the significant agency revenue generated has resulted in higher overall commissions in 1998.

The provision for claim losses includes an estimate of anticipated title claims and major claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on the Company's historical loss experience and other relevant factors. The Company monitors its claims experience on a continual basis and adjusts the provision for claim losses accordingly. The Company has provided for claim losses at 7.0% of title insurance premiums prior to the impact of major claims expense, recoupments and premium rates and loss experience in the state of Texas. Premiums are generally higher in Texas for similar coverage than in other states, while loss experience is comparable. As a result, losses as a percentage of premiums are lower. Application of these factors resulted in a net provision for claim losses as a percentage of premiums of 6.4% and 6.9% for the three-month periods ended June 30, 1998 and 1997, respectively, and 7.0% and 6.7% for the six-month periods ended June 30, 1998 and 1997, respectively.

Interest expense is incurred by the Company in financing its capital asset purchases, lease originations and certain acquisitions. Interest expense consists of interest related to the Company's outstanding debt and the amortization of original issue discount and debt issuance costs related to the Liquid Yield Option Notes ("LYONs"). Interest expense of "non-LYONs" debt totaled $2.4 million and $1.5 million for the three-month periods ended June 30, 1998 and 1997, respectively; and $4.4 million and $3.2 million for the six-month periods ended June 30, 1998 and 1997, respectively. The LYONs related component of interest expense amounted to $1.0 million for the second quarter of 1998 and $1.4 million for the second quarter of 1997; and $2.1 million and $2.7 million for the six-month periods ended June 30, 1998 and 1997, respectively. The decrease in LYONs related interest is attributable to the retirement of $45.0 million maturity value of LYONs in October, 1997 and conversions. The increase in interest expense is primarily due to the increase in outstanding notes payable at June 30, 1998 compared to June 30, 1997 related to the financing of Granite's increased funding volume, offset by the decrease in LYONs related interest.

Income tax expense for the three-month periods ended June 30, 1998 and 1997, as a percentage of earnings before income taxes was 42.5% and 39.5%, respectively. Income tax expense for the six-month periods ended June 30, 1998 and 1997 was 42.5% and 39.8%, respectively. The fluctuations in income tax expense as a percentage of earnings before income taxes are attributable to the Company's estimate of ultimate income tax liability and the characteristics of net income, i.e., operating income versus investment income, taxable versus non-taxable.

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

Two of the significant sources of the Company's funds are dividends and distributions from its subsidiaries. As a holding company, the Company receives cash from its subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses it incurs. The reimbursements are executed within the guidelines of various management agreements among the Company and its subsidiaries. Fluctuations in operating cash flows are primarily the result of increases or decreases in revenue. The Company's insurance subsidiaries and underwritten title companies ("UTCs") collect premiums and pay claims and operating expenses. The insurance subsidiaries and UTCs also have cash flow sources derived from investment income, repayments of principal and proceeds from sales and maturities of investments and dividends from subsidiaries. Positive cash flow from the insurance subsidiaries is invested primarily in short-term investments and medium-term bonds. Short-term investments held by the Company's insurance subsidiaries provide liquidity for projected claims and operating expenses. The insurance subsidiaries are restricted by state regulations in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which the Company's title underwriters can pay dividends or make other distributions to the Company. The UTCs are also regulated by insurance regulatory or banking authorities. The Company's ancillary service and finance subsidiaries collect revenue and pay operating expenses; however, they are not regulated by insurance regulatory or banking authorities.

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

Part II: OTHER INFORMATION

       Item 4. Submission of Matter to Vote of Securities Holders

               On June 17, 1997, the Company held its Annual Meeting of Stockholders pursuant to a Notice and Proxy Statement dated May 13, 1998. At the meeting, stockholders elected William A. Imparato (26,837,056 for and 315,444 withheld), Donald M. Koll (26,837,816 for and 314,684 withheld), Cary H. Thompson (26,660,328 for and 492,172 withheld), and General William Lyon (26,833,171 for and 319,329 withheld) as Directors recommended by management, approved by a vote of 8,774,734 for, 6,948,396 against, with 66,980 abstaining and 11,362,390 not voted, an amendment to the Company's 1991 Employee Stock Option Plan ("1991 Plan") providing for an increase in the number of shares available under the 1991 Plan and approved by a vote of 8,507,921 for, 7,203,676 against, with 78,513 abstaining and 11,362,390 not voted, the adoption of the Company's 1998 Stock Option Plan.

       Item 6. Exhibits and Reports on Form 8-K

               (a)    Exhibits:

               Exhibit 11 Computation of Primary and Fully Diluted Earnings Per Share

               Exhibit 27  Financial Data Schedule

               (b) Reports on Form 8-K:

               Current Report on Form 8-K, dated April 23, 1998 relating to the completion of the merger of Granite Acquisition Corp., a wholly-owned subsidiary of Fidelity National Financial, Inc., with and into Granite Financial, Inc. The merger has been accounted for as a pooling-of-interests, and accordingly, the combined revenue and net earnings were reported.

               Current Report on Form 8-K, dated May 6, 1998 relating to execution of a merger agreement by and among Fidelity National Financial, Inc., Alamo Title Holding Company and a newly-formed subsidiary of Fidelity National Financial, Inc.

               Current Report on Form 8-K, dated May 12, 1998 relating to the completion of the merger of Granite Acquisition Corp., a wholly-owned subsidiary of Fidelity National Financial, Inc., with and into Granite Financial, Inc., includes required financial statements of Granite Financial, Inc. and certain pro forma financial information.

               Current Report on Form 8-K, dated June 24, 1998 relating to the completion of the merger of Granite Acquisition Corp., a wholly-owned subsidiary of Fidelity National Financial, Inc., with and into Granite Financial, Inc. The merger has been accounted for as a pooling-of-interests, and accordingly, Fidelity National Financial, Inc. retroactively restated its Consolidated Financial Statements and Notes thereto as of and for each of the two years in the two-year period ended December 31, 1997 to include the financial position and results of operations of Granite Financial, Inc.