Form 10-Q
period 1998-09-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1998-11-13
CIK 809398

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

                    For the Quarter Ended September 30, 1998

                          Commission File Number 1-9396

                        FIDELITY NATIONAL FINANCIAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                              86-0498599
--------------------------------------------------------------------------------
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)         Identification Number)


         17911 Von Karman Avenue, Suite 300, Irvine, California      92614
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

    $.0001 par value Common Stock 26,169,060 shares as of November 12, 1998

      Exhibit Index appears on page 13 of 14 sequentially numbered pages.

                                    FORM 10-Q

                                QUARTERLY REPORT

                        Quarter Ended September 30, 1998

                                TABLE OF CONTENTS


                                                                              Page Number
                                                                              -----------
Part I: FINANCIAL INFORMATION

        Item 1.       Condensed Consolidated Financial Statements

               A.     Condensed Consolidated Balance Sheets as of                  3
                      September 30, 1998 and December 31, 1997

               B.     Condensed Consolidated Statements of Earnings                4
                      for the three-month and nine-month periods ended
                      September 30, 1998 and 1997

               C.     Condensed Consolidated Statements of Comprehensive           5
                      Income for the three-month and nine-month periods
                      ended September 30, 1998 and 1997

               D.     Condensed Consolidated Statements of Cash Flows for the      6
                      nine-month periods ended September 30, 1998 and 1997

               E.     Notes to Condensed Consolidated Financial Statements         8

         Item 2.      Management's Discussion and Analysis of Financial            9
                      Condition and Results of Operations

Part II: THER INFORMATION

         Items 1.- 5. of Part II have been omitted because they are not applicable with respect to the current reporting period.

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

                        FIDELITY NATIONAL FINANCIAL, INC.
--------------------------------------------------------------------------------
                                  (Registrant)



By: /s/ Alan L. Stinson
    ------------------------------
        Alan L. Stinson
        Executive Vice President,
        Financial Operations
        (Chief Accounting Officer)                      Date:  November 12, 1998

Part I:  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                           September 30, December 31,
                                                                               1998          1997
                                                                           ------------- ------------
                                                                                  (Unaudited)
                                                                                         (Restated)
                                               ASSETS
Investments:
    Fixed maturities available for sale, at fair value                       $297,889     $239,818
    Equity securities, at fair value.......................................    56,626       77,553
    Other long-term investments, at cost, which approximates fair value        26,376       18,008
    Short-term investments, at cost, which approximates fair value             22,114       17,793
    Investments in real estate and partnerships, net.......................     4,728        5,201
                                                                             --------     --------
      Total investments....................................................   407,733      358,373
Cash and cash equivalents..................................................    80,295       72,887
Leases and lease securitization residual interest..........................    80,913       53,782
Trade receivables, net.....................................................    66,296       53,454
Notes receivable, net......................................................    11,846       10,163
Prepaid expenses and other assets..........................................   111,408       96,352
Title plants...............................................................    58,244       57,971
Property and equipment, net................................................    43,282       44,713
                                                                             --------     --------
                                                                             $860,017     $747,695
                                                                             ========     ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Accounts payable and accrued liabilities...............................  $101,725     $ 78,023
    Notes payable..........................................................   155,566      163,015
    Reserve for claim losses...............................................   215,611      201,674
    Deferred income taxes .................................................     8,607       16,510
    Income taxes payable...................................................    21,733       10,809
                                                                             --------     --------
                                                                              503,242      470,031

    Minority interest......................................................     2,007        3,614

Stockholders' equity:
    Preferred stock, $.0001 par value; authorized, 3,000,000 shares;
     issued and outstanding, none..........................................       --           --
    Common stock, $.0001 par value; authorized, 50,000,000 shares in 1998 and 1997; issued, 31,920,681 as of September 30, 1998
     and 30,329,276 as of December 31, 1997................................         3            3
    Additional paid-in capital.............................................   157,828      137,569
    Retained earnings......................................................   241,002      167,222
                                                                             --------     --------
                                                                              398,833      304,794
    Accumulated other comprehensive income.................................    10,310       23,631
    Less treasury stock, 6,041,352 shares as of September 30, 1998
     and December 31, 1997, at cost........................................    54,375       54,375
                                                                             --------     --------
                                                                              354,768      274,050
                                                                             --------     --------
                                                                             $860,017     $747,695
                                                                             ========     ========

            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)



                                                     Three months ended        Nine months ended
                                                        September 30,            September 30,
                                                   -----------------------  ------------------------
                                                     1998          1997       1998           1997
                                                   --------      ---------  --------      ----------
                                                         (Unaudited)              (Unaudited)
                                                                (Restated)                (Restated)
REVENUE:
  Title insurance premiums......................   $238,207      $163,378   $642,726       $440,149
  Escrow fees...................................     33,915        22,111     92,850         61,958
  Other fees and revenue........................     50,866        28,538    149,089         80,694
  Interest and investment income,
   including realized gains and losses..........      6,428        14,421     28,405         27,055
                                                   --------      --------   --------       --------
                                                    329,416       228,448    913,070        609,856
                                                   --------      --------   --------       --------

EXPENSES:
  Personnel costs...............................    102,464        65,731    284,031        195,960
  Other operating expenses......................     62,373        44,267    177,634        137,732
  Agent commissions.............................    101,003        73,106    268,148        184,119
  Provision for claim losses....................     14,626        10,916     41,383         28,938
  Interest expense..............................      2,740         3,006      9,414          9,190
                                                   --------      --------   --------       --------
                                                    283,206       197,026    780,610        555,939
                                                   --------      --------   --------       --------

  Earnings before income taxes..................     46,210        31,422    132,460         53,917
  Income tax expense............................     19,409        12,927     55,540         22,047
                                                   --------      --------   --------       --------

     Net earnings ..............................   $ 26,801      $ 18,495   $ 76,920       $ 31,870
                                                   ========      ========   ========       ========

  Basic net earnings ...........................   $ 26,801      $ 18,495   $ 76,920       $ 31,870
                                                   ========      ========   ========       ========

  Basic earnings per share......................   $   1.04      $    .87   $   3.06       $   1.57
                                                   ========      ========   ========       ========

  Weighted average shares outstanding,
   basic basis..................................     25,802        21,283     25,139         20,325
                                                   ========      ========   ========       ========

  Diluted net earnings..........................   $ 27,461      $ 19,313   $ 78,803       $ 34,302
                                                   ========      ========   ========       ========

  Diluted earnings per share....................   $    .90      $    .70   $   2.60       $   1.30
                                                   ========      ========   ========       ========

  Weighted average shares outstanding,
   diluted basis................................     30,661        27,441     30,315         26,434
                                                   ========      ========   ========       ========

  Cash dividends per share......................   $    .07      $    .06   $    .21       $    .19
                                                   ========      ========   ========       ========



            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)



                                                         Three months ended        Nine months ended
                                                            September 30,            September 30,
                                                        ---------------------    -----------------------
                                                         1998          1997       1998            1997
                                                        -------       -------    -------        --------
                                                             (Unaudited)              (Unaudited)
                                                                     (Restated)                (Restated)

Net earnings....................................        $26,801       $18,495    $76,920        $31,870
                                                        -------       -------    -------        -------

Other comprehensive income (loss):
  Unrealized gains (losses) on investments, net(1)      (11,680)       13,935     (5,391)        20,019
  Reclassification adjustments for gains
    included in net income (2)..................         (1,139)       (6,001)    (7,930)        (8,144)
                                                        -------       -------    -------        -------

Other comprehensive income (loss)...............        (12,819)        7,934    (13,321)        11,875
                                                        -------       -------    -------        -------

Comprehensive income............................        $13,982       $26,429    $63,599        $43,745
                                                        =======       =======    =======        =======

-------------------
(1) Net of income tax expense (benefit) of $(8,458) and $9,724, and ($3,888) and $13,854 for the three-month and nine-month periods ended September 30, 1998 and 1997, respectively.

(2) Net of income tax expense of $825 and $4,195 and $5,787 and $5,778 for the three-month and nine-month periods ended September 30, 1998, respectively.



            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                              Nine months ended
                                                                                 September 30,
                                                                           --------------------------
                                                                              1998            1997
                                                                           ---------       ----------
                                                                                  (Unaudited)
                                                                                           (Restated)
Cash flows from operating activities:
  Net earnings ..................................................          $  76,920       $  31,870
  Reconciliation of net earnings to net cash provided
   by operating activities:
        Depreciation and amortization............................             15,268          13,522
        Net increase in reserve for claim losses.................             13,937           3,096
        Net increase in provision for possible losses other
          than claims............................................                288           1,414
        Gain on sales of assets..................................            (13,717)        (13,922)
        Equity in gains of unconsolidated partnerships...........                (86)            (35)
        Amortization of LYONs original issue discount............              3,337           4,742
  Change in assets and liabilities, net of effects from
   acquisition of subsidiaries...................................
        Net increase in leases and lease securitization residual
          interest...............................................            (27,131)        (25,572)
        Net (increase) decrease in trade receivables.............            (12,812)          1,095
        Net increase in prepaid expenses and other assets........            (15,518)         (4,937)
        Net increase in accounts payable and accrued liabilities              21,912           1,253
        Net increase in income taxes.............................             10,621          22,274
                                                                           ---------       ---------
Net cash provided by operating activities........................             73,019          34,800
                                                                           ---------       ---------

Cash flows from investing activities:
  Proceeds from sales of property and equipment..................              6,968          17,588
  Proceeds from sale of real estate..............................                 --           4,567
  Proceeds from sales and maturities of investments..............            162,949         175,695
  Collections of notes receivable................................              3,598          11,037
  Additions to title plants......................................               (273)         (2,127)
  Additions to property and equipment............................            (16,483)        (18,406)
  Additions to investments.......................................           (214,959)       (209,847)
  Additions to notes receivable..................................             (6,899)         (2,770)
  Additions to real estate.......................................                 --          (1,048)
  Sale of subsidiaries, net of cash..............................                 --           3,792
  Acquisitions of businesses, net of cash acquired...............               (198)         (4,468)
                                                                           ---------       ---------
Net cash used in investing activities............................            (65,297)        (25,987)
                                                                           ---------       ---------



            See Notes to Condensed Consolidated Financial Statements.
                                   (continued)

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)




                                                                           Nine months ended
                                                                             September 30,
                                                                      --------------------------
                                                                         1998            1997
                                                                      ---------        ---------
                                                                               (Unaudited)
                                                                                       (Restated)
Cash flows from financing activities:
  Borrowings.....................................................     $ 17,607         $ 12,037
  Debt service payments..........................................      (20,325)         (18,497)
  Proceeds from stock issuance...................................            -           18,021
  Dividends paid.................................................       (4,494)          (3,657)
  Stock options exercised........................................        6,898            1,426
                                                                      --------         --------
Net cash provided by (used in) financing activities                       (314)           9,330
                                                                      --------         --------

Net increase in cash and cash equivalents........................        7,408           18,143
Cash and cash equivalents at beginning of period.................       72,887           81,108
                                                                      --------         --------
Cash and cash equivalents at end of period.......................     $ 80,295         $ 99,251
                                                                      ========         ========

Supplemental cash flow information:
  Income taxes paid..............................................     $ 43,033         $   (240)
                                                                      ========         ========

  Interest paid..................................................     $  6,142         $  5,172
                                                                      ========         ========

Noncash investing and financing activities:
  Dividends declared and unpaid..................................     $  1,820         $  1,044
                                                                      ========         ========




            See Notes to Condensed Consolidated Financial Statements.

              Notes to Condensed Consolidated Financial Statements


Note A - Basis of Financial Statements

The financial information included in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Additionally, these financial statements include the financial position and results of operations of Granite Financial, Inc. and Alamo Title Holding Company as of and for each of the periods presented. See Note B. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Granite Financial, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, Granite Financial, Inc.'s quarterly reports on Form 10-QSB for the quarterly periods ended September 30, 1997 and December 31, 1997, the Company's Form 8-K/A dated June 24, 1998, the Company's Form S-4 dated July 22, 1998 and the Company's Form 8-K dated August 20, 1998.

Certain reclassifications have been made in the 1997 Condensed Consolidated Financial Statements to conform to the classifications used in 1998.

Note B - Acquisitions

The Company completed the acquisition of Granite Financial, Inc. ("Granite") on February 26, 1998. Granite is engaged in the business of originating, funding, purchasing, selling, securitizing and servicing equipment leases for a broad range of businesses located throughout the United States. The acquisition was effected by means of a merger of a wholly-owned subsidiary of the Company with and into Granite, with Granite surviving the merger as a wholly-owned subsidiary of the Company. Each of the approximately 6,417,000 shares of Granite's common stock were converted into .702 shares of the Company's common stock, approximately 4.5 million shares, plus cash in lieu of fractional shares. The closing price of the Company's common stock, as reported by the New York Stock Exchange, was $28.69 on February 26, 1998. This transaction has been accounted for as a pooling-of-interests, as such, the financial position and results of operations of Granite are included in the accompanying Condensed Consolidated Financial Statements as of and for each of the periods presented.

On August 20, 1998, the Company completed the acquisition of Alamo Title Holding Company ("Alamo"). Alamo, through its subsidiaries, is a regional underwriter of title insurance policies and performs other title-related services. The acquisition was effected by means of a merger of a wholly-owned subsidiary of the Company with and into Alamo, with Alamo surviving the merger as a wholly-owned subsidiary of the Company. Each of the approximately 1,357,000 shares of Alamo's common stock were converted into 1.491 shares of the Company's common stock, approximately 2.0 million shares, plus cash in lieu of fractional shares. The closing price of the Company's common stock, as reported by the New York Stock Exchange, was $36.44 on August 20, 1998. This transaction has been accounted for as a pooling-of-interests, as such, financial position and results of operations of Alamo are included in the accompanying Condensed Consolidated Financial Statements as of and for each of the periods presented.

Note C - Sale of National Title Insurance of New York Inc.

On March 18, 1998, the Company announced that it had entered into an agreement to sell National Title Insurance of New York Inc. ("National") to American Title Company ("ATC"), subject to regulatory approval and certain other conditions. The purchase price is structured at a premium to book value. National was acquired in April 1996, as part of the Nations Title Inc. acquisition and has not been actively underwriting policies since the transaction closed. American Title Company is an underwritten title company which was formerly a wholly-owned subsidiary of the Company. Effective July 1, 1997, 60% of ATC was sold to certain members of ATC's management. As a result of a tax-free reorganization of American National Financial, Inc. ("ANFI"), the parent company of ATC and its subsidiaries, the Company owns approximately 40% of ANFI, and as a result, continues its proportionate ownership interest in ATC and National.

Note D - Sale of ACS Systems, Inc.

The Company completed the sale of its wholly-owned subsidiary ACS Systems, Inc. ("ACS") to Micro General Corporation (OTCBB:MGEN) for 4.6 million shares of Micro General common stock on May 14, 1998. ACS provides small to medium size businesses within the real estate industry with software, systems integration and communication services including telecommunications hardware, long distance reselling, computer hardware and system software reselling, consulting services, technical services, internet services, electronic commerce and title and escrow software applications. The sales price was valued at $6,900,000 resulting in a deferred gain to the Company of approximately $5,300,000. ACS will continue to provide the above listed services to the Company at preferred customer rates. The Company currently owns 81.4% of Micro General Corporation.

Note E - Conversion of Interest in Data Tree Corporation

On June 3, 1998, the Company announced that as a result of the closing of the merger of Data Tree Corporation ("Data Tree") with Image Acquisition Corporation, a wholly-owned subsidiary of First American Financial Corporation (NYSE:FAF), the Company's 27.9% ownership position in Data Tree was converted into approximately 176,600 shares of First American Financial Corporation common stock, resulting in a gain of approximately $9.7 million, before applicable income taxes. The Company's investment in Data Tree was approximately $3.0 million, including its percentage equity in Data Tree's earnings. The gain on conversion has been reflected in the Condensed Consolidated Statements of Earnings for the nine-month period ended September 30, 1998.

Note F - Dividends

On September 23, 1998, the Company's Board of Directors declared a cash dividend of $.07 per share, payable on October 19, 1998, to stockholders of record on October 5, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Operating Results

The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The reader should consult the risk factors listed from time to time and other information disclosed in the Company's reports on Forms 10-Q, 10-K and filings under the Securities Act of 1933, as amended.

Results of Operations

Total revenue for the third quarter of 1998 increased 44.2% to $329.4 million from $228.4 million for the third quarter of 1997. Total revenue for the nine-month period ended September 30, 1998 increased 49.7% to $913.1 million from $609.9 million for the comparable 1997 period. The increases in total revenue for both the three-month and nine-month periods ended September 30, 1998 are primarily the result of continuing strength in the Company's core title operations, which have been positively impacted by favorable market conditions leading to an increase in real estate activity and, in turn, increased order inventory levels and closings. The current economic environment has led to one of the strongest real estate markets in history with mortgage interest rates approaching historical lows. Additionally, the contribution of the Company's ancillary service subsidiaries has increased significantly as the demand for services has increased consistent with the trend in real estate activity and the Company continues the successful integration of businesses acquired in the second half of 1997.

The following table presents information regarding the components of title premiums (dollars in thousands):

                                                  Three months ended                          Nine months ended
                                                     September 30,                               September 30,
                                       -----------------------------------------   -----------------------------------------
                                         1998   % of Total    1997    % of Total     1998    % of Total   1997    % of Total
                                       -------- ----------  --------  ----------   --------  ----------  -------- ----------
Title premiums from direct operations  $111,249    46.7%    $ 72,710     44.5%     $306,248     47.6%    $209,959    47.7%
Title premiums from agency operations   126,958    53.3%      90,668     55.5%      336,478     52.4%     230,190    52.3%
                                       --------   -----     --------    -----      --------    -----     --------   -----
        Total title premiums           $238,207   100.0%    $163,378    100.0%     $642,726    100.0%    $440,149   100.0%
                                       ========   =====     ========    =====      ========    =====     ========   =====

The increases in title premiums of $74.8 million, or 45.8%, and $202.6 million, or 46.0%, for the three-month and nine-month periods ended September 30, 1998, respectively, are consistent with the current real estate market environment. Title orders and requests for real estate related services have continued to react favorably to existing conditions.

Escrow fees have followed the same trend as title premiums, as would be expected. Escrow fees have increased 53.4% and 49.9% for the three-month and nine-month periods ended September 30, 1998, respectively. The increase in escrow fees can also be attributed to current market conditions, the continuing West Coast real estate recovery and the Company's efforts to expand its presence in the southern California escrow market.

The Company has made a concerted effort to develop its ancillary service segments with the acquisitions of ancillary service companies in the second half of 1997. Ancillary services include real estate information, credit reporting, flood certification, real estate tax services, home warranty protection, default management services, exchange intermediary services and attorney services. The growth of these subsidiaries has been significant. Third quarter 1998 revenue increased 157.6% to $21.9 million compared to $8.5 million in the third quarter of 1997, while pretax earnings increased 136.4% to $2.6 million in 1998 from $1.1 million in 1997. The increases in the nine-month results were similarly dramatic. Revenue increased 173.5% to $62.9 million for the nine-month period ended September 30, 1998 compared to $23.0 million for the 1997 period while 1998 pretax earnings increased 204.2% to $7.3 million from $2.4 million in 1997.

Interest and investment income decreased to $6.4 million in the third quarter of 1998 from $14.4 million in the third quarter of 1997. For the nine-month period ended September 30, 1998, interest and investment income was $28.4 million compared to $27.1 million of interest and investment income earned in the comparable 1997 period. The decrease in interest and investment income in the third quarter of 1998 compared to the third quarter of 1997 is primarily related to the timing of realized gains. Realized gains in the third quarter of 1998 were $2.0 million compared to $10.2 million in the third quarter of 1997. Included in the third quarter of 1997 are realized gains of approximately $5.6 million related to the sale of the Company's former home office building ($4.3 million) and a gain on the sale of 60% of ATC ($1.3 million). The slight increase in interest and investment income for the nine-month period ended September 30, 1998 compared to the 1997 period is an increase in interest and dividend income resulting from an increased invested asset base offset by lower interest rates. Realized gains in 1998 were $13.7 million compared to $13.9 million in 1997. Included in 1998 realized gains is a gain from the conversion of the Company's investment in Data Tree Corporation of approximately $9.7 million. See Note C.

The Company's operating expenses consist primarily of personnel cost, other operating expenses and commissions paid to agents which are incurred as orders are received and processed. Title insurance premiums, escrow fees and other fees and revenue are recognized as income at the time the underlying transaction closes. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate.

Personnel costs include base salaries, bonuses and sales commissions paid to employees. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. Personnel costs, as a percentage of total revenue, have increased to 31.1% for the three-month period ended September 30, 1998 compared to 28.8% for the corresponding period in 1997. Personnel costs as a percentage of total revenue for the nine-month period ended September 30, 1998 have decreased to 31.1% from 32.1% for the corresponding 1997 period. Adjusting for the increase in personnel costs of $6.3 million related to the acquisitions made in 1997, personnel costs as a percentage of total revenue were 29.2% and 30.4% for the three-month and nine-month periods ended September 30, 1998, respectively. These fluctuations reflect a continued emphasis on expense control and an increase in productivity from our automation and electronic commerce.

The Company has taken significant measures to maintain personnel costs at levels consistent with revenues. The Company continues to monitor the prevailing market conditions and will adjust personnel costs in accordance with activity.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), escrow losses, courier services, computer services, professional services, general insurance, trade and notes receivable allowances and depreciation. Certain of these fixed costs are incurred regardless of revenue levels, resulting in period over period fluctuations. Other operating expenses decreased as a percentage of total revenue to 18.9% in the third quarter of 1998 from 19.4% in the third quarter of 1997. As a percentage of total revenue, other operating expenses for the nine-month period ended September 30, 1998 decreased to 19.5% from 22.6% for the same period in 1997. Adjusting for the increase in other operating expenses related to the acquisitions made in 1997, other operating expenses as a percentage of total revenue were 17.7% and 18.2% for the three-month and nine-month periods ended September 30, 1998, respectively. The Company previously implemented and remains committed to aggressive cost control programs which will help maintain operating expense levels consistent with revenue levels.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 79.6% of agent policy premiums in the third quarter of 1998 compared to 80.6% of agent policy premiums in the third quarter of 1997; for the nine-month periods ended September 30, 1998 and 1997 agent commissions as a percentage of agent policy premiums were 79.7% and 80.0%, respectively. Agent commissions and the resulting percentage of agency premiums retained by the Company vary according to regional differences in real estate closing practices and state regulations. The 1998 decrease in agent commissions as a percentage of agency premiums from 1997 resulted in an increase in the percentage of agency premiums retained by the Company.

The provision for claim losses includes an estimate of anticipated title claims and major claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on the Company's historical loss experience and other relevant factors. The Company monitors its claims experience on a continual basis and adjusts the provision for claim losses accordingly. The Company has provided for claim losses at 7.0% of title insurance premiums prior to the impact of major claims expense, recoupments and premium rates and loss experience in the state of Texas. Premiums are generally higher in Texas for similar coverage than in other states, while loss experience is comparable. As a result, losses as a percentage of premiums are lower. Application of these factors resulted in a net provision for claim losses as a percentage of premiums of 6.1% and 6.7% for the three-month periods ended September 30, 1998 and 1997, respectively, and 6.4% and 6.6% for the nine-month periods ended September 30, 1998 and 1997, respectively.

Interest expense is incurred by the Company in financing its capital asset purchases, lease originations and certain acquisitions. Interest expense consists of interest related to the Company's outstanding debt and the amortization of original issue discount and debt issuance costs related to the Liquid Yield Option Notes ("LYONs"). Interest expense of "non-LYONs" debt totaled $1.6 million for the three-month periods ended September 30, 1998 and 1997; and $6.3 million and $5.0 million for the nine-month periods ended September 30, 1998 and 1997, respectively. The LYONs related component of interest expense amounted to $1.1 million for the third quarter of 1998 and $1.4 million for the third quarter of 1997; and $3.2 million and $4.1 million for the nine-month periods ended September 30, 1998 and 1997, respectively. The decrease in LYONs related interest is attributable to the retirement of $45.0 million maturity value of LYONs in October, 1997 and conversions. The fluctuation in interest expense is primarily due to the increase in outstanding notes payable at September 30, 1998 compared to September 30, 1997 offset by the decrease in LYONs related interest and overall lower interest rates in 1998 compared to 1997.

Income tax expense for the three-month periods ended September 30, 1998 and 1997, as a percentage of earnings before income taxes was 42.0% and 41.1%, respectively. Income tax expense for the nine-month periods ended September 30, 1998 and 1997 was 41.9% and 40.9%, respectively. The fluctuations in income tax expense as a percentage of earnings before income taxes are attributable to the Company's estimate of ultimate income tax liability and the characteristics of net income, i.e., operating income versus investment income, taxable versus non-taxable.

Liquidity and Capital Resources

The Company's cash requirements include debt service, operating expenses, lease fundings, lease securitizations, certain acquisitions, taxes and dividends on its common stock. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds, through cash received from subsidiaries, cash generated by investment securities and bank borrowings through existing credit facilities.

Two of the significant sources of the Company's funds are dividends and distributions from its subsidiaries. As a holding company, the Company receives cash from its subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses it incurs. The reimbursements are executed within the guidelines of various management agreements among the Company and its subsidiaries. Fluctuations in operating cash flows are primarily the result of increases or decreases in revenue. The Company's insurance subsidiaries and underwritten title companies ("UTCs") collect premiums and pay claims and operating expenses. The insurance subsidiaries and UTCs also have cash flow sources derived from investment income, repayments of principal and proceeds from sales and maturities of investments and dividends from subsidiaries. Positive cash flow from the insurance subsidiaries is invested primarily in short-term investments and medium-term bonds. Short-term investments held by the Company's insurance subsidiaries provide liquidity for projected claims and operating expenses. The insurance subsidiaries are restricted by state regulations in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which the Company's title underwriters can pay dividends or make other distributions to the Company. The UTCs are also regulated by insurance regulatory or banking authorities. The Company's ancillary service and leasing subsidiaries collect revenue and pay operating expenses; however, they are not regulated by insurance regulatory or banking authorities.

The short- and long-term liquidity requirements of the Company, insurance subsidiaries, UTCs, ancillary service and finance subsidiaries are monitored regularly to match cash inflows with cash requirements. The Company, insurance subsidiaries, UTCs, ancillary service and leasing subsidiaries forecast their daily cash needs and periodically review their short- and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

Year 2000

The Year 2000 Issue ("Y2K") results from computer programs and computer hardware that utilize only two digits to identify a year in the date field, rather than four digits. If such programs or hardware are not modified or upgraded information systems could fail, lock up, or in general fail to perform according to normal expectations. The Company has implemented a program and committed both personnel and other resources to determine the extent of potential Y2K issues. Included within the scope of this program are systems used in title plants, title policy processing, escrow production, claims processing, financial management, human resources, payroll and infrastructure. In addition to a review of internal systems, the Company has initiated formal communications with third parties with which it does business in order to determine whether or not they are Y2K compliant and the extent to which the Company may be vulnerable to third parties' failure to become Y2K compliant. The Company is in the process of identifying Y2K compliant issues in its systems, equipment and processes. The Company is making changes to such systems, updating or replacing such equipment, and modifying such processes to make them Y2K compliant.

The Company has developed a four phase program to become Y2K compliant. Phase I is, "Plan Preparation and Identification of the Problem." This is an ongoing phase that will continue beyond the year 2000 itself. Phase II is, "Plan Execution and Remediation." Phase III is, "Testing." Phase IV is, "Maintaining Y2K Compliance." The Company anticipates that its systems processes will be substantially Y2K compliant by July 1999. The costs of the Y2K related efforts incurred to date have not been material, and the estimate of remaining costs to be incurred is not considered to be material. Due to the complexities of estimating the cost of modifying applications to become Y2K compliant and the difficulties in assessing third parties', including various local governments upon which the Company relies upon to provide title-related data, ability to become Y2K compliant, estimates may be subject to change.

Management of the Company believes that its electronic data processing and information systems will be Y2K compliant; however, there can be no assurance that all of the Company's systems will be Y2K compliant, that the costs to be Y2K compliant will not exceed management's current expectations, or that the failure of such systems to be Y2K compliant will not have a material adverse effect on the Company's business.

The Company has not yet completed a contingency plan in the event that any systems are not Y2K compliant, but will do so once the Phase III process of its compliance program is begun. We expect this contingency plan to be complete by July 1999.

Part II: OTHER INFORMATION


         Item 6. Exhibits and Reports on Form 8-K

                 (a) Exhibits:

                     Exhibit 11  -- Computation of Basic and Diluted Earnings
                                    Per Share

                     Exhibit 27  -- Financial Data Schedule

                 (b) Reports on Form 8-K:

         Current Report on Form 8-K, dated August 20, 1998 relating to the: a) Termination of the Agreement and Plan of Merger by and among Fidelity National Financial, Inc. and subsidiaries, and Matrix Capital Corporation and the agreement between Fidelity National Financial, Inc. and Matrix Capital corporation to enter into a depository and warrant purchase agreement and; b) completion of the merger of Alamo Title Holding Company and a wholly-owned subsidiary of Fidelity National Financial, Inc., with and into Alamo Title Holding Company.