Form 10-K405
period 1998-12-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1999-03-31
CIK 809398

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           COMMISSION FILE NO. 1-9396

                       FIDELITY NATIONAL FINANCIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           86-0498599
           (STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
         OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

   17911 VON KARMAN AVENUE, SUITE 300             92614                      (949) 622-4333
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

     As of March 25, 1999, 32,414,000 shares of Common Stock ($.0001 par value) were outstanding, and the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $433,580,000. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date.

     LOCATION OF EXHIBIT INDEX: The index to exhibits is contained in Part IV herein on page number 76.

     The information in Part III hereof is incorporated herein by reference to the Registrant's Proxy Statement on Schedule 14A for the fiscal year ended December 31, 1998, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

================================================================================

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                               PAGE NO.
                                                                               --------
PART I
     Item 1.   Business....................................................        1
     Item 2.   Properties..................................................       13
     Item 3.   Legal Proceedings...........................................       13
     Item 4.   Submission of Matters to a Vote of Security Holders.........       13
PART II
     Item 5.   Market for Registrant's Common Stock and Related Stockholder
                 Matters...................................................       14
     Item 6.   Selected Financial Data.....................................       14
     Item 7.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................       18
     Item 7A.  Quantitative and Qualitative Disclosures about the Market
                 Risk of Financial Instruments.............................       29
     Item 8.   Financial Statements and Supplementary Data.................       31
     Item 9.   Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure..................................       75
PART III
     Item 10.  Directors and Executive Officers of the Registrant..........       75
     Item 11.  Executive Compensation......................................       75
     Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management................................................       75
     Item 13.  Certain Relationships and Related Transactions..............       75
PART IV
     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
                 8-K.......................................................       76

                                     PART I

ITEM 1. BUSINESS

     Fidelity National Financial, Inc., through its principal subsidiaries (collectively, the "Company"), is one of the largest national underwriters engaged in the business of issuing title insurance policies and performing other real estate related services such as escrow, collection and trust activities, real estate information and technology services, trustee sale guarantees, credit reporting, attorney services, flood certification, tax monitoring, home warranty insurance, reconveyances, recordings, foreclosure publishing and posting services and exchange intermediary services in connection with real estate transactions. Title insurance services are provided through the Company's direct operations and otherwise through independent title insurance agents who issue title policies on behalf of the underwriting subsidiaries. Title insurance is generally accepted as the most efficient means of determining title to, and the priority of interests in, real estate in nearly all parts of the United States. Today, virtually all real property mortgage lenders require their borrowers to obtain a title insurance policy at the time a mortgage loan is made or to allow the sale of loans in the secondary market.

     The Company's principal subsidiaries consist of Fidelity National Title Insurance Company ("Fidelity Title"), Fidelity National Title Insurance Company of New York ("Fidelity New York"), Alamo Title Insurance ("Alamo Title"); (collectively, the "Insurance Subsidiaries"); its wholly-owned underwritten title companies (collectively, the "UTCs"); and its network of wholly-owned title-related ancillary service companies known as Fidelity National Lender Express Network ("FLEXNet"). The Company also originates, funds, purchases, sells, securitizes and services equipment leases for a broad range of businesses through its wholly-owned subsidiary Granite Financial, Inc.

     Fidelity Title was the parent company of Fidelity National Title Insurance Company of Tennessee ("Fidelity Tennessee"), Fidelity National Title Insurance Company of California ("Fidelity California") and Nations Title Insurance Company ("Nations Title"). Fidelity Tennessee, Fidelity California and Nations Title were merged into Fidelity Title on December 31, 1998, August 7, 1997 and December 29, 1997, respectively. Fidelity New York is the parent company of Nations Title Insurance of New York Inc. ("Nations New York") and National Title Insurance of New York Inc. ("National"). Fidelity National Title Insurance Company of Pennsylvania ("Fidelity Pennsylvania") was merged into Fidelity New York as of April 11, 1997, which in turn, was the parent company of American Title Insurance Company ("ATIC"), which was merged into Fidelity Pennsylvania as of November 21, 1996.

     Nations Title Insurance Company, Nations Title Insurance of New York Inc. and National Title Insurance of New York Inc. were acquired, along with Nations Title Inc. ("NTI," collectively, "Nations Title Inc."), in a transaction which closed on April 1, 1996. Certain of the ancillary service companies were acquired in separate transactions during 1996 and 1997. Granite Financial, Inc. and subsidiaries ("Granite") was acquired in a transaction which closed on February 26, 1998. Alamo Title was acquired in connection with the Company's acquisition of Alamo Title Holding Company and subsidiaries ("Alamo") in a transaction which closed August 20, 1998.

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

     The premium for title insurance is due in full at the closing of the real estate transaction and is based upon the purchase price of the property insured or the amount of the mortgage loan. The major expense of a title company is the search and examination function in preparing preliminary title reports, commitments and title policies, and not from claim losses associated with the issuance of said policies. Claim losses generally result from errors or mistakes made in the title search and examination process, hidden defects such as fraud, forgery, incapacity, missing heirs or errors made in the escrow process. Coverage under the policy generally terminates upon resale or refinance of the property. The terms of coverage have become relatively standardized in accordance with forms approved by state or national trade associations.

     DIRECT AND AGENCY OPERATIONS. The Company's title reports and commitments are issued either directly, by the Insurance Subsidiaries or UTCs, or by independent agents working on behalf of the Insurance Subsidiaries. The terms and conditions upon which the real property will be insured are determined in accordance with the underwriting standards, policies and procedures of the title underwriter. In direct operations, the title underwriter issues the title insurance policy and retains the entire premium paid in connection with the transaction. In agency operations, the search and examination function is performed by an independent agent. The majority of the title premium collected is retained by the agent with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon the amount of the premium "split" offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary be geographic region.

     THE TITLE POLICY PROCESS. A brief description of the process of issuing a title insurance policy, which usually occurs over a thirty to ninety day period, is as follows:

          (i) The customer, typically a real estate salesperson or broker, escrow agent or lender, places an order for a title policy.

          (ii) The specifics of the order are noted and a request is placed with the title department for a preliminary report.

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

     ECONOMIC FACTORS AFFECTING INDUSTRY. Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases, i.e., mortgage interest rates. Other factors affecting real estate activity include demand, family income levels and general economic conditions. While the level of sales activity was relatively depressed in certain geographical areas during the period 1991 through mid-1993, lower mortgage interest rates beginning in the latter part of 1991 triggered an increase in refinancing activity which continued at then record levels through 1993 and into the first quarter of 1994. During 1994 and early 1995, steady interest rate increases caused by actions taken by the Federal Reserve Board, resulted in a significant decline in refinancing transactions and a stagnation in residential resales and new home sales. Since late 1995, decreases in mortgage interest rates and the resulting improvement in the real estate market have had a favorable effect on the level of real estate activity, including refinancing transactions, new home sales and resales. The overall economic environment, stable mortgage interest rates and strength in the real estate market, especially in California and on the West Coast, contributed to very positive conditions for the industry throughout 1996, 1997 and 1998. It is impossible to predict in what future direction interest rates and the real estate market may move or fluctuate.

TITLE INSURANCE OPERATIONS

     The Insurance Subsidiaries are currently licensed to issue title insurance policies through direct operations and independent agents in all states (with the exception of Iowa, where title insurance is not legally permitted) the District of Columbia, the Virgin Islands and Puerto Rico.

     The Company maintains direct operations in Alabama, Arizona, California, Florida, Georgia, Hawaii, Nevada, New Jersey, New Mexico, New York, North Carolina, Oregon, Pennsylvania, South Carolina, Tennessee, Texas and Washington. Direct operations are divided into approximately 90 branches consisting of more than 410 offices. Each branch processes title insurance transactions within its geographical area, which is usually a county boundary. Each branch is operated as a separate profit center.

     The Company also transacts title insurance business through a network of approximately 2,900 agents, primarily in those areas in which agents are the more accepted title insurance provider.

     The following table sets forth for the years 1998, 1997 and 1996, respectively, the approximate dollars and percentages of title insurance premium revenue by state according to records maintained by the Company:

                                                          YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                                1998                1997                1996
                                          ----------------    ----------------    ----------------
                                           AMOUNT      %       AMOUNT      %       AMOUNT      %
                                          --------   -----    --------   -----    --------   -----
                                                           (DOLLARS IN THOUSANDS)
California..............................  $301,406    33.1%   $202,848    32.9%   $183,108    33.1%
Texas...................................   178,407    19.6     128,298    20.8     116,704    21.1
New York................................    88,899     9.8      60,022     9.7      45,938     8.3
Florida.................................    44,860     4.9      29,457     4.8      25,444     4.6
Pennsylvania............................    38,893     4.3      26,318     4.3      25,441     4.6
Arizona.................................    32,555     3.6      24,431     4.0      23,865     4.4
All others..............................   225,258    24.7     144,700    23.5     132,299    23.9
                                          --------   -----    --------   -----    --------   -----
          Totals........................  $910,278   100.0%   $616,074   100.0%   $552,799   100.0%
                                          ========   =====    ========   =====    ========   =====

     For the entire title insurance industry, 12 states accounted for 72.4% of title premiums written in the United States in 1997. California represented the single largest state with 18.2%. The Company is licensed and has operations in all 12 of these states.

     MARKETING. The Company markets and distributes its products and services to customers in the residential, institutional lender and commercial market sectors of the real estate industry. The Company attempts to increase the volume of its title insurance business primarily through customer solicitation by sales personnel. The Company actively encourages its personnel to develop new business relationships with persons in the real estate community, such as real estate sales agents and brokers, financial institutions, independent escrow companies and title agents, real estate developers, mortgage brokers and attorneys. The Company's marketing efforts are also assisted by general advertising. The Company believes customer service is the most important factor in attracting and retaining customers and measures customer service in terms of quality and timeliness in the delivery of services.

     DIRECT AND AGENCY OPERATIONS. Preliminary title reports and commitments to issue policies are prepared by title underwriters or wholly-owned underwritten title companies (direct operations) or by independent agents on behalf of the underwriters (agency operations). The terms and conditions upon which the real property will be insured are determined in accordance with the underwriting standards, policies and procedures of the title underwriter. In direct operations, the title underwriter issues the title insurance policy and retains the entire premium paid in connection with the transaction. In agency operations, the search and examination function is performed by an independent agent. The majority of the title premium collected is retained by the agent with the balance remitted to the title underwriter. Independent agents may select among several title underwriters based upon the amount of the premium "split" offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview, Revenue, Expenses and Recent Developments."

     Prior to the acquisition of the Nations Title Inc. group of companies, which was completed on April 1, 1996, the Company generated the majority of its revenue from its network of direct operations as opposed to agency relationships, the latter being more common in the title industry. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview and Recent Developments." The Company's direct operations generate higher margins than agency operations because the Company retains the entire premium from each transaction instead of paying commissions to agents and claim losses are less than in agency based operations because the Company controls the issuance of the title policy. Direct operations also provide additional sources of income, such as escrow fees, collection and trust fees, real estate information and technology service fees, trustee sale guarantee fees, credit reporting fees, attorney service fees, flood certification fees, tax monitoring fees, home warranty insurance premiums, reconveyance fees, recording fees, foreclosure publishing and posting service fees and exchange intermediary service fees in connection with real estate transactions.

     Effective July 1, 1997, the Company sold a majority interest (60%) of its subsidiary American Title Company ("ATC"), an underwritten title company, to certain members of ATC's management. ATC functions as an exclusive agent of the Company. As a result of a tax free reorganization of American National Financial, Inc. ("ANFI"), the parent company of ATC and its subsidiaries, in November 1998, the Company's interest in ATC was converted to an ownership interest of approximately 43% of ANFI. Subsequent to ANFI's initial public offering in February 1999, the Company's ownership interest in ANFI became approximately 31.5%. Additionally, on March 18, 1998, the Company announced that it had entered into an agreement to sell National Title Insurance of New York Inc. to ATC for $3.25 million, subject to regulatory approval and certain other conditions. National was acquired in April 1996, as part of the Nations Title Inc. acquisition, and has not been actively underwriting policies since the transaction closed. This transaction has not yet received regulatory approval. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" and Notes C and L of Notes to Consolidated Financial Statements.

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

     On April 1, 1996, the Company completed its acquisition of one hundred percent of Nations Title Inc. and its wholly-owned subsidiaries. The acquisition positioned the Company as the nation's fourth largest title insurance underwriter. The combination of the Company's direct operations and Nations Title Inc.'s strong agency network provides a balance to the Company's title premium revenue between direct and agency, as well as a hedge against future market downturns. The acquisition of Nations Title Inc. has also increased the Company's revenue and positively impacted its balance sheet and margins due to the operating economies of the combined companies. The acquisition has also increased market share in areas where the Company has had a limited presence, particularly in those areas where business is primarily agent driven, as well as in states where the Company has a strong market position.

     The acquisition of Alamo Title Holding Company and subsidiaries, which closed on August 20, 1998, provided additional balance between the Company's direct and agency operations with the strength of Alamo's direct and agency operations in the important Texas market. As a result of its acquisitions of Nations Title Inc. and Alamo, the Company has significantly expanded the national scope of its core title operations by expanding its direct operations in key markets and balancing the mix of its direct and agency operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview, Revenue and Recent Developments."

     ESCROW, TRUST AND OTHER TITLE-RELATED SERVICES. The Company holds funds and documents in real estate transactions for delivery upon closing pursuant to the instructions of the respective parties to an escrow. The Company derives revenue from other ancillary services generated from direct operations, such as collection and trust fees, real estate information and technology service fees, trustee sale guarantee fees, credit reporting fees, attorney service fees, flood certification fees, tax monitoring fees, home warranty insurance premiums, reconveyance fees, recording fees, foreclosure publishing and posting service fees and exchange intermediary service fees in connection with real estate transactions.

     In a few cases, the Company leases its title plants to independent agents for their examination of title records for a rental or usage fee.

     UNDERWRITING, LOSSES AND RESERVES. The Company believes that the level of risk undertaken pursuant to its underwriting standards is consistent with that of the industry. The maximum amount of liability under a title insurance policy is usually the face amount of the policy plus the cost of defending the insured's title against an adverse claim. The Company's reserve for claim losses includes known claims as well as losses the Company expects to incur, net of recoupments. Each known claim is reserved for on the basis of a review by the Company as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims which are incurred but not reported are provided for at the time premium revenue is recognized based on historical loss experience and other factors, including industry averages, claim loss history, legal environment, geographic considerations and types of policies written. The occurrence of a significant major claim (those greater than $500,000) in any given period could have a material adverse effect on the Company's financial condition and results of operations for such period. See "Reinsurance."

     If a loss is related to a policy issued by an independent agent, the Company may proceed against the independent agent pursuant to the terms of the agency agreement. In any event, the Company may proceed against third parties who are responsible for any loss sustained under the title insurance policy under rights of subrogation.

     The Company believes that its quality controls and underwriting standards have helped minimize its net title claims paid. The Company further reduces its losses by following aggressive recoupment procedures under rights of subrogation or warranties and by carefully reviewing all claims. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Expenses." There can be no assurance that the Company's current paid loss experience will continue at these levels.

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

     The Company generally pays losses in cash. In some instances claims are settled by purchasing the interest of the insured in the real property or the interest of the adverse claimant. Such interests are generally recorded as an asset on the Company's books at the lower of cost or fair value less selling costs and any related indebtedness is carried as a liability. At December 31, 1998, the amount of these interests was $8.8 million.

     The Company also accrues reserves for losses arising from the escrow, closing and disbursement functions due to fraud or operational error based on historical experience.

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

     COMPETITION. The title insurance industry is highly competitive. The number and size of competing companies varies in the different geographic areas in which the Company conducts its business. In the Company's principal markets, competitors include other major title underwriters such as Chicago Title Corporation, First American Financial Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous independent agency operations at the regional and local level. These smaller companies may expand into other markets in which the Company competes. Also, the removal of regulatory barriers in the future might result in new competitors entering the title insurance business that have greater financial resources and other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants could affect the Company's business operations and financial condition.

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

     REGULATION. Title insurance companies, including underwriters, underwritten title companies and independent agents, are subject to extensive regulation under applicable state laws. Each insurance underwriter is usually subject to a holding company act in its state of domicile which regulates, among other matters, the ability to pay dividends and investment policies. The laws of most states in which the Company transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting principles, financial practices, establishing reserve and capital and surplus requirements, defining suitable investments for reserves, capital and surplus and approving rate schedules. In 1998, the National Association of Insurance Commissioners approved codified accounting practices that changed the definition of what constitutes prescribed statutory accounting practices and will result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements commencing in 2001. The Company is currently evaluating the impact of the rules.

     Pursuant to statutory accounting requirements of the various states in which the Insurance Subsidiaries are licensed, they must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined on a quarterly basis by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten or the age and dollar amount of statutory premiums written. As of December 31, 1998, the combined statutory unearned premium reserve required and reported for the Insurance Subsidiaries was $207.2 million.

     The Insurance Subsidiaries are regulated by the insurance commissioners of their respective states of domicile. Regulatory examinations usually occur at three year intervals. Examinations are currently in progress for Fidelity Title (1998, which was previously scheduled for 1997 but will now be as of 1998), Fidelity New York (1996), Nations New York (1996) and National (1996). The Company has not received preliminary reports of examination for Fidelity Title, Fidelity New York, Nations New York or National, as the examinations are currently ongoing. Additionally, the Auditor Division of the Controller of the State of California is currently conducting an audit of the funds due the State of California under various escheatment regulations for the years ended December 31, 1998 and prior. The Company has not yet received a preliminary report as the audit is ongoing. The Company does not believe that either the audits performed by the insurance regulators or the Controller of the State of California will have a material impact on its financial position, its results of operations or its combined statutory capital and surplus.

     Statutorily calculated net worth determines the maximum insurable amount under any single title insurance policy. As of January 1, 1999, the Company's self-imposed single policy maximum insurable amounts, which comply with all statutory limitations, for Fidelity Title, Fidelity New York and Alamo Title were $60.0 million, $90.0 million and $17.5 million, respectively. The self-imposed single policy maximum insurable amounts for Nations New York and National were $19.0 million and $5.0 million, respectively.

     The Insurance Subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. In the case of Fidelity Title, the total amount of dividends made in any twelve-month period may not exceed the greater of 10% of the surplus as regards policyholders as of the last day of the preceding year or net earnings for the twelve-month period ending the last day of the preceding year. In the case of Fidelity New York, the total amount of dividends and distributions is limited to surplus as regards policyholders, excluding capital stock and surplus resulting from unrealized gains on investments, less fifty percent of statutory premium reserve as of the last day of the preceding year and capital contributions received in the latest five-year period. In the case of Alamo Title, the total amount of dividends made in any twelve-month period may not exceed the greater of 20% of the surplus as regards policyholders as of the last day of the preceding year or net earnings for the twelve-month period ending the last day of the preceding year. As of January 1, 1999, Fidelity Title could pay dividends or make other distributions to the Company of $10,588,000, Fidelity New York could pay dividends or make other distributions to the Company of $13,325,000 and Alamo Title could pay dividends or make other distributions to the Company of $9,064,000.

     The combined statutory capital and surplus of the Insurance Subsidiaries was $164,953,000, $122,107,000 and $97,845,000 as of December 31, 1998, 1997 and
1996, respectively. The combined statutory earnings of the Insurance Subsidiaries were $37,771,000, $26,701,000 and $12,243,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     As a condition to continued authority to underwrite policies in the states in which the Insurance Subsidiaries conduct their business, the Insurance Subsidiaries are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, the Company's escrow and trust business is subject to regulation by various state banking authorities.

     Pursuant to statutory requirements of the various states in which the Insurance Subsidiaries are domiciled, they must maintain certain levels of minimum capital and surplus. Each of the Company's title underwriters have complied with the minimum statutory requirements as of December 31, 1998. See Note L of Notes to Consolidated Financial Statements.

     The UTCs are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth of $7.5 million and $2.5 million is required for Fidelity National Title Company ("FNTC") and Fidelity National Title Company of California ("FNCAL"), respectively. FNTC and FNCAL are in compliance with their respective minimum net worth requirements at December 31, 1998.

RATINGS

     The Insurance Subsidiaries are regularly assigned ratings by independent agencies designed to indicate their financial condition and/or claims paying ability. Financial data and other information are supplied to the rating agencies and subjected to quantitative and qualitative analyses from which the ratings are derived. Ratings of the Company's principal Insurance Subsidiaries, as assigned during 1998 and 1999, are listed below:

                                                            DUFF & PHELPS             STANDARD & POOR'S
                               DEMOTECH, INC.             CREDIT RATING CO.           RATINGS SERVICES
                        (FINANCIAL STABILITY RATING)   (CLAIMS PAYING ABILITY)   (FINANCIAL STRENGTH RATING)
                        ----------------------------   -----------------------   ---------------------------
Fidelity Title........        A                             A-                         A-
Fidelity New York.....        A                             A-                         A-
Alamo Title...........        A'                            A-                         A-

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

     As of December 31, 1998 and 1997, the carrying amount, which approximates the fair value, of total investments was $510.5 million and $358.4 million, respectively.

     It is the practice of the Company to purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities and equity securities. The securities in the Company's portfolio are subject to economic conditions and normal market risks and uncertainties.

     The following table sets forth certain information regarding the investment ratings of the Company's fixed maturity portfolio at December 31, 1998 and 1997:

                                                            DECEMBER 31,
                       ---------------------------------------------------------------------------------------
                                          1998                                         1997
                       ------------------------------------------   ------------------------------------------
                       AMORTIZED      %         FAIR        %       AMORTIZED      %         FAIR        %
     RATINGS(1)          COST      OF TOTAL    VALUE     OF TOTAL     COST      OF TOTAL    VALUE     OF TOTAL
     ----------        ---------   --------   --------   --------   ---------   --------   --------   --------
                                                       (DOLLARS IN THOUSANDS)
AAA..................  $154,592      47.9%    $158,301     48.0%    $113,951      48.3%    $115,474     48.2%
AA...................    67,575      20.9       69,366     21.0       40,290      17.1       41,046     17.1
A....................    74,917      23.2       77,022     23.3       73,123      31.0       73,664     30.7
Other................    25,867       8.0       25,379      7.7        8,507       3.6        9,634      4.0
                       --------     -----     --------    -----     --------     -----     --------    -----
                       $322,951     100.0%    $330,068    100.0%    $235,871     100.0%    $239,818    100.0%
                       ========     =====     ========    =====     ========     =====     ========    =====

---------------
(1) Ratings as assigned by Standard & Poor's Corporation

     The following table sets forth certain information regarding the Company's fixed maturity securities at December 31, 1998. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturity securities with an amortized cost of $47,491,000 and a fair value of $48,600,000 were callable at December 31, 1998:

                                                           DECEMBER 31, 1998
                                             ---------------------------------------------
                                             AMORTIZED       %          FAIR         %
                 MATURITY                      COST       OF TOTAL     VALUE      OF TOTAL
                 --------                    ---------    --------    --------    --------
                                                        (DOLLARS IN THOUSANDS)
One year or less...........................  $  5,836        1.8%     $  5,696       1.7%
After one year through five years..........   132,377       41.0       134,866      40.9
After five years through ten years.........   158,156       49.0       162,528      49.2
After ten years............................    26,582        8.2        26,978       8.2
                                             --------      -----      --------     -----
                                             $322,951      100.0%     $330,068     100.0%
                                             ========      =====      ========     =====

     Equity securities at December 31, 1998 and 1997 consist of investments in various industry groups as follows:

                                                            DECEMBER 31,
                                              ----------------------------------------
                                                     1998                  1997
                                              ------------------    ------------------
                                                          FAIR                  FAIR
                                               COST       VALUE      COST       VALUE
                                              -------    -------    -------    -------
                                                       (DOLLARS IN THOUSANDS)
Banks, trust and insurance companies........  $ 1,874    $ 1,949    $   517    $   950
Industrial, miscellaneous and all other.....   35,878     48,242     41,154     76,603
                                              -------    -------    -------    -------
                                              $37,752    $50,191    $41,671    $77,553
                                              =======    =======    =======    =======

     The Company's investment results for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Net investment income(1)(2)........................  $ 26,665    $ 20,672    $ 17,234
Average invested assets(1).........................   482,530     375,100     303,910
Effective return on average invested assets(1).....       5.5%        5.5%        5.7%

---------------
(1) Excludes investments in real estate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Revenue."

(2) Net investment income as reported in the Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments and to exclude net realized capital gains on the sale of investments and other assets. Net realized capital gains totalled $17,190,000, $16,839,000 and $2,476,000 in 1998, 1997 and 1996,
    respectively.

REAL ESTATE AND PROPERTY MANAGEMENT OPERATIONS

     The Company, principally through Manchester Development Corporation ("Manchester", currently doing business as Orion Realty Group), a wholly-owned subsidiary of the Company, previously invested in various real estate projects directly and through partnerships. Some of these partnerships involve related parties. See Notes F and G of Notes to Consolidated Financial Statements. Manchester currently assists in the identification and leasing of space for operating purposes and manages property owned by the Company. The Company's investments in real estate and partnerships represented approximately 0.5% of the Company's assets at December 31, 1998.

EMPLOYEES

     As of December 31, 1998, the Company had approximately 7,400 full-time equivalent employees. The Company believes that its relations with employees are generally good.

YEAR 2000 ISSUES

     Information technology is an integral part of the Company's business. The Company also recognizes the critical nature of and the technological challenges associated with the Year 2000 issue. The Year 2000 issue ("Y2K") results from computer programs and computer hardware that utilize only two digits to identify a year in the date field, rather than four digits. If such programs or hardware are not modified or upgraded information systems could fail, lock up, or in general fail to perform according to normal expectations. The Company has implemented a program and committed both personnel and other resources to determine the extent of potential Y2K issues. Included within the scope of this program are systems used in title plants, title policy processing, escrow production, claims processing, real estate related services, financial management, human resources, payroll and infrastructure. In addition to a review of internal systems, the Company has initiated formal communications with third parties with which it does business in order to determine whether or not they are Y2K compliant and the extent to which the Company may be vulnerable to third parties' failure to become Y2K compliant. The Company is in the process of identifying Y2K compliant issues in its systems, equipment and processes. The Company is making changes to such systems, updating or replacing such equipment, and modifying such processes to make them Y2K compliant.

     The Company has developed a four phase program to become Y2K compliant. Phase I is, "Plan Preparation and Identification of the Problem." This is an ongoing phase that will continue beyond the year 2000 itself. Phase II is, "Plan Execution and Remediation." Phase III is, "Testing." Phase IV is, "Maintaining Y2K Compliance." The Company anticipates that its systems processes will be substantially Y2K compliant by July 1999. The status of the Y2K compliance program is monitored by senior management of the Company and by the Audit Committee of the Company's Board of Directors. The costs of the Y2K related efforts incurred to date have not been material, and the estimate of remaining costs to be incurred is not considered to be material. Due to the complexities of estimating the cost of modifying applications to become Y2K compliant and the difficulties in assessing third parties', including various local governments upon which the Company relies upon to provide title-related data, ability to become Y2K compliant, estimates may be subject to change.

     Management of the Company believes that its electronic data processing and information systems will be Y2K compliant; however, there can be no assurance that all of the Company's systems will be Y2K compliant, that the costs to be Y2K compliant will not exceed management's current expectations, or that the failure of such systems to be Y2K compliant will not have a material adverse effect on the Company's business. The Company believes that functions currently performed with the assistance of electronic data processing equipment could be performed manually or outsourced if certain systems were determined not to be Y2K compliant on or after January 1, 2000.

     The Company has not yet completed a contingency plan in the event that any systems are not Y2K compliant, but will do so once the Phase III process of its compliance program is begun. We expect this contingency plan to be complete by July 1999.

     This entire section "Year 2000 Issues" is hereby designated a "Year 2000 Readiness Disclosure", as defined in the Year 2000 Information and Readiness Disclosure Act.

RISK FACTORS

     The risk factors listed in this section and other factors noted below could cause the Company's actual results to differ materially from those contained in any forward-looking statements. Risk factors include, but are not limited to:

  Real Estate Market and Interest Rate Sensitivity

     The level of title insurance and real estate related services activity is dependent upon, among other things, the volume of real estate transactions. The volume of real estate transactions nationally and within particular geographic regions has historically been influenced by such factors as the overall interest rate environment (which impacts the availability of capital for investment in real estate, particularly in the commercial refinancings as well as the number of sales), the strength of the national and/or regional economy and family income levels. Recently, historically low interest rates have resulted in an increased number of real estate sales, resales and refinancings. However, when interest rates increase, real estate activity typically declines and the title insurance industry tends to experience lower revenues. Moreover, a favorable interest rate environment or trend may not necessarily result in increased levels or continued high levels of real estate transactions if other market factors (such as a recessionary economy or increased unemployment) combine to depress the volume of real estate transactions. Accordingly, no assurance can be given that historical levels of premiums and fees previously received by the Company will be available in the future.

  Geographic Concentration

     Part of the Company's strategy has been to expand its market share and increase its title insurance premiums and other real estate related revenue in the key real estate markets of California, Texas, Florida and New York. Approximately 67.4% of the Company's title insurance premium revenue was generated from real estate transactions in those states in 1998. This geographic concentration makes the Company susceptible to the risk that adverse economic conditions or other factors affecting the real estate markets in these areas, even with a strong national economy, could have a more pronounced adverse affect on its premium and fee revenues than if its revenue base were more broadly dispersed across the country.

  Risks Associated With Acquisitions

     Part of the Company's strategy is to pursue opportunities to diversify and expand its operations by acquiring or making investments in other companies. Acquisitions involve a number of risks that could adversely effect the Company's operations, including the diversion of management's attention and the integration of the operations and personnel of the acquired companies. If the Company acquires other business operations, the Company cannot be certain that such businesses will be successful, that they will enhance the Company's existing business or that the Company will not incur significant expenses, including goodwill, relating to such acquisitions. The Company may be required to sell additional securities or borrow additional funds to complete any significant acquisitions. The sale of additional equity or debt securities may dilute stockholder interests in or increase the leverage of the Company.

  Risks Associated With New Business Lines

     The Company has acquired, and may in the future acquire, businesses in industries with which management is less familiar than the title insurance industry. For example, in February 1998, the Company acquired Granite Financial, Inc., whose primary business is financing equipment leases. Also, in the last three years, the Company has expanded the range and amount of ancillary title and real estate related services it provides, began underwriting home warranty policies, invested in restaurant businesses, expanded its commercial title insurance business and considered acquiring underwriters of other lines of insurance products. These activities involve risks that could adversely affect the Company's operating results, such as diversion of management's attention, integration of the operations, systems and personnel of the new businesses and lack of substantial experience in operating such businesses.

  Competition

     The title insurance and real estate services industries are highly competitive. Competition is based primarily on the quality and timeliness of services. Where price is not regulated by governmental authorities, pricing can also be an important competitive factor. For larger commercial customers and mortgage originators the size and financial strength of the title insurer are important competitive factors. Our principal competitors include Chicago Title Corporation, First American Financial Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, each of whom has the size, capital base and distribution channels to compete effectively with the Company. The Company also competes with many smaller title insurance and real estate services companies that serve regional market areas. These smaller companies may expand into other markets in which the Company competes. Also, the removal of regulatory barriers in the future might result in new competitors entering the title insurance business that have greater financial resources and other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants could adversely affect the Company's business operations and financial condition.

  Government Regulation

     Our title insurance business is subject to extensive regulation by state insurance authorities in each state in which the Company operates. These agencies have broad administrative and supervisory power relating to the following:

     - licensing requirements;

     - trade practices;

     - accounting and financing practices;

     - capital and surplus requirements;

     - investment practices; and

     - rate schedules.

     Most states also regulate insurance holding companies, like Fidelity National Financial, Inc., in a variety of matters such as acquisitions, change of control and terms of affiliate transactions. These regulations may impede, or impose burdensome conditions on rate increases or other actions that the Company may want to take to enhance its operating results, and could affect its ability to pay dividends on its common stock. In addition, the Company may incur significant costs to comply with regulatory requirements. No assurance can be given that future legislative or regulatory changes will not adversely affect the Company's business operations.

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

     The factors that could cause the Company's results to differ materially include, but are not limited to, general economic and business conditions, including interest rate fluctuations; the impact of competitive products and pricing; success of operating initiatives; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms, and deployment of capital; the results of financing efforts; the Year 2000 issue; business abilities and judgment of personnel; availability of qualified personnel; employee benefit costs and changes in, or the failure to comply with government regulations.

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

     As of December 31, 1998, the Company leased office and storage spaces as follows:

                                                              NUMBER OF
                                                              LOCATIONS
                                                              ---------
California..................................................     202
Texas.......................................................      80
Florida.....................................................      36
Arizona.....................................................      26
Oregon......................................................      17
Tennessee...................................................      10
Pennsylvania................................................       9
New York and Washington.....................................       7
New Jersey and North Carolina...............................       6
Georgia, Nevada and New Mexico..............................       5
Hawaii and Michigan.........................................       4
Alabama, Colorado, Connecticut, Kentucky, Maryland, South
  Carolina, Virginia........................................       2
Illinois, Kansas, Massachusetts, Minnesota, Ohio, Rhode
  Island and Washington, D.C. ..............................       1

     See Note K of Notes to Consolidated Financial Statements.

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

     See Note K of Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of 1998.

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

                                                                      DIVIDENDS
                                                   HIGH      LOW      DECLARED
                                                  ------    ------    ---------
Year ended December 31, 1998
  First quarter.................................  $33.41    $24.27      $.064
  Second quarter................................   36.31     30.00       .064
  Third quarter.................................   39.14     25.17       .064
  Fourth quarter................................   30.50     22.11       .070
Year ended December 31, 1997
  First quarter.................................  $12.81    $ 9.92      $.058
  Second quarter................................   13.95      9.50       .058
  Third quarter.................................   19.63     13.13       .058
  Fourth quarter................................   28.41     16.94       .064



     On March 25, 1999, the last reported sale price of the common stock on the New York Stock Exchange Composite Tape was $15.44 per share. As of March 25, 1999, the Company had approximately 925 stockholders of record.

     DIVIDEND POLICY AND RESTRICTIONS ON DIVIDEND PAYMENTS. Since the last quarter of 1987, the Company has consistently paid cash dividends on a quarterly basis, which payments have been made at the discretion of the Company's Board of Directors. On March 17, 1999, the Company's Board of Directors declared a cash dividend of $.07 per share which will be payable on May 28, 1999 to stockholders of record on April 9, 1999. The continued payment of dividends will depend upon operating results, business requirements, contractual restrictions, regulatory considerations and other factors. The Company anticipates the continued payment of dividends. See "Business -- Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     CONTRACTUAL RESTRICTIONS ON DIVIDEND PAYMENTS. The Company's ability to pay dividends on its common stock and make certain payments is restricted by provisions contained in the Company's various debt agreements. The Company believes that amounts to fund currently anticipated dividends and certain payments are available pursuant to the terms and conditions of its various debt agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note H of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

     The historical operating results data, per share data and balance sheet data set forth below are derived from the historical financial statements of the Company, certain of which have been restated to reflect the Granite and Alamo mergers on the pooling-of-interests method of accounting. Per share data has been retroactively adjusted for stock dividends and splits since the Company's inception. Consolidated Balance Sheets at December 31, 1998 and 1997 and Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders' Equity and Cash Flows for the years ended December 31, 1998, 1997 and 1996, and Notes thereto, audited by KPMG LLP, independent certified public accountants, are included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein:

                                                                           YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------------
                                                        1998            1997            1996         1995         1994
                                                    (3)(4)(5)(6)   (3)(4)(5)(6)(7)   (3)(4)(5)    (2)(4)(5)    (1)(4)(5)
                                                    ------------   ---------------   ----------   ----------   ----------
                                                                     (RESTATED)      (RESTATED)   (RESTATED)   (RESTATED)
                                                               (IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA)
OPERATING RESULTS DATA:
  Revenue:
    Title insurance premiums.......................  $  910,278       $616,074        $552,799     $351,510     $442,596
    Escrow fees....................................     130,299         86,033          71,122       53,132       55,622
    Other fees and revenue.........................     208,301        125,146          91,647       66,819       69,325
    Interest and investment income, including
      realized gains (losses)......................      39,587         35,806          19,227       19,432       13,855
                                                     ----------       --------        --------     --------     --------
                                                      1,288,465        863,059         734,795      490,893      581,398
                                                     ----------       --------        --------     --------     --------
  Expenses:
    Personnel costs................................     394,284        273,221         240,232      190,419      204,968
    Other operating expenses.......................     257,080        189,226         176,524      143,494      148,776
    Agent commissions..............................     385,649        261,182         221,948      113,358      169,751
    Provision for claim losses.....................      59,294         41,558          36,275       22,003       30,859
    Interest expense...............................      17,024         12,269          11,590       10,137        9,078
                                                     ----------       --------        --------     --------     --------
                                                      1,113,331        777,456         686,569      479,411      563,432
                                                     ----------       --------        --------     --------     --------
  Earnings before income taxes and extraordinary
    item...........................................     175,134         85,603          48,226       11,482       17,966
  Income tax expense...............................      69,442         36,595          18,985        2,716        4,789
                                                     ----------       --------        --------     --------     --------
    Earnings before extraordinary item.............     105,692         49,008          29,241        8,766       13,177
  Extraordinary item, net of income taxes..........          --         (1,700)             --         (813)       2,400
                                                     ----------       --------        --------     --------     --------
    Net earnings...................................  $  105,692       $ 47,308        $ 29,241     $  7,953     $ 15,577
                                                     ==========       ========        ========     ========     ========
    Diluted net earnings...........................  $  108,155       $ 50,450        $ 32,437     $  7,953     $ 18,633
                                                     ==========       ========        ========     ========     ========
PER SHARE DATA:
  Basic earnings per share before extraordinary
    item...........................................  $     3.79       $   2.10        $   1.43     $    .47     $   0.56
  Extraordinary item, net of income taxes, basic
    basis..........................................          --          (0.07)             --         (.04)        0.10
                                                     ----------       --------        --------     --------     --------
    Basic earnings per share.......................  $     3.79       $   2.03        $   1.43     $    .43     $   0.66
                                                     ==========       ========        ========     ========     ========
  Weighted average shares outstanding, basic
    basis..........................................      27,921         23,355          20,426       18,732       23,525
  Diluted earnings per share before extraordinary
    item...........................................  $     3.23       $   1.76        $   1.23     $    .45     $    .55
  Extraordinary item, net of income taxes, diluted
    basis..........................................          --           (.06)             --         (.04)         .08
                                                     ----------       --------        --------     --------     --------
    Diluted earnings per share.....................  $     3.23       $   1.70        $   1.23     $    .41     $    .63
                                                     ==========       ========        ========     ========     ========
  Weighted average shares outstanding, diluted
    basis..........................................      33,474         29,599          26,431       19,351       29,439
  Dividends per share..............................  $      .26       $    .24        $    .22     $    .20     $    .18
BALANCE SHEET DATA:
  Investments......................................  $  510,515       $358,373        $254,577     $201,810     $235,067
  Cash and cash equivalents........................      51,309         72,887          81,108       58,518       45,289
  Total assets.....................................     969,470        747,695         609,658      462,166      470,062
  Notes payable....................................     214,624        163,015         179,508      146,095      150,865
  Reserve for claim losses.........................     224,534        201,674         196,527      153,207      158,876
  Minority interest................................       1,532          3,614           1,287          393          616
  Stockholders' equity.............................     396,740        274,050         162,645      112,920      106,827
OTHER DATA:
  Orders opened by direct operations...............     987,000        621,000         575,000      489,000          N/A
  Orders closed by direct operations...............     670,000        436,000         430,000      331,000          N/A
  Provision for claim losses to title insurance
    premiums.......................................         6.5%           6.7%            6.6%         6.3%         7.0%
  Title-related revenue:
    Percentage direct operations...................        56.9%          56.9%           58.7%        67.6%        62.6%
    Percentage agency operations...................        43.1%          43.1%           41.3%        32.4%        37.4%
  Employees at year end............................       7,400          6,000           5,200        4,700        4,000
  Number of licensed states at year end............          49             49              49           49           49
  Return on average equity before extraordinary
    item(8)........................................        31.5%          22.4%           21.2%         8.0%        10.5%
  Return on average equity including extraordinary
    item(8)........................................        31.5%          21.7%           21.2%         7.2%        12.4%

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

(3) The Company acquired Nations Title Inc. and its wholly-owned subsidiaries Nations Title, Nations New York and National on April 1, 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected financial data above includes the balance sheet accounts of Nations Title Inc. and subsidiaries at December 31, 1998, 1997 and 1996 and the results of its operations for the years ended December 31, 1998, 1997 and for the nine-month period ended December 31, 1996.

(4) The selected financial data above includes the balance sheet accounts and results of operations of ATC as a wholly-owned subsidiary as of December 31, 1996, 1995 and 1994 and for the six-month period ended June 30, 1997 and for the years ended December 31, 1996, 1995 and 1994, and ATC's activities as an agent for the six-month period ended December 31, 1997 and for the year ended December 31, 1998.

    On July 3, 1997, the Company converted an outstanding note balance in conjunction with the exercise of warrants into a 51% ownership interest of National Alliance Marketing Group ("National Alliance"). The Company acquired the outstanding minority interest in National Alliance on August 14, 1998. The selected financial data above includes the Company's interest in the balance sheet accounts of National Alliance at December 31, 1998 and 1997 and the Company's interest in the results of operations for the year ended December 31, 1998 and for the period from July 3, 1997 through December 31, 1997.

(5) The Company acquired Granite Financial, Inc. and subsidiaries ("Granite") on February 26, 1998. This acquisition has been accounted for as a pooling-of-interests. The selected financial data above includes the balance sheet accounts of Granite at December 31, 1998, 1997 and 1996 and the results of its operations for the years ended December 31, 1998, 1997 and 1996. Granite's financial position and results of operations for the years ended December 31, 1995 and prior were insignificant, and as such, the selected financial data above has not been restated for prior years.

    The Company acquired Alamo Title Holding Company and subsidiaries ("Alamo") on August 20, 1998. This acquisition has been accounted for as a pooling-of-interests. The selected financial data above includes the balance sheet accounts of Alamo at December 31, 1998, 1997, 1996, 1995 and 1994 and the results of its operations for the years ended December 31, 1998, 1997, 1996, 1995 and 1994.

(6) The Company completed the sale of its wholly-owned subsidiary ACS Systems, Inc. ("ACS") to Micro General Corporation (OTCBB:MGEN) ("Micro General") on May 14, 1998. This transaction has been accounted for as a reverse merger of Micro General into the Company. The selected financial data above includes the balance sheet accounts of Micro General at December 31, 1998 and the results of its operations for the period from May 14, 1998 through December 31, 1998.

    The Company acquired Lexington Capital Corporation ("Lexington") effective September 1, 1998. The selected financial data above includes the balance sheet accounts of Lexington as of December 31, 1998 and the results of its operations for the four-month period September 1, 1998 through December 31, 1998.

(7) During 1997, the Company recognized an extraordinary loss of $1.7 million, net of related income taxes of $1.1 million, related to the early retirement of $45 million maturity value of the Company's LYONs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Extraordinary Item and Recent Developments."

(8) Percentage return on average equity is net earnings for the period divided by the simple average of total stockholders' equity as of the beginning and end of each year presented.

     N/A Meaningful information not available.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" and Note B of Notes to Consolidated Financial Statements.

QUARTERLY FINANCIAL DATA

     Selected quarterly financial data is as follows:

                                                                  QUARTER ENDED
                                              ------------------------------------------------------
                                              MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                              ---------    --------    -------------    ------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
Revenue.....................................  $262,213     $321,441      $329,416         $375,395
Earnings before income taxes................    28,799       57,451        46,210           42,674
Net earnings, basic basis...................    16,680       33,439        26,801           28,772
Net earnings, diluted basis.................    17,304       34,038        27,461           29,352
Basic earnings per share....................       .62         1.21           .94             1.00
Diluted earnings per share..................       .53         1.02           .81              .87
Dividends paid per share....................       .06          .06           .06              .07

1997
Revenue.....................................  $175,312     $206,096      $228,448         $253,203
Earnings before income taxes and
  extraordinary loss........................     5,101       17,394        31,422           31,686
Earnings before extraordinary loss..........     2,997       10,378        18,495           17,138
Extraordinary loss, net of income taxes.....        --           --            --           (1,700)
Net earnings, basic basis...................     2,997       10,378        18,495           15,438
Net earnings, diluted basis.................     3,805       11,185        19,313           16,147
Earnings per share before extraordinary
  item, basic basis.........................       .14          .48           .79              .65
Extraordinary loss, net of income taxes,
  basic basis...............................        --           --            --             (.06)
Basic earnings per share....................       .14          .48           .79              .59
Earnings per share before extraordinary
  item, diluted basis.......................       .14          .40           .64              .55
Extraordinary loss net of income taxes,
  diluted basis.............................        --           --            --             (.05)
Diluted earnings per share..................       .14          .40           .64              .50
Dividends paid per share....................       .06          .06           .06              .06

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company. The discussion and analysis below includes the results of operations of Granite Financial, Inc. (acquired February 26, 1998) and Alamo Title Holding Company (acquired August 20, 1998) for each of the years ended December 31, 1998, 1997 and 1996, as the acquisitions of Granite and Alamo have been accounted for as poolings-of-interests. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere herein.

OVERVIEW

     The following table sets forth certain financial and other data for the years indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                           1998        1997       1996
                                                        ----------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Total revenue.........................................  $1,288,465   $863,059   $734,795
                                                        ==========   ========   ========
Total expenses........................................  $1,113,331   $777,456   $686,569
                                                        ==========   ========   ========
Earnings before extraordinary item....................  $  105,692   $ 49,008   $ 29,241
Extraordinary item -- loss on early retirement of
  debt, net of income taxes...........................          --     (1,700)        --
                                                        ----------   --------   --------
          Net earnings................................  $  105,692   $ 47,308   $ 29,241
                                                        ==========   ========   ========
Return on average equity before extraordinary
  item(1).............................................        31.5%      22.4%      21.2%
Return on average equity including extraordinary
  item(1).............................................        31.5%      21.7%      21.2%

---------------
(1) Percentage return on average equity is net earnings for the period divided by the simple average of total stockholders' equity as of the beginning and end of each year presented.

     Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases, i.e., mortgage interest rates. Other factors affecting real estate activity include demand, family income levels and general economic conditions. While the level of sales activity was relatively depressed in certain geographical areas during the period 1991 through mid-1993, lower mortgage interest rates beginning in the latter part of 1991 triggered an increase in refinancing activity which continued at then record levels through 1993 and into the first quarter of 1994. During 1994 and early 1995, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions and a stagnation in residential resales and new home sales. Since late 1995, decreases in mortgage interest rates and the resulting improvement in the real estate market have had a favorable effect on the level of real estate activity, including refinancing transactions, new home sales and resales. The overall economic environment, stable mortgage interest rates and strength in the real estate market, especially in California and on the West Coast, contributed to very positive conditions for the industry throughout 1996, 1997 and 1998. It is impossible to predict in what future direction interest rates and the real estate market may move or fluctuate.

     During 1995 and prior, the majority of the Company's total title-related revenue was generated from direct operations. The Company traditionally focused on direct operations because it retains the entire premium from each transaction and is better able to generate additional revenues by promoting and cross-selling other title-related services. In 1996, the Company continued the implementation of its strategy to become a leading national title underwriter by expanding into other markets and diversifying its premium revenue base to a more balanced mix of direct and agency operations.

     On April 1, 1996, the Company completed its acquisition of the Nations Title Inc. group of companies. The acquisition positioned Fidelity National Financial, Inc. as the nation's fourth largest title insurance underwriter. Nations Title Inc. and its three wholly-owned underwriting subsidiaries, Nations Title Insurance

Company (which was subsequently merged into Fidelity Title), Nations Title Insurance of New York Inc. and National Title Insurance of New York Inc., expanded the Company's national agency network and increased its market share in the more traditional agency driven states. The Nations Title Inc. acquisition resulted in additional agency business and a shift in the mix of business from direct to agency during 1996. The revenue and expense information presented in Management's Discussion and Analysis of Financial Condition and Results of Operations includes the Nations Title Inc. group's results of operations for the nine-month period ended December 31, 1996 and for the years ended December 31, 1997 and 1998. In 1996, the total title-related revenue (excluding interest and investment income and non-title-related other fees and revenue) generated by agency operations increased to 41.3% from 32.4% in 1995.

     During 1997 the Company sold a majority interest of its subsidiary American Title Company ("ATC"), an underwritten title company, to certain members of ATC's management. See "Recent Developments" and Note B of Notes to Consolidated Financial Statements. ATC functions as an exclusive agent of the Company, and represents one of the Company's largest agents.

     Also, during 1996 and 1997, the Company acquired certain ancillary service companies in various separate transactions. See "Recent Developments" and Note B of Notes to Consolidated Financial Statements. The acquired ancillary service companies have been bundled with other existing lender services to form Fidelity National Lender Express Network ("FLEXNet"). FLEXNet provides a complete range of real estate transactional services, leading to a broader base of services provided and increased other fees and revenue.

     The acquisition of Alamo Title Holding Company and subsidiaries, which closed on August 20, 1998, provided additional balance between the Company's direct and agency operations with the strength of Alamo's direct and agency operations in the important Texas market. See "Recent Developments" and Note B of Notes to Consolidated Financial Statements. As a result of its acquisitions of Nations and Alamo, the Company has significantly expanded the national scope of its core title operations by expanding its direct operations in key markets and balancing the mix of its direct and agency operations.

     The Company also earns income from its non-title related operations and from its investment portfolio.

     The following table sets forth information regarding title-related revenue derived from direct and agency operations:

                                                            YEAR ENDED DECEMBER 31,
                                      -------------------------------------------------------------------
                                                      %                      %                      %
                                                      OF                     OF                     OF
                                         1998       TOTAL        1997      TOTAL        1996      TOTAL
                                      ----------   --------    --------   --------    --------   --------
                                                                   (DOLLARS IN
                                                                   THOUSANDS)
Revenue from direct operations:
  Title insurance premiums..........  $  425,551     37.9%     $286,487     37.5%     $272,132     40.0%
  Escrow fees.......................     130,299     11.6        86,033     11.3        71,122     10.5
  Other title-related fees and
     revenue........................      83,724      7.4        62,227      8.1        55,607      8.2
                                      ----------    -----      --------    -----      --------    -----
          Total.....................     639,574     56.9       434,747     56.9       398,861     58.7
Revenue from agency operations:
  Title insurance premiums..........     484,727     43.1       329,587     43.1       280,667     41.3
                                      ----------    -----      --------    -----      --------    -----
          Total title-related
            revenue.................  $1,124,301    100.0%     $764,334    100.0%     $679,528    100.0%
                                      ==========    =====      ========    =====      ========    =====

     The Company's strategies are to (i) maximize operating profits by increasing its share of the title insurance business in the markets it serves;
(ii) effectively manage operating expenses through the real estate cycle; (iii) minimize net claim payments and (iv) continue to implement a value-added acquisition and diversification strategy. The Company intends to execute these strategies by continuing to implement the following elements:

     - expand into the commercial title insurance market while maintaining its strong position in the residential and institutional lender markets;

     - generate an increasing portion of its revenue from the sale of ancillary services;

     - develop and integrate advanced proprietary technologies that respond to the needs of customers in each of its markets;

     - adhere to quality controls and strict monitoring of direct and agency operations to minimize title claims paid;

     - maintain a balance between direct and agency distribution to enable it to compete profitably on a national basis;

     - explore opportunities that are less interest rate sensitive; and

     - deliver quality customer service and provide its employees with extensive training and incentive and equity based compensation programs.

RESULTS OF OPERATIONS

     REVENUE. The following table presents information regarding the components of the Company's revenue:

                                                 YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               1998         1997        1996
                                            ----------    --------    --------
                                                  (DOLLARS IN THOUSANDS)
Title insurance premiums..................  $  910,278    $616,074    $552,799
Escrow fees...............................     130,299      86,033      71,122
Other fees and revenue....................     208,301     125,146      91,647
Interest and investment income, including
  realized gains (losses).................      39,587      35,806      19,227
                                            ----------    --------    --------
          Total revenue...................  $1,288,465    $863,059    $734,795
                                            ==========    ========    ========
Orders opened by direct operations........     987,000     621,000     575,000
Orders closed by direct operations........     670,000     436,000     430,000

     Favorable mortgage interest rates in the latter part of 1991 through early 1994 triggered refinancing activity at then record levels. Beginning in early 1994 through mid-1995, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions and a stagnation in residential resales and new home sales. Title orders and requests for title-related services followed the market trend as expected. Since late 1995, decreases in mortgage interest rates and the resulting improvement in the real estate market have had a positive impact on the level of real estate activity, order counts and closed orders. The overall economic environment, stable mortgage interest rates in the seven percent range and strength in the real estate market, especially in California, the Company's strongest market, and on the West Coast, were positive factors through 1996, 1997 and 1998.

     Total revenue in 1998 increased 49.3% to $1,288.5 million from $863.1 million in 1997. Revenue in 1997 of $863.1 million reflected a 17.5% increase from 1996 revenue of $734.8. The increases in total revenue are primarily the result of strength in the Company's core title and real estate related operations, which were positively impacted by favorable market conditions leading to an increase in real estate activity. The increased real estate activity, combined with acquisitions of ancillary service companies and the integration of those service operations into the Company's core businesses, also contributed to the increased revenues. Results of operations in 1997 also include a full year of operations of Nations, which was acquired in April 1996.

     Title insurance premiums, increased by 47.8% to $910.3 million in 1998 from $616.1 million in 1997. In 1997, title premiums increased by 11.4% to $616.1 million from $552.8 million in 1996. The increases in title premiums reflect the favorable real estate market and a significant increase in title premiums from agency operations resulting primarily from the Nations Title Inc. acquisition in 1996. Prior to the acquisition of the Nations Title Inc. group of companies, which was completed on April 1, 1996, the Company generated the majority of its title premiums from its network of direct operations as opposed to agency relationships, the latter being more common in the title industry. The acquisition of the Nations group of companies increased the Company's agency force to 2,000 at the end of 1996 from 1,100 at the end of 1995. The percentage of title insurance premiums generated by agency operations was 53.3%, 53.5% and 50.8% in 1998, 1997 and 1996, respectively.

     The Company's direct operations generate escrow fees from holding funds and documents in connection with the closing of real estate transactions, as well as real estate information and technology service fees, trustee sale guarantee fees, credit reporting fees, attorney service fees, flood certification fees, tax monitoring fees, home warranty insurance premiums, reconveyance fees, recording fees, foreclosure publishing and posting service fees and exchange intermediary service fees in connection with real estate transactions.

     The trends in escrow fees are primarily related to the title insurance activity generated by the Company's direct operations. Escrow fees have fluctuated during the 1998, 1997 and 1996 years in a pattern generally consistent with the fluctuation in title insurance premiums. Escrow fees increased $44.3 million to $130.3 million in 1998, a 51.5% increase from $86.0 million in 1997. This increase is consistent with the trend in title premiums, but is also due to the Company's focused efforts to expand its escrow market presence in certain areas, such as Southern California. Escrow fees increased $14.9 million to $86.0 million in 1997, a 21.0% increase from $71.1 million in 1996. See "Overview."

     Other fees and revenue trend closely with the level and mix of business, as well as the performance of certain of the Company's title-related subsidiaries. During 1996 and 1997, the Company acquired certain ancillary service companies in various separate transactions. See "Recent Developments" and Note B of Notes to Consolidated Financial Statements. The Company's strategy in making the ancillary service company acquisitions was to acquire previously existing entities in businesses it believed to be complementary to its core title and escrow businesses. Further, the Company sought to acquire companies with strong management and efficient operations in order to provide for a seamless transition from their being stand-alone operations to being subsidiaries of the Company and to prevent any disruption of the acquired companies' businesses, while minimizing integration costs. The integration of the ancillary service companies continues as expected and integration related costs have been negligible. The acquired ancillary service companies have been bundled with other existing lender services to form Fidelity National Lender Express Network ("FLEXNet"). Utilizing its extensive network of direct operations as its primary distribution channel and FLEXNet as the platform to provide a comprehensive network of real estate related services, the Company has made a concerted effort to develop the ancillary service contribution to title and real estate related revenue. The Company has been able to leverage its core title and escrow businesses, national presence and proprietary technology in successfully expanding the market presence of its ancillary service businesses. FLEXNet provides a complete range of real estate transactional services, leading to increased other fees and revenues in 1998 as compared to 1997 and in 1997 compared to 1996. 1998 other fees and revenue were $208.3 million, an increase of $83.2 million, or 66.4%, over 1997 other fees and revenue of $125.1 million. In 1997, other fees and revenue increased $33.5 million, or 36.6%, to $125.1 million from $91.6 million in 1996. The year over year increases are primarily attributable to the growth of the ancillary service businesses.

     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. 1998 investment income increased $3.8 million, or 10.6%, to $39.6 million compared to $35.8 million in 1997. Average invested assets, excluding real estate, increased 28.6% to $482.5 million in 1998 from $375.1 million in 1997, while the tax equivalent yield remained at 5.5%. The increase in investment income in 1998 over 1997 is primarily the result of an increase in interest and dividend income generated by the increased invested asset base. Net realized gains from the sale of investment securities and other assets in 1998 were $17.2 million compared to $16.8 million in 1997. Included in 1998 net realized gains is a gain from the conversion of the Company's investment in Data Tree Corporation of approximately $9.7 million. The Company shifted the emphasis in its fixed income portfolio from taxable to non-taxable securities during 1997. During 1997, interest and investment income increased 86.2% to $35.8 million from $19.2 million in 1996. Average invested assets, excluding real estate, increased $71.2 million, or 23.4%, to $375.1 million in 1997 from $303.9 million in 1996. The difference in investment income is primarily attributable to increased capital gains in 1997 compared to 1996. During 1997, the Company recognized $16.8 million of capital gains compared to $2.5 million of capital gains recorded in 1996. The primary components of 1997 capital gains, prior to applicable income taxes, are the following: $10.4 million in capital gains from the sale of investment securities and other assets, $4.3 million in capital gain from the sale of the Company's former home office building, $1.3 million from the sale of a majority interest in American Title Company and approximately $800,000 in capital gain from the sale of the Company's former small business investment company subsidiary, FNF Ventures, Inc. See "Recent Developments."

     EXPENSES. The following table presents the components of the Company's expenses:

                                                 YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               1998         1997        1996
                                            ----------    --------    --------
                                                  (DOLLARS IN THOUSANDS)
Personnel costs...........................  $  394,284    $273,221    $240,232
Other operating expenses..................     257,080     189,226     176,524
Agent commissions.........................     385,649     261,182     221,948
Provision for claim losses................      59,294      41,558      36,275
Interest expense..........................      17,024      12,269      11,590
                                            ----------    --------    --------
          Total expenses..................  $1,113,331    $777,456    $686,569
                                            ==========    ========    ========

     The Company's operating expenses primarily consist of personnel costs and other operating expenses which are incurred as orders are received and processed. Title insurance premiums, escrow fees and other fees and revenue are generally recognized as income at the time the underlying transaction closes. Certain other fees and revenue are recognized over the period the related services are provided. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate.

     Personnel costs include base salaries, commissions and bonuses paid to employees and are the most significant operating expense incurred by the Company. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. Personnel costs totalled $394.3 million, $273.2 million and $240.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. See "Overview" and "Revenue." Personnel costs, as a percentage of total revenue, have decreased to 30.6% in 1998 from 31.7% in 1997, which had previously decreased from 32.7% in 1996. The Company has taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business and revenues. These fluctuations reflect a continuing emphasis on expense control and an increase in productivity resulting from the Company's automation and electronic commerce. The Company will not, however, compromise its customer service standards or quality controls in responding to market conditions. The Company continues to monitor the prevailing market conditions and will adjust personnel costs in accordance with activity.

     Other operating expenses consist of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums and title-related revenue in lieu of franchise and other state taxes), escrow losses, postage and courier services, computer services, professional services, advertising expenses, general insurance, trade and notes receivable allowances and depreciation. In response to market conditions, the Company implemented aggressive cost control programs in order to maintain operating expenses at levels consistent with the levels of revenue; however, certain fixed costs are incurred regardless of revenue levels, resulting in year over year percentage fluctuations. Other operating expenses decreased as a percentage of total revenue to 20.0% in 1998 from 21.9% in 1997, which had previously decreased from 24.0% in 1996. The Company continues to be committed to cost control measures. The Company's cost control programs are designed to evaluate expenses, both current and budgeted, relative to existing and projected market conditions. Items considered include, but are not limited to, capital expenditures, service contracts, property requirements (e.g., renewal/termination of leases and relocation of offices), expected fluctuations in the number of personnel, the impact of technology and profitability. Additionally, the Company has centralized its purchasing function in order to obtain the most favorable prices/rates available for vendor provided services and products which also facilitates a highly structured requisition/approval process and cost analysis program. Total other operating expenses totalled $257.1 million, $189.2 million and $176.5 million in 1998, 1997 and 1996, respectively. See "Overview."

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

     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. The following table illustrates the relationship of agent premiums and agent commissions:

                                                      YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------------------
                                          1998                 1997                 1996
                                    -----------------    -----------------    -----------------
                                     AMOUNT       %       AMOUNT       %       AMOUNT       %
                                    --------    -----    --------    -----    --------    -----
                                                      (DOLLARS IN THOUSANDS)
Agent premiums....................  $484,727    100.0%   $329,587    100.0%   $280,667    100.0%
Agent commissions.................   385,649     79.6     261,182     79.2     221,948     79.1
                                    --------    -----    --------    -----    --------    -----
  Premiums retained by the
     Company......................  $ 99,078     20.4%   $ 68,405     20.8%   $ 58,719     20.9%
                                    ========    =====    ========    =====    ========    =====

     Agent commissions and the resulting percentage of agent premiums retained by the Company vary according to regional differences in real estate closing practices and state regulations. During 1997, the Company sold a majority interest in its underwritten title company subsidiary ATC, resulting in the transfer of premiums from direct operations to agency operations and increased commission expense in 1997 compared to 1996, as well as a decrease in premiums retained by the Company on a year over year basis. Commission rates paid to ATC are higher than average commission rates paid to the 1996 agent base. The combination of higher agency commission rates and the significant agency revenue generated since the sale of ATC and by the Nations Title Inc. acquisition has resulted in higher overall commissions.

     The provision for claim losses includes an estimate of anticipated title claims and major claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on the Company's historical loss experience and other relevant factors. The Company monitors its claims experience on a continual basis and adjusts the provision for claim losses accordingly. Based on Company loss development studies, the Company believes that as a result of its underwriting and claims handling practices, as well as the refinancing business of prior years, the Company will maintain the trend of favorable claim loss experience. Based on this information, in 1998, 1997 and 1996, the Company recorded a provision for claim losses of 7.0% of title insurance premiums prior to major claim expense, net of recoupments and prior to the impact of premium rates and Company loss experience in the state of Texas. Premiums in Texas are all-inclusive and include a closing fee in addition to a risk-related premium, which differs from similar coverage in other states, while loss experience is comparable. As a result, the provision for claim losses in Texas is much lower than in states that do not have all-inclusive premiums. These factors resulted in a net provision for claim losses of 6.5%, 6.7% and 6.6% in 1998, 1997 and 1996, respectively.

     A summary of the reserve for claim losses follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Beginning balance..........................................  $201,674    $196,527    $153,207
  Reserves assumed from First Title Corp...................        --         284          --
  Reserves transferred due to the sale of American Title
     Company...............................................        --        (160)         --
  Reserves assumed from Nations Title Inc. ................        --          --      45,171
  Title claim loss provision related to:
       Current year........................................    59,294      39,301      35,478
       Prior years.........................................        --       2,257         797
                                                             --------    --------    --------
          Total title claim loss provision.................    59,294      41,558      36,275
  Title claims paid, net of recoupments related to:
     Current year..........................................    (1,045)     (3,385)     (2,749)
     Prior years...........................................   (35,389)    (33,150)    (35,377)
                                                             --------    --------    --------
          Total title claims paid, net of recoupments......   (36,434)    (36,535)    (38,126)
                                                             --------    --------    --------
Ending balance.............................................  $224,534    $201,674    $196,527
                                                             ========    ========    ========
Provision for title claim losses to title insurance
  premiums.................................................       6.5%        6.7%        6.6%

     Interest expense is incurred by the Company in financing its capital asset purchases, lease originations, certain acquisitions and certain general corporate purposes. Interest expense consists of interest related to the Company's outstanding debt and the amortization of original issue discount and debt issuance costs related to the Liquid Yield Option Notes due 2009 ("LYONs") issued in February 1994. Interest expense on non-LYONs debt totalled $12.8 million, $7.0 million and $6.4 million for the years 1998, 1997 and 1996, respectively. The LYONs-related component of interest expense amounted to $4.2 million, $5.3 million and $5.2 million for 1998, 1997 and 1996, respectively. Included in 1998 interest expense is $4.7 million of interest relating to the settlement of an Internal Revenue Service examination for the tax years 1990 through 1994. Excluding the interest expense related to the tax examination, the fluctuation in interest expense can be attributed to an increase in non-LYONs debt outstanding offset by more favorable interest rates in 1998 than 1997, and improved rates in 1997 compared to 1996. See "Extraordinary Item" and "Recent Developments."

     Income tax expense for 1998, 1997 and 1996, as a percentage of earnings before income taxes, including the extraordinary losses in 1997 was 39.7%, 42.8% and 39.4%, respectively. See "Extraordinary Item." The fluctuations in income tax expense as a percentage of earnings before income taxes, including the extraordinary item, are attributable to the effect of state income taxes on the Company's wholly-owned underwritten title companies and ancillary service companies; a change in the amount and characteristics of net income, operating income versus investment income; and the tax treatment of certain items. See
Note I of Notes to Consolidated Financial Statements for additional information regarding income taxes.

     EXTRAORDINARY ITEM. In an effort to reduce the leverage of the Company while taking advantage of the favorable environment relative to the Company's common stock, on October 17, 1997, the Company, in a private transaction, purchased $45 million aggregate principal amount at maturity of its outstanding Liquid Yield Option Notes due 2009 from Merrill Lynch, Pierce, Fenner & Smith Incorporated for an aggregate purchase price of $27.2 million (or $605 per $1,000 principal amount at maturity of LYONs), which exceeded the accreted value recorded by the Company pursuant to the LYONs Indenture at that date. The purchase price was paid in the form of 1,394,381 shares, $26.4 million, of the Company's common stock and $790,000 in cash. The purchase of the LYONs increased stockholders' equity by approximately $24.7 million while reducing outstanding debt by approximately $24.3 million. An extraordinary loss due to the early retirement of debt of approximately $1.7 million, net of applicable income taxes, related to this transaction has been recorded in the Consolidated Statement of Earnings for the year ended December 31, 1997. See "Recent Developments."

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements include debt service, operating expenses, lease fundings, lease securitizations, taxes and dividends on its common stock. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds, through cash received from subsidiaries, cash generated by investment securities and bank borrowings through existing credit facilities.

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

     The short- and long-term liquidity requirements of the Company, Insurance Subsidiaries, UTCs, ancillary service and leasing subsidiaries are monitored regularly to match cash inflows with cash requirements. The Company, Insurance Subsidiaries, UTCs and ancillary service subsidiaries forecast their daily cash needs and periodically review their short- and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

     For purposes of satisfying insurance regulatory requirements, the Company is required to maintain certain levels of readily marketable securities and other liquid assets. At December 31, 1998, the fair value of the Company's total investment securities was approximately $510.5 million, approximately $207.2 million of which have been designated to support statutory liabilities, primarily the combined unearned premium reserve. These investments consist of securities which the Company believes are readily marketable and could be liquidated if necessary. See "Business -- Investment Policies and Investment Portfolio."

     Effective August 1, 1998, the Company closed a $100 million credit agreement. Certain of the proceeds were utilized to refinance previously existing credit facilities. Additional amounts available under the new credit agreement are available for general corporate purposes. The Company believes that the terms and conditions of the $100 million credit agreement are significantly more favorable than those that existed previously. See Note H of Notes to Consolidated Financial Statements.

     The Company must comply with certain affirmative and negative covenants related to its bank revolving lines of credit and other debt facilities, which require, among other things, that the Company maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. The Company is in compliance with all of its debt covenants at December 31, 1998.

     In February 1994, the Company issued zero coupon, convertible subordinated Liquid Yield Option Notes due February 2009 at an interest rate of 5.5% with a principal amount at maturity of $235,750,000. Net proceeds to the Company were approximately $101,000,000. The proceeds were used for investment and general corporate purposes, including the repurchase of treasury shares. The amount of LYONs outstanding on December 31, 1998 was $124,113,000 of maturity value. On January 13, 1999, the Company announced that it was going to redeem, pursuant to the terms of the indenture, its outstanding Liquid Yield Option Notes due 2009 for $581.25 per $1,000 maturity value on February 15, 1999. Additionally, the LYONs holders had the right to convert the outstanding LYONs to 28.077 shares of Company common stock per $1,000 maturity value of LYONs at any time. As of February 15, 1999, $123,681,000 maturity value of LYONs had converted to 3,473,000 shares of common stock, adding approximately $70 million to equity while reducing outstanding notes payable by a like amount. The remaining $432,000 of maturity value was redeemed for cash of approximately $251,000. See Note H of Notes to Consolidated Financial Statements.

     In the normal course of business certain of the Company's subsidiaries enter into off-balance sheet credit risk associated with certain aspects of its title insurance policies and Manchester's real estate activities. This credit risk is in the form of standby letters of credit and general partnership guarantees. The Company believes that this credit risk is adequately secured by either legal remedies associated with settlement procedures or the underlying real estate assets. See Note K of Notes to Consolidated Financial Statements.

     SEASONALITY. Historically, the greatest volume of residential resale activity has occurred in the spring and summer months. However, events during the past five years, including numerous actions taken by the Federal Reserve Board, have caused unusual fluctuations in real estate activity, particularly in the seasonal pattern of resale and refinance activity. The Company cannot predict whether the historical pattern of resale and refinance activity will continue to be affected by such outside factors.

     INFLATION. To the extent real estate prices or mortgage interest rates increase due to inflationary factors, the Company's title insurance premium revenue generally increases because premiums are determined in part by the value of property or the amount of the mortgage loan. The Company's personnel costs and other operating expenses are also sensitive to inflation.

     RECENT DEVELOPMENTS. On April 4, 1996, the Company purchased 17% of the outstanding common stock of National Alliance Marketing Group, Inc. ("National Alliance"), a California corporation, for $566,667; together with a warrant to acquire an additional 14% of National Alliance common stock. In addition, the Company loaned $1,200,000 to National Alliance at closing at a rate of Prime plus one percent. Subsequently, the Company agreed to increase the credit facility from $1,200,000 to $1,700,000. In consideration for the increase in the credit facility National Alliance agreed to increase the warrant shares which the Company could purchase. If the entire $1,700,000 was borrowed the Company could purchase an additional 34% of the outstanding shares of National Alliance. After receiving approval of the transaction from the California Department of Insurance, the transaction closed on July 12, 1996. National Alliance is the parent company of Alliance Home Warranty Company ("Alliance"), a California insurance company. Alliance sells home warranty plans to buyers of resale homes, primarily in the Central and Southern California markets. A home warranty contract generally promises the repair or replacement of major operating systems and built-in appliances inside a home for a period of one year. On July 3, 1997, the Company converted the outstanding note balance in conjunction with the exercise of the warrants and then owned 51% of the outstanding common stock of National Alliance. The outstanding balance of the note receivable due from National Alliance at conversion was approximately $1.6 million. On August 14, 1998, the Company acquired the outstanding minority interest in National Alliance, 49%, for a purchase price of $3,320,000. The Company now owns 100% of National Alliance, which is now known as Fidelity National Home Warranty. The acquisition of National Alliance has been accounted for as a purchase. See Note B of Notes to Consolidated Financial Statements.

     Effective July 1, 1997, the Company sold a majority interest (60%) of its subsidiary American Title Company ("ATC"), an underwritten title company, to certain members of ATC's management. ATC functions as an exclusive agent of the Company. The sale price of the 60% interest was $6.0 million resulting in a realized gain of approximately $1.3 million before applicable income taxes. As a result of a tax free reorganization of American National Financial, Inc. ("ANFI"), the parent company of ATC and its subsidiaries, in November 1998, the Company's interest in ATC was converted to an ownership interest of approximately 43% of ANFI. Subsequent to ANFI's initial public offering in February 1999, the Company's ownership interest in ANFI became approximately 31.5%. The Company's investment in ANFI is accounted for under the equity method. Additionally, on March 18, 1998, the Company announced that it had entered into an agreement to sell National Title Insurance of New York Inc. to ATC for $3.25 million, subject to regulatory approval and certain other conditions. The purchase price is structured at a premium to book value.

National was acquired in April 1996, as part of the Nations Title Inc. acquisition, and has not been actively underwriting policies since the transaction closed. This transaction has not yet received regulatory approval. See Notes C and L of Notes to Consolidated Financial Statements.

     On July 22, 1997, the Company purchased 1,000,000 shares of common stock of GB Foods Corporation, now known as Santa Barbara Restaurant Group ("SBRG"), which represented approximately 15.5% of the outstanding common stock of SBRG for a purchase price of $5.0 million. Additionally, the Company purchased warrants to acquire an additional 3,500,000 shares of SBRG at various prices ranging from $5.00 - $7.50 for a purchase price of $800,000; 1,500,000 warrants exercisable at $5.00 per share, 1,000,000 warrants exercisable at $7.00 per share and 1,000,000 warrants exercisable at $7.50 per share. In conjunction with the common stock purchase, the Company gained control of three seats on the SBRG Board of Directors. During 1998, the Company exercised 1,000,000 of the $5.00 warrants in conjunction with an acquisition by SBRG in order to provide SBRG additional capital. In addition, on December 31, 1998, the Company exchanged certain investments in restaurant common stocks with a combined value of $9.45 million for an additional 2,478,000 shares of SBRG. The Company now owns approximately 31.1% of SBRG. The Company's investment in SBRG is accounted for under the equity method. See Note C of Notes to Consolidated Financial Statements.

     On October 17, 1997, the Company in a private transaction, purchased $45 million aggregate principal amount at maturity of its outstanding Liquid Yield Option Notes due 2009 from Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") for an aggregate purchase price of $27.2 million (or $605 per $1,000 principal amount at maturity of LYONs). The purchase price was paid in the form of 1,394,381 shares, $26.4 million, of the Company's common stock (the "Exchange Shares"). The Company also paid Merrill Lynch the excess of a base price of $19.53 per Exchange Share over the actual sales price (less $0.05 per share in commissions) realized by Merrill Lynch for sales of up to 607,881 Exchange Shares. The Company also paid Merrill Lynch, for each day, an amount in cash to be determined by multiplying the Net Carry Amount (number of Exchange Shares multiplied by $19.53) by the Applicable Rate (LIBOR plus 2.50%). The Company's payment obligations were subject to reduction for dividends on Exchange Shares received by Merrill Lynch during the period. The Company paid the foregoing amounts to Merrill Lynch in cash of approximately $790,000 on November 7, 1997. The purchase of the LYONs increased stockholders' equity by approximately $24.7 million while reducing outstanding debt by approximately $24.3 million. Additionally, an extraordinary loss due to the early retirement of debt of approximately $1.7 million, net of applicable income taxes, was recorded in the fourth quarter of 1997. The maturity value of LYONs outstanding at December 31, 1998 was approximately $124,113,000.

     On January 13, 1999, the Company announced that it was going to redeem, pursuant to the terms of the indenture, its outstanding Liquid Yield Option Notes due 2009 for $581.25 per $1,000 maturity value on February 15, 1999. Additionally, the LYONs holders had the right to convert the outstanding LYONs to 28.077 shares of Company common stock per $1,000 maturity value of LYONs at any time. As of February 15, 1999, $123,681,000 maturity value of LYONs had converted to 3,473,000 shares of common stock, adding approximately $70 million to equity while reducing outstanding note payable by a like amount. The remaining $432,000 of maturity value was redeemed for cash of approximately $251,000.

     On April 17, 1998, the Company announced it had acquired an approximate 19.9% interest in Cruttenden Roth, a privately held investment banking firm located in Newport Beach, California, for a purchase price of $5,800,000, payable $3,750,000 in Company common stock (117,857 shares) and $2,050,000 in cash. The Company also acquired an option to increase its ownership to 25.6%. In connection with the acquisition, the Company also provided Cruttenden Roth working capital in the amount of $3,500,000 in exchange for a note.

     Effective August 1, 1998, the Company closed a $100 million credit agreement. Certain of the proceeds were utilized to refinance previously existing credit facilities. Additional amounts available under the new credit agreement are available for general corporate purposes. The Company believes that the terms and conditions of the $100 million credit agreement are significantly more favorable than those that existed previously. See Note H of Notes to Consolidated Financial Statements.

     The Company completed the sale of its wholly-owned subsidiary ACS Systems, Inc. ("ACS") to Micro General Corporation (OTCBB:MGEN) ("Micro General") for 4.6 million shares of Micro General common stock, valued at $1,297,000, on May 14, 1998. ACS provides small to medium size businesses within the real estate industry with software, systems integration and communication services including telecommunications hardware, long distance reselling, computer hardware and system software reselling, consulting services, technical services, internet services, electronic commerce and title and escrow software applications. ACS will continue to provide the above listed services to the Company at preferred customer rates. This transaction has been accounted for as a reverse merger of Micro General into the Company. The Company currently owns 70.6% of Micro General Corporation. See Note B of Notes to Consolidated Financial Statements.

     Additionally, on November 17, 1998, Micro General acquired LDExchange.com, Inc. ("LDX"), for a purchase price of $3.1 million, payable $1.1 million in cash and $2.0 million in Micro General common stock (1,000,000 shares). LDX is a facilities based, wholesale carrier providing international telecommunication services.

     On June 3, 1998, the Company announced that as a result of the closing of the merger of Data Tree Corporation ("Data Tree") with Image Acquisition Corporation, a wholly-owned subsidiary of First American Financial Corporation (NYSE:FAF), the Company's 27.9% ownership position in Data Tree was converted into approximately 176,600 shares of First American Financial Corporation common stock, resulting in a gain of $9.7 million, before applicable income taxes. The Company's investment in Data Tree was approximately $3.0 million, including its percentage equity in Data Tree's earnings. The gain on conversion has been reflected in the Consolidated Statements of Earnings for the year ended December 31, 1998.

     Effective September 1, 1998, the Company acquired 100% of Lexington Capital Corporation ("Lexington"), a financial services company specializing in financing national and regional franchisee accounts, headquartered in Deerfield, Illinois, for a purchase price of $3.5 million, payable in $3.0 million in cash and $500,000 in restricted common stock of the Company (15,129 shares). This transaction has been accounted for as a purchase. See Note B of Notes to Consolidated Financial Statements.

     The Company's Board of Directors declared a cash dividend of $.07 per share on March 17, 1999, which will be payable on May 28, 1999 to stockholders of record on April 9, 1999.

     On March 17, 1999, the Company's Board of Directors approved an increase to the number of shares of outstanding Company common stock authorized for purchase under the Company's previously announced purchase program. The new authorization will permit the Company to purchase up to 4.0 million shares. Through March 25, 1999, the Company has purchased 1,202,050 shares at an average purchase price of $16.61 per share totalling $19,960,000. Purchases may be made from time to time by the Company in the open market or in block purchases or in privately negotiated transactions depending on market conditions and other factors.

     Also on March 17, 1999, the Company's Board of Directors approved the adoption of the Fidelity National Financial, Inc. Employee Stock Purchase Loan Plan ("Loan Plan"). The purpose of the Loan Plan is to provide key employees with further incentive to maximize shareholder value. The Company intends to offer an aggregate of $7,750,000 in loans. Loan Plan funds must be used to make private or open market purchases of Company common stock through a broker-dealer designated by the Company. All loans will be full recourse and unsecured, and will have a five year term. Interest will accrue on the loans at a rate of 5% per annum due at maturity. Loans may be prepaid at any time without penalty. Through March 25, 1999, loans have been made in the amount of $5,700,000 to purchase 382,650 shares of Company common stock at an average purchase price of $14.90 per share.

     RECENT ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are necessary to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement, but requires that an enterprise display an amount representing total comprehensive earnings for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive earnings by their nature in a financial statement and (b) display the accumulated balance of other comprehensive earnings separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 became effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 has not had a material impact on the Company's financial reporting.

     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 became effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The adoption of SFAS 131 has not had a material impact on the Company's financial reporting.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively, "derivatives") and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. It requires changes in the fair value of a derivative instrument and the changes in fair value of assets or liabilities hedged by that instrument to be included in earnings. To the extent that the hedge transaction is effective, earnings are equally offset by both investments. Currently the changes in fair value of derivative instruments and hedged items are reported in net unrealized gain (loss) on securities.

     SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. Earlier application of all of the provisions of SFAS 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. The Company does not believe the adoption of SFAS 133 will have a material impact on its financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT THE MARKET RISK OF FINANCIAL INSTRUMENTS

     The Company's Consolidated Balance Sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. See "Business -- Investment Policies and Investment Portfolio." The following sections address the significant market risks associated with the Company's financial activities as of year end 1998.

  Interest Rate Risk

     The Company's fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

  Equity Price Risk

     The carrying values of investments subject to equity price risks are based on quoted market prices or management's estimates of fair value as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

     Caution should be used in evaluating the Company's overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities (representing 39.3% of total liabilities) are not included in the hypothetical effects. The LYONs are also excluded as they have been converted or redeemed. See "Recent Developments" and Note H of Notes to Consolidated Financial Statements.

     The hypothetical effects of changes in market rates or prices on the fair values of financial instruments would have been as follows as of December 31, 1998:

          a. An approximate $12.1 million net increase (decrease) in the fair value of fixed maturity securities would have occurred if interest rates had (decreased) increased by 100 basis points. The change in fair values was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

          b. An approximate $10.0 million net increase (decrease) in the fair value of equity securities would have occurred if there was a 20% price increase (decrease) in market prices.

          c. It is not anticipated that there would be a significant change in the fair value of other long-term investments or short-term investments if there was a change in market conditions, based on the nature and duration of the financial instruments involved.

          d. Interest expense on outstanding debt would have increased (decreased) approximately $1.0 million, if interest rates increased (decreased) 100 basis points.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL INFORMATION

                                                              PAGE NO.
                                                              --------
Independent Auditors' Report................................     32
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................     33
Consolidated Statements of Earnings for the years ended
  December 31, 1998, 1997 and 1996..........................     34
Consolidated Statements of Comprehensive Earnings for the
  years ended December 31, 1998, 1997 and 1996..............     35
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998, 1997 and 1996..............     36
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................     37
Notes to Consolidated Financial Statements..................     38

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

     We have audited the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1998. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity National Financial, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          KPMG LLP
Los Angeles, California
February 17, 1999, except as to
Note Q to the Consolidated Financial Statements, which is as of March 25, 1999

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1997
                                                              --------   ----------
                                                                         (RESTATED)
Investments:
  Fixed maturities available for sale, at fair value........  $330,068    $239,818
  Equity securities, at fair value..........................    50,191      77,553
  Other long-term investments, at cost, which approximates
     fair value.............................................    40,278      18,008
  Short-term investments, at cost, which approximates fair
     value..................................................    85,305      17,793
  Investments in real estate and partnerships, net..........     4,673       5,201
                                                              --------    --------
     Total investments......................................   510,515     358,373
Cash and cash equivalents...................................    51,309      72,887
Leases and residual interests in securitizations............    93,507      53,782
Trade receivables (less allowance of $6,733 in 1998 and
  $5,153 in 1997)...........................................    75,940      53,454
Notes receivable, net (including $1,798 in 1998 and $1,421
  in 1997
  with affiliated parties)..................................    10,761      10,163
Prepaid expenses and other assets...........................   111,471      96,352
Title plants................................................    58,932      57,971
Property and equipment, net.................................    46,070      44,713
Deferred tax asset..........................................    10,965          --
                                                              --------    --------
                                                              $969,470    $747,695
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities..................  $123,357    $ 78,023
  Notes payable.............................................   214,624     163,015
  Reserve for claim losses..................................   224,534     201,674
  Deferred income taxes.....................................        --      16,510
  Income taxes payable......................................     8,683      10,809
                                                              --------    --------
                                                               571,198     470,031
  Minority interests........................................     1,532       3,614
Stockholders' equity:
  Preferred stock, $.0001 par value; authorized, 3,000,000
     shares;
     issued and outstanding, none...........................        --          --
  Common stock, $.0001 par value; authorized, 50,000,000
     shares
     in 1998 and 1997; issued, 35,540,036 in 1998 and
     33,362,204 in 1997.....................................         3           3
  Additional paid-in capital................................   173,888     137,569
  Retained earnings.........................................   265,567     167,222
                                                              --------    --------
                                                               439,458     304,794
  Accumulated other comprehensive earnings..................    11,657      23,631
  Less treasury stock, 6,645,487 shares in 1998 and 1997, at
     cost...................................................    54,375      54,375
                                                              --------    --------
                                                               396,740     274,050
  Commitments and contingencies.............................
  Subsequent events.........................................
                                                              --------    --------
                                                              $969,470    $747,695
                                                              ========    ========

                See Notes to Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 1998         1997         1996
                                                              ----------   ----------   ----------
                                                                           (RESTATED)   (RESTATED)
REVENUE:
  Title insurance premiums..................................  $  910,278    $616,074     $552,799
  Escrow fees...............................................     130,299      86,033       71,122
  Other fees and revenue....................................     208,301     125,146       91,647
  Interest and investment income, including realized gains
     (losses)...............................................      39,587      35,806       19,227
                                                              ----------    --------     --------
                                                               1,288,465     863,059      734,795
                                                              ----------    --------     --------
EXPENSES:
  Personnel costs...........................................     394,284     273,221      240,232
  Other operating expenses..................................     257,080     189,226      176,524
  Agent commissions.........................................     385,649     261,182      221,948
  Provision for claim losses................................      59,294      41,558       36,275
  Interest expense..........................................      17,024      12,269       11,590
                                                              ----------    --------     --------
                                                               1,113,331     777,456      686,569
                                                              ----------    --------     --------
  Earnings before income taxes and extraordinary item.......     175,134      85,603       48,226
  Income tax expense........................................      69,442      36,595       18,985
                                                              ----------    --------     --------
     Earnings before extraordinary item.....................     105,692      49,008       29,241
  Extraordinary item -- loss on early retirement of debt,
     net of applicable income tax benefit of $1,180.........          --      (1,700)          --
                                                              ----------    --------     --------
     Net earnings...........................................  $  105,692    $ 47,308     $ 29,241
                                                              ==========    ========     ========
  Basic net earnings........................................  $  105,692    $ 47,308     $ 29,241
                                                              ==========    ========     ========
  Basic earnings per share before extraordinary item........  $     3.79    $   2.10     $   1.43
  Extraordinary item -- loss on early retirement of debt,
     net of applicable income tax benefit, basic basis......          --       (0.07)          --
                                                              ----------    --------     --------
  Basic net earnings per share..............................  $     3.79    $   2.03     $   1.43
                                                              ==========    ========     ========
  Weighted average shares outstanding, basic basis..........      27,921      23,355       20,426
                                                              ==========    ========     ========
  Diluted net earnings......................................  $  108,155    $ 50,450     $ 32,437
                                                              ==========    ========     ========
  Diluted net earnings per share before extraordinary
     item...................................................  $     3.23    $   1.76     $   1.23
  Extraordinary item -- loss on early retirement of debt,
     net of applicable income tax benefit, diluted basis....          --       (0.06)          --
                                                              ----------    --------     --------
  Diluted net earnings per share............................  $     3.23    $   1.70     $   1.23
                                                              ==========    ========     ========
  Weighted average shares, diluted basis....................      33,474      29,599       26,431
                                                              ==========    ========     ========

                See Notes to Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                               1998         1997          1996
                                                             --------    ----------    ----------
Net earnings...............................................  $105,692     $47,308       $29,241
                                                             --------     -------       -------
Other comprehensive earnings (loss):
  Unrealized gains (losses) on investments, net(1).........    (1,608)     20,333         7,798
  Reclassification adjustments for gains included in net
     earnings(2)...........................................   (10,366)     (9,632)       (1,501)
                                                             --------     -------       -------
Other comprehensive earnings (loss)........................   (11,974)     10,701         6,297
                                                             --------     -------       -------
Comprehensive earnings.....................................  $ 93,718     $58,009       $35,538
                                                             ========     =======       =======

---------------
(1) Net of income tax expense (benefit) of ($1,059), $15,214, and $5,070 for 1998, 1997 and 1996, respectively.

(2) Net of income tax expense of $6,824, $7,207, and $975 for 1998, 1997 and 1996, respectively.

                See Notes to Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            COMMON STOCK     ADDITIONAL               ACCUMULATED        TREASURY STOCK
                                           ---------------    PAID-IN     RETAINED   COMPREHENSIVE   -----------------------
                                           SHARES   AMOUNT    CAPITAL     EARNINGS     EARNINGS      SHARES       AMOUNT
                                           ------   ------   ----------   --------   -------------   ------   --------------
Balance, December 31, 1995 (Restated)....  25,302     $2      $ 62,413    $100,164     $  6,633      6,880       $(56,292)
  Exercise of stock options..............     118     --           720          --           --         --             --
  Common stock awards....................      11     --           135          --
  Other comprehensive earnings --
     unrealized gain on investments......      --     --            --          --        6,297         --             --
  Acquisitions...........................     210     --         2,733          --           --       (235)         1,917
  Incorporation of Granite Financial,
     Inc.................................   1,544     --         2,260          --           --         --             --
  Issuance of common stock pursuant to
     Granite Financial, Inc. initial
     public offering, net of offering
     costs...............................   1,331      1        10,734          --           --         --             --
  Cash dividends.........................      --     --            --      (4,313)          --         --             --
  Net earnings...........................      --     --            --      29,241           --         --             --
                                           ------     --      --------    --------     --------      -----       --------
Balance, December 31, 1996 (Restated)....  28,516      3        78,995     125,092       12,930      6,645        (54,375)
                                           ------     --      --------    --------     --------      -----       --------
  Exercise of stock options..............     161     --         1,424          --           --         --             --
  Common stock awards....................       6     --           109          --
  Other comprehensive earnings --
     unrealized gain on investments......      --     --            --          --       10,701         --             --
  Acquisitions...........................   1,386     --        12,450          --           --         --             --
  Retirement and conversion of LYONs.....   1,455     --        27,351          --           --         --             --
  Nations Title Inc. purchase price
     adjustment..........................     (29)    --          (749)         --           --         --             --
  Issuance of common stock pursuant to
     Granite Financial, Inc. secondary
     public offering, net of offering
     costs...............................   1,867     --        17,989          --           --         --             --
  Cash dividends.........................      --     --            --      (5,178)          --         --             --
  Net earnings...........................      --     --            --      47,308           --         --             --
                                           ------     --      --------    --------     --------      -----       --------
Balance, December 31, 1997 (Restated)....  33,362      3       137,569     167,222       23,631      6,645        (54,375)
                                           ------     --      --------    --------     --------      -----       --------
  Exercise of stock options..............   1,583     --        22,868          --           --         --             --
  Other comprehensive loss -- unrealized
     loss on investments.................      --     --            --          --      (11,974)        --             --
  Acquisitions...........................     133     --         4,250          --           --         --             --
  Conversion of LYONs....................     462     --         9,201          --           --         --             --
  Cash dividends.........................      --     --            --      (7,347)          --         --             --
  Net earnings...........................      --     --            --     105,692           --         --             --
                                           ------     --      --------    --------     --------      -----       --------
Balance, December 31, 1998...............  35,540     $3      $173,888    $265,567     $ 11,657      6,645       $(54,375)
                                           ======     ==      ========    ========     ========      =====       ========

                See Notes to Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                1998          1997          1996
                                                              ---------    ----------    ----------
                                                                           (RESTATED)    (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $ 105,692    $  47,308     $  29,241
  Adjustments to reconcile net earnings to net cash provided by operating activities:
       Extraordinary item: loss on early retirement of
        LYONs...............................................         --        2,880            --
       Depreciation and amortization........................     21,373       18,175        15,255
       Net increase (decrease) in reserve for claim
        losses..............................................     22,860        5,028        (1,852)
       Amortization of LYONs original issue discount and
        other debt issuance costs...........................      4,432        5,939         5,295
       Provision for losses on real estate and notes
        receivable..........................................        582        2,714           999
       Equity in (gains) losses of unconsolidated
        partnerships........................................     (4,361)        (488)          520
       Gain on sales of investments.........................    (19,679)     (10,801)       (3,828)
       (Gain) loss on sale of real estate and other
        assets..............................................      2,489       (6,038)        1,352
  Changes in assets and liabilities, net of effects from
     acquisitions:
       Net increase in lease and lease securitization
        residual interest...................................    (39,725)     (22,540)           --
       Net (increase) decrease in trade receivables.........    (22,486)       2,177        (7,369)
       Net increase in prepaid expenses and other assets....    (17,703)     (17,601)      (14,400)
       Net increase in accounts payable and accrued
        liabilities.........................................     39,568       12,336         2,553
       Net increase (decrease) in income taxes..............    (21,280)      19,820         2,092
                                                              ---------    ---------     ---------
          Net cash provided by operating activities.........     71,762       58,909        29,858
                                                              ---------    ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from investment securities available for sale....    179,668      263,179       188,375
  Proceeds from sales of other assets.......................      6,848       17,673         3,731
  Proceeds from sales of real estate........................         --        6,407           917
  Collections of notes receivable...........................      9,372       14,094        18,934
  Additions to title plants.................................     (1,480)      (1,792)         (777)
  Additions to property and equipment.......................    (22,393)     (23,174)      (16,197)
  Additions to notes receivable.............................    (11,717)      (3,868)       (9,403)
  Purchases of investment securities available for sale.....   (324,540)    (344,709)     (194,560)
  Leases assigned to lender.................................         --           --       (24,793)
  Investments in real estate and partnerships...............         --       (1,048)           --
  Sale of subsidiary, net of cash...........................         --        5,934            --
  Acquisitions of businesses, net of cash acquired..........     (1,036)     (10,866)      (10,138)
                                                              ---------    ---------     ---------
          Net cash used in investing activities.............   (165,278)     (78,170)      (43,911)
                                                              ---------    ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings................................................     84,287       21,570        53,705
  Debt service payments.....................................    (28,877)     (25,241)      (26,793)
  Dividends paid............................................     (6,340)      (4,703)       (3,738)
  Stock offering proceeds, net..............................         --       17,990        10,832
  Exercise of stock options.................................     22,868        1,424           720
  Issuance of treasury stock, net...........................         --           --         1,917
                                                              ---------    ---------     ---------
          Net cash provided by financing activities.........     71,938       11,040        36,643
                                                              ---------    ---------     ---------
  Net increase (decrease) in cash and cash equivalents......    (21,578)      (8,221)       22,590
  Cash and cash equivalents at beginning of year............     72,887       81,108        58,518
                                                              ---------    ---------     ---------
  Cash and cash equivalents at end of year..................  $  51,309    $  72,887     $  81,108
                                                              =========    =========     =========

                See Notes to Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following describes the significant accounting policies of Fidelity National Financial, Inc. ("Fidelity Financial") and its subsidiaries (collectively, the "Company") which have been followed in preparing the accompanying Consolidated Financial Statements.

  Description of business

     Fidelity National Financial, Inc., through its principal subsidiaries (collectively, the "Company"), is one of the largest national underwriters engaged in the business of issuing title insurance policies and performing other real estate related services such as escrow, collection and trust activities, real estate information and technology services, trustee sale guarantees, credit reporting, attorney services, flood certification, tax monitoring, home warranty insurance, reconveyances, recordings, foreclosure publishing and posting services and exchange intermediary services in connection with real estate transactions. Title insurance services are provided through the Company's direct operations and otherwise through independent title insurance agents who issue title policies on behalf of the underwriting subsidiaries. Title insurance is generally accepted as the most efficient means of determining title to, and the priority of interests in, real estate in nearly all parts of the United States. Today, virtually all real property mortgage lenders require their borrowers to obtain a title insurance policy at the time a mortgage loan is made or to allow the sale of loans in the secondary market.

     The Company's principal subsidiaries consist of Fidelity National Title Insurance Company ("Fidelity Title"), Fidelity National Title Insurance Company of New York ("Fidelity New York"), Alamo Title Insurance ("Alamo Title"); (collectively, the "Insurance Subsidiaries"); its wholly-owned underwritten title companies (collectively, the "UTCs"); and its network of wholly-owned title-related ancillary service companies known as Fidelity National Lender Express Network ("FLEXNet"). The Company also originates, funds, purchases, sells, securitizes and services equipment leases for a broad range of businesses through its wholly-owned subsidiary Granite Financial, Inc.

     Fidelity Title was the parent company of Fidelity National Title Insurance Company of Tennessee ("Fidelity Tennessee"), Fidelity National Title Insurance Company of California ("Fidelity California") and Nations Title Insurance Company ("Nations Title"). Fidelity Tennessee, Fidelity California and Nations Title were merged into Fidelity Title on December 31, 1998, August 7, 1997 and December 29, 1997, respectively. Fidelity New York is the parent company of Nations Title Insurance of New York Inc. ("Nations New York") and National Title Insurance of New York Inc. ("National"). Fidelity National Title Insurance Company of Pennsylvania ("Fidelity Pennsylvania") was merged into Fidelity New York as of April 11, 1997, which in turn, was the parent company of American Title Insurance Company ("ATIC"), which was merged into Fidelity Pennsylvania as of November 21, 1996.

     Nations Title Insurance Company, Nations Title Insurance of New York Inc. and National Title Insurance of New York Inc. were acquired, along with Nations Title Inc. ("NTI," collectively, "Nations Title Inc."), in a transaction which closed on April 1, 1996. Certain of the ancillary service companies were acquired in separate transactions during 1996 and 1997. Granite Financial, Inc. and subsidiaries ("Granite") was acquired in a transaction which closed on February 26, 1998. Alamo Title was acquired in connection with the Company's acquisition of Alamo Title Holding Company and subsidiaries ("Alamo") in a transaction which closed August 20, 1998.

  Principles of consolidation and basis of presentation

     The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany profits, transactions and balances

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

have been eliminated. The Company's investments in non-majority-owned partnerships and subsidiaries are accounted for on the equity method.

     On February 26, 1998, the Company, in exchange for approximately 5.0 million shares of Company common stock plus cash in lieu of fractional shares, acquired the common stock of Granite Financial, Inc. and subsidiaries. Fidelity National Financial, Inc. common stock, as reported by the New York Stock Exchange, closed at $26.08 on February 26, 1998. The transaction has been accounted for as a pooling-of-interests. Accordingly, the Consolidated Balance Sheet as of December 31, 1997 and the related Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows for each of the years in the two-year period ended December 31, 1997 and the related Notes to Consolidated Financial Statements, have been restated to reflect the inclusion of Granite.

     The Company acquired the common stock of Alamo Title Holding Company and subsidiaries on August 20, 1998, in exchange for approximately 2.2 million shares of Company common stock plus cash in lieu of fractional shares. Fidelity National Financial, Inc. common stock, as reported by the New York Stock Exchange, closed at $33.13 on August 20, 1998. The transaction has been accounted for as a pooling-of-interests. Accordingly, the Consolidated Balance Sheet as of December 31, 1997 and the related Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows for each of the years in the two-year period ended December 31, 1997 and the related Notes to Consolidated Financial Statements, have been restated to reflect the inclusion of Alamo.

     The results of operations of Fidelity, Granite and Alamo separately and the combined amounts presented in the Consolidated Financial Statements for the two years prior to the consummation of the poolings-of-interests are summarized below:

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            1997          1996
                                                         ----------    ----------
                                                          (DOLLARS IN THOUSANDS)
Revenue:
     Fidelity..........................................   $746,712      $636,913
     Granite...........................................     16,469         5,464
     Alamo.............................................     99,878        92,418
                                                          --------      --------
     Combined..........................................   $863,059      $734,795
                                                          ========      ========
  Earnings:
     Fidelity Earnings before extraordinary item.......   $ 41,471      $ 24,337
       Extraordinary item..............................     (1,700)           --
                                                          --------      --------
       Earnings after extraordinary item...............     39,771        24,337
     Granite...........................................      3,326         1,190
     Alamo.............................................      4,211         3,714
                                                          --------      --------
     Combined..........................................   $ 47,308      $ 29,241
                                                          ========      ========

     Effective as of October 1, 1997, the Company acquired Bron Research, Inc. ("BRON"), a flood certification company headquartered in Austin, Texas. The purchase price paid by the Company for the acquisition was $9.85 million, paid in 575,599 shares of Company common stock. BRON now operates as Fidelity National Flood, Inc. This transaction has been accounted for as a pooling-of-interests. Prior to 1997, BRON's financial position and results of operations were insignificant, and as such, the 1996 Consolidated Statement of Earnings and Related Notes to Consolidated Financial Statements have not been restated to reflect the inclusion of BRON.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

     There have been no adjustments to the total net assets or stockholders' equity of the combining companies as a result of the poolings-of-interests. Certain reclassifications have been made to conform the financial statements of the combining companies to the Consolidated Financial Statements of the Company.

     Granite previously reported its results of operations based on a fiscal year ended June 30. Granite's fiscal year has been converted to a calendar year in order to conform to that of the Company.

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

     Other long-term investments, which consist of a limited partnership investment in an investment fund, as well as certain other debt instruments and equity investments, are carried at cost or on the equity method, as appropriate, which approximates fair value.

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

     Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Unrealized gains or losses on bonds and common stocks which are classified as available for sale, net of applicable deferred income taxes (benefits), are excluded from income and credited or charged directly to a separate component of stockholders' equity. If any unrealized losses on bond or common stocks are deemed other than temporary, such unrealized losses are recognized as realized losses.

  Leases and Residual Interests in Securitizations

     Leases and residual interests in securitizations includes direct financing leases, direct financing leases assigned to lender and residual interests in securitizations. See Note D.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

  Direct Financing Leases

     Granite has entered into various lease agreements which, in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 13, "Accounting for Leases," meet the criteria of capitalization and are accounted for as direct financing leases. Under this method, the amount by which gross lease rentals exceed the cost of the related assets, less the estimated recoverable residual value at the expiration of the lease, is recognized as income from direct financing leases over the life of the lease using the interest method. Any permanent reduction in the estimated residual equipment value of leased property is charged to operations in the period it occurs. See Note D.

  Sales of Leases

     Gains or losses resulting from sales of leases are recognized in the accompanying Consolidated Statements of Earnings at the date of sale and are based on the difference between the selling price of the sales and the carrying value of the related leases sold. Nonrefundable fees and direct costs associated with the origination of leases are deferred and recognized when the leases are sold.

     On January 1, 1997, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). Under SFAS 125, a transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer.

  Direct Financing Leases Assigned to Lender

     SFAS 125 prohibits early application. Prior to January 1, 1997, direct financing leases sold prior to that date as part of a securitization to a special-purpose entity that issued debt securities were accounted for as collateralized borrowings. The leases collateralizing the debt are recorded as direct financing leases assigned to lender. The leases and related debt are reflected in the Consolidated Balance Sheets. See Notes D and H.

  Residual Interests in Securitizations

     Residual interests in securitizations ("Residuals") of lease receivables in trust are recorded as a result of the sale of lease receivables through securitization. The securitizations are generally structured as follows: First, the Company sells a portfolio of lease receivables to a special purpose entity ("SPE") which has been established for the limited purpose of buying and reselling the Company's lease receivables. Next, the SPE transfers the same lease receivables to a Trust (the "Trust"), and the Trust in turn issues interest-bearing asset-backed securities (the "Bonds and Certificates") generally in an amount equal to the aggregate initial principal balance of the lease receivables, multiplied by an advance rate. The Company typically sells these lease receivables at face value and with limited recourse relating to defaulted loans, prepayments and certain representations and warranties provided by the Company to the Trust. One or more investors purchase these Bonds and Certificates and the proceeds from the sale of the Bonds and Certificates are used as consideration to purchase the lease receivables from the Company.

     At the closing of each securitization which is accounted for as a sale the Company removes from its balance sheet the lease receivables held for sale and adds to its balance sheet (i) the cash received and (ii) the allocated cost of the Residuals which consists of (a) cash collateral account and (b) net excess cash flows.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

The excess of the cash received by the Company over the allocated cost of the lease receivables sold less transaction costs, equals the net gain on sale recorded by the Company.

     The Company allocates its basis in the lease receivables between the portion of the lease receivables sold (the Bonds and Certificates) and the portion retained (the Residuals) based on the relative fair values of those portions on the date of the sale.

     The Company may recognize unrealized gains or losses through stockholders' equity attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as available for sale securities. The Company is not aware of an active market for the purchase or sale of Residuals at this time. Accordingly, the Company estimates the fair value of the Residuals by calculating the present value of the estimated expected future excess cash flows received by the Company after being released by the Trust (cash out method) using a discount rate of 12%, which management believes is commensurate with the risks involved.

     The Company is entitled to the cash flows from the Residuals that represent collections on the lease receivables in excess of the amounts required to pay the Bonds and Certificate principal and interest, the base servicing fees and certain other fees such as trustee and custodial fees. At the end of each collection period, the aggregate cash collections from the lease receivables are allocated first to the servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Bond and Certificate holders for interest at the pass-through rate on the Bonds and Certificates plus principal as defined in the Trust and Security Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Cash Collateral Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Cash Collateral Account, the excess is released to the Company. If the Cash Collateral Account balance is not at the required credit enhancement level, the excess cash collected is used to build the cash collateral account until the credit enhancement level is achieved. The specified credit enhancement levels are defined in the applicable Trust and Security Agreement which are expressed generally as a percentage of either the original or current collateral principal balance.

     The implicit interest rate on the lease receivables is relatively high in comparison to the pass through rate on the Bonds and Certificates. In determining the value of the Residuals described above, the Company estimates the future rates of prepayments, delinquencies, defaults and default loss severity as they impact the amount and timing of the estimated cash flows. The Company has used a zero prepayment estimate because the lease contracts generally require the lessee to pay all or a majority of the lease payments due under the remaining lease term. The Company estimates the timing of the receipt of such prepayments in its estimate of cash flows. The Company's loss estimate is 1.5% to 2.0% of the gross lease payment, which is based on historical loss data for comparable leases and the specific characteristics of the leases originated by the Company. The Company's prepayment and default estimates resulted in a weighted average life of the pool of leases of between approximately 1.5 and 2.0 years.

     In future periods, the Company may increase the estimated fair value of the Residuals if the actual performance of the lease receivables is higher than the original estimate. If the actual performance of the lease receivables is lower than the original estimate, then an adjustment to the carrying value of the Residuals may be required if the estimated fair value of the Residuals is less than its carrying value.

     The Bond and Certificate holders and their securitization trusts have no recourse to the Company's other assets for failure of lessees to pay when due. The Company's Residuals are subordinate to the Bonds and Certificates until the Bond and Certificate holders are fully paid.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

  Allowance for Losses on Leases

     The Company establishes an allowance for losses to provide for expected losses in the Company's existing portfolio of leases and leases transferred on a recourse basis. The allowance for losses is based on the Company's historical and expected loss experience, industry knowledge and other economic factors. The ultimate obligation for defaults and delinquencies related to leases transferred on a recourse basis is measured and recorded at the time of transfer.

     Leases are collateralized by the equipment under lease, and lessees generally are required to personally guarantee lease payments. The Company's risk of loss is partially mitigated by recovering collateral and enforcing guarantees. However, the resale value of leased equipment generally declines at a rate greater than the principal of the lease. As a result, full recovery on defaulted leases is not usually possible.

  Lease Acquisition Costs and Broker Commissions

     Lease acquisition costs consist of broker bonuses and commissions paid upon the origination of the lease contracts. The costs are included in direct financing leases and are amortized to expense over the life of the related lease contracts on the interest method.

  Trade receivables

     The carrying values reported in the Consolidated Balance Sheets for trade receivables approximate their fair value.

  Fair value of financial instruments

     The fair values of financial instruments presented in the applicable notes to the Company's Consolidated Financial Statements are estimates of the fair values at a specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company does not necessarily intend to dispose of or liquidate such instruments prior to maturity. See Notes C, D, E and H.

  Title plants

     Title plants are recorded at the cost incurred to construct or obtain and organize historical title information to the point it can be used to perform title searches. Costs incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life if maintained. Sales of title plants are reported at the amount received net of the adjusted costs of the title plant sold. Sales of title plant copies are reported at the amount received. No cost is allocated to the sale of copies of title plants unless the carrying value of the title plant is diminished or impaired.

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

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

  Cost in excess of net assets acquired and other intangible assets

     Intangible assets include cost in excess of net assets acquired, capitalized software costs, capitalized licensing costs and capitalized debt offering costs and are amortized on a straight line basis over three to forty years. Intangible assets at December 31, 1998 consist of cost in excess of net assets acquired of $60,830,000 less accumulated amortization of $6,916,000, capitalized licensing costs of $2,500,000 less accumulated amortization of $221,000, capitalized software of $13,515,000 less accumulated amortization of $7,085,000 and capitalized debt offering costs of $4,536,000 less accumulated amortization of $2,500,000. At December 31, 1997, intangible assets consist of cost in excess of net assets acquired of $48,026,000 less accumulated amortization of $4,608,000, capitalized licensing costs of $2,500,000 less accumulated amortization of $159,000, capitalized software of $12,326,000 less accumulated amortization of $4,636,000 and capitalized debt offering costs of $6,883,000 less accumulated amortization of $3,625,000.

     Impairment of intangible assets is monitored on a continual basis, and is assessed based on an analysis of the cash flows generated by the underlying assets. No impairment of intangible assets has been noted.

  Income taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period enacted.

  Reserve for claim losses

     The Company's reserve for claim losses includes known claims as well as losses the Company expects to incur, net of recoupments. Each known claim is reserved for on the basis of a review by the Company as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims which are incurred but not reported are provided for at the time premium revenue is recognized based on historical loss experience and other factors, including industry averages, claim loss history, current legal environment, geographic considerations and type of policy written. The occurrence of a significant major claim (those greater than $500,000) in any given period could have a material adverse effect on the Company's financial condition and results of operations for such period. See Note J.

     If a loss is related to a policy issued by an independent agent, the Company may proceed against the independent agent pursuant to the terms of the agency agreement. In any event, the Company may proceed against third parties who are responsible for any loss under the title insurance policy under rights of subrogation.

     The Company also accrues reserves for losses arising from the escrow, closing and disbursement functions due to fraud or operational error based on historical experience.

  Reinsurance

     In the ordinary course of business, the Company reinsures certain risks with other insurers for the purpose of limiting its maximum loss exposure and also assumes reinsurance for certain risks of other insurers for the purpose of earning additional revenue. The Company cedes or assumes a portion of certain policy liabilities

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

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

  Title premiums, escrow fees, other fees and revenue and agent commissions

     Title insurance premiums, escrow fees and certain other fees and revenue are recognized as revenue at the time of closing of the related transaction as the earnings process is considered complete. Certain other fees and revenue are recognized over the period the related services are provided. Title insurance commissions earned by the Company's agents are recognized as an expense concurrently with premium recognition. Other fees and revenue includes revenue derived from Granite's operations, as well as non-title related revenue from other subsidiaries and other title-related revenue not included in title insurance premiums or escrow fees.

  Share and per share restatement

     On December 11, 1996, the Company declared a 10% stock dividend to shareholders of record on December 23, 1996, distributed January 7, 1997. The Company declared a 10% stock dividend on December 17, 1997 to shareholders of record on December 29, 1997, distributed January 14, 1998. On December 13, 1998, the Company declared a 10% stock dividend to shareholders of record on December 28, 1998, distributed January 12, 1999. The par value of the additional shares of common stock issued in connection with the stock dividends was credited to common stock and a like amount charged to retained earnings as of December 31, 1998, 1997 and 1996, respectively. Fractional shares were paid in cash.

     All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, in the Consolidated Financial Statements and Notes thereto have been retroactively adjusted to reflect all stock dividends and splits. Additionally, all data impacted has been restated to reflect the acquisitions of Granite, Alamo and BRON.

  Earnings per share

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), effective for fiscal years ending after December 15, 1997. The Company retroactively adopted SFAS 128 in 1997.

     Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Dilutive earnings per share is calculated by dividing net earnings available to common shareholders plus the impact of assumed conversions of dilutive potential securities. The Company has granted certain options and warrants which have been treated as common share equivalents for purposes of calculating diluted earnings per share. The Liquid Yield Option Notes ("LYONs") are considered other dilutive securities for purposes of calculating diluted earnings per share to the extent that they are not antidilutive.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

     The following table sets forth the calculation of basic and diluted earnings per share for each of the years in the three-year period ended December 31, 1998:

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          1998           1997          1996
                                                       -----------    ----------    ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic earnings per share calculation:
  Earnings before extraordinary loss.................   $105,692       $49,008       $29,241
  Extraordinary loss, net of applicable income tax
     benefit of $1,180...............................         --        (1,700)           --
                                                        --------       -------       -------
  Net earnings.......................................   $105,692       $47,308       $29,241
                                                        ========       =======       =======
          Weighted average shares....................     27,921        23,355        20,426
                                                        ========       =======       =======
Basic earnings per share
  Earnings before extraordinary loss.................   $   3.79       $  2.10       $  1.43
  Extraordinary loss.................................         --          (.07)           --
                                                        --------       -------       -------
  Net earnings.......................................   $   3.79       $  2.03       $  1.43
                                                        ========       =======       =======
Diluted earnings per share calculation:
  Earnings before extraordinary loss.................   $105,692       $49,008       $29,241
  Plus: Impact of assumed conversion of LYONs........      2,463         3,142         3,196
                                                        --------       -------       -------
  Earnings before extraordinary loss plus assumed
     conversion......................................    108,155        52,150        32,437
  Extraordinary loss, net of applicable income tax
     benefit of $1,180...............................         --        (1,700)           --
                                                        --------       -------       -------
  Net earnings plus assumed conversions..............   $108,155       $50,450       $32,437
                                                        ========       =======       =======
  Weighted average shares............................     27,921        23,355        20,426
  Plus: Incremental shares from assumed conversions
          LYONs......................................      3,694         5,008         5,272
          Options....................................      1,859         1,236           733
                                                        --------       -------       -------
  Dilutive potential shares..........................     33,474        29,599        26,431
                                                        ========       =======       =======
Diluted earnings per share
  Earnings before extraordinary loss plus assumed
     conversions.....................................   $   3.23       $  1.76       $  1.23
  Extraordinary loss.................................         --         (0.06)           --
                                                        --------       -------       -------
  Net earnings.......................................   $   3.23       $  1.70       $  1.23
                                                        ========       =======       =======

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

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

  Certain reclassifications

     Certain reclassifications have been made in the 1997 and 1996 Consolidated Financial Statements to conform to the classifications used in 1998.

B. ACQUISITIONS

     On April 4, 1996, the Company purchased 17% of the outstanding common stock of National Alliance Marketing Group, Inc. ("National Alliance"), a California corporation, for $567,000; together with a warrant to acquire an additional 14% of National Alliance common stock. In addition, the Company loaned $1,200,000 to National Alliance at closing at a rate of Prime plus one percent. Subsequently, the Company agreed to increase the credit facility from $1,200,000 to $1,700,000. In consideration for the increase in the credit facility National Alliance agreed to increase the warrant shares which the Company could purchase. If the entire $1,700,000 was borrowed the Company could purchase an additional 34% of the outstanding shares of National Alliance. After receiving approval of the transaction from the California Department of Insurance, the transaction closed on July 12, 1996. National Alliance is the parent company of Alliance Home Warranty Company ("Alliance"), a California insurance company. Alliance sells home warranty plans to buyers of resale homes, primarily in the Central and Southern California markets. A home warranty contract generally promises the repair or replacement of major operating systems and built-in appliances inside a home for a period of one year. On July 3, 1997, the Company converted the outstanding note balance in conjunction with the exercise of the warrants and then owned 51% of the outstanding common stock of National Alliance. The outstanding balance of the note receivable due from National Alliance at conversion was approximately $1.6 million. On August 14, 1998, the Company acquired the outstanding minority interest in National Alliance, 49%, for a purchase price of $3,320,000. The Company now owns 100% of National Alliance, which is now known as Fidelity National Home Warranty. Prior to the conversion of the convertible note in July 1997, the Company accounted for its investment in National Alliance on the equity method. Since that time the Company has accounted for National Alliance as a purchase and has consolidated its interest in National Alliance's financial position and results of operations with those of the Company.

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the National Alliance acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value.....................  $ 4,467
Cost in excess of net assets acquired......................    4,553
Liabilities assumed at fair value..........................   (3,383)
                                                             -------
          Total purchase price.............................  $ 5,637
                                                             =======

     Alamo acquired substantially all of the assets of Southwest Land Title Company of Angleton effective January 31, 1997 for $1.1 million cash, and created a new corporation, Alamo Title Company of Brazoria, Inc. ("Brazoria") into which the acquired assets were placed. This transaction has been accounted for as a purchase.

     The assets acquired, including cost in excess of assets acquired, in the Brazoria acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value......................  $  850
Cost in excess of net assets acquired.......................     250
                                                              ------
          Total purchase price..............................  $1,100
                                                              ======

     On March 31, 1997, Granite acquired the assets and liabilities of Global Finance & Leasing, Inc. ("Global"), a micro-ticket leasing company, for a purchase price of $2.3 million in cash. The acquisition

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

agreement provides for additional contingent consideration of $916,000 based on the collection of certain receivables. Granite believes the collection of these receivables is remote. Therefore, no liability has been recorded in the Company's Consolidated Financial Statements. This transaction has been accounted for as a purchase.

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the Global acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value.....................  $ 3,545
Cost in excess of net assets acquired......................    3,297
Liabilities assumed at fair value..........................   (4,508)
                                                             -------
          Total purchase price.............................  $ 2,334
                                                             =======

     On June 20, 1997, Granite acquired certain assets and liabilities of SFR Funding, Inc. ("SFR"), a small ticket equipment leasing company, for cash of $300,000, a note payable of $250,000 and the assumption of certain liabilities. The SFR transaction resulted in cost in excess of net assets acquired of $681,000. Neither the financial position nor the results of operations of SFR have been significant to the Company or Granite since acquisition. This transaction has been accounted for as a purchase.

     On August 22, 1997, the Company acquired the common stock of First Title Corporation ("First Title"), a title company with fourteen offices throughout the southeastern United States. First Title has been merged into a subsidiary of the Company. First Title was acquired for $4.7 million; payable in 80% common stock of the Company (278,738 shares or $3.8 million) and 20% cash (approximately $900,000). This transaction has been accounted for as a purchase.

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
                                                              ======

     On September 18, 1997, the Company acquired the common stock of Ifland Credit Services ("ICS"), a credit reporting company headquartered in Lexington, Kentucky, for a purchase price of $3.75 million. ICS has been merged with Credit Reports, Inc. ("CRI") and Classified Credit Data, Inc. ("CCD") in order to form Fidelity National Credit Services. The purchase price was payable 80% in common stock of the Company (187,170 shares or $3.0 million) and 20% cash ($750,000). This transaction has been accounted for as a purchase.

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
                                                              ======

     On October 9, 1997, the Company acquired the common stock of Credit Reports, Inc., a credit reporting company headquartered in Scottsdale, Arizona, with operations in California, Colorado, Nevada and Oregon.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

CRI has been merged with ICS and CCD in order to form Fidelity National Credit Services. The purchase price for CRI was $200,000, subject to certain purchase price adjustments based on the combined equity of CRI and Express Network, Inc., its affiliate, payable in 12,601 shares of Company common stock. This transaction has been accounted for as a purchase.

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the Credit Reports, Inc. acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value.....................  $ 2,559
Cost in excess of net assets acquired......................      139
Liabilities assumed at fair value..........................   (2,498)
                                                             -------
          Total purchase price.............................  $   200
                                                             =======

     Also on October 9, 1997, the Company acquired the common stock of Express Network, Inc. ("ENI"), a provider of attorney services such as courier, messenger, courthouse filing, process serving, investigation and reprographics. ENI provides services to legal firms in Los Angeles, Orange County, San Diego, Riverside and San Francisco, California. The purchase price for ENI was $10.55 million; subject to certain purchase price adjustments based on the combined equity of ENI and CRI, its affiliate, payable in 50% common stock of the Company (332,374 shares or $5.275 million) and 50% cash (approximately $5.275 million). Approximately $2.8 million of the cash portion of the purchase price will be paid in equal installments over a four-year period. This transaction has been accounted for as a purchase.

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

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the Classified Credit Data acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value......................  $ 385
Cost in excess of net assets acquired.......................    386
Liabilities assumed at fair value...........................   (471)
                                                              -----
          Total purchase price..............................  $ 300
                                                              =====

     On December 30, 1997, Granite completed the acquisition of 84% of the common stock of North Pacific Funding, Inc. dba C&W Leasing and its wholly-owned subsidiary CKC Corporation dba US Funding (collectively, "C&W Leasing"). The purchase price for this transaction was $5.1 million, in the form of notes payable to the former stockholders. This transaction has been accounted for as a purchase. The remaining 16% of the common stock of C&W Leasing was purchased on January 5, 1998 for additional consideration of $900,000 in promissory notes payable.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the C&W Leasing acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value.....................  $ 1,003
Cost in excess of net assets acquired......................    5,821
Liabilities assumed at fair value..........................   (1,724)
                                                             -------
          Total purchase price.............................  $ 5,100
                                                             =======

     The Company completed the sale of its wholly-owned subsidiary ACS Systems, Inc. ("ACS") to Micro General Corporation (OTCBB:MGEN) ("Micro General") for 4.6 million shares of Micro General common stock, valued at $1,297,000, on May 14, 1998. ACS provides small to medium size businesses within the real estate industry with software, systems integration and communication services including telecommunications hardware, long distance reselling, computer hardware and system software reselling, consulting services, technical services, internet services, electronic commerce and title and escrow software applications. ACS will continue to provide the above listed services to the Company at preferred customer rates. The Company currently owns 70.6% of Micro General Corporation. This transaction has been accounted for as a reverse merger of Micro General into the Company.

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the Micro General acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value.....................  $ 1,484
Cost in excess of net assets acquired......................    5,161
Liabilities assumed at fair value..........................   (4,812)
Minority interest..........................................     (536)
                                                             -------
          Total purchase price.............................  $ 1,297
                                                             =======

     Additionally, on November 17, 1998, Micro General acquired LDExchange.com, Inc. ("LDX"), for a purchase price of $3.1 million, payable $1.1 million in cash and $2.0 million in Micro General common stock (1,000,000 shares). LDX is a facilities based, wholesale carrier providing international telecommunication services.

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the LDX acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value.....................  $ 2,325
Cost in excess of net assets acquired......................    2,739
Liabilities assumed at fair value..........................   (1,964)
                                                             -------
          Total purchase price.............................  $ 3,100
                                                             =======

     Effective September 1, 1998, the Company acquired 100% of Lexington Capital Corporation ("Lexington"), a financial services company specializing in financing national and regional franchisee accounts, for a purchase price of $3.5 million, payable in $3.0 million in cash and $500,000 in restricted common stock of the Company (15,129 shares). The acquisition of Lexington resulted in $3,500,000 of cost in excess of net assets acquired. Neither the financial position or the results of operations of Lexington have been material to the Company since acquisition. This transaction has been accounted for as a purchase.

     Selected unaudited pro forma combined results of operations for the years ended December 31, 1998, 1997 and 1996, assuming the National Alliance (51%), Brazoria, Global, SFR, First Title, ICS, CRI, ENI, CCD and C&W Leasing acquisitions occurred on January 1, 1997 and 1996, and assuming the Micro General,

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

LDX, National Alliance (49%) and Lexington acquisitions occurred January 1, 1998 and 1997, are presented as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       1998         1997        1996
                                                    ----------    --------    --------
                                                      (DOLLARS IN THOUSANDS, EXCEPT
                                                            PER SHARE AMOUNTS)
Total revenue.....................................  $1,315,624    $908,244    $826,060
Basic earnings before extraordinary item..........     106,055      49,558      27,699
Basic net earnings................................     106,055      47,858      27,699
Basic earnings per share..........................        3.80        2.00        1.30
Diluted earnings before extraordinary item........     108,518      52,700      30,895
Diluted net earnings..............................     108,518      51,000      30,895
Diluted earnings per share........................        3.24        1.69        1.13

C. INVESTMENTS

     The carrying amounts and fair values of the Company's fixed maturity securities at December 31, 1998 and 1997 are as follows:

                                                                  DECEMBER 31, 1998
                                              ---------------------------------------------------------
                                                                       GROSS        GROSS
                                              CARRYING   AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                               VALUE       COST        GAINS        LOSSES      VALUE
                                              --------   ---------   ----------   ----------   --------
                                                               (DOLLARS IN THOUSANDS)
Fixed maturity investments (available for
  sale):
  U.S. government and agencies..............  $ 50,699   $ 49,949      $  932       $(182)     $ 50,699
  States and political subdivisions.........   188,703    183,299       5,405          (1)      188,703
  Corporate securities......................    86,027     85,179       1,491        (643)       86,027
  Foreign government bonds..................        75         75          --          --            75
  Mortgage-backed securities................     4,564      4,449         115          --         4,564
                                              --------   --------      ------       -----      --------
                                              $330,068   $322,951      $7,943       $(826)     $330,068
                                              ========   ========      ======       =====      ========

                                                                  DECEMBER 31, 1997
                                              ---------------------------------------------------------
                                                                       GROSS        GROSS
                                              CARRYING   AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                               VALUE       COST        GAINS        LOSSES      VALUE
                                              --------   ---------   ----------   ----------   --------
                                                               (DOLLARS IN THOUSANDS)
Fixed maturity investments (available for
  sale):
  U.S. government and agencies..............  $ 39,106   $ 38,720      $  429       $ (43)     $ 39,106
  States and political subdivisions.........   142,655    139,635       3,028          (8)      142,655
  Corporate securities......................    52,810     52,308         532         (30)       52,810
  Foreign government bonds..................        89         90          --          (1)           89
  Mortgage-backed securities................     5,158      5,118          60         (20)        5,158
                                              --------   --------      ------       -----      --------
                                              $239,818   $235,871      $4,049       $(102)     $239,818
                                              ========   ========      ======       =====      ========

     The change in unrealized gains (losses) on fixed maturities for the years ended December 31, 1998, 1997, and 1996 was $3,170,000, $5,263,000 and
($3,482,000), respectively.

     The amortized cost and estimated fair value of fixed maturity securities, which are classified as available for sale at December 31, 1998, by contractual maturity, are shown as follows. Expected maturities may differ

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties:

                                                           DECEMBER 31, 1998
                                             ---------------------------------------------
                                             AMORTIZED       %          FAIR         %
                                               COST       OF TOTAL     VALUE      OF TOTAL
                                             ---------    --------    --------    --------
                                                        (DOLLARS IN THOUSANDS)
Maturity
  One year or less.........................  $  5,836        1.8%     $  5,696       1.7%
  After one year through five years........   132,377       41.0       134,866      40.9
  After five years through ten years.......   158,156       49.0       162,528      49.2
  After ten years..........................    26,582        8.2        26,978       8.2
                                             --------      -----      --------     -----
                                             $322,951      100.0%     $330,068     100.0%
                                             ========      =====      ========     =====
Subject to call............................  $ 47,491       14.7%     $ 48,600      14.7%

     Fixed maturity securities valued at approximately $18,041,000 and $19,125,000 were on deposit with various governmental authorities at December 31, 1998 and 1997, respectively, as required by law.

     Equity securities at December 31, 1998 and 1997 consist of investments in various industry groups as follows:

                                                            DECEMBER 31,
                                              ----------------------------------------
                                                     1998                  1997
                                              ------------------    ------------------
                                                          FAIR                  FAIR
                                               COST       VALUE      COST       VALUE
                                              -------    -------    -------    -------
                                                       (DOLLARS IN THOUSANDS)
Banks, trust and insurance companies........  $ 1,874    $ 1,949    $   517    $   950
Industrial, miscellaneous and all other.....   35,878     48,242     41,154     76,603
                                              -------    -------    -------    -------
                                              $37,752    $50,191    $41,671    $77,553
                                              =======    =======    =======    =======

     The carrying value of the Company's investment in equity securities is fair value. As of December 31, 1998, gross unrealized gains and gross unrealized losses on equity securities were $22,464,000 and $10,025,000, respectively. Gross unrealized gains and gross unrealized losses on equity securities were $38,464,000 and $2,582,000, respectively, as of December 31, 1997.

     The change in unrealized gains and losses on equity securities for the years ended December 31, 1998, 1997 and 1996 was ($23,443,000), $12,756,000 and
$15,214,000, respectively.

     Included in equity securities is an investment in a certain equity security, CKE Restaurants, Inc., with a cost basis of $2,341,000 and a fair value of $18,462,000 at December 31, 1998 and a cost basis of $3,366,000 and a fair value of $31,404,000 at December 31, 1997.

     On July 22, 1997, the Company purchased 1,000,000 shares of common stock of GB Foods Corporation, now known as Santa Barbara Restaurant Group ("SBRG"), which represented approximately 15.5% of the outstanding common stock of SBRG for a purchase price of $5.0 million. Additionally, the Company purchased warrants to acquire an additional 3,500,000 shares of SBRG at various prices ranging from $5.00 -- $7.50 for a purchase price of $800,000; 1,500,000 warrants exercisable at $5.00 per share, 1,000,000 warrants exercisable at $7.00 per share and 1,000,000 warrants exercisable at $7.50 per share. In conjunction with the common stock purchase, the Company gained control of three seats on the SBRG Board of Directors. During 1998, the Company exercised 1,000,000 of the $5.00 warrants in conjunction with an acquisition by SBRG in order to provide SBRG additional capital. In addition, on December 31, 1998, the Company exchanged certain investments in restaurant common stocks with a combined value of $9.45 million for an additional

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

2,478,000 shares of SBRG. The Company now owns approximately 31.1% of SBRG. The Company's investment in SBRG is accounted for under the equity method.

     Effective July 1, 1997, the Company sold a majority interest (60%) of its subsidiary American Title Company ("ATC"), an underwritten title company, to certain members of ATC's management. ATC functions as an exclusive agent of the Company. The sale price of the 60% interest was $6.0 million resulting in a realized gain of approximately $1.3 million before applicable income taxes. As a result of a tax free reorganization of American National Financial, Inc. ("ANFI"), the parent company of ATC and its subsidiaries, in November 1998, the Company's interest in ATC was converted to an ownership interest of approximately 43% of ANFI. Subsequent to ANFI's initial public offering in February 1999, the Company's ownership interest in ANFI became approximately 31.5%. The Company's investment in ANFI is accounted for under the equity method.

     Interest and investment income, including realized gains (losses), consists of the following:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
                                                   (DOLLARS IN THOUSANDS)
Cash and cash equivalents.....................  $ 2,798    $ 1,370    $ 1,967
Fixed maturity securities.....................   13,014     11,256     10,384
Equity securities.............................   22,867     12,062      5,094
Short-term investments........................    1,483      1,891        165
Notes receivable..............................    1,913      2,486      2,801
Other.........................................   (2,488)     6,741     (1,184)
                                                -------    -------    -------
                                                $39,587    $35,806    $19,227
                                                =======    =======    =======

     Net realized gains included in interest and investment income amounted to $17,190,000, $16,839,000 and $2,476,000 for the years ended December 31, 1998,
1997 and 1996, respectively. 1998 net realized gains include a gain of approximately $9,700,000 related to the conversion of the Company's investment in Data Tree Corporation common stock to common stock of First American Financial Corporation. Included in net realized gains for the year ended December 31, 1997, are net realized gains from the sales of investments of approximately $10,500,000, a net realized gain from the sale of the Company's former home office building of approximately $4,300,000, and net realized gains on the sale of 60% of American Title Company, a former wholly-owned underwritten title company subsidiary, and the sale of FNF Ventures, Inc., a small business investment company subsidiary of approximately $1,300,000 and $800,000, respectively. All amounts are before applicable income taxes.

     During the years ended December 31, 1998, 1997 and 1996, gross realized gains on sales of fixed maturity securities considered available for sale were $700,000, $798,000 and $453,000, respectively; and gross realized losses were $268,000, $468,000 and $719,000, respectively. Gross proceeds from the sale of fixed maturity securities considered available for sale amounted to $71,114,000, $143,085,000 and $94,214,000, during the years ended December 31, 1998, 1997 and
1996, respectively.

     During the years ended December 31, 1998, 1997 and 1996, gross realized gains on sales of equity securities considered available for sale were $32,603,000, $12,986,000 and $6,186,000, respectively; and gross realized losses were $10,999,000, $2,515,000 and $2,091,000, respectively. Gross proceeds from the sale of equity securities amounted to $108,554,000, $120,094,000 and $94,161,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

D. LEASES AND RESIDUAL INTERESTS IN SECURITIZATIONS

  Direct Financing Leases

     Granite's direct financing leases at December 31, 1998 and 1997 consist of the following:

                                                             DECEMBER 31, 1998
                                                          -----------------------
                                                                        DIRECT
                                                                       FINANCING
                                                           DIRECT       LEASES
                                                          FINANCING   ASSIGNED TO
                                                           LEASES       LENDER
                                                          ---------   -----------
                                                          (DOLLARS IN THOUSANDS)
Minimum lease payments receivable.......................  $ 57,501      $ 6,398
Estimated residual values of leased property............     5,424          518
Lease acquisition costs and broker commissions..........     3,046           45
Unearned income.........................................   (16,300)        (818)
Allowance for credit losses.............................   (10,221)        (261)
Security deposits.......................................      (393)         (64)
                                                          --------      -------
                                                          $ 39,057      $ 5,818
                                                          ========      =======

                                                             DECEMBER 31, 1997
                                                          -----------------------
                                                                        DIRECT
                                                                       FINANCING
                                                           DIRECT       LEASES
                                                          FINANCING   ASSIGNED TO
                                                           LEASES       LENDER
                                                          ---------   -----------
                                                          (DOLLARS IN THOUSANDS)
Minimum lease payments receivable.......................  $ 25,832      $13,525
Estimated residual values of leased property............     3,480          709
Lease acquisition costs and broker commissions..........     2,194          215
Unearned income.........................................    (9,451)      (2,232)
Allowance for credit losses.............................    (2,440)        (200)
Security deposits.......................................      (275)        (115)
                                                          --------      -------
                                                          $ 19,340      $11,902
                                                          ========      =======

     Scheduled collections of minimum lease payments receivable are as follows:

                                                                        DIRECT
                                                                       FINANCING
                                                           DIRECT       LEASES
                                                          FINANCING   ASSIGNED TO
                                                           LEASES       LENDER
                                                          ---------   -----------
                                                          (DOLLARS IN THOUSANDS)
Year Ending December 31,
  1999..................................................  $ 15,782      $ 3,659
  2000..................................................    14,212        2,371
  2001..................................................    12,048          284
  2002..................................................     8,677           80
  2003..................................................     5,150            4
  Thereafter............................................     1,632           --
                                                          --------      -------
                                                          $ 57,501      $ 6,398
                                                          ========      =======

     At December 31, 1998, the weighted average implicit rate of interest is approximately 13.0%.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

     The carrying value of the direct financing leases at December 31, 1998 and 1997 approximated fair value because of the short-term period that these leases are held before sale or securitization or, in certain cases, because the interest rate approximates current market rates. The fair value of the direct financing leases assigned to lender at December 31, 1998 and 1997 approximated the carrying value because the interest rate on the related Class A Term Note approximates current market rates.

  Asset Securitization

     The Company has completed six securitization facilities that provide for aggregate funding limits of approximately $354,000,000. Two of the securitization facilities, GF Funding IV and GF Funding V, are revolving facilities.

     In April 1996, the Company's wholly-owned subsidiary, GF Funding I, issued $21,689,000 of 6.33% Class A Lease-Backed Term Note ("GFI Note") due November 20, 2001 in a private placement. The GFI Note is collateralized by (i) payments to be made under leases contributed by Granite Financial, LLC to GF Funding I,
(ii) all of GF Funding I's rights and interest in the leased equipment, (iii) a cash collateral account (which generally does not increase the overall level of credit enhancement, but rather accommodates changes that may occur from time to time in the form of credit enhancement from excess implicit principal balance of lease receivables to cash) and (iv) a financial guaranty insurance policy. Under the terms of the insurance policy, the monthly payments of interest and final payment of principal and maturity are unconditionally guaranteed. As this securitization was completed through the issuance of a debt security prior to the adoption of SFAS 125, the transaction is accounted for as a collateralized borrowing. Accordingly, the underlying lease assets, recorded as direct financing leases assigned to lender, and the related limited recourse note payable are reflected in the consolidated balance sheet. The underlying assets are comprised of the Company's net investment in the leases of $5,818,000 and $11,902,000 as of December 31, 1998 and 1997, respectively. The related limited recourse note payable was $5,930,000 and $11,719,000 as of December 31, 1998 and 1997, respectively. See Note H.

     In November 1996, GF Funding II was formed to establish the Company's second securitization facility. The facility provided for the issuance of up to $65 million in aggregate principal amount of Class A Lease-Backed Certificates due June 20, 2003 (the "1996 Certificates") in a private placement. For purposes of computing interest, the 1996 Certificates are issued in two tranches, consisting of the Floating Rate Tranche and the Fixed Rate Tranche. The principal amount of the Floating Rate Tranche will generally convert to the Fixed Rate Tranche on a quarterly basis. The Floating Rate Tranche bears interest at an annual rate equal to the LIBOR Rate, as adjusted from time to time, plus .50%. The Fixed Rate Tranche bears interest at an annual rate equal to the Treasury Rate, as adjusted form time to time, plus .70%. The annual interest rate on each tranche is subject to a maximum annual rate of 10%. The 1996 Certificates represent an undivided interest in a trust estate created by GF Funding II comprised of (i) payments to be made under leases contributed to GF Funding II, (ii) all of GF Funding II's right and interest in the leased equipment, (iii) a cash collateral account and (iv) a financial guaranty insurance policy. The securitization was fully funded in December 1997. The Company has recorded gains from the sales of leases with respect to this securitization of $5,656,000 and $864,000, respectively, during the years ended December 31, 1997 and 1996.

     In March 1997, GF Funding III was formed to establish the Company's third securitization facility. The facility provides for the issuance of up to $27,500,000 in the aggregate principal amount of 6.82% Class A Lease-Backed Certificates due December 20, 2002 (the "1997 Certificates") in a private placement. The 1997 Certificates represent an undivided interest in a trust estate created by GF Funding III comprised of (i) payments to be made under leases contributed to GF Funding III, (ii) all of GF Funding III's right and interest in the leased equipment, (iii) a cash collateral account, a capitalized interest account, a prefunding account and a collection account and (iv) a financial guaranty insurance policy. This securitization was fully

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

funded in June 1997. The Company has recorded gains from the sales of leases with respect to this securitization of $1,670,000 during the year ended December 31, 1997.

     In December 1997, GF Funding IV was formed to establish the Company's fourth securitization facility. The facility provides for the issuance of up to $150 million in aggregate principal amount of Class A Lease-Backed Certificates due September 2004 (the "GFIV Certificates") in a private placement. For purposes of computing interest, the GFIV Certificates are issued in two tranches, consisting of the Floating Rate Tranche and the Fixed Rate Tranche. The principal amount of the Floating Rate Tranche will generally convert to the Fixed Rate Tranche on a quarterly basis. The Floating Rate Tranche bears interest at an annual rate equal to the LIBOR Rate, as adjusted from time to time, plus .50%. The Fixed Rate Tranche bears interest at an annual rate equal to the Treasury Rate, as adjusted from time to time, plus .35%. The GFIV Certificates represent an undivided interest in a trust estate created by GF Funding IV comprised of (i) payments to be made under leases contributed to GF Funding IV, (ii) all of GF Funding IV's rights and interests in the lease equipment and (iii) a financial guaranty insurance policy. The Company is required to sell a minimum of $10,000,000 in leases to the securitization facility per quarter. The Company has recorded gains from the sales of leases with respect to this securitization of $6,456,000 and $1,418,000 during the years ended December 31, 1998 and 1997, respectively.

     In March 1998, GF Funding V was formed to establish the Company's fifth securitization facility. The facility provides for the issuance of up to $65 million in aggregate principal amount of Class A Lease-Backed Certificates due April 2005 (the "GFV Certificates") in a private placement. For purposes of computing interest, the GFV Certificates are issued in Fixed Rate Tranches which bear interest at an annual rate equal to the Treasury Rate, as adjusted form time to time, plus 1.20%. The GFV Certificates represent an undivided interest in a trust estate created by GF Funding V comprised of (i) payments to be made under leases contributed to GF Funding V and (ii) all of GF V's rights and interest in the leased equipment. The Company is required to sell a minimum of $15,000,000 in leases to the securitization facility per quarter. The Company has recorded gains from the sales of leases with respect to this securitization of $2,817,000 during the year ended December 31, 1998.

     In October 1998, GF Funding VI was formed to establish the Company's sixth securitization facility. The facility provides for the issuance of $30.3 million in Lease-Backed Certificates (the "GFVI Certificates"). The GFVI Certificates represent an undivided interest in a trust estate created by GFVI which is comprised of (i) all rights, title and interest in the subordinated interest in GF Funding I, GF Funding II, GF Funding III, GF Funding IV and GF Funding V, and the related purchase agreements, (ii) a cash collection account and (iii) a cash reserve account. The issuance of the GFVI Class A and Class B Certificates is accounted for as a collateralized borrowing. Accordingly, the subordinated interest, recorded as a residual interest in securitization, and the related Class A and B are reflected in the Company's Consolidated Balance Sheet. The outstanding Class A and B Certificates were $16,006,000 at December 31, 1998.

     The amounts due related to the Lease-Backed Notes and Certificates approximate fair value at December 31, 1998 and 1997 due to the fact that the interest rate paid on the Lease-Backed Notes and Certificates approximates market rates.

  Sale of Leases

     The Company entered into agreements with certain financial institutions to sell, on an ongoing basis, certain leases either on a recourse or non-recourse basis. The purchase price of the leases is determined on a transaction by transaction basis. A gain on sale is recognized on the date of sale based upon the present value of the payments to be received under the lease. The Company retains servicing of all leases under the agreements. During the years ended December 31, 1998, 1997 and 1996, the Company recognized a net gain on sale of leases of $857,000, $1,559,000 and $1,483,000, respectively.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

  Servicing Asset

     The Company has not established any servicing asset or liability, although the Company retained the servicing rights on the leases securitized because management has determined that revenues from contractually specified servicing fees and ancillary services are just adequate to compensate the Company for its servicing responsibilities

E. NOTES RECEIVABLE

     Notes receivable consist of the following:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             1998         1997
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Mortgage notes, secured by various deeds of trust,
  installments due monthly including interest at rates
  ranging from 7.0% to 10.0%, due through 2022...........   $ 1,316      $   426

Promissory notes, secured by various assets and
  unsecured, installments due monthly including interest
  at rates ranging from 6.0% to 13.0%, due through
  2014...................................................     9,711       10,074

Officer and employee secured and unsecured notes
  receivable at rates ranging from 7.0% to 10.0%, due
  through 2004...........................................     1,798        1,421
                                                            -------      -------
                                                             12,825       11,921
Allowance for doubtful receivables.......................    (2,064)      (1,758)
                                                            -------      -------
                                                            $10,761      $10,163
                                                            =======      =======

     The allowance for doubtful receivables is primarily related to certain promissory notes at December 31, 1998 and 1997. Interest income is not recognized on the Company's non-performing notes receivable. There were no non-performing notes receivable at December 31, 1998.

     The carrying value and estimated fair values of the Company's notes receivable were as follows at December 31, 1998 and 1997 (dollars in thousands):

                                                             DECEMBER 31,
                                              ------------------------------------------
                                                     1998                   1997
                                              -------------------    -------------------
                                              CARRYING     FAIR      CARRYING     FAIR
                                               VALUE       VALUE      VALUE       VALUE
                                              --------    -------    --------    -------
                                                        (DOLLARS IN THOUSANDS)
Mortgage notes..............................  $ 1,199     $ 1,199    $   426     $   426
Other promissory notes......................    7,999       7,999      8,563       8,563
Affiliated notes............................    1,563       1,563      1,174       1,174
                                              -------     -------    -------     -------
                                              $10,761     $10,761    $10,163     $10,163
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

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

F. INVESTMENTS IN REAL ESTATE AND PARTNERSHIPS

     At December 31, 1998 and 1997, the Company had financial interests ranging from 22% to 50% in three real estate partnerships which were accounted for under the equity method. These partnerships are involved in the ownership and management of commercial office buildings, retail facilities and have acquired specific parcels of real property for investment purposes. The Company, through Manchester Development Corporation ("Manchester"), a wholly-owned subsidiary, had a general partnership interest in one of the three real estate partnerships at December 31, 1998 and 1997.

     Two of these partnerships, representing raw land investments, also have officers and directors of the Company as partners with ownership interests that are based on cash contributions. These two partnerships require that all of the partners, including the Company, make pro-rata capital contributions should the partnerships require additional funds to pay liabilities. The carrying value of the Company's interests in these partnerships totalled $1,214,000 and $1,208,000 at December 31, 1998 and 1997, respectively.

     Summarized combined financial information of the unconsolidated partnerships is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
                                                             (DOLLARS IN THOUSANDS)
Total assets, primarily land, development and improvement
  costs..................................................  $4,127    $3,922    $3,960
Total liabilities, primarily notes and mortgages
  payable................................................       6       819       841
                                                           ------    ------    ------
Partners' equity.........................................  $4,121    $3,103    $3,119
                                                           ======    ======    ======
Revenue..................................................  $1,094    $   47    $  378
                                                           ======    ======    ======
Net income (loss)........................................  $  205    $   22    $  (73)
                                                           ======    ======    ======

     At December 31, 1998, the Company had a 92.5% interest in a real estate partnership which is consolidated with the Company. At December 31, 1997, the Company had a 92.5% and 76.3% interest in real estate partnerships consolidated with the Company.

     Manchester is also presently a partner with Sussex Holdings, Ltd. (an affiliate of Folco) in Folco Mission Valley Partners Limited Partnership, a California limited partnership. Manchester owns a 22% limited partnership interest and Sussex Holdings, Ltd. owns a 78% general partnership interest. Fidelity Title is the sole tenant in the building and received an approximate 30% decrease in its annual rental rate based upon its lease with Folco Mission Valley. Manchester's carrying value of this partnership interest was $224,000 and $3,000 at December 31, 1998 and 1997, respectively.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

     Investments in real estate and partnerships consist of the following:

                                                               DECEMBER 31,
                                                             ----------------
                                                              1998      1997
                                                             ------    ------
                                                               (DOLLARS IN
                                                                THOUSANDS)
Investments in real estate:
  Land.....................................................  $4,337    $4,337
  Commercial buildings, net of accumulated depreciation of
     $18 and $67...........................................     653       664
Investments in unconsolidated partnerships.................   1,435     1,714
                                                             ------    ------
                                                              6,425     6,715
Valuation allowance........................................  (1,752)   (1,514)
                                                             ------    ------
                                                             $4,673    $5,201
                                                             ======    ======

     During 1997 and 1996, the Company sold investments in real estate to third parties at an aggregate purchase price of $6.4 million and $917,000, respectively, which approximated the carrying value of the investments sold. There were no sales in 1998.

G. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1998         1997
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Land...................................................  $  1,724     $  4,897
Buildings..............................................     3,754        7,230
Leasehold improvements.................................    14,596       12,729
Furniture, fixtures and equipment......................   121,272      102,517
                                                         --------     --------
                                                          141,346      127,373
Accumulated depreciation and amortization..............   (95,276)     (82,660)
                                                         --------     --------
                                                         $ 46,070     $ 44,713
                                                         ========     ========

H. NOTES PAYABLE

Notes payable consist of the following (dollars in descriptions in thousands):

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Bank revolving credit facility secured by common stock of
  certain Insurance Subsidiaries and a certain UTC, interest due monthly at LIBOR plus 1.15% (6.21% at December 31,
  1998), unused portion of $53,698 at December 31, 1998, due
  September 2001............................................  $ 46,302     $     --

Bank revolving line of credit, warehouse line, secured by
  security interest in certain leases and the underlying
  equipment, interest due monthly at LIBOR plus 1.75% (6.81%
  at December 31, 1998), unused portion of $27,700 at
  December 31, 1998, due March 2000.........................     7,300           --

Bank revolving credit facility, unsecured, interest due
  monthly at LIBOR plus 1.15% (6.21% at December 31, 1998),
  no unused portion at December 31, 1998, due May 1999......    25,000           --

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Credit agreement, secured by common stock of certain
  Insurance Subsidiaries, principal due quarterly, interest
  due monthly at LIBOR plus 2.0%, due September 2001, paid
  and terminated in March 1998..............................  $     --     $ 15,250

Bank revolving credit facility, secured by common stock of
  certain Insurance Subsidiaries, interest due quarterly at
  LIBOR plus 2.0%, principal due quarterly beginning April
  1998, due September 2001, paid and terminated in March
  1998......................................................        --        5,000

Bank revolving line of credit, warehouse line, secured by
  security interest in certain leases and the underlying
  equipment, interest due monthly at Prime plus .625%,
  unused portion of $33,200 at December 31, 1997, subsequent to year end line of credit increased to $46,000 and
  maturity date extended, paid and terminated in October
  1998......................................................        --        2,784

Equipment line of credit, secured by equipment, interest due monthly at LIBOR plus 1.40% (6.46% at December 31, 1998),
  unused portion of $143 and $3,970 at December 31, 1998 and
  1997, due May 1999........................................     9,857        4,030

Bank revolving credit facility, secured by common stock of
  certain UTCs, semi-annual principal installments of $750
  and interest due quarterly at LIBOR plus 1.0%, due June
  2000, paid and terminated in December 1998................        --        3,750

Bank revolving credit facility, secured by common stock of
  certain UTCs, principal installments of $35 and interest
  due quarterly at LIBOR plus 1%, due December 2001, paid
  and terminated in December 1998...........................        --          560

Bank line of credit, unsecured, interest due monthly at
  Bank's Reference Rate plus .75% (8.50% at December 31,
  1998), no unused portion at December 31, 1998, paid and
  terminated January 1999...................................     3,000        3,000

Bank promissory note, secured by equipment, principal and
  interest due monthly at LIBOR plus 1.77% (6.83% at
  December 31, 1998) due July 2002..........................     8,903           --

Bank promissory note, secured by equipment, principal and
  interest due monthly at LIBOR plus 1.77%, paid in
  September 1998............................................        --        2,134

Bank promissory note, secured by equipment, principal and
  interest due monthly at LIBOR plus 2.10% (7.16% at
  December 31, 1998), due June 1999.........................       718        2,052

Bank promissory note, secured by equipment, principal and
  interest due monthly at 30 day commercial paper rate plus
  2.44% (6.61% at December 31, 1998), due September 2000....     3,281        5,000

Bank promissory note, secured by equipment, principal and
  interest due monthly at LIBOR plus 1.84% (6.90% at
  December 31, 1998), due May 2001..........................     2,902        4,042

Bank promissory note, secured by equipment, principal and
  interest due monthly at LIBOR plus 1.84% (6.90% at
  December 31, 1998), due September 2001....................     4,337        5,784

Promissory note, secured by real estate, principal and
  interest due monthly at 9.875%, paid in June 1998.........        --        1,693

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Note payable to bank, secured by common stock of certain
  subsidiaries, principal and interest due monthly at LIBOR
  plus 3.50% (9.468% at December 31, 1997), due within 30
  days of change in control or April 1998...................  $     --     $  8,000

Note payable secured by certain leases and a security
  interest in underlying equipment, principal and interest
  due monthly at 9.80%, due January 2000....................       347          638

Note payable to bank, secured by all tangible and intangible property of a certain subsidiary, principal and interest
  due monthly at 8.72%, due May 1999........................       926        1,292

Promissory notes, unsecured, interest due quarterly at
  8.00%, principal due at various dates through July 1999...     2,982        5,100

Convertible notes, secured by assets of a subsidiary, with
  interest of 9.5%; principal and interest due quarterly,
  due July 2001.............................................     2,900           --

Liquid Yield Option Notes, zero coupon, convertible
  subordinated notes due 2009 with interest at 5.5%,
  converted or redeemed in February 1999....................    71,307       76,635

Other promissory notes with various interest rates and
  maturities................................................     2,626        4,552
                                                              --------     --------
                                                              $192,688     $151,296
                                                              ========     ========

     Principal maturities, including accretion of original issue discount, are as follows (dollars in thousands):

1999......................................................  $ 51,174
2000......................................................    15,864
2001......................................................    51,477
2002......................................................     1,877
2003......................................................       323
Thereafter................................................    71,973
                                                            --------
                                                            $192,688
                                                            ========

     Also included in notes payable in the Consolidated Balance Sheets as of December 31, 1998 and 1997 is the Class A Lease-Backed Term Note due 2001. See Note D. The amount due related to the GFI Class A Lease-Backed Term Note was $5,930,000 and $11,719,000 at December 31, 1998 and 1997, respectively. The GFI note bears interest at 6.33% and is due November 2001. The carrying value of the GFI Class A Lease-Backed term note approximates fair value at December 31, 1998 and 1997 due to the fact that the interest rate paid on the GFI Class A Lease-Backed Note approximates market rates.

     Notes payable in the Consolidated Balance Sheet as of December 31, 1998 also includes the GFVI Class A Certificates in the amount of $7,878,000 and the Class B Certificates in the amount of $8,128,000. See Note D. The Class A and Class B Certificates bear interest at 6.20%, and are due in September 2005 and December 2005, respectively. The carrying value of the Class A and Class B Certificates approximates fair value at December 31, 1998 due to the fact that the interest rate paid on the Class A and Class B Certificates approximates market rates.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

     The carrying value and estimated fair values of the Company's notes payable were as follows at December 31, 1998 and 1997:

                                                          DECEMBER 31,
                                          --------------------------------------------
                                                  1998                    1997
                                          --------------------    --------------------
                                          CARRYING      FAIR      CARRYING      FAIR
                                           VALUE       VALUE       VALUE       VALUE
                                          --------    --------    --------    --------
                                                     (DOLLARS IN THOUSANDS)
Short-term borrowings...................  $ 13,400    $ 13,400    $ 19,483    $ 19,483
Long-term borrowings, variable rate.....    99,900      99,900      44,456      44,456
Long-term borrowings, fixed rate........    79,388      97,443      87,357     122,477
                                          --------    --------    --------    --------
                                          $192,688    $210,743    $151,296    $186,416
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

     The Company's credit agreement, dated as of September 21, 1995, included a $22 million term loan and a $13 million revolving credit facility, was secured by the common stock of certain Insurance Subsidiaries. This credit facility was terminated and paid in 1998 with the proceeds from a new revolving credit facility secured by the common stock of certain Insurance Subsidiaries and a certain UTC. Additionally, the Company must comply with certain affirmative and negative covenants related to its bank revolving lines of credit and other debt facilities, which require, among other things, that the Company maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions.

     In February 1994, the Company issued zero coupon, convertible subordinated Liquid Yield Options Notes due February 2009 ("LYONs") at an interest rate of 5.5% with a principal amount at maturity of $235,750,000. Net proceeds to the Company were approximately $101,000,000. The proceeds were used for investment and general corporate purposes, including the repurchase of treasury shares. The conversion rate of the LYONs is 28.077 shares of common stock per $1,000 maturity value of LYONs. Conversion is at the option of the holder, at any time on or prior to maturity. Each holder, at its option, may put the LYONs to the Company as of February 15, 1999 and February 15, 2004 for a purchase price per LYON of $581.25 and $762.40, respectively. The Company at its option, may elect to pay the put in cash or shares of its common stock. The LYONs are redeemable by the Company for cash on or after February 15, 1999 at a price equal to the issue price of $441.31 plus accrued original issue discount through the date of redemption. The maturity value of LYONs outstanding at December 31, 1998 was approximately $124,113,000.

     On October 17, 1997, the Company in a private transaction, purchased $45 million aggregate principal amount at maturity of its outstanding Liquid Yield Option Notes due 2009 from Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") for an aggregate purchase price of $27.2 million (or $605 per $1,000 principal amount at maturity of LYONs). The purchase price was paid in the form of 1,394,381 shares, $26.4 million, of the Company's common stock (the "Exchange Shares"). The Company also paid Merrill Lynch the excess of a base price of $19.53 per Exchange Share over the actual sales price (less $0.05 per share in commissions) realized by Merrill Lynch for sales of up to 607,881 Exchange Shares. The Company also paid Merrill Lynch, for each day, an amount in cash to be determined by multiplying the Net Carry Amount (number of Exchange Shares multiplied by $19.53) by the Applicable Rate (LIBOR plus 2.50%). The Company's payment obligations were subject to reduction for dividends on Exchange Shares received by Merrill Lynch during the period. The Company paid the foregoing amounts to Merrill Lynch in cash of approximately $790,000 on November 7, 1997. The purchase of the LYONs increased stockholders'

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

equity by approximately $24.7 million while reducing outstanding debt by approximately $24.3 million. Additionally, an extraordinary loss due to the early retirement of debt of approximately $1.7 million, net of applicable income taxes, was recorded in the fourth quarter of 1997.

     On January 13, 1999, the Company announced that it was going to redeem, pursuant to the terms of the indenture, its outstanding Liquid Yield Option Notes due 2009 for $581.25 per $1,000 maturity value on February 15, 1999. Additionally, the LYONs holders had the right to convert the outstanding LYONs to 28.077 shares of Company common stock per $1,000 maturity value of LYONs at any time. As of February 15, 1999, $123,681,000 maturity value of LYONs had converted to 3,473,000 shares of common stock, adding approximately $70 million to equity while reducing outstanding note payable by a like amount. The remaining $432,000 of maturity value was redeemed for cash of approximately $251,000.

I. INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Current..............................................  $ 82,267    $33,729    $10,373
Deferred.............................................   (12,825)     1,686      8,612
                                                       --------    -------    -------
                                                       $ 69,442    $35,415    $18,985
                                                       ========    =======    =======

     Total income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 was allocated as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Income from continuing operations.....................  $69,442    $36,595    $18,985
Extraordinary gain (loss).............................       --     (1,180)        --
                                                        -------    -------    -------
                                                        $69,442    $35,415    $18,985
                                                        =======    =======    =======

     The effective tax rate differs from the statutory income tax rate as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Statutory income tax rate...................................  35.0%    35.0%    35.0%
Tax exempt interest income..................................  (1.6)    (1.7)    (1.1)
Non-deductible expenses.....................................   1.7      5.8      2.4
State taxes, net of Federal deduction.......................   3.6      3.1      2.3
Other.......................................................   1.0       .6       .8
                                                              ----     ----     ----
                                                              39.7%    42.8%    39.4%
                                                              ====     ====     ====

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

     The deferred tax assets and liabilities at December 31, 1998 consist of the following:

                                                      DEFERRED       DEFERRED TAX
                                                     TAX ASSETS      LIABILITIES
                                                     ----------      ------------
                                                        (DOLLARS IN THOUSANDS)
Provision for claim losses in excess of statutory
  amounts..........................................   $65,191          $    --
Employee benefit accruals..........................    11,339               --
Excess book over tax provision for bad debts.......     4,511               --
Accrued liabilities................................     8,264               --
Deferred state income taxes........................     5,423               --
Other assets.......................................       112               --
Statutory unearned premium reserve.................        --           60,024
Accelerated depreciation...........................        --            3,433
Investment securities..............................        --            8,101
Investments in partnerships........................        --              389
Investments in real estate.........................        --              153
Section 338(h)(10) gain deferral...................        --            1,670
Other acquisition accruals.........................        --            5,563
Lease accounting...................................        --            1,786
Other liabilities..................................        --            4,995
Net operating loss available for carryovers........     4,539               --
                                                      -------          -------
                                                       99,379           86,114
Less: valuation allowance..........................     2,300               --
                                                      -------          -------
          Total deferred taxes.....................   $97,079          $86,114
                                                      =======          =======

     The deferred tax assets and liabilities at December 31, 1997 consist of the following:

                                                      DEFERRED       DEFERRED TAX
                                                     TAX ASSETS      LIABILITIES
                                                     ----------      ------------
                                                        (DOLLARS IN THOUSANDS)
Provision for claim losses in excess of statutory
  amounts..........................................   $50,275          $    --
Employee benefit accruals..........................     8,365               --
Excess book over tax provision for bad debts.......     4,217               --
Other assets.......................................     2,301               --
Statutory unearned premium reserve.................        --           52,411
Accelerated depreciation...........................        --              875
Investment securities..............................        --           16,156
Investments in partnerships........................        --              392
Investments in real estate.........................        --              154
Section 338(h)(10) gain deferral...................        --            2,046
Other acquisition accruals.........................        --            5,509
Lease accounting...................................        --            3,214
Other liabilities..................................        --            2,012
Net operating loss available for carryover.........     1,812               --
                                                      -------          -------
                                                       66,970           82,769
Less: valuation allowance..........................       711               --
                                                      -------          -------
          Total deferred taxes.....................   $66,259          $82,769
                                                      =======          =======

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

     Based upon the Company's current and historical pretax earnings, management believes it is more likely than not that the Company will realize the benefit of its existing deferred tax assets, net of the recorded valuation allowance. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

     The Company's 1995 and 1996 Federal income tax returns are currently under examination by the Internal Revenue Service. Based on information currently available, management does not believe the outcome of these examinations will have a material impact on the financial condition or results of operations of the Company.

J. SUMMARY OF RESERVE FOR CLAIM LOSSES

     A summary of the reserve for claim losses follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Beginning balance..................................  $201,674    $196,527    $153,207
  Reserves assumed from First Title Corp. .........        --         284          --
  Reserves transferred due to the sale of American
     Title Company.................................        --        (160)         --
  Reserves assumed from Nations Title Inc..........        --          --      45,171
  Title claim loss provision related to:
     Current year..................................    59,294      39,301      35,478
     Prior years...................................        --       2,257         797
                                                     --------    --------    --------
  Total title claim loss provision.................    59,294      41,558      36,275
  Title claims paid, net of recoupments related to:
     Current year..................................    (1,045)     (3,385)     (2,749)
     Prior years...................................   (35,389)    (33,150)    (35,377)
                                                     --------    --------    --------
  Total title claims paid, net of recoupments......   (36,434)    (36,535)    (38,126)
                                                     --------    --------    --------
Ending balance.....................................  $224,534    $201,674    $196,527
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

K. COMMITMENTS AND CONTINGENCIES

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

     The Company has entered into various employment agreements with officers of the Company. These agreements provide for a specified salary to be paid to the officers and include incentive compensation

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

arrangements. The agreements contain non-compete provisions. The terms of the agreements range from three to five years and normally contain extension provisions.

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

     In conducting its operations, the Company routinely holds customers' assets in trust, pending completion of real estate transactions. Such amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. The Company has a contingent liability relating to proper disposition of these balances for its customers which amounted to $532.2 million at December 31, 1998.

     The Company leases certain of its premises and equipment under leases which expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years.

     Future minimum operating lease payments are as follows (dollars in thousands):

1999......................................................  $ 29,999
2000......................................................    24,776
2001......................................................    20,418
2002......................................................    14,856
2003......................................................     9,992
Thereafter................................................    24,590
                                                            --------
          Total future minimum operating lease payments...  $124,631
                                                            ========

     Rent expense incurred under operating leases during the years ended December 31, 1998, 1997 and 1996 was $32,609,000, $29,730,000 and $28,117,000,
respectively. Included in rent expense for 1998, 1997 and 1996 is $485,000, $523,000 and $523,000, respectively paid to related parties.

L. STOCKHOLDERS' EQUITY

     Title insurance companies, including underwriters, underwritten title companies and independent agents, are subject to extensive regulation under applicable state laws. Each insurance underwriter is usually subject to a holding company act in its state of domicile which regulates, among other matters, the ability to pay dividends and investment policies. The laws of most states in which the Company transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting principles, financial practices, establishing reserve and capital and surplus requirements, defining suitable investments for reserves, capital and surplus and approving rate schedules. In 1998, the National Association of Insurance Commissioners approved codified accounting practices that changed the definition of what constitutes prescribed statutory accounting practices and will result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements commencing in 2001. The Company is currently evaluating the impact of the rules.

     Pursuant to statutory accounting requirements of the various states in which the Insurance Subsidiaries are licensed, they must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined on a quarterly basis by

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten or the age and dollar amount of statutory premiums written. As of December 31, 1998, the combined statutory unearned premium reserve required and reported for the Insurance Subsidiaries was $207.2 million.

     The Insurance Subsidiaries are regulated by the insurance commissioners of their respective states of domicile. Regulatory examinations usually occur at three year intervals. Examinations are currently in progress for Fidelity Title (1998, which was previously scheduled for 1997 but will now be as of 1998), Fidelity New York (1996), Nations New York (1996) and National (1996). The Company has not received preliminary reports of examination for Fidelity Title, Fidelity New York, Nations New York or National, as the examinations are currently ongoing. Additionally, the Auditor Division of the Controller of the State of California is currently conducting an audit of the funds due the State of California under various escheatment regulations for the years ended December 31, 1998 and prior. The Company does not believe that either the audits performed by the insurance regulators or the Controller of the State of California will have a material impact on its financial position, its results of operations or its combined statutory capital and surplus.

     Statutorily calculated net worth determines the maximum insurable amount under any single title insurance policy. As of January 1, 1999, the Company's self-imposed single policy maximum insurable amounts, which comply with all statutory limitations, for Fidelity Title, Fidelity New York and Alamo Title were $60.0 million, $90.0 million and $17.5 million, respectively. The self-imposed single policy maximum insurable amounts for Nations New York and National were $19.0 million and $5.0 million, respectively.

     The Insurance Subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. In the case of Fidelity Title, the total amount of dividends made in any twelve-month period may not exceed the greater of 10% of the surplus as regards policyholders as of the last day of the preceding year or net earnings for the twelve-month period ending the last day of the preceding year. In the case of Fidelity New York, the total amount of dividends and distributions is limited to surplus as regards policyholders, excluding capital stock and surplus resulting from unrealized gains on investments, less fifty percent of statutory premium reserve as of the last day of the preceding year and capital contributions received in the latest five-year period. In the case of Alamo Title, the total amount of dividends made in any twelve-month period may not exceed the greater of 20% of the surplus as regards policyholders as of the last day of the preceding year or net earnings for the twelve-month period ending the last day of the preceding year. As of January 1, 1999, Fidelity Title could pay dividends or make other distributions to the Company of $10,588,000, Fidelity New York could pay dividends or make other distributions to the Company of $13,325,000 and Alamo Title could pay dividends or make other distributions to the Company of $9,064,000.

     The combined statutory capital and surplus of the Insurance Subsidiaries was $164,953,000, $122,107,000 and $97,845,000 as of December 31, 1998, 1997 and
1996, respectively. The combined statutory earnings of the Insurance Subsidiaries were $37,771,000, $26,701,000 and $12,243,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     As a condition to continued authority to underwrite policies in the states in which the Insurance Subsidiaries conduct their business, the Insurance Subsidiaries are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, the Company's escrow and trust business is subject to regulation by various state banking authorities.

     Pursuant to statutory requirements of the various states in which the Insurance Subsidiaries are domiciled, they must maintain certain levels of minimum capital and surplus. Each of the Company's title underwriters have complied with the minimum statutory requirements as of December 31, 1998.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

     On March 18, 1998, the Company announced that it had entered into an agreement to sell National Title Insurance of New York Inc. to ATC for $3.25 million, subject to regulatory approval and certain other conditions. The purchase price is structured at a premium to book value. National was acquired in April 1996, as part of the Nations Title Inc. acquisition, and has not been actively underwriting policies since the transaction closed. This transaction has not yet received regulatory approval. See also Note C.

     The UTCs are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth of $7.5 million and $2.5 million is required for Fidelity National Title Company ("FNTC") and Fidelity National Title Company of California ("FNCAL"), respectively. FNTC and FNCAL are in compliance with their respective minimum net worth requirements at December 31, 1998.

M. EMPLOYEE BENEFIT PLANS

     Employee benefits include an employee stock purchase plan, three stock option plans and a 401(k) plan.

     In 1987, stockholders approved the adoption of an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP and subsequent amendments, there are 8,785,000 shares of the Company's common stock available for purchase at current market prices by Company employees who meet certain vesting requirements. Pursuant to the ESPP, Company employees may contribute an amount between 5% and 15% of their base salary and certain commissions. The Company contributes varying amounts as specified in the ESPP. During the years ended December 31, 1998, 1997 and 1996, 282,216, 353,594 and 371,852 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $29.42, $13.73 and $11.32 per share, respectively. The Company contributed $2.0 million or the equivalent of 67,407 shares for the year ended December 31, 1998, $1.7 million or the equivalent of 122,740 shares for the year ended December 31, 1997 and $1.2 million or the equivalent of 107,218 shares for the year ended December 31, 1996 in accordance with the employer's matching contribution. A total of 7,526,473 shares have been purchased by both the ESPP and employees since the adoption of the ESPP.

     In 1987, stockholders also approved the adoption of a Stock Option Plan ("1987 Option Plan"). Under the terms of the 1987 Option Plan, the Company may grant stock options to certain key employees and non-employee directors or officers. The number of shares issuable under the 1987 Option Plan is 1,812,000 shares of common stock at not less than fair market value on the date of grant. Employees are eligible to receive incentive stock options or non-qualified stock options and non-employee directors are eligible to receive non-qualified stock options. Options available to directors or officers may not exceed one-half of the aggregate number of shares available for grant. All options granted become exercisable at the discretion of the Board of Directors and expire five to eleven years from the date of grant. Options that lapse or are cancelled prior to exercise are added to the shares authorized for future grants. The 1987 Option Plan expired December 31, 1997.

     In 1992, stockholders approved the adoption of the 1991 Stock Option Plan ("1991 Option Plan"). Under the terms of the 1991 Option Plan, options may be granted to officers and key employees of the Company or any or all of its present or future subsidiaries. The number of shares reserved for issuance under the 1991 Option Plan and subsequent amendments is 1,953,000 shares of common stock, which may be newly issued or treasury shares. The per share option price is determined at the date of grant. The option price may be less than the fair market value of the common stock at the date of grant to reflect the application of the optionee's deferred bonus, if applicable. Options granted under the 1991 Option Plan shall be exercisable in such installments and for such periods as may be fixed at the time of grant, but in no event shall any stock options extend for a period in excess of 12 years from the date of grant.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

     This plan allows for exercise prices with a fixed discount from the quoted market price. 115,169 options were granted in 1996 at an exercise price of $9.39 to key employees of the Company who applied deferred bonuses expensed in 1995 amounting to $433,000 to the exercise price, reducing it to $5.64 if exercised within the first year of the grant. The exercise price of these options decreases approximately 5.0% per year through 2001 and $.16 per share from 2002 through 2007, at which time the exercise price will be $3.31. In 1997, 201,169 options were granted at an exercise price of $10.44 to key employees of the Company who applied deferred bonuses expensed in 1996 amounting to $876,000 to the exercise price, reducing it to $6.30 if exercised within the first year of the grant. The exercise price of these options decreases approximately 7% per year through 2002 and $.18 per share from 2003 through 2008, at which time the exercise price will be $3.74. In 1998, 388,123 options were granted at an exercise price of $24.26 to key employees of the Company who applied deferred bonuses expensed in 1997 amounting to $1,764,000 to the exercise price, reducing it to $19.72 if exercised within the first year of the grant. The exercise price of these options decreases approximately 7% per year through 2003 and $.20 per share from 2004 through 2009, at which time the exercise price will be $16.90. Additionally, the Company recorded compensation expense relating to the price decrease of $282,000, 194,000 and $111,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

     In 1994, stockholders approved the adoption of the 1993 Stock Plan ("1993 Plan"). Under the terms of the 1993 Plan, options may be granted to officers, key employees and non-employee directors of the Company. The number of shares of common stock reserved for issuance under the 1993 Plan is 1,098,000. The per share option price is determined at the date of grant, provided that the price for incentive stock options shall not be less than 100% of their market value or award stock shares. The 1993 Plan also contains an automatic grant of non-qualified stock options to non-employee directors at an exercise price equal to 100% of fair value at date of grant, and the right to exercise such options shall vest equally over three years. Stock options granted under the 1993 plan are exercisable subject to the terms and conditions set by the Board of Directors, however, options shall be exercisable no earlier than six months nor later than ten years following the grant date.

     In 1996, Granite adopted a Stock Option Plan ("Granite Plan", now issuable in Company common stock) allowing for the issuance of qualified and non-qualified stock options to purchase an aggregate of 347,000 shares of common stock to directors, officers, employees, agents and consultants of Granite. The Granite Plan is administered by the Board of Directors. The Granite Plan provides that qualified stock options be granted at an exercise price equal to fair market value of the common shares of Granite on the date of the grant, and must be at least 110% of fair market value when granted to a 10% or more shareholder. The term of all qualified stock options granted under the Granite Plan may not exceed ten years, except the term of qualified stock options granted to a 10% or more shareholder, which may not exceed five years. The Granite Plan provides that non-qualified stock options be granted at an exercise price not less than 85% of the fair market value of the common shares of Granite on the date of grant. The term of all non-qualified stock options granted under the Granite Plan may not exceed ten years, except the term of non-qualified stock options granted to a 10% or more shareholder, which may not exceed five years. In April 1997, the Granite Plan was amended and restated in order to make certain technical modifications thereto and was further amended in June 1997 to increase the shares of common stock reserved for issuance to 695,000.

     During 1998, stockholders approved the adoption of the 1998 Stock Incentive Plan ("1998 Plan"). The 1998 Plan authorizes up to 1,100,000 shares of common stock, plus an additional 220,000 shares of common stock on the date of each annual meeting of the stockholders of the Company, for issuance under the terms of the 1998 Plan. The authorized number of shares is subject to adjustment in the event of stock splits, stock dividends or certain other similar changes in the capital structure of the Company. The 1998 Plan provides for grants of "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), non-qualified stock options and rights to purchase shares of common stock ("Purchase Rights"). Incentive stock options, non-qualified stock options and Purchase Rights may be granted to employees of the Company and its subsidiaries and affiliates. Non-qualified stock options and

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

Purchase Rights may be granted to employees of the Company and its subsidiaries and affiliates, non-employee directors and officers, consultants and other service providers.

     The Board of Directors, or a committee consisting of two or more members of the Board of Directors, will administer the 1998 Plan (the "Administrator"). The Administrator will have the full power and authority to interpret the 1998 Plan, select the recipients of options and Purchase Rights, determine and authorize the type, terms and conditions of, including vesting provisions, and the number of shares subject to, grants under the 1998 Plan, and adopt, amend and rescind rules relating to the 1998 Plan. The term of options may not exceed 10 years from the date of grant (5 years in the case of a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company). The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such options is granted (110% of fair market value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). There is no minimum purchase price for shares of common stock purchased pursuant to a Purchase Right, and any such purchase price shall be determined by the Administrator. The maximum number of shares for which options or Purchase Rights may be granted to any one person during any one calendar year under the 1998 Plan is 300,000 and in no event shall the aggregate number of shares subject to incentive stock options exceed 1,000,000. The aggregate fair market value of the common stock (determined as of the date of grant) with respect to incentive stock options granted under the 1998 Plan or any other stock option plan of the Company that become exercisable for the first time by any optionee during any calendar year may not exceed $100,000.

     A summary of the Company's stock option activity, and related information for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                            1998                    1997                    1996
                                   ----------------------   ---------------------   ---------------------
                                                WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                 AVERAGE                 AVERAGE                 AVERAGE
                                     NUMBER     EXERCISE     NUMBER     EXERCISE     NUMBER     EXERCISE
                                   OF SHARES      PRICE     OF SHARES     PRICE     OF SHARES     PRICE
                                   ----------   ---------   ---------   ---------   ---------   ---------
Stock options outstanding,
  beginning of year..............   4,089,410    $ 7.49     3,254,645    $ 6.77     2,710,202    $ 6.25
Stock options granted............   1,730,043     23.46       993,867      9.90       725,651      8.64
Stock options exercised..........  (1,290,640)     7.12      (159,101)     7.85       (67,412)     3.87
Stock options cancelled..........          --        --            (1)     5.31      (113,796)     8.11
                                   ----------    ------     ---------    ------     ---------    ------
Stock options outstanding,
  end of year....................   4,528,813    $13.72     4,089,410    $ 7.49     3,254,645    $ 6.77
Exercisable at end of year.......   3,180,984      9.31     3,451,363      6.98     2,831,914      6.37
Weighted-average fair value of
  options granted during the
  year...........................          --    $26.63            --    $10.73            --    $10.11

     The weighted average remaining contractual life of the options outstanding at December 31, 1998 is 7.68 years.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

     The following table sets forth options outstanding and exercisable by price range as of December 31, 1998:

                              DECEMBER 31, 1998
-----------------------------------------------------------------------------
                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
-----------------------------------------------------   ---------------------
                               WEIGHTED-
                                AVERAGE     WEIGHTED-               WEIGHTED-
                               REMAINING     AVERAGE                 AVERAGE
   RANGE OF        NUMBER     CONTRACTUAL   EXERCISE     NUMBER     EXERCISE
EXERCISE PRICES   OF SHARES      LIFE         PRICE     OF SHARES     PRICE
---------------   ---------   -----------   ---------   ---------   ---------
$ 0.48 -  5.31      472,159       7.24       $ 4.19       472,159    $ 4.19
  6.01 -  6.49      524,269       7.18         6.34       524,269      6.34
  6.83 -  9.48      687,834       6.00         7.88       687,834      7.88
  9.58 - 10.02      485,973       7.60         9.72       385,140      9.64
 10.13 - 10.43      646,840       6.44        10.41       646,840     10.41
 10.85 - 19.40      475,042       9.13        17.96       454,742     17.98
 24.26 - 24.26      706,200       9.03        24.26            --        --
 25.97 - 28.64      461,746       9.19        26.24        10,000     28.64
 29.43 - 31.53       63,250       9.65        31.26            --        --
 34.77 - 34.77        5,500       9.30        34.77            --        --
--------------    ---------       ----       ------     ---------    ------
$ 0.48 - 34.77    4,528,813       7.68       $13.72     3,180,984    $ 9.31

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25") and related Interpretations in accounting for its employee stock options. As discussed below, in management's opinion, the alternative fair value accounting provided for under Statement of Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

     Pro forma information regarding net earnings and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions. The risk free interest rates used in the calculation is the rate on the date the options were granted. The risk free interest rate used for options granted during 1998, 1997 and 1996 were 5.7%, 6.0% and 6.5%, respectively. A volatility factor for the expected market price of the common stock of 50% was used for options granted in 1998, 1997 and 1996. The expected dividend yield used for 1998, 1997 and 1996 was 1.0%, 1.0% and 2.0%, respectively. A weighted average expected life of seven years was used in all years as the Company has little history of options being exercised.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

     For purpose of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options' vesting period. The Company's pro forma information follows:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
                                                    (IN THOUSANDS, EXCEPT
                                                   PER SHARE INFORMATION)
Pro forma basic net earnings..................  $94,982    $44,056    $26,334
Pro forma diluted net earnings................   97,445     47,198     29,530
Pro forma earnings per share
  Basic.......................................  $  3.40    $  1.89    $  1.29
  Diluted.....................................     2.91       1.59       1.12

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

N. SUPPLEMENTARY CASH FLOW INFORMATION

     The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities. See Notes B, H and I.

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
                                                   (DOLLARS IN THOUSANDS)
Cash paid during the year:
  Interest....................................  $ 8,153    $ 6,923    $ 6,887
                                                =======    =======    =======
  Income taxes................................  $77,277    $17,325    $18,403
                                                =======    =======    =======
Non-cash investing and financing activities:
  Dividends declared and unpaid...............  $ 2,270    $ 1,254    $   975
                                                =======    =======    =======
  Acquisitions................................  $ 6,250    $24,377    $ 4,650
                                                =======    =======    =======
  Retirement of LYONs.........................  $    --    $26,422    $    --
                                                =======    =======    =======
  Conversion of LYONs.........................  $ 9,202    $   888    $    --
                                                =======    =======    =======

O. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF RISK

     The Company generates a significant amount of title insurance premiums in California and Texas, 33.1% and 19.6% in 1998, 32.9% and 20.8% in 1997, and 33.1% and 21.1% in 1996, respectively.

     Granite's leases are originated through a network of approximately 73 independent lease originators located throughout the United States. No single lease originator accounted for more than 10% of the leases funded by the Company during the years ended December 31, 1998 and 1997. Transactions generated by the Company's ten largest independent lease originators accounted for approximately 26.0% and 53.9% of leases funded during the years ended December 31, 1998 and 1997.

     Granite approved contingent fundings of approximately $67,900,000 and $73,200,000 in leases at December 31, 1998 and 1997, respectively.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, leases, residual interests in securitizations, trade receivables and notes receivable.

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

P. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are necessary to be recognized under accounting standards as components of comprehensive earnings to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement, but requires that an enterprise display an amount representing total comprehensive earnings for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive earnings by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 became effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 has not had a material impact on the Company's financial reporting.

     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 became effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

statements for interim periods in the second year of application. The adoption of SFAS 131 has not had a material impact on the Company's financial reporting.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively, "derivatives") and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. It requires changes in the fair value of a derivative instrument and the changes in fair value of assets or liabilities hedged by that instrument to be included in earnings. To the extent that the hedge transaction is effective, earnings are equally offset by both investments. Currently the changes in fair value of derivative instruments and hedged items are reported in net unrealized gain (loss) on securities.

     SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. Earlier application of all of the provisions of SFAS 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. The Company does not believe the adoption of SFAS 133 will have a material impact on its financial reporting.

Q. SUBSEQUENT EVENTS

     The Company's Board of Directors declared a cash dividend of $.07 per share on March 17, 1999, which will be payable on May 28, 1999 to stockholders of record on April 9, 1999.

     On March 17, 1999, the Company's Board of Directors approved an increase to the number of shares of outstanding Company common stock authorized for purchase under the Company's previously announced purchase program. The new authorization will permit the Company to purchase up to 4.0 million shares. Through March 25, 1999, the Company has purchased 1,202,050 shares at an average purchase price of $16.61 per share totalling $19,960,000. Purchases may be made from time to time by the Company in the open market or in block purchases or in privately negotiated transactions depending on market conditions and other factors.

     Also on March 17, 1999, the Company's Board of Directors approved the adoption of the Fidelity National Financial, Inc. Employee Stock Purchase Loan Plan ("Loan Plan"). The purpose of the Loan Plan is to provide key employees with further incentive to maximize shareholder value. The Company intends to offer an aggregate of $7,750,000 in loans. Loan Plan funds must be used to make private or open market purchases of Company common stock through a broker-dealer designated by the Company. All loans will be full recourse and unsecured, and will have a five year term. Interest will accrue on the loans at a rate of 5% per annum due at maturity. Loans may be prepaid at any time without penalty. Through March 25, 1999, loans have been made in the amount of $5,700,000 to purchase 382,650 shares of Company common stock at an average purchase price of $14.90 per share.

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

        Independent Auditors' Report.

        Consolidated Balance Sheets as of December 31, 1998 and 1997 (Restated).

        Consolidated Statements of Earnings for the years ended December 31, 1998, 1997 (Restated) and 1996 (Restated).

        Consolidated Statements of Comprehensive Earnings for the year ended December 31, 1998, 1997, and 1996.

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 (Restated) and 1996 (Restated)

        Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 (Restated) and 1996 (Restated)

        Notes to Consolidated Financial Statements.

     (a)(2) FINANCIAL STATEMENT SCHEDULES. The following is a list of financial statement schedules filed as part of this annual report on Form 10-K.

        Schedule II: Fidelity National Financial, Inc. (Parent Company Financial
                     Statements).

        Schedule V: Valuation and Qualifying Accounts.

     All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

     (a)(3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

       EXHIBIT
       NUMBER                              DESCRIPTION
       -------                             -----------
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

       3.2 Bylaws of Registrant with Amendments, incorporated by reference from Form S-1, Registration No. 33-11321.

       EXHIBIT
       NUMBER                              DESCRIPTION
       -------                             -----------
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

      10.1.2 Employment Agreements effective as of January 1, 1996 between four key executives and Fidelity National Financial, Inc., incorporated by reference from Form 10-K filed March
                   31, 1997.

      10.1.2.1 First amendments and revisions to Employment Agreements between four key executives and Fidelity National Financial, Inc., effective January 1, 1997 and April 1, 1997, incorporated by reference from Form 10-K filed March 30, 1998.

       EXHIBIT
       NUMBER                              DESCRIPTION
       -------                             -----------
      10.1.3       Employment Agreement effective as of September 15, 1997
                   between a key executive and Fidelity National Financial,
                   Inc., incorporated by reference from Form 10-K filed March
                   30, 1998.

      10.1.4 Employment Agreement effective as of October 1, 1998 between a key executive and Fidelity National Financial, Inc.

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

      10.7.3       Amendment to Fidelity National Financial, Inc. 1991 Stock
                   Option Plan and the 1998 Stock Option Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, registration No. 333-61111.

       EXHIBIT
       NUMBER                              DESCRIPTION
       -------                             -----------
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

       EXHIBIT
       NUMBER                              DESCRIPTION
       -------                             -----------
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

      10.43 Stock Purchase Agreement dated as of August 18, 1995 by and among William D. Rothenberg, Marshall D. Wexler, Southern
                   California Title Company and Fidelity National Financial,
                   Inc., incorporated by reference from Form 10-K filed March
                   25, 1996.

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

      10.46        Stock Purchase and Loan Agreement by and among ATC Holdings,
                   Inc., Fidelity National Financial, Inc. and American Title
                   Company, incorporated by reference from Form 10-K filed
                   March 30, 1998.

      10.47        Agreement and Plan of Reorganization dated as of August 15,
                   1997 by and among Fidelity National Financial, Inc., First
                   Title Corporation, Ernest N. Moore, Jeanene S. Moore and T.
                   Frank Jordan and First Title Acquisition Corporation, incorporated by reference from Form 10-K filed March 30, 1998.

      10.48 Agreement and Plan of Reorganization dated September 1997 by and among Fidelity National Financial, Inc., ICS Ifland
                   Credit Services, Inc., Rick W. Ifland and ICS Acquisition
                   Corporation, incorporated by reference from Form 10-K filed
                   March 30, 1998.

      10.49        Agreement and Plan of Reorganization by and among Fidelity
                   National Financial, Inc.; Bron Acquisition Corporation, Bron
                   Research, Inc., and the Shareholders of Bron Research, Inc., dated as of September 24, 1997, incorporated by reference from Form 10-K filed March 30, 1998.

      10.50        Agreement and Plan of Reorganization dated as of September
                   12, 1997, by and among Fidelity National Financial, Inc.,
                   Credit Reports, Inc., Colin Howard Friedman and Hedy Kramer
                   Friedman, as trustees of the Friedman Family Trust UDT, dated July 23, 1987, Colin H. Friedman, Farid Meshkatai and
                   CRI Acquisition Corporation, incorporated by reference from Form 10-K filed March 30, 1998,

      10.51        Agreement and Plan of Reorganization dated as of September
                   12, 1997 by and among Fidelity National, Inc., Express
                   Network, Inc., Colin Howard Friedman and Hedy Kramer
                   Friedman, as trustees of the Friedman Family Trust UDT, dated July 23, 1987, Farid Meshkatai, and Anita Kramer
                   Meshkatai, as Trustee of the Anita Kramer Living Trust, dated July 23, 1987, Colin H. Friedman, and ENI Acquisition
                   Corporation, incorporated by reference from Form 10-K filed
                   March 30, 1998.

       EXHIBIT
       NUMBER                              DESCRIPTION
       -------                             -----------
      10.52        Fidelity National Financial, Inc. Liquid Yield Option Notes,
                   due 2009 (zero coupon-subordinated) Exchange Agreement dated
                   October 17, 1997, incorporated by reference from Form 10-K filed March 30, 1998.

      10.53 Stock and Asset Purchase Agreement dated as of May 22, 1997, by and between Randall F. Zurbach and John C. Wilbur, Jr.
                   and Fidelity National Financial, Inc., incorporated by reference from Form 10-K filed March 30, 1998.

      10.54 Agreement and Plan of Merger, dated November 17, 1997 by and among Fidelity National Financial, Inc.; Granite Acquisition
                   Corporation and Granite Financial, Inc., incorporated by reference from Form S-4, Registration No. 333-44153.

      10.55 Securities Purchase Agreement, dated April 8, 1998, by and among Walter W. Cruttenden, III, Cruttenden Roth
                   Incorporated, and Fidelity National Financial, Inc.

      10.56        Agreement and Plan of Merger, dated May 6, 1998 by and among
                   Fidelity National Financial, Inc.; AT Merger, Inc. and Alamo
                   Title Holding Company, incorporated by reference from Form
                   S-4, Registration No. 333-58573.

      10.57 Agreement and Plan of Reorganization, dated May 14, 1998, by and among ACS Systems, Inc., a California Corporation, ACS
                   Merger, Inc., a Delaware Corporation, Micro General
                   Corporation, a Delaware Corporation, and Fidelity National
                   Financial, Inc., a Delaware Corporation.

      10.57.1      Agreement of Merger, dated May 14, 1998, by and among ACS
                   Systems, Inc., a California Corporation, ACS Merger, Inc., a
                   Delaware Corporation, Micro General Corporation, a Delaware
                   Corporation, and Fidelity National Financial, Inc., a
                   Delaware Corporation.

      10.58 Credit Agreement, dated as of August 1, 1998, by and among Fidelity National Financial, Inc., Sanwa Bank California as the Agent and the Lenders from time to time party thereto.

      10.58.1      First Amendment, dated as of December 31, 1998, to the
                   Credit Agreement, dated as of August 1, 1998, by and among Fidelity National Financial, Inc., Sanwa Bank California as the Agent and the Lenders from time to time party thereto.

      10.59 Stock Purchase Agreement, dated as of August 31, 1998, by and among Granite Financial, Inc., Fidelity National
                   Financial, Inc., Lexington Capital Corporation, and the
                   Shareholders of Lexington Capital Corporation.

      11           Computation of Basic and Diluted Earnings per Share.

      21           List of Subsidiaries.

      23           Independent Auditors' Consent.

      27           Financial Data Schedule -- December 31, 1998.

      27.1         Financial Data Schedule -- September 30, 1998 (Restated).

      27.2         Financial Data Schedule -- June 30, 1998 (Restated).

      27.3         Financial Data Schedule -- March 31, 1998 (Restated).

      27.4         Financial Data Schedule -- December 31, 1997 (Restated).

      27.5         Financial Data Schedule -- September 30, 1997 (Restated).

      27.6         Financial Data Schedule -- June 30, 1997 (Restated).

       EXHIBIT
       NUMBER                              DESCRIPTION
       -------                             -----------
      27.7         Financial Data Schedule -- March 31, 1997 (Restated).

      27.8         Financial Data Schedule -- December 31, 1996 (Restated).

     (b) REPORTS ON FORM 8-K. The Company filed reports on Form 8-K during the fourth quarter ending December 31, 1998 as follows:

          Current report on Form 8-K dated October 22, 1998, relating to the combined financial results of Fidelity National Financial, Inc. and Alamo Title Holding Company for the quarter ended September 30, 1998.

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

Date: March 17, 1999

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

                      SIGNATURE                                      TITLE                   DATE
                      ---------                                      -----                   ----

              /s/ WILLIAM P. FOLEY, II                   Chairman of the Board and      March 17, 1999
-----------------------------------------------------    Chief Executive Officer
                William P. Foley, II                     (Principal Executive Officer)

                 /s/ FRANK P. WILLEY                     President and Director         March 17, 1999
-----------------------------------------------------
                   Frank P. Willey

                /s/ ALLEN D. MEADOWS                     Executive Vice President and   March 17, 1999
-----------------------------------------------------    Chief Financial Officer
                  Allen D. Meadows

                 /s/ ALAN L. STINSON                     Executive Vice President,      March 17, 1999
-----------------------------------------------------    Financial Operations (Chief
                   Alan L. Stinson                       Accounting Officer)

               /s/ WILLIAM A. IMPARATO                   Director                       March 17, 1999
-----------------------------------------------------
                 William A. Imparato

                 /s/ DONALD M. KOLL                      Director                       March 17, 1999
-----------------------------------------------------
                   Donald M. Koll

              /s/ DANIEL D. (RON) LANE                   Director                       March 17, 1999
-----------------------------------------------------
                Daniel D. (Ron) Lane

              /s/ GENERAL WILLIAM LYON                   Director                       March 17, 1999
-----------------------------------------------------
                General William Lyon

                /s/ J. THOMAS TALBOT                     Director                       March 17, 1999
-----------------------------------------------------
                  J. Thomas Talbot

                /s/ CARY H. THOMPSON                     Director                       March 17, 1999
-----------------------------------------------------
                  Cary H. Thompson

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Fidelity National Financial, Inc.:

     Under date of February 17, 1999, we reported on the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1998 which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related financial statement schedules in the Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Los Angeles, California
February 17, 1999, except as to
Note Q to the Consolidated Financial
Statements, which is as of
March 29, 1999.

                                                                     SCHEDULE II

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              --------    ----------
                                                                          (RESTATED)
Cash........................................................  $  2,751     $     --
Investment securities available for sale, at fair value.....    51,950       46,811
Trade receivables, net......................................        --           20
Leases receivable, net......................................    14,265           --
Notes receivable, net.......................................     1,770        2,500
Investment in subsidiaries..................................   458,975      357,799
Investments in real estate and partnerships, net............     1,435        1,435
Deferred income taxes.......................................    10,965           --
Prepaid expenses and other assets...........................     5,063        4,290
                                                              --------     --------
                                                              $547,174     $412,855
                                                              ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities..................  $ 19,858     $  7,466
  Notes payable.............................................   117,609       96,885
  Accounts payable to subsidiaries..........................     4,284        7,135
  Deferred income taxes.....................................        --       16,510
  Income taxes payable......................................     8,683       10,809
                                                              --------     --------
                                                               150,434      138,805
                                                              --------     --------
Stockholders' Equity:
  Preferred stock, $.0001 par value; authorized 3,000,000
     shares; issued and outstanding, none...................        --           --
  Common stock, $.0001 par value; authorized, 50,000,000
     shares in 1998 and 1997; issued 35,540,036 in 1998 and
     33,362,204 in 1997.....................................         3            3
  Additional paid-in capital................................   173,888      137,569
  Retained earnings.........................................   265,567      167,222
                                                              --------     --------
                                                               439,458      304,794
  Accumulated other comprehensive earnings..................    11,657       23,631
  Less treasury stock, 6,645,487 shares in 1998 and 1997, at
     cost...................................................    54,375       54,375
                                                              --------     --------
                                                               396,740      274,050
  Commitments and contingencies.............................
  Subsequent events.........................................
                                                              --------     --------
                                                              $547,174     $412,855
                                                              ========     ========

                       See Notes to Financial Statements.
                    (Schedule continued on following page.)

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                  STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                               1998         1997          1996
                                                             --------    ----------    ----------
                                                                         (RESTATED)    (RESTATED)
REVENUE:
  Other fees and revenue...................................  $      2     $     13      $  1,617
  Interest and investment income...........................    13,315        1,868           227
                                                             --------     --------      --------
                                                               13,317        1,881         1,844
                                                             --------     --------      --------
EXPENSES:
  Other operating expenses.................................     7,866        9,645         2,288
  Interest expense.........................................     7,556        7,163         7,177
                                                             --------     --------      --------
                                                               15,422       16,808         9,465
                                                             --------     --------      --------
Losses before income tax benefit, equity in earnings of
  subsidiaries and extraordinary item......................    (2,105)     (14,927)       (7,621)
Income tax benefit.........................................       835        6,493         3,048
                                                             --------     --------      --------
Losses before equity in earnings of subsidiaries and
  extraordinary item.......................................    (1,270)      (8,434)       (4,573)
Equity in earnings of subsidiaries.........................   106,962       57,442        33,814
                                                             --------     --------      --------
Earnings before extraordinary item.........................   105,692       49,008        29,241
Extraordinary item -- loss on early retirement of debt, net
  of applicable income tax benefit of $1,180 in 1997.......        --       (1,700)           --
                                                             --------     --------      --------
Net earnings...............................................  $105,692     $ 47,308      $ 29,241
                                                             ========     ========      ========
Basic net earnings.........................................  $105,692     $ 47,308      $ 29,241
                                                             ========     ========      ========
Basic earnings per share before extraordinary item.........  $   3.79     $   2.10      $   1.43
Extraordinary item -- loss on early retirement of debt, net
  of applicable income tax benefit.........................        --         (.07)           --
                                                             --------     --------      --------
Basic net earnings per share...............................  $   3.79     $   2.03      $   1.43
                                                             ========     ========      ========
Weighted average shares outstanding, basic basis...........    27,921       23,355        20,426
                                                             ========     ========      ========
Diluted net earnings.......................................  $108,155     $ 50,540      $ 32,437
                                                             ========     ========      ========
Diluted net earnings per share before extraordinary item...  $   3.23     $   1.76      $   1.23
Extraordinary item -- loss on early retirement of debt, net
  of applicable income tax benefit.........................        --         (.06)           --
                                                             --------     --------      --------
Diluted net earnings per share.............................  $   3.23     $   1.70      $   1.23
                                                             ========     ========      ========
Weighted average shares, diluted basis.....................    33,474       29,599        26,431
                                                             ========     ========      ========
Retained earnings, beginning of year.......................  $167,222     $125,092      $100,164
  Dividends declared.......................................    (7,347)      (5,178)       (4,313)
  Net earnings.............................................   105,692       47,308        29,241
                                                             --------     --------      --------
Retained earnings, end of year.............................  $265,567     $167,222      $125,092
                                                             ========     ========      ========

                       See Notes to Financial Statements.
                    (Schedule continued on following page.)

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                            -------------------------------------
                                                              1998          1997          1996
                                                            ---------    ----------    ----------
                                                                         (RESTATED)    (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings............................................  $ 105,692     $ 47,308      $ 29,241
  Adjustments to reconcile net earnings to net cash (used
     in) provided by operating activities:
     Extraordinary item: Loss on early retirement of
       LYONs..............................................         --        2,880            --
     Depreciation and amortization........................         --           --            90
     Amortization of LYONs original issue discount and
       issuance costs.....................................      4,432        5,939         5,295
     Provision for losses on notes receivable.............        240          195           240
     Net equity in earnings of subsidiaries...............   (106,962)     (57,442)      (33,814)
     (Gain) loss on sale of investments...................     (8,381)        (746)        1,625
     Net increase (decrease) in income taxes..............    (21,280)      19,820         2,092
     Net (increase) decrease in prepaid expenses and other
       assets.............................................     (1,245)         (99)       (1,470)
     Net increase (decrease) in accounts payable and
       accrued liabilities................................      6,769        1,748          (381)
                                                            ---------     --------      --------
          Net cash (used in) provided by operating
            activities....................................    (20,735)      19,603         2,918
                                                            ---------     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments......................      6,645        7,491         8,699
  Purchase of investments.................................    (21,930)     (12,217)       (8,814)
  Additions to notes receivable...........................         --           --        (4,350)
  Collections on notes receivable.........................        490        1,590           393
  Additions to investment in subsidiaries.................     (5,050)      (7,055)      (10,699)
                                                            ---------     --------      --------
          Net cash used in investing activities...........    (19,845)     (10,191)      (14,771)
                                                            ---------     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings..............................................     46,236           --         5,000
  Debt service payments...................................    (20,250)      (3,000)       (3,000)
  Dividends paid..........................................     (6,340)      (4,703)       (3,738)
  Issuance of treasury stock, net.........................         --           --         1,917
  Exercise of stock options...............................     22,868        1,424           720
  Net borrowings from (payments to) subsidiaries..........        817       (6,055)       12,498
                                                            ---------     --------      --------
          Net cash (used in) provided by financing
            activities....................................     43,331      (12,334)       13,397
                                                            ---------     --------      --------
Net increase (decrease) in cash and cash equivalents......      2,751       (2,922)        1,544
Cash and cash equivalents at beginning of year............         --        2,922         1,378
                                                            ---------     --------      --------
Cash and cash equivalents at end of year..................  $   2,751     $     --      $  2,922
                                                            =========     ========      ========

                       See Notes to Financial Statements.
                    (Schedule continued on following page.)

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
    AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fidelity National Financial, Inc. (the "Company") transacts substantially all of its business through its subsidiaries. The Parent Company Financial Statements should be read in connection with the aforementioned Consolidated Financial Statements and Notes thereto included elsewhere herein.

     On February 26, 1998, the Company, in exchange for approximately 5.0 million shares of Company common stock plus cash in lieu of fractional shares, acquired the common stock of Granite Financial, Inc. and subsidiaries. Fidelity National Financial, Inc. common stock, as reported by the New York Stock Exchange, closed at $26.08 on February 26, 1998. The transaction has been accounted for as a pooling-of-interests. Accordingly, the Consolidated Balance Sheet as of December 31, 1997 and the related Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows for each of the years in the two-year period ended December 31, 1997 and the related Notes to Consolidated Financial Statements, have been restated to reflect the inclusion of Granite.

     The Company acquired the common stock of Alamo Title Holding Company and subsidiaries on August 20, 1998, in exchange for approximately 2.2 million shares of Company common stock plus cash in lieu of fractional shares. Fidelity National Financial, Inc. common stock, as reported by the New York Stock Exchange, closed at $33.13 on August 20, 1998. The transaction has been accounted for as a pooling-of-interests. Accordingly, the Consolidated Balance Sheet as of December 31, 1997 and the related Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows for each of the years in the two-year period ended December 31, 1997 and the related Notes to Consolidated Financial Statements, have been restated to reflect the inclusion of Alamo.

B. NOTES PAYABLE

     Notes payable consist of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Credit agreement, bank revolving credit facility ($100
  million), secured by common stock of certain Insurance
  Subsidiaries and a certain UTC, interest due monthly at
  LIBOR plus 1.15% (6.21% at December 31, 1998), due July
  2001......................................................   $ 46,302      $    --
Credit agreement ($35 million), secured by common stock of
  certain Insurance Subsidiaries, principal due quarterly
  and interest due monthly at LIBOR rate plus 2.0%, due
  September 2001, paid and terminated in 1998...............         --       15,250
Bank revolving credit facility, secured by common stock of
  certain Insurance Subsidiaries, interest due quarterly at
  LIBOR plus 2.0%, principal due quarterly beginning April
  1998, due September 2001, unused portion of $8 million at
  December 31, 1997, paid and terminated in 1998............         --        5,000
Liquid Yield Option Notes, zero coupon, convertible
  subordinated notes due 2009 with interest at 5.5%,
  converted or redeemed in February 1999....................     71,307       76,635
                                                               --------      -------
                                                               $117,609      $96,885
                                                               ========      =======

     The Company guarantees the bank revolving line of credit of a certain subsidiary in the amount of $25.0 million.

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
    AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996
                                   (RESTATED)

     Principal maturities, including accretion of original issue discount, are as follows (dollars in thousands):

  1999....................................................  $     --
  2000....................................................        --
  2001....................................................    46,302
  2002....................................................        --
  2003....................................................        --
  Thereafter..............................................    71,307
                                                            --------
                                                            $117,609
                                                            ========

     C. SUPPLEMENTARY CASH FLOW INFORMATION

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Cash paid (refunded) during the year:
  Interest............................................  $ 1,691    $ 1,931    $ 1,953
                                                        =======    =======    =======
  Income taxes........................................  $77,277    $17,325    $18,403
                                                        =======    =======    =======
Non-cash investing and financing activities:
  Dividends declared and unpaid.......................  $ 2,270    $ 1,254    $   975
                                                        =======    =======    =======
  Acquisitions........................................  $ 6,250    $24,377    $ 4,650
                                                        =======    =======    =======
  Retirement of LYONs.................................  $    --    $26,422    $    --
                                                        =======    =======    =======
  Conversion of LYONs.................................  $ 9,202    $   888    $    --
                                                        =======    =======    =======

                                                                      SCHEDULE V

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
       YEARS ENDED DECEMBER 31, 1998, 1997 (RESTATED) AND 1996 (RESTATED)
                             (DOLLARS IN THOUSANDS)

                    COL. A                         COL. B              COL. C               COL. D       COL. E
                    ------                         ------              ------               ------       ------
                                                                      ADDITIONS
                                                               -----------------------
                                                 BALANCE AT    CHARGED TO                                BALANCE
                                                 BEGINNING     COSTS AND      OTHER       DEDUCTIONS     AT END
                  DESCRIPTION                    OF PERIOD      EXPENSES    (DESCRIBE)    (DESCRIBE)    OF PERIOD
                  -----------                    ----------    ----------   ----------    ----------    ---------
Year ended December 31, 1998:
  Reserve for claim losses.....................   $201,674      $59,294      $    --       $36,434(2)   $224,534
  Allowance on:
     Leases and lease securitization residual
       interests...............................      2,640       19,111           --        10,971(3)     10,780
     Trade receivables.........................      5,153        3,287           --         1,707(3)      6,733
     Notes receivable..........................      1,758          344           --            38(3)      2,064
  Real estate allowance........................      1,514          238           --            --         1,752
  Amortization of cost in excess of net assets
     acquired and other intangible assets......     13,028        3,693           --            --        16,721

Year ended December 31, 1997:
  Reserve for claim losses.....................   $196,527      $41,558      $   124(1)    $36,535(2)   $201,674
  Allowance on:
     Leases and lease securitization residual
       interests...............................        355        2,114        3,130(1)      2,959(3)      2,640
     Trade receivables.........................      6,831        1,920          204(1)      3,802(3)      5,153
     Notes receivable..........................      2,662        2,384         (153)(1)     3,135(3)      1,758
  Real estate allowance........................      4,467          330           --         3,283(4)      1,514
  Amortization of cost in excess of net assets
     acquired and other intangible assets......      8,322        4,706           --            --        13,028

Year ended December 31, 1996:
  Reserve for claim losses.....................   $153,207      $36,275      $45,171       $38,126(2)   $196,527
  Allowance on:
     Leases and lease securitization residual
       interests...............................         20          224          660(1)        549(3)        355
     Trade Receivables.........................      3,480        2,644        3,091(1)      2,384(3)      6,831
     Notes Receivable..........................      2,941          999          153(1)      1,431(3)      2,662
  Real estate allowance........................      3,467           --        1,000(1)         --         4,467
  Amortization of cost in excess of net assets
     acquired and other intangible assets......      5,232        3,090           --            --         8,322

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

                                 EXHIBIT INDEX

                                                                           SEQUENTIALLY
   EXHIBIT                                                                   NUMBERED
   NUMBER                            DESCRIPTION                               PAGE
   -------                           -----------                           -------------
   3         Charter and Bylaws of the Issuer............................
   3.1       Certificate of Incorporation of Registrant, with Amendments, incorporated by reference from Form S-1, Registration No.
             33-11321....................................................
   3.1.1     Amendment to Article FOURTH of Certificate of Incorporation
             of Registrant dated February 2, 1989 and approved by the
             stockholders of the Company on March 24, 1989, incorporated by reference from Form 10-K filed January 29, 1990..........
   3.1.2     Amendment to Article FOURTH of Certificate of Incorporation
             of Registrant dated June 10, 1992 and approved by the
             stockholders of the Company on July 15, 1992, incorporated by reference from Proxy Statement on Schedule 14A dated June
             17, 1992....................................................
   3.1.3     Amendment to Article FOURTH of Certificate of Incorporation
             of Registrant dated June 15, 1993 and approved by the
             stockholders of the Company on June 15, 1993, incorporated by reference from Proxy Statement on Schedule 14A dated May
             5, 1993.....................................................
   3.1.4     Amendment to Article FOURTH of Certificate of Incorporation
             of Registrant dated June 14, 1994 and approved by the
             stockholders of the Company on June 14, 1994, incorporated by reference from Proxy Statement on Schedule 14A dated May
             11, 1994....................................................
   3.2       Bylaws of Registrant with Amendments, incorporated by
             reference from Form S-1, Registration No. 33-11321..........
   3.2.1     Amendment to Article VII, Section 7 of the Bylaws of
             Registrant dated April 22, 1988, incorporated by reference from Form 10-K filed January 29, 1990.......................
   3.2.2     Amendment to Article III, Section 3(d) of the Bylaws of
             Registrant dated September 14, 1991, incorporated by
             reference from Form 10-K filed March 29, 1993...............
   3.2.3     Amendment to Article II, Section 1(b) of the Bylaws of
             Registrant dated October 29, 1991, incorporated by reference from Form 10-K filed March 29, 1993.........................
   3.2.4     Amendment to Article II, Section 1(b) of the Bylaws of
             Registrant dated December 10, 1991, incorporated by
             reference from Form 10-K filed March 29, 1993...............
   3.2.5     Amendment to Article IV, Sections 1(a) and (b) and Section 4
             of the Bylaws of Registrant dated June 9, 1992, incorporated by reference from Form 10-K filed March 29, 1993............
   4         Instruments Defining Rights of Security Holders.............
   4.1       Specimen Certificate, incorporated by reference from Form
             S-1, Registration No. 33-11321..............................
   4.2       Articles FOURTH and EIGHTH of Certificate of Incorporation
             of Registrant, with Amendments, incorporated by reference
             from Form S-1, Registration No. 33-11321....................

                                                                           SEQUENTIALLY
   EXHIBIT                                                                   NUMBERED
   NUMBER                            DESCRIPTION                               PAGE
   -------                           -----------                           -------------
   4.2.1     Amendment to Article FOURTH of Certificate of Incorporation
             of Registrant dated February 2, 1989 and approved by the
             stockholders of the Company on March 24, 1989, incorporated by reference from Form 10-K filed January 29, 1990..........
   4.2.2     Amendment to Article FOURTH of Certificate of Incorporation
             of Registrant dated June 10, 1992 and approved by the
             stockholders of the Company on July 15, 1992, incorporated by reference from Proxy Statement on Schedule 14A dated June
             17, 1992....................................................
   4.2.3     Amendment to Article FOURTH of Certificate of Incorporation
             of Registrant dated June 14, 1994 and approved by the
             stockholders of the Company on June 14, 1994, incorporated by reference from Proxy Statement on Schedule 14A dated May
             11, 1994....................................................
   4.3       Articles II and IV of the Bylaws of the Registrant with
             Amendments, incorporated by reference from Form S-1,
             Registration No. 33-11321...................................
   4.4       Subscription Documents, incorporated by reference from Form
             S-1, Registration No. 33-11321..............................
  10         Material Contracts..........................................
  10.1       Employment Agreement effective as of April 1, 1991, between
             William P. Foley, II and Fidelity National Financial, Inc.,
             incorporated by reference from Form 10-K filed March 23,
             1992........................................................
  10.1.1     First amendment to Employment Agreement between William P.
             Foley, II and Fidelity National Financial, Inc., effective as of January 1, 1996, incorporated by reference from Form
             10-K filed March 31, 1997...................................
  10.1.2     Employment Agreements effective as of January 1, 1996
             between four key executives and Fidelity National Financial,
             Inc., incorporated by reference from Form 10-K filed March
             31, 1997....................................................
  10.1.2.1   First amendments and revisions to Employment Agreements
             between four key executives and Fidelity National Financial,
             Inc., effective January 1, 1997 and April 1, 1997,
             incorporated by reference from Form 10-K filed March 30,
             1998........................................................
  10.1.3     Employment Agreement effective as of September 15, 1997
             between a key executive and Fidelity National Financial,
             Inc., incorporated by reference from Form 10-K filed March
             30, 1998....................................................
  10.1.4     Employment Agreement effective as of October 1, 1998 between a key executive and Fidelity National Financial, Inc. ......
  10.4       Fidelity National Financial, Inc. 1987 Stock Option Plan,
             incorporated by reference from Form S-1, Registration No.
             33-11321....................................................
  10.4.1     Amendments to Fidelity National Financial, Inc. 1987 Stock
             Option Plan approved by the stockholders of the Company on
             March 24, 1989, incorporated by reference from Form S-8,
             Registration No. 33-34300...................................
  10.5       Fidelity National Financial, Inc. 1987 Employee Stock
             Purchase Plan, incorporated by reference from Form S-1,
             Registration No. 33-11321...................................
  10.5.1     Amendments to Fidelity National Financial, Inc. 1987
             Employee Stock Purchase Plan approved by the stockholders of the Company on March 24, 1989, incorporated by reference
             from Form S-8, Registration No. 33-15027....................

                                                                           SEQUENTIALLY
   EXHIBIT                                                                   NUMBERED
   NUMBER                            DESCRIPTION                               PAGE
   -------                           -----------                           -------------
  10.5.2     Amendments to Fidelity National Financial, Inc. 1987
             Employee Stock Purchase Plan, incorporated by reference from
             Form S-8, Registration No. 33-45709.........................
  10.5.3     Amendments to Fidelity National Financial, Inc. 1987
             Employee Stock Purchase Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from
             Form S-8, Registration No. 33-64836.........................
  10.5.4     Amendments to Fidelity National Financial, Inc. 1987 Stock
             Purchase Plan approved by the stockholders of the Company on
             June 20, 1995, incorporated by reference from Form S-8,
             Registration No. 33-61983...................................
  10.6       Fidelity National Financial, Inc. 401(k) Profit Sharing
             Defined Contribution Plan and Trust adopted January 1, 1990, incorporated by reference from Form 10-K filed January 29,
             1991........................................................
  10.6.1     Amendments to Fidelity National Financial, Inc. 401(k)
             Profit Sharing Plan, incorporated by reference from Form
             S-8, Registration No. 33-56514..............................
  10.7       Fidelity National Financial, Inc. 1991 Stock Option Plan,
             approved by the stockholders of the Company on July 15,
             1992, incorporated by reference from Form S-8, Registration
             No. 33-45272................................................
  10.7.1     Amendments to Fidelity National Financial, Inc. 1991 Stock
             Option Plan approved by the stockholders of the Company on
             June 15, 1993, incorporated by reference from Form S-8,
             Registration No. 33-64834...................................
  10.7.2     Amendment to Fidelity National Financial, Inc. 1991 Stock
             Plan, approved by the stockholders of the Company on June
             14, 1994, incorporated by reference from Form S-8,
             Registration No. 33-83026...................................
  10.7.3     Amendment to Fidelity National Financial, Inc. 1991 Stock
             Option Plan and the 1998 Stock Option Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, registration No. 333-61111......
  10.10      Agreement of Limited Partnership of Folco Mission Valley
             Partners Limited Partnership, a California limited
             partnership, dated August 8, 1991, by Folco Development
             Corporation, an Arizona corporation, as general partner, and
             Fidelity National Title Insurance Company, an Arizona
             corporation, as limited partner, incorporated by reference from Form 10-K filed March 23, 1992.........................
  10.10.2    Office Building Lease dated October 1, 1991 between Folco
             Mission Valley Partners Limited Partnership, a California
             limited partnership, as Landlord, and Fidelity National
             Title Insurance Company, an Arizona corporation, as Tenant, incorporated by reference from Form 10-K filed March 23,
             1992........................................................
  10.12      Form of First Amendment to Office Building Lease between
             Folco Development Corporation, an Arizona corporation, as
             Landlord, and Fidelity National Title Insurance Company, an
             Arizona corporation, as Tenant, with respect to nine office buildings, and the schedule of such buildings, incorporated by reference from Form 10-K filed March 23, 1992............
  10.14      Goodyear Investors Number II Partnership Agreement dated
             October 7, 1986 among Manchester Development Corporation,
             Folco Development Corporation Defined Benefit Pension Plan,
             Enfield Construction Company, et al., incorporated by
             reference from Form S-1, Registration No. 33-11321..........

                                                                           SEQUENTIALLY
   EXHIBIT                                                                   NUMBERED
   NUMBER                            DESCRIPTION                               PAGE
   -------                           -----------                           -------------
  10.16      Agreement of Limited Partnership of Prospect Office
             Partners, a California limited partnership, dated September
             1, 1988 by and among William P. Foley, II, Frank P. Willey,
             Max F. Hickman, Manchester Development Corporation, and
             James G. Watt Partnership, incorporated by reference from
             Form 10-K filed January 29, 1989............................
  10.16.1    Promissory Note dated October 1, 1988 in the original
             principal amount of $850,000 to Manchester Development
             Corporation by Prospect Office Partners, incorporated by
             reference from Form 10-K filed March 29, 1993...............
  10.16.2    Modification Agreement dated November 30, 1992 between
             Manchester Development Corporation and Prospect Office
             Partners, incorporated by reference from Form 10-K filed
             March 29, 1993..............................................
  10.18      Wilmac III Limited Partnership Certificate and Agreement of
             Limited Partnership, dated December 31, 1987 by and among
             Manchester Development Corporation, Stephen L. McCartney,
             Frank P. Willey and Robert P. Coluccio, incorporated by
             reference from Form 10-K filed January 29, 1989.............
  10.19      Agreement of Limited Partnership of Tustin Retail, a
             California limited partnership, dated April 1988 by and
             among Manchester Development Corporation and Vistar
             Financial Inc., incorporated by reference from Form 10-K
             filed January 29, 1989......................................
  10.19.1    Amendment to Agreement of Limited Partnership of Tustin
             Retail by and among Manchester Development Corporation,
             Vistar Financial, Inc., William P. Foley, II, Frank P.
             Willey, John E. Hock, Robert A. Diemer, Gerald S. Misurek
             and Stuart R. Boesche, incorporated by reference from Form
             10-K filed March 29, 1993...................................
  10.19.2    Promissory Note dated May 1, 1988 in the original principal amount of $700,000 to Manchester Development Corporation by
             Tustin Retail, incorporated by reference from Form 10-K
             filed March 29, 1993........................................
  10.19.3    Fixed Rate Promissory Note dated March 1, 1992 in the
             original principal amount of $303,500 to Manchester
             Development Corporation by Tustin Retail, incorporated by
             reference from Form 10-K filed March 29, 1993...............
  10.19.4    Modification Agreement dated November 30, 1992 between
             Manchester Development Corporation and Tustin Retail,
             incorporated by reference from Form 10-K filed March 29,
             1993........................................................
  10.35      Fidelity National Financial, Inc. 1993 Stock Plan, approved by stockholders of the Company on June 14, 1994,
             incorporated by reference from Form S-8, Registration No.
             33-83026....................................................
  10.43      Stock Purchase Agreement dated as of August 18, 1995 by and among William D. Rothenberg, Marshall D. Wexler, Southern
             California Title Company and Fidelity National Financial,
             Inc., incorporated by reference from Form 10-K filed March
             25, 1996....................................................
  10.44      Acquisition Agreement dated September 13, 1995 by and among
             Fidelity National Financial, Inc. and Nations Holding Group,
             Inc. and its wholly-owned subsidiary Nations Title Inc. to acquire all of the issued and outstanding shares of Nations
             Title Inc., incorporated by reference from Form 10-K filed
             March 25, 1996..............................................

                                                                           SEQUENTIALLY
   EXHIBIT                                                                   NUMBERED
   NUMBER                            DESCRIPTION                               PAGE
   -------                           -----------                           -------------
  10.45      Agreement for purchase and sale of stock dated November 4,
             1996 by and between Fidelity National Financial, Inc. and
             the stockholders of CRM, Inc., incorporated by reference
             from Form 10-K filed March 31, 1997.........................
  10.46      Stock Purchase and Loan Agreement by and among ATC Holdings,
             Inc., Fidelity National Financial, Inc. and American Title
             Company, incorporated by reference from Form 10-K filed
             March 30, 1998..............................................
  10.47      Agreement and Plan of Reorganization dated as of August 15,
             1997 by and among Fidelity National Financial, Inc., First
             Title Corporation, Ernest N. Moore, Jeanene S. Moore and T.
             Frank Jordan and First Title Acquisition Corporation,
             incorporated by reference from Form 10-K filed March 30,
             1998........................................................
  10.48      Agreement and Plan of Reorganization dated September 1997 by and among Fidelity National Financial, Inc., ICS Ifland
             Credit Services, Inc., Rick W. Ifland and ICS Acquisition
             Corporation, incorporated by reference from Form 10-K filed
             March 30, 1998..............................................
  10.49      Agreement and Plan of Reorganization by and among Fidelity
             National Financial, Inc.; Bron Acquisition Corporation, Bron
             Research, Inc., and the Shareholders of Bron Research, Inc.,
             dated as of September 24, 1997, incorporated by reference
             from Form 10-K filed March 30, 1998.........................
  10.50      Agreement and Plan of Reorganization dated as of September
             12, 1997, by and among Fidelity National Financial, Inc.,
             Credit Reports, Inc., Colin Howard Friedman and Hedy Kramer
             Friedman, as trustees of the Friedman Family Trust UDT,
             dated July 23, 1987, Colin H. Friedman, Farid Meshkatai and
             CRI Acquisition Corporation, incorporated by reference from
             Form 10-K filed March 30, 1998..............................
  10.51      Agreement and Plan of Reorganization dated as of September
             12, 1997 by and among Fidelity National, Inc., Express
             Network, Inc., Colin Howard Friedman and Hedy Kramer
             Friedman, as trustees of the Friedman Family Trust UDT,
             dated July 23, 1987, Farid Meshkatai, and Anita Kramer
             Meshkatai, as Trustee of the Anita Kramer Living Trust,
             dated July 23, 1987, Colin H. Friedman, and ENI Acquisition
             Corporation, incorporated by reference from Form 10-K filed
             March 30, 1998..............................................
  10.52      Fidelity National Financial, Inc. Liquid Yield Option Notes,
             due 2009 (zero coupon-subordinated) Exchange Agreement dated
             October 17, 1997, incorporated by reference from Form 10-K filed March 30, 1998........................................
  10.53      Stock and Asset Purchase Agreement dated as of May 22, 1997, by and between Randall F. Zurbach and John C. Wilbur, Jr.
             and Fidelity National Financial, Inc., incorporated by
             reference from Form 10-K filed March 30, 1998...............
  10.54      Agreement and Plan of Merger, dated November 17, 1997 by and among Fidelity National Financial, Inc.; Granite Acquisition
             Corporation and Granite Financial, Inc., incorporated by
             reference from Form S-4, Registration No. 333-44153.........
  10.55      Securities Purchase Agreement, dated April 8, 1998, by and among Walter W. Cruttenden, III, Cruttenden Roth
             Incorporated, and Fidelity National Financial, Inc. ........
  10.56      Agreement and Plan of Merger, dated May 6, 1998 by and among
             Fidelity National Financial, Inc.; AT Merger, Inc. and Alamo
             Title Holding Company, incorporated by reference from Form
             S-4, Registration No. 333-58573.............................

                                                                           SEQUENTIALLY
   EXHIBIT                                                                   NUMBERED
   NUMBER                            DESCRIPTION                               PAGE
   -------                           -----------                           -------------
  10.57      Agreement and Plan of Reorganization, dated May 14, 1998, by and among ACS Systems, Inc., a California Corporation, ACS
             Merger, Inc., a Delaware Corporation, Micro General
             Corporation, a Delaware Corporation, and Fidelity National
             Financial, Inc., a Delaware Corporation.....................
  10.57.1    Agreement of Merger, dated May 14, 1998, by and among ACS
             Systems, Inc., a California Corporation, ACS Merger, Inc., a
             Delaware Corporation, Micro General Corporation, a Delaware
             Corporation, and Fidelity National Financial, Inc., a
             Delaware Corporation........................................
  10.58      Credit Agreement, dated as of August 1, 1998, by and among
             Fidelity National Financial, Inc., Sanwa Bank California as
             the Agent and the Lenders from time to time party thereto...
  10.58.1    First Amendment, dated as of December 31, 1998, to the
             Credit Agreement, dated as of August 1, 1998, by and among
             Fidelity National Financial, Inc., Sanwa Bank California as
             the Agent and the Lenders from time to time party thereto...
  10.59      Stock Purchase Agreement, dated as of August 31, 1998, by
             and among Granite Financial, Inc., Fidelity National
             Financial, Inc., Lexington Capital Corporation, and the
             Shareholders of Lexington Capital Corporation...............
  11         Computation of Basic and Diluted Earnings per Share.........
  21         List of Subsidiaries........................................
  23         Independent Auditors' Consent...............................
  27         Financial Data Schedule -- December 31, 1998................
  27.1       Financial Data Schedule -- September 30, 1998 (Restated)....
  27.2       Financial Data Schedule -- June 30, 1998 (Restated).........
  27.3       Financial Data Schedule -- March 31, 1998 (Restated)........
  27.4       Financial Data Schedule -- December 31, 1997 (Restated).....
  27.5       Financial Data Schedule -- September 30, 1997 (Restated)....
  27.6       Financial Data Schedule -- June 30, 1997 (Restated).........
  27.7       Financial Data Schedule -- March 31, 1997 (Restated)........
  27.8       Financial Data Schedule -- December 31, 1996 (Restated).....