Form 10-K405/A
period 1998-12-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1999-04-29
CIK 809398

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

                           COMMISSION FILE NO. 1-9396

                        FIDELITY NATIONAL FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             86-0498599
  (STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

17911 VON KARMAN AVENUE          92614                   (949) 622-5000
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

        As of April 6, 1999, 30,778,750 shares of Common Stock ($.0001 par value) were outstanding, and the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $398,529,000. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date.


================================================================================

PART III

ITEM 10.                DIRECTORS AND THE EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the director nominees, all directors, and all executive officers, and certain information about them, are set forth below:

                                                                                              DIRECTOR
         NAME                 AGE                   PRINCIPAL OCCUPATION                       SINCE
         ----                 ---                   --------------------                      --------
William P. Foley, II          54         Chairman of the Board and Chief Executive              1984
                                         Officer

Patrick F. Stone              51         Chief Operating Officer                                N/A

Frank P. Willey               45         Director and President                                 1986

William A. Imparato           52         Director                                               1986

Donald M. Koll                66         Director                                               1995

Daniel D. (Ron) Lane          64         Director                                               1989

General William Lyon          76         Director                                               1998

J. Thomas Talbot              63         Director                                               1990

Cary H. Thompson              42         Director                                               1992

Alan L. Stinson               53         Executive Vice President - Financial Operations        N/A

Allen D. Meadows              45         Executive Vice President, Chief Financial              N/A
                                         Officer and Treasurer

Peter T. Sadowski             44         Executive Vice President, General Counsel              N/A

Brent B. Bickett              34         Senior Vice President, Financial Operations            N/A

M'Liss Jones Kane             46         Senior Vice President, Corporate Counsel and           N/A
                                         Corporate Secretary

Raymond R. Quirk              52         Vice President                                         N/A

Ronald R. Maudsley            47         Vice President                                         N/A

Ernest D. Smith               48         Vice President                                         N/A

Gary R. Nelson                51         Vice President                                         N/A

WILLIAM P. FOLEY, II

            Mr. Foley is the Chairman of the Board and Chief Executive Officer of the Company and has been since its formation in 1984. Mr. Foley was President of the Company from its formation in 1984 until December 31, 1994. Mr. Foley is also currently serving as Chairman of the Board and Chief Executive Officer of CKE Restaurants, Inc., as Chairman of the Board of American National Financial, Inc., Rally's Hamburgers, Inc., Checkers Drive-In Restaurants, Inc. and Santa Barbara Restaurant Group, Inc. Additionally, he is a member of the Board of Directors of Micro General Corporation, Fresh Foods, Inc. and Miravant Medical Technologies, Inc.

PATRICK F. STONE

            Mr. Stone was elected Chief Operating Officer of the Company on March 25, 1997. From May 1995 through March 1997 he was an Executive Vice President of the Company and President of Fidelity National Title Insurance Company and the four other underwriters of the Company. From February 1989 to May 1995 he was President of Fidelity National Title Company of Oregon. He is Chairman of the Board of Micro General Corporation.

FRANK P. WILLEY

            Mr. Willey is President and a director of the Company. He served as an Executive Vice President and General Counsel of the Company from its formation until December 31, 1994. He has served in various capacities with subsidiaries and affiliates of the Company since joining it in 1984. Mr. Willey is also a director of CKE Restaurants, Inc., Santa Barbara Restaurant Group, Inc., Southern Pacific Funding Corporation and Ugly Duckling Holding, Inc.

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

GENERAL WILLIAM  LYON

            General Lyon is the Chairman of the Board, President and Chief Executive Officer of William Lyon Homes, Inc. and affiliated companies which are headquartered in Newport Beach, California. In 1989, General Lyon formed Air/Lyon, Inc. which includes Elsinore Service Corp. and Martin Aviation located at John Wayne Airport. He has been Chairman of the Board of The William Lyon Company since June, 1985.

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

ALAN L. STINSON

            Mr. Stinson joined the Company in October, 1998 as Executive Vice President - Financial Operations of the Company. Prior to his employment with the Company, Mr. Stinson was Executive Vice President and Chief Financial Officer of Alamo Title Holding Company. From 1968 to 1994, Mr. Stinson was employed by Deloitte & Touche, LLP. He was a partner with Deloitte & Touche, LLP from 1980 to 1994.

ALLEN D. MEADOWS

            Mr. Meadows joined the Company in September, 1997 as an Executive Vice President and Chief Financial Officer of the Company. Prior to his employment with the Company, Mr. Meadows was Senior Vice President - Corporate Development of Great Western Bank from 1984 to 1997.

PETER T. SADOWSKI

            Mr. Sadowski joined the Company on January 4, 1999 as Executive Vice President and General Counsel. Prior to joining the Company, Mr. Sadowski was a partner with Goldberg, Katz, Sadowski & Stansen, PC, a law firm located in St. Louis, Missouri. Before joining the above firm in 1996, Mr. Sadowski was a partner with the Stolar Partnership, a law firm located in St. Louis, Missouri.

BRENT B. BICKETT

            Mr. Bickett was appointed Senior Vice President, Corporate Finance of the Company in January 1999. He also serves as the Senior Vice President, Corporate Finance for Santa Barbara Restaurant Group, Inc. From August 1990 until January 1999, Mr. Bickett was a member of the Investment Banking Division of Bear, Stearns & Co., Inc., a leading national investment banking firm, serving since 1997 as a Managing Director of the Firm's real estate, gaming, lodging and leisure group.

M'LISS JONES KANE

            Ms. Kane joined the Company in March, 1995 as a Senior Vice President and Corporate Counsel of the Company and became Corporate Secretary in April 1995 serving in these capacities until September 15, 1997. From September 15, 1997 to March 17, 1999 she was Senior Vice President, General Counsel and Corporate Secretary of the Company. Since March 17, 1999 she has been Senior Vice President, Corporate Counsel and Corporate Secretary.

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

RONALD R.  MAUDSLEY

            Mr. Maudsley is a Vice President of the Company and has been since June 17, 1998. Mr. Maudsley serves as Regional Manager for all agency operations nationwide. Mr. Maudsley joined Fidelity National Title Insurance Company in 1988 as an Executive Vice President.

ERNEST D. SMITH

            Mr. Smith is a Vice President of the Company and has been since June 17, 1998. He is currently responsible for the seven divisions encompassing FlexNet (bundled services): Fidelity National Lender Division; Fidelity National Credit Services; Fidelity National Flood, Inc.; Fidelity National Tax Services; Nationwide Document and Recording; Fidelity National Foreclosure Services (Trustee Sales Guarantee, Agency Sales and Posting); and Fidelity National Appraisal. Mr. Smith serves as Regional Manager for all Title and Escrow Operations in Southern California. Mr. Smith joined Fidelity National Title Insurance Company in 1987 as President of its San Francisco Division.

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

ITEM 11.                EXECUTIVE COMPENSATION

     The following Summary Compensation Table shows compensation paid by the Company for services rendered during fiscal years 1998, 1997 and 1996 for the Company's Chief Executive Officer and the four most highly compensated current executive officers whose salary and bonus exceeded $100,000 in 1998.

                           SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION
                                        ------------------------------------------       LONG TERM
                                                                         OTHER          COMPENSATION
                                                                         ANNUAL            AWARDS-      ALL OTHER
 NAME AND PRINCIPAL                                      BONUS        COMPENSATION        OPTIONS(#)   COMPENSATION
     POSITION                YEAR       SALARY($)        ($)(1)           (2)             (1)(3)(4)      ($)(5)
     --------                ----       ---------        ------       ------------      ------------   ------------
William P. Foley, II         1998      $  600,000      $1,954,281      $  119,827         195,376        $ 13,682
Chairman of the Board        1997         600,000       1,380,754          88,215         187,000          35,986
and Chief Executive          1996         600,000       1,061,125         122,596         188,100          28,859
Officer

Patrick F. Stone,            1998      $  325,000      $  586,284      $        -          53,113        $      -
Chief Operating Officer      1997         318,750         408,226               -          40,004          22,500
                             1996         300,000         313,338               -          38,316          12,250

Frank P. Willey,             1998      $  250,000      $  586,284      $        -          60,339        $ 28,180
President                    1997         250,000         414,226               -          44,000          16,563
                             1996         250,000         318,338               -          52,800          14,250

Alan L. Stinson,             1998      $  745,900      $   87,943      $        -          47,711        $      -
Executive Vice               1997               -               -               -               -               -
President - Financial        1996               -               -               -               -               -
Operations

Raymond R. Quirk,            1998      $  212,500      $  293,142      $        -         120,762        $ 15,250
Vice President               1997               -         195,675               -               -               -
                             1996               -         125,000               -               -               -

(1) Consists of cash bonuses in the years paid or deferred to reduce the exercise price of stock options granted to the above-noted key employees to less than fair market value of the common stock at the date of grant, pursuant to the Company's 1991 Stock Option Plan. Bonuses were awarded during the year following the fiscal year to which the bonuses relate, based on an evaluation by the Compensation Committee of the Board of Directors. The amount of deferred bonuses included in this column for 1998, 1997 and 1996, the most recent three years for which the options were granted, are as follows: (i) Mr. Foley: $195,428 - 1998 bonus; $138,075 - 1997 bonus and $100,000 - 1996 bonus; (ii) Mr. Stone: $58,628 -
      1998 bonus; $41,423 - 1997 bonus and $31,834 - 1996 bonus; (iii) Mr.
      Willey: no bonus deferred - 1998; $124,268 - 1997 bonus; no bonus deferred
      - 1996; (iv) Mr. Stinson: no bonus deferred - 1998; (v) Mr. Quirk: no bonus deferred - 1998; $ 48,919 - 1997 bonus and no bonus deferred - 1996.

(2) Certain incidental perquisites or other personal benefits for executive officers of the Company (not otherwise disclosed in this Proxy Statement) may result from expenses incurred by the Company or its subsidiaries in the interest of attracting and retaining qualified personnel. The incremental cost to the Company and its subsidiaries of providing such incidental perquisites or other personal benefits for executive officers named in the Summary Compensation Table, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported in fiscal 1998 for the named executive officer. Other Annual Compensation for Mr. Foley included the cost of (i) a Company provided automobile -- $9,000 in 1998, $9,000 in 1997 and $9,000 in 1996 and (ii) tax and financial planning advice provided by third parties to Mr. Foley and Folco Development Corporation and personal use of Company assets by Mr. Foley and Folco Development Corporation -- $110,826.95 in 1998, $79,215 in 1997, and $113,596 in 1996.

(3) The number of options granted per year in this column for 1998, 1997 and 1996, the three-year period in which the options were granted, are as follows: (i) Mr. Foley: 1998 grant - 165,000 options granted under the 1993 stock option plan and 30,376 options granted under the 1991 stock option plan; 1997 grant - 165,000 options granted under the 1987 Stock Option Plan and 22,000 options granted under the 1991 Stock Option Plan; and 1996 grant -- 165,000 options granted under the 1987 Stock Option Plan and 23,100 stock options granted under the 1991 Stock Option Plan; (ii) Mr. Stone: 1998 grant - 44,000 options granted under the 1993 Stock Option Plan and 9,113 options granted under the 1991 Stock Option Plan; 1997 grant - 33,000 options granted under the 1987 Stock Option Plan and 7,004 options granted under the 1991 Stock Option Plan, and 1996 grant

      - 33,000 options granted under the 1987 Stock Option Plan and 5,316 stock options granted under the 1991 Stock Option Plan; (iii) Mr. Willey: 1998 grant - 33,000 options granted under the 1993 Stock Option Plan and 27,339 options granted under the 1991 Stock Option Plan; 1997 grant - 44,000 options granted under the 1987 Stock Option Plan, and 1996 grant -- 44,000 options granted under the 1987 Stock Option Plan and 8,800 stock options granted under the 1991 Stock Option plan; (iv) Alan L. Stinson: 1998 grant
      - 47,771 options granted under the 1998 Stock Option Plan; and (v) Raymond
      R. Quirk: 1998 grant - 110,000 options granted under the 1993 Stock Option Plan and 10,762 options granted under the 1991 Stock Option Plan; 1997 grant - 18,150 options granted under the 1987 Stock Option Plan and 1996 grant - 9,982 options granted under the 1987 Stock Option Plan;

(4) The Company does not have any long-term incentive plans or compensation plans pursuant to which stock appreciation rights or restricted stock is awarded to officers or directors. The number of options granted in 1999 for fiscal year 1998 to the named executives, not included in the table, are as follows: under the 1991 Stock Option Plan (i) Mr. Foley -- 39,086 shares; and (ii) Mr. Stone -- 11,726 shares; and under the 1998 Stock Option Plan (i) Mr. Foley -- 150,000 shares; (ii) Mr. Stone -- 60,000 shares; (iii) Mr. Willey -- 30,000 shares; (iv) Mr. Stinson -- 47,711 shares, and (v) Mr. Quirk -- 10,000 shares.

(5) Includes Company cash contributions to the Employee Stock Purchase Plan on behalf of the individuals named in the Summary Compensation Table, except for Mr. Foley. All Other Compensation for Mr. Foley also includes imputed income of $1,466 for 1998; $1,157 for 1997, and $1,081 for 1996
      respectively, from a joint life split dollar insurance policy.

      Certain executive officers received loans from subsidiaries of the Company in amounts in excess of $60,000 after January 1, 1998, as follows: Patrick
      F. Stone, loan amount $150,000 at an interest rate of prime per annum, largest aggregate amount outstanding at any time during the period $112,500, as of March 31, 1999.

OPTION GRANTS

     The following table provides information as to options to purchase common stock granted to the named individuals during 1998 pursuant to the Company's 1998, 1993, and 1991 Stock Option Plans. The Company does not currently grant stock appreciation rights to officers or directors.

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                              PERCENT                                                          POTENTIAL
                                              OF TOTAL                                                       REALIZABLE VALUE
                              NUMBER OF       OPTIONS                                                          AT ASSUMED
                              SECURITIES     GRANTED TO     MARKET                                           ANNUAL RATES OF
                              UNDERLYING      EMPLOYEES    PRICE AT    EXERCISE OR                             STOCK PRICE
                               OPTIONS        IN FISCAL    DATE OF    BASE PRICE(1)   EXPIRATION             APPRECIATION FOR
           NAME               GRANTED(#)        YEAR        GRANT        ($/SH)          DATE                  OPTION TERM
           ----               ----------        ----        -----        ------          ----              -------------------
                                                                                                           5%($)        10%($)
                                                                                                           -----        ------
                                                          1998 STOCK OPTION PLAN

Alan L. Stinson                  7,871          0.5%       $32.0455     $14.4873        04/24/01        $  173,235    $  211,162

Alan L. Stinson                  9,840          0.6%        32.0455      14.4869        04/25/04           273,294       398,838

Alan L. Stinson                 30,000          1.7%        28.6364      28.6364        10/01/08           540,278     1,369,171

                                                          1993 STOCK OPTION PLAN

William P. Foley, II           165,000          9.5%       $24.2618     $24.2618        01/12/08         2,517,589     6,380,065

Patrick F. Stone                44,000          2.5%        24.2618      24.2618        01/12/08           671,357     1,702,350

Frank P. Willey                 33,000          1.9%        24.2618      24.2618        01/12/08           503,517     1,276,013

Raymond R. Quirk               110,000          6.4%        24.2618      24.2618        01/12/08         1,678,392     4,253,376

                                                          1991 STOCK OPTION PLAN

William P. Foley,II             30,376          1.8%       $24.2618     $19.3981        01/12/10           734,267     1,723,711

Patrick F. Stone                 9,113          2.5%        24.2618      19.3981        01/12/10           220,284       517,124

Frank P. Willey                 27,339          1.6%        24.2618      19.3981        01/12/10           660,854     1,551,374

Raymond R. Quirk                10,762          0.6%        24.2618      19.3981        01/12/10           260,145       610,698

                                             TOTAL -- 1998, 1993 AND 1991 STOCK OPTION PLANS

William P. Foley, II           195,376           11%       $24.2618     $19.3981-       01/12/08-        3,251,856     8,103,776
                                                                         24.2618        01/12/10

Patrick F. Stone                53,113          3.0%        24.2618     $19.3981-       01/12/08-          891,642     2,218,475
                                                                         24.2618        01/12/10

Frank P. Willey                 60,339          3.5%        24.2618     $19.3981-       01/12/08-        1,164,372     2,827,387
                                                                         24.2618        01/12/10

Alan L. Stinson                 47,711          2.8%       $28.6364 -   $14.4869-       04/24/01-          986,807     1,979,171
                                                            32.0455      28.6364        10/01/08

Raymond R. Quirk               120,762          7.0%       $24.2618     $19.3981-       01/12/08-        1,938,538     4,864,075
                                                                         24.2618        01/12/10


(1) The options granted in 1998 under the 1991 Stock Option Plan were granted at an exercise price of $24.2618 to key employees of the Company who applied deferred bonuses expensed in 1997 (see (1) of Summary Compensation Table) to the exercise price, thereby reducing such price to $19.3981 per share if exercised within the first year of grant. The exercise price of these options decreases approximately 5% per year through January 12, 2002 and $0.30 per share from January 12, 2002 through January 12, 2009 at which time the exercise price will be $15.3619. The options granted in 1998 under the 1998 Stock Option Plan were granted at an exercise price of $14.4873, $14.4869 (pursuant to the Company's merger with Alamo Title Holding Company) and $28.6364, the market price at the date of grant and these options became exercisable on August 24, 1998 (the $14.4873 and $14.489 grants) and 10,000 shares became exercisable on October 1, 1998, 10,000 shares will become exercisable on October 1, 1999 and 10,000 shares will become exercisable on October 1, 2000 (the $28.6364 grant). The options granted in 1998 under the 1993 Stock Option Plan were granted at an exercise price of $24.2618 per share, the market price at the date of grant and these options became exercisable on January 12, 1999.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table summarizes information regarding exercises of stock options by the named individuals during 1998 and unexercised options held by them as of December 31, 1998. The Company did not reprice any existing options during the last completed fiscal year.

                        AGGREGATED STOCK OPTION EXERCISES
              IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                           NUMBER OF                 VALUE OF
                                                                          UNEXERCISED               UNEXERCISED
                                                                          OPTIONS AT               IN-THE-MONEY
                                                                             FY-END              OPTIONS AT FY-END
                            SHARES ACQUIRED       VALUE REALIZED        (#) EXERCISABLE          ($) EXERCISABLE/
          NAME               EXERCISE (#)              ($)            UNEXERCISABLE(1)(2)       UNEXERCISABLE(1)(2)
          ----               ------------              ---            -------------------       -------------------
William P. Foley, II           131,769             $3,890,058          1,271,059/165,000       $27,557,527/1,029,303
Patrick F. Stone                32,643                919,531             104,035/44,000           2,262,569/274,480
Frank P. Willey                 61,326              1,793,043             284,498/33,000           5,903,527/205,860
Raymond R. Quirk                     -                      -             88,582/110,000           1,922,382/686,202
Alan L. Stinson                      -                      -              27,711/20,000              302,240/37,272

----------

(1) Number of exercisable shares and corresponding values relate to options granted under the 1998, 1993, 1991 and 1987 Stock Option Plans. The exercise price varies based upon the exercise price at the time of grant and the amount of deferred bonus applied by the officer to reduce the exercise price. See Summary Compensation Table above. The value of unexercised options at year-end is calculated as the difference between the market value of the underlying security, $30.50 per share, and the exercise price of the option at year-end, less the bonus deferral. The exercise prices of the options at year-end were as follows: (i) Mr. Foley
      - options to purchase 165,000 shares at $24.2618 per share under the 1993 plan; options to purchase 27,951 shares at $5.1091 per share, options to purchase 8,784 shares at $2.8682 per share, options to purchase 30,746 shares at $5.3100 per share, options to purchase 46,119 shares at $6.4882 per share, options to purchase 62,888 shares at $2.5073 per share, options to purchase 30,376 shares at $19.3981 per share and options to purchase 24,200 shares at $5.7231 per share under the 1991 plan; and options to purchase 219,615 shares at $6.9155 per share, options to purchase 219,615 shares at $9.4773 per share, and options to purchase 219,615 shares at $10.4164 per share, options to purchase 199,650 shares at $9.579 per share and options to purchase 181,500 shares at $10.4336 per share under the 1987 plan; (ii) Mr. Stone - options to purchase 44,000 shares at $24.2618 per share under the 1993 Stock Option Plan; options to purchase 6,432 shares at $5.1091 per share, options to purchase 2,928 shares at $2.8682 per share, options to purchase 41,557 shares at $6.4882 per share, options to purchase 9,113 shares at $19.3981 per share, options to purchase 7,704 shares at $5.7231 per share under the 1991 Stock Option Plan; and options to purchase 36,300 shares at $10.4336 per share under the 1987 Stock Option Plan; (iii) Mr. Willey - options to purchase 33,000 shares at $24.2618 per share under the 1993 Stock Option Plan; options to purchase 10,648 shares at $5.1091 per share, options to purchase 10,248 shares at $5.3100 per share, options to purchase 13,835 shares at $6.4882 per share, and options to purchase 27,339 shares at $19.3981 per share under the 1991 Stock Option Plan; and options to purchase 58,564 shares at $6.9155 per share, options to purchase 24,889 shares at $9.4773 per share, options to purchase 37,335 at $10.4164 per share, options to purchase 53,240 shares at $9.5791 per share and options to purchase 48,400 shares at $10.4336 per share under the 1987 Stock Option Plan; (iv) Mr. Stinson options to purchase 9,840 shares at $14.4869 per share, options to purchase 7,871 shares at $14.4873 per share and options to purchase 30,000 shares at $28.6364 per share under the 1998 Stock Option Plan; and (v) Mr. Quirk - options to purchase 110,000 shares at $24.2618 per share and options to purchase 21,961 shares at $6.9155 per share under the 1993 Stock Option Plan; options to purchase 9,427 shares at $2.5073 per share, options to purchase 7,320 shares at $5.3100 per share, options to purchase 10,980 shares at $6.4882 per share and options to purchase 10,762 shares at $19.3981 per share under the 1991 Stock Option Plan; and options to purchase 9,982 shares at $9.5791 per share and options to purchase 18,150 shares at $10.4336 per share under the 1987 Stock Option Plan;

(2) Number of unexercisable shares and corresponding value relate to options granted under the Company's 1998, 1993 and 1991 Stock Option Plans. The value of these unexercisable options represents the difference between the year-end market value of the underlying security of $31.125 per share and the 1991 options at year-end of $5.1091 per share and the 1987 options at year-end of $9.5791 per share.

EMPLOYMENT AGREEMENTS

      The Company entered into a five-year employment agreement (the "Agreement") with its Chairman and Chief Executive Officer, Mr. Foley, effective April 1, 1991 and amended the agreement on April 1, 1996 and January 1, 1997, (collectively the "Amendment" to the employment agreement effective on April 1, 1996) for an additional five year period through March 31, 2001. The first amendment adjusted his minimum annual base salary to $600,000. The Agreement and Amendment include other compensation and executive fringe benefits, including an annual merit bonus calculated based on the Company's return on equity before extraordinary items, a $1,000,000 insurance policy payable to the beneficiary of his choice and a joint life split dollar insurance arrangement under which the Company advances the premiums and retains the full cash value of the policy. There is a change in control provision in the Amendment enabling Mr. Foley to terminate this agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for Good Reason (as defined in the agreement as a change in control) or if Mr. Foley's employment is terminated following a change of - due to a breach of this Agreement then he shall receive (i) his salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater number of years remaining in the term of employment, including partial years, or 3 years of such payment to be made in a lump sum on or before the fifth day following the date of termination, (iii) maintenance of all benefit plans and programs for Mr. Foley for the greater number of 3 years or the number of years (including partial years) remaining in the Amendment. The Company obtained a covenant from Mr. Foley that he will not compete with the Company or disclose its trade secrets both during employment or in the event the agreement ends or Mr. Foley's employment is terminated. The Agreement allows the Company to terminate Mr. Foley upon written notice without cause with terms specified in the Amendment. Upon Mr. Foley's death, his estate will receive a payment in the amount of two years' base salary. Upon incapacity or disability for a continuous period of nine months, the Company may terminate the employment contract with Mr. Foley upon payment of an amount equal to two years' base salary.

      The Company entered into a one year employment agreement with Patrick F. Stone effective January 1, 1996, which was subsequently amended effective January 1, 1997, extending the term for a period of 3 years ending December 31, 1999. The amendment also provides for a minimum base salary of $325,000 which may be increased at the discretion of the Chief Executive Officer and/or the Board of Directors. Other compensation and executive fringe benefits include an annual bonus calculated based on the Company's return on equity before extraordinary items. There is a change in control provision in the first amendment enabling Mr. Stone to terminate this Agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for Good Reason (defined in the agreement as a change in control) or if Mr. Stone's employment is terminated following a change in control due to a breach of this agreement then he shall receive (i) his salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number 2, such payment to be made in a lump sum on or before the fifth day following the date of termination,
(iii) maintenance of all benefit plans and programs for Mr. Stone for the number of 2 years or the number of years (including partial years) remaining in the Agreement.

      The Company entered into a one year employment agreement with Frank P. Willey effective January 1, 1996, which was subsequently amended effective January 1, 1997, extending the term for a period of 3 years ending December 31, 1999. The agreement provided for a minimum base salary of $250,000 which may be increased at the discretion of the Chief Executive Officer and/or the Board of Directors. Other compensation and executive fringe benefits include an annual bonus calculated based on the Company's return on equity before extraordinary items. There is a change in control provision in the first amendment enabling Mr. Willey to terminate this Agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for Good Reason (defined in the Agreement as a change in control) or if Mr. Willey's employment is terminated following a change in control due to a breach of this agreement then he shall receive (i) his salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number 2, such payment to be made in a lump sum on or before the fifth day following the date of termination, (iii) maintenance of all benefit plans and programs for Mr. Willey for the number of 2 years or the number of years (including partial years) remaining in the Agreement.

      Mr. Alan L. Stinson entered into an employment agreement with the Company effective October 1, 1998, for a term of 3 years which provides for a minimum annual base salary of $225,000 which may be increased at the discretion of the Chief Executive Officer and/or the Compensation Committee of the Board of Directors. Other compensation and fringe benefits include an annual bonus calculated based on the Company's return on equity before extraordinary items. There is a change in control provision enabling Mr. Stinson to terminate this Agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for Good Reason (defined in the agreement as a change in control) or if Mr. Stinson's employment is terminated following a change in control due to a breach of this agreement then he shall receive (i) his salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number 2, such payment to be made in a lump sum on or before the fifth day following the date of termination, (iii) maintenance of all benefit plans and programs for Mr. Stinson for the number of 2 years or the number of years (including partial years) remaining in the agreement. Other than as provided in the agreement, employee will not engage in any business competitive with the Company.

      Mr. Allen D. Meadows entered into an employment agreement with the Company effective September 15, 1997, for a term of 3 years which provides for a minimum annual base salary of $200,000 which may be increased at the direction of the Chief Executive Officer and/or the Compensation Committee of the Board of Directors. Other compensation and fringe benefits include an annual bonus calculated based on the Company's return on equity before extraordinary items. There is a change in control provision enabling Mr. Meadows to terminate this Agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control In the event of termination of the agreement for Good reason (defined in the agreement as a change in control) or if Mr. Meadows' employment is terminated following a change in control due to a breach of this agreement then he shall receive (i) his salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater of the number of years (including partial years) remaining in the Agreement or the number 2, such payment to be made in a lump sum on programs for Mr. Meadows for the number of 2 years or the number of years (including partial years) remaining in the agreement. Other than provided in the agreement, employee will not engage in any business competitive with the Company.

      Mr. Peter T. Sadowski entered into an employment agreement with the Company effective January 4, 1999, for a term of 2 years which provides for a minimum annual base salary of $220,000 which may be increased at the discretion of the Chief Executive Officer and/or the Compensation Committee of the Board of Directors. Other compensation and fringe benefits include an annual bonus calculated based on the Company's return on equity before extraordinary items. There is a change in control provision enabling Mr. Sadowski to terminate this Agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for Good Reason (defined in the agreement as a change in control) or if Mr. Sadowski's employment is terminated following a change in control due to a breach of this agreement then he shall receive (i) his salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number 2, such payment to be made in a lump sum on or before the fifth day following the date of termination, (iii) maintenance of all benefit plans and programs for Mr. Sadowski for the number of 2 years or the number of years

(including partial years) remaining in the agreement. Other than as provided in the agreement, employee will not engage in any business competitive with the Company.

      Mr. Carl A. Strunk entered into an employment agreement with the Company effective April 1, 1997, for a term of 3 years which provides for a minimum annual base salary of $150,000 which may be increased at the discretion of the Chief Executive Officer and/or the Compensation Committee of the Board of Directors. Other compensation and fringe benefits include an annual bonus calculated based on the Company's return on equity before extraordinary items. There is a change in control provision in the first amendment enabling Mr. Strunk to terminate this Agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for Good Reason (defined in the agreement as a change in control) or if Mr. Strunk's employment is terminated following a change in control due to a breach of this agreement then he shall receive (i) his salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number 2, such payment to be made in a lump sum on or before the fifth day following the date of termination, (iii) maintenance of all benefit plans and programs for Mr. Strunk for the number of 2 years or the number of years (including partial years) remaining in the agreement. Employee has the right to be the Chief Financial Officer of CKE Restaurants, Inc., during the term of this agreement. Other than as provided in the agreement, employee will not engage in any business competitive with the Company.

      Mr. Andrew F. Puzder entered into an employment agreement with the Company effective April 1, 1997, for a term of 3 years which provides for a minimum annual base salary of $150,000 which may be increased at the discretion of the Chief Executive Officer and/or the Compensation Committee of the Board of Directors. Other compensation and fringe benefits include an annual bonus calculated based on the Company's return on equity before extraordinary items. Mr. Puzder is also granted the right to represent Mr. Carl N. Karcher. There is a change in control provision in the first amendment enabling Mr. Puzder to terminate this Agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for Good Reason (defined in the agreement as a change in control) or if Mr. Puzder's employment is terminated following a change in control due to a breach of this agreement then he shall receive (i) his salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater of the number of years (including partial years) remaining in the Agreement or the number 2, such payment to be made in a lump sum on or before the fifth day following the date of termination, (iii) maintenance of all benefit plans and programs for Mr. Puzder for the number of 2 years or the number of years (including partial years) remaining in the agreement. Employee has the right to be the General Counsel of CKE Restaurants, Inc., during the term of this agreement. Other than as provided in the agreement, employee will not engage in any business competitive with the Company.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During 1998, Messrs. Thompson, Talbot and Lane served as members of the Compensation Committee. The Compensation Committee is currently composed of three independent directors. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries, and there are no interlocking directorships.

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

      In April 1993, the Company issued 1,866,727, as adjusted, shares of its common stock in a public offering in which Oppenheimer & Co., Inc. served as one of three primary underwriters. Oppenheimer & Co., Inc. received a discount of approximately 5.5% on the shares it purchased from the Company, which was an underwriting discount consistent with industry practice.

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

BASE SALARY

      The Committee considers Company management proposals concerning salary adjustments, with the exception of Mr. Foley, its Chairman and Chief Executive Officer, whose compensation was established under the terms of an employment agreement entered into in 1991 and amended in 1996 and 1997 with the approval of the Board of Directors and seven key employees including Mr. Foley, Mr. Stone,

Mr. Willey, Mr. Stinson , Mr. Meadows, Mr. Sadowski , Mr. Strunk and Mr. Puzder. The Compensation Committee then makes recommendations to the entire Board of Directors for their approval.

      In determining base salaries for executives for 1998, the Compensation Committee considered the Company's earnings, outside surveys of salary levels of other title insurance companies and other similar corporations, individual performance and achievement, areas of responsibility, position tenure and internal comparability.

ANNUAL CASH BONUSES

      Executive officers of the Company are eligible for annual bonuses which may be paid in the form of cash or as deferred compensation. Given the Company's performance in 1998, the Compensation Committee approved 1998 bonuses for the executives which were paid in 1999.

STOCK OPTION GRANTS

      As indicated above, an important element of the Company's compensation philosophy is the desire to align the interests of the executive officers with the long-term interests of the Company's stockholders. In order to meet this desire, the Board of Directors adopted a performance-based stock option plan in 1991 for executive officers, key employees and branch managers of the Company that allows participants to defer a portion of their bonus income in order to reduce their option exercise price. Additionally, the Company's Board of Directors and stockholders had previously approved the adoption of the Company's 1987 Stock Option Plan, pursuant to which the Company may grant stock options to certain key employees and non-employee directors or officers, and in 1994 the Board of Directors and stockholders approved the 1993 Stock Plan pursuant to which the Company could grant stock options to certain key employees and nonemployee directors and officers. In 1998 the Board of Directors and stockholders approved the 1998 Stock Option Plan to replace the 1987 Stock Option Plan, which expired December 1997. The purpose of all the stock option plans is to attract, retain and award executive officers and directors and to furnish incentives to these persons to improve operations, increase profits and positively impact the Company's long-term performance. Consistent with these objectives, the Compensation Committee granted options in 1999 for their performance in 1998 to executive officers as follows: (i) under the 1998 Stock Option Plan as follows: Mr. Foley, options to purchase 150,000 shares; Mr. Stone, options to purchase 60,000 shares; Mr. Willey, options to purchase 30,000 shares; Mr. Quirk, options to purchase 10,000 shares. Certain officers have elected to defer a portion of their bonus in stock options under the 1991 Stock Option Plan as follows: Mr. Foley, options to purchase 39,086 shares; Mr. Stone, options to purchase 11,726 shares.

      Corporate Deduction for Compensation. Section 162(m) of the Internal Revenue Code generally limits to $1.0 million the corporate deduction for compensation paid to certain executive officers, unless certain requirements are met. The Company's policy with respect to the deductibility limit of Section 162(m) generally is to preserve the federal income tax deductibility of compensation paid to executive officers. However, while the tax impact of any compensation arrangement is an important factor to be considered, the impact is evaluated in light of the Company's overall compensation philosophy. Accordingly, the Company has and will continue to authorize the payment of non-deductible compensation if it deems that it is consistent with its compensation philosophy and in the best interests of the Company and its stockholders.

     April 23, 1999                           Compensation Committee



                                              Daniel D. (Ron) Lane
                                              J. Thomas Talbot
                                              Cary H. Thompson

                                PERFORMANCE GRAPH

      Set forth below is a graph comparing cumulative total stockholder return on the Company's common stock against the cumulative total return on the S & P 500 Index and against the cumulative total return of a peer group index comprised of certain companies for the industry in which the Company competes (SIC code 6361 -- Title Insurance) for the five-year period ending December 31, 1998. This peer group consists of the following companies: Chicago Title Corporation, First American Financial Corporation, LandAmerica Financial Group, Inc. and Stewart Information Services Corp. The peer group comparison has been weighted based on the Company's stock market capitalization. The graph assumes an initial investment of $100.00 on January 1, 1994, with dividends reinvested over the periods indicated.


                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                   OF COMPANY, INDUSTRY INDEX AND BROAD MARKET

                                      Dec 93    Dec 94     Dec 95    dec 96   Dec 97     Dec 98
                                      ------    ------     ------    ------   ------     ------
Fidelity National Financials, Inc.    100.00     41.04      71.88     71.93    165.74    810.17
S&P 500 Index                         100.00    101.32     139.40    171.40    128.59    293.91
Peer Group                            100.00     85.60     121.75    208.75    208.51    290.75


                    ASSUMES $100 INVESTED ON JANUARY 1, 1994
                           ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING DECEMBER 31, 1998

BOARD MEETINGS AND COMMITTEES

      The Board of Directors held a total of five formal meetings during the year ended December 31, 1998. No director attended fewer than 80% of the aggregate of all meetings of the Board of Directors or any committee in 1998.

      The Board presently has an Audit Committee, a Compensation Committee and an Executive Committee, but does not have a Nominating Committee. The Audit Committee, which consists of Messrs. Lane and Talbot, met one time during 1998. The Audit Committee meets independently with internal audit staff, representatives of the Company's independent auditors and representatives of senior management. The Audit Committee reviews the general scope of the Company's annual audit, the fee charged by the independent auditors and other matters relating to internal control systems. In addition, the Audit Committee will be responsible for reviewing and monitoring the performance of non-audit services by the Company's auditors. The Committee will be responsible for recommending the engagement or discharge of the Company's independent auditors.

      The Compensation Committee currently consists of Messrs. Lane, Talbot and Thompson. The Compensation Committee, either alone or in conjunction with other Board committees, reviews and reports to the Board the salary, fee and benefit programs designed for senior management, officers and directors with a view to ensure that the Company is attracting and retaining highly-qualified individuals through competitive salary, fee and benefit programs and encouraging continued extraordinary effort through incentive rewards. The Compensation Committee did not meet during 1998.

      The Company also has an Executive Committee consisting of Messrs. Foley, Willey and Talbot. The Executive Committee may invoke all of the power and authority of the Board of Directors in the management of the business and the affairs of the Company, except those powers which, by law, cannot be delegated by the Board of Directors. The Executive Committee did not meet during 1998.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT

      As of March 31, 1999, the following table sets forth the beneficial ownership of the Common Stock of the Company by each director who owns shares, by the director nominees, all executive officers named in the Summary Compensation Table, all directors and executive officers as a group and by all persons known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock. The information as to beneficial stock ownership is based on data furnished by the persons concerning whom such information is given.

                                                      SHARES OF COMMON STOCK
                                                        BENEFICIALLY OWNED
                                             ----------------------------------------
NAME AND ADDRESS                             NUMBER OF SHARES        PERCENT OF TOTAL
----------------                             ----------------        ----------------
William P. Foley, II
17911 Von Karman Ave., #300
Irvine, CA 92614                             5,024,137(1)(2)              15.7%

Richard H. Pickup
c/o Wedbush Morgan Securities, Inc.
500 Newport Center Drive
Suite 550
Newport Beach, CA  92660                        1,756,700                  5.7%

Frank P. Willey
17911 Von Karman Ave., #300
Irvine, CA 92614                               989,985(2)                  3.2%

William A. Imparato
1515 East Missouri Ave.,  Bldg. A
Phoenix, AZ 85014                               38,558(2)                   *

Donald M. Koll
4343 Von Karman Ave.
Newport Beach, CA 92660                         27,486(2)                   *

Daniel D. (Ron) Lane
14 Corporate Plaza, Suite 150
Newport Beach, CA 92660                        115,331(2)                   *

J. Thomas Talbot
24 Corporate Plaza, Suite 100
Newport Beach, CA 92660                         46,187(2)                   *

Cary H. Thompson
3731 Wilshire Blvd., 10th Flr.
Los Angeles, CA 90010                           13,377(2)                   *

General William Lyon
4490 Von Karman Avenue
Newport Beach, CA 92660                          2,750(2)                   *

Patrick F. Stone
17911 Von Karman Ave., #300
Irvine, CA 92614                               166,929(2)                   *

Alan L. Stinson
17911 Von Karman Avenue, #300
Irvine, California 92614                        49,004(2)                   *

Raymond R. Quirk
17911 Von Karman Avenue, #300
Irvine, CA 92614                               216,486(2)                   *

All directors and officers as a group (18    7,259,899(3)                 21.7%
 persons)

----------
 *    Represents less than 1%.

(1) Included in this amount are 1,704,949 shares held by Folco Development Corporation, of which Mr. Foley and his spouse are the sole stockholders and 192,049 shares held by Foley Family Charitable Foundation; Mr. Foley is a "controlling person" of the Company.

(2) Includes currently exercisable stock options for Mr. Foley of 165,000 shares under the 1993 Stock Option Plan, 231,064 shares under the 1991 Stock Option Plan and 1,039,995 shares under the 1987 Stock Option Plan; currently exercisable stock options for Mr. Willey of 33,000 shares under the 1993 Stock Option Plan, 62,070 shares under the 1991 Stock Option Plan and 222,428 shares under the 1987 Stock Option Plan; includes currently exercisable stock options for Mr. Imparato of 10,980 shares under the 1993 Stock Option Plan and 20,167 shares under the 1987 Stock Option Plan; includes currently exercisable stock options for Mr. Koll of 7,320 shares under the 1993 Stock Option Plan and 20,166 shares under the 1987 Stock Option Plan; includes currently exercisable stock options for Mr. Lane of 14,640 shares under the 1993 Stock Option Plan and 20,166 shares under the 1987 Stock Option Plan; includes currently exercisable stock options for General Lyon of 2,750 shares under the 1998 Stock Option Plan; includes currently exercisable stock options for Mr. Talbot for 14,640 shares under the 1993 Stock Option Plan and 20,167 shares under the 1987 Stock Option Plan; currently exercisable stock options for Mr. Thompson of 10,084 shares under the 1987 Stock Option Plan; includes currently exercisable stock options for Mr. Stone of 44,000 shares under the 1993 Stock Option Plan, 67,734 shares under the 1991 Stock Option Plan and 36,300 shares under the 1987 Stock Option Plan; includes currently exercisable stock options for Mr. Stinson of 27,711 shares under the 1998 Stock Option Plan; and currently exercisable stock options for Mr. Quirk of 49,461 shares under the 1993 Stock Option Plan, 38,489 shares under the 1991 Stock Option Plan and 28,132 shares under the 1987 Stock Option Plan.

(3) This number includes 2,614,891 currently exercisable stock options for all directors and officers of the Company

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

      The Company currently leases one of its facilities from partnerships or other entities in which Manchester, or one or more of its officers have an interest. These transactions are discussed below with respect to "Investments in Partnerships" and "Transactions with Management and Others," respectively. The Company believes that all such leases were on terms no less favorable than those that could have then been obtained from unrelated parties.

      Manchester has interests in, or acts as property manager for, certain real estate partnerships in which one or more officers of the Company have an interest. Certain officers of the Company have made contributions to these partnerships in exchange for partnership interests that cannot be valued until the dissolution of each individual partnership. Fidelity National Title Company of California is a tenant in one of the properties owned by the partnerships discussed below.

INVESTMENTS IN PARTNERSHIPS

      Folco Mission Valley Partners Limited Partnership ("Folco Mission Valley") was formed in 1991 by Folco Development Corporation ("Folco"), a corporation of which Mr. Foley and his spouse are the sole stockholders, as a 78% general partner, and Fidelity National Title Insurance Company, as a 22% limited partner, for the purpose of acquiring from the Resolution Trust Corporation an office building in San Diego County where Fidelity National Title Insurance Company was the sole tenant and conducted its San Diego County, California title operations. Folco's 78% general partnership interest was assigned to Sussex Holdings, Ltd. ("Sussex"), an affiliate of Folco, in June 1992 and Fidelity National Title Insurance Company's 22% limited partnership interest was assigned to Manchester in January 1992. Fidelity National Title Company continued to lease the building from Folco for $28,272 per month, plus taxes, insurance and other operating costs until the sale of the building in December 1998. This annual rental rate was at a 30% discount based on its lease with Folco Mission Valley.

      Goodyear Investors II General Partnership ("Goodyear II") was formed in 1986 by Manchester as a 50% partner, Folco as a 32.5% partner, Mr. Willey as a 2% partner, and others, to purchase, for investment, unimproved real property located in Maricopa County, Arizona. Manchester's interest in Goodyear II was transferred to the Company in June, 1993. As of March 31, 1999, Manchester, Kensington Development Corporation ("Kensington"), which is 90% owned by Manchester and 10% by Fidelity National Title Insurance Company of California and the Company have contributed $1,025,000 to Goodyear II. Kensington held this interest from 1988 to March 1996. The Company may be required to make annual contributions of its pro rata share of property taxes and insurance costs.

All general partners have made their required pro rata capital contributions. The Company and the other general partners received pro rata capital distributions in March 1995.

      Prospect Office Partners Limited Partnership ("Prospect Office Partners") was formed in 1988 by Manchester as a combined 29.7% general and limited partner, Mr. Foley as a 30.4% general partner, Mr. Willey as a 6.1% general partner, and others, to develop an office building in Tustin, California. Currently Manchester is a 41.62% general partner and a 28.38% limited partner due to assignments of interests by other general and limited partners. Mr. Foley and Mr. Willey no longer have any partnership interests in Prospect. Approximately one-half of the building is leased by Fidelity National Title Company for its Orange County title operations. Manchester advanced to the partnership, at an interest rate of 12% per annum, amounts necessary to fund operating deficits. These advances were assigned to the Company in June 1993. The lease provides for a monthly rent payment of $30,124. In May 1996, Fidelity National Title Insurance Company purchased from the FDIC, as receiver of Guardian Bank, a note secured by a deed of trust with an unpaid principal balance of $3,413,560 and a first lien deed of trust encumbering the Tustin office building. Fidelity National Title Insurance Company purchased and continues to hold the note under which Prospect Office Partners was the maker for a discounted price of $3,072,204.

      Tustin Retail Limited Partnership ("Tustin Retail") was formed in 1988 by Manchester as a combined 30% general and limited partner, Mr. Foley as a 30.7% general partner, Mr. Willey as a 4.3% general partner, and others, to develop a retail center in Tustin, California. Manchester advanced to the partnership, at an interest rate of 12% per annum, plus amounts necessary to fund operating deficits. The outstanding balance of these advances at December 31, 1995, and March 31, 1996, was $736,184. In addition, Tustin Retail is indebted to Manchester in the amount of $303,500 which is evidenced by a promissory note which provides for interest at 12% per annum and is secured by a second trust deed on the property. These advances and loans were assigned to the Company in June 1993. In August 1994, Commerce Bank filed a lawsuit (the "Lawsuit") against Tustin Retail (a real estate partnership), Manchester (a general partner in Tustin Retail) and Messrs. Foley and Willey (as general partners). The Lawsuit is essentially a judicial foreclosure under a deed of trust securing a $4,350,000 note dated February 18, 1992, to Commerce Bank from Tustin Retail (the "Note"). In December 1995, the Federal Deposit Insurance Corporation, which took control of Commerce Bank, submitted a bid at the property foreclosure auction and acquired the property for $2.9 million. The lease for this space provides for a monthly lease payment of $20,100. On July 3, 1996, following a fair value hearing, the court determined that the value of the property as of the foreclosure sale was $4,580,680. Subsequently, the court entered a deficiency judgment against Tustin Retail and the general partners in the amount of $480,545. In consideration of Fidelity National Title Insurance Company's payment of the deficiency amount, Tustin Retail assigned its statutory redemption right to Fidelity National Title Insurance Company. On November 21, 1996, Fidelity National Title Insurance Company redeemed the property for the amount of $2,792,470 and assumed control of the operation of the property from the receiver. Such property was sold on May 13, 1998.

      West Woodland Business Associates Limited Partnership ("West Woodland") was formed in 1989 by Manchester as a 10% general partner, Mr. Foley as a 21.3% general partner, Folco as a combined 20% general and limited partner, Mr. Willey as a 2.5% general partner, and others, to develop an office building in Woodland, California. In September 1991, Manchester sold its interest in the partnership to Folco. See "Transactions with Management and Others" below. Folco's interest was subsequently assigned to Sussex. Approximately one-half of the building is leased by Fidelity California for its Yolo County title operations. The lease provides for a monthly lease payment of $11,032. In March 1994, the lender on this project agreed to a modification of the credit agreement substituting Sussex for Manchester and releasing Manchester from these obligations. As of December 31, 1998, Manchester had not been released from its general partnership obligation under the West Woodland Credit Agreement. West Woodland remains indebted under a $940,000 first lien loan encumbering the office building and a $250,000 unsecured loan. West Woodland refinanced both loans with a new lender, thereby lowering the loans' interest accrual rates and extending the terms of both loans for five (5) years.

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

      Prior to the sale, the office buildings were leased to Fidelity National Title Insurance Company for use in its title operations. All but one of these office buildings have been sold to unaffiliated third parties in each instance. During 1998, Fidelity National Title Insurance Company continued to lease one of the office buildings from Bilcar under lease agreements entered into in 1991 at the time of the sale and paid Bilcar $21,509.90 under these lease agreements.

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

Date: April 29, 1999

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            SIGNATURES                              TITLE                           DATE
            ----------                              -----                           ----
/s/  WILLIAM P. FOLEY, II                  Chairman of the Board and            April 28, 1999
------------------------------              Chief Executive Officer
     WILLIAM P. FOLEY, II                (Principal Executive Officer)


/s/  PATRICK F. STONE                       Chief Operating Officer             April 28, 1999
------------------------------
     PATRICK F. STONE


/s/  ALLEN D. MEADOWS                      Executive Vice President             April 28, 1999
------------------------------              Chief Financial Officer
     ALLEN D. MEADOWS                      (Principal Financial and
                                              Accounting Officer)


/s/  ALAN L. STINSON                       Executive Vice President             April 28, 1999
------------------------------               Financial Operations
     ALAN L. STINSON                      (Chief Accounting Officer)


/s/  FRANK P. WILLEY                               Director                     April 28, 1999
------------------------------
     FRANK P. WILLEY


/s/  DANIEL D. (RON) LANE                          Director                     April 28, 1999
------------------------------
     DANIEL D. (RON) LANE


/s/  J. THOMAS TALBOT                              Director                     April 28, 1999
------------------------------
     J. THOMAS TALBOT


/s/  DONALD M. KOLL                                Director                     April 28, 1999
------------------------------
     DONALD M. KOLL


/s/  WILLIAM A. IMPARATO                           Director                     April 28, 1999
------------------------------
     WILLIAM A. IMPARATO


/s/  CARY H. THOMPSON                              Director                     April 28, 1999
------------------------------
     CARY H. THOMPSON


/s/  GENERAL WILLIAM LYON                          Director                     April 28, 1999
------------------------------
     GENERAL WILLIAM LYON