Form 10-Q
period 1999-03-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1999-05-13
CIK 809398

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

                      For the Quarter Ended March 31, 1999

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


                                 (949) 622-4333
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

       $.0001 par value Common Stock 30,346,116 shares as of May 12, 1999

       Exhibit Index appears on page 13 of 14 sequentially numbered pages.

                                    FORM 10-Q
                                QUARTERLY REPORT
                          Quarter Ended March 31, 1999


                                TABLE OF CONTENTS
                                -----------------


Part I:  FINANCIAL INFORMATION                                                        Page Number
                                                                                      -----------
         Item 1.  Condensed Consolidated Financial Statements

                  A.  Condensed Consolidated Balance Sheets as of                          3
                      March 31, 1999 and December 31, 1998

                  B.  Condensed Consolidated Statements of Earnings                        4
                      for the three-month periods ended
                      March 31, 1999 and 1998 (Restated)

                  C.  Condensed Consolidated Statements of                                 5
                      Comprehensive Earnings for the three-month
                      periods ended March 31, 1999 and 1998 (Restated)

                  D.  Condensed Consolidated Statements of Cash Flows                      6
                      for the three-month periods ended
                      March 31, 1999 and 1998 (Restated)

                  E.  Notes to Condensed Consolidated Financial Statements                 8

         Item 2.  Management's Discussion and Analysis of Financial                        9
                  Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk               11

Part II: OTHER INFORMATION

         Items 1. - 5. of Part II have been omitted because they are not applicable with respect to the current reporting period.

         Item 6.  Exhibits and Reports on Form 8-K                                        13


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

                                               FIDELITY NATIONAL FINANCIAL, INC.
                                               ---------------------------------
                                                         (Registrant)


By:       /s/ Alan L. Stinson
         -----------------------------------
         Alan L. Stinson
         Executive Vice President, Financial
         Operations (Chief Accounting Officer)            Date:  May 12, 1999

Part I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                         March 31,   December 31,
                                                                                           1999         1998
                                                                                         ---------   ------------
                                                                                        (Unaudited)
                                     ASSETS
Investments:
     Fixed maturities available for sale, at fair value ............................     $327,906     $330,068
     Equity securities, at fair value ..............................................       45,352       50,191
     Other long-term investments, at cost, which approximates fair value ...........       41,038       40,278
     Short-term investments, at cost, which approximates fair value ................       43,769       85,305
     Investments in real estate and partnerships, net ..............................        3,801        4,673
                                                                                         --------     --------
         Total investments .........................................................      461,866      510,515
Cash and cash equivalents ..........................................................       59,037       51,309
Leases and lease securitization residual interest ..................................      115,614       93,507
Trade receivables, net .............................................................       80,230       75,940
Notes receivable, net ..............................................................       16,272       10,761
Prepaid expenses and other assets ..................................................      109,340      111,471
Title plants .......................................................................       59,302       58,932
Property and equipment, net ........................................................       48,689       46,070
Deferred tax asset .................................................................       15,104       10,965
                                                                                         --------     --------
                                                                                         $965,454     $969,470
                                                                                         ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued liabilities ......................................     $112,300     $123,357
     Notes payable .................................................................      150,198      214,624
     Reserve for claim losses ......................................................      232,082      224,534
     Income taxes payable ..........................................................        9,704        8,683
                                                                                         --------     --------
                                                                                          504,284      571,198

     Minority interests ............................................................        1,925        1,532

Stockholders' equity:
     Preferred stock, $.0001 par value; authorized, 3,000,000 shares;
       Issued and outstanding, none ................................................           --           --
     Common stock, $.0001 par value; authorized, 50,000,000 shares in 1999 and 1998; issued, 39,054,118 as of March 31, 1999 and
       35,540,036 as of December 31, 1998 ..........................................            4            3
     Additional paid-in capital ....................................................      244,676      173,888
     Retained earnings .............................................................      283,416      265,567
                                                                                         --------     --------
                                                                                          528,096      439,458
     Accumulated other comprehensive income ........................................        6,044       11,657
     Less treasury stock, 7,883,537 shares as of March 31, 1999 and
       6,645,487 shares as of December 31, 1998, at cost ...........................       74,895       54,375
                                                                                         --------     --------
                                                                                          459,245      396,740
                                                                                         --------     --------
                                                                                         $965,454     $969,470
                                                                                         ========     ========


            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)



                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                                  ---------------------
                                                                                                    1999         1998
                                                                                                  --------     --------
                                                                                                       (Unaudited)
                                                                                                              (Restated)
REVENUE:
     Title insurance premiums ...............................................................     $241,874     $182,296
     Escrow fees ............................................................................       32,795       26,311
     Other fees and revenue .................................................................       63,664       46,585
     Interest and investment income, including realized gains (losses) ......................        5,941        7,021
                                                                                                  --------     --------
                                                                                                   344,274      262,213
                                                                                                  --------     --------
EXPENSES:
     Personnel costs ........................................................................      108,545       84,511
     Other operating expenses ...............................................................       77,166       56,415
     Agent commissions ......................................................................      106,992       76,024
     Provision for claim losses .............................................................       15,231       13,339
     Interest expense .......................................................................        2,836        3,125
                                                                                                  --------     --------
                                                                                                   310,770      233,414
                                                                                                  --------     --------
     Earnings before income taxes ...........................................................       33,504       28,799
     Income tax expense .....................................................................       13,737       12,119
                                                                                                  --------     --------

         Net earnings .......................................................................     $ 19,767     $ 16,680
                                                                                                  ========     ========

     Basic net earnings .....................................................................     $ 19,767     $ 16,680
                                                                                                  ========     ========
     Basic earnings per share ...............................................................     $    .64     $    .62
                                                                                                  ========     ========
     Weighted average shares outstanding, basic basis .......................................       30,767       26,892
                                                                                                  ========     ========

     Diluted net earnings ...................................................................     $ 20,030     $ 17,304
                                                                                                  ========     ========
     Diluted earnings per share .............................................................     $    .60     $    .53
                                                                                                  ========     ========
     Weighted average shares outstanding, diluted basis .....................................       33,423       32,579
                                                                                                  ========     ========

     Cash dividends per share ...............................................................     $    .07     $    .06
                                                                                                  ========     ========














            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                     (In thousands, except per share data)



                                                                                                    Three months ended
                                                                                                        March 31,
                                                                                                  ----------------------
                                                                                                    1999          1998
                                                                                                  --------      --------
                                                                                                       (Unaudited)
                                                                                                               (Restated)
Net earnings ................................................................................     $ 19,767      $ 16,680

Other comprehensive earnings (loss):
     Unrealized gains (losses) on investments, net (1) ......................................       (6,008)        1,663
     Reclassification adjustments for gains (losses) included in net income (2) .............          395        (1,157)
                                                                                                  --------      --------

Other comprehensive earnings (loss) .........................................................       (5,613)          506
                                                                                                  --------      --------

Comprehensive earnings ......................................................................     $ 14,154      $ 17,186
                                                                                                  ========      ========


(1) Net of income tax expense (benefit) of $(4,175) and $1,209 in 1999 and 1998, respectively.
(2) Net of income tax expense (benefit) of $(274) and $842 in 1999 and 1998, respectively.































            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                    Three months ended
                                                                                                         March 31,
                                                                                                  ----------------------
                                                                                                    1999          1998
                                                                                                  --------      --------
                                                                                                       (Unaudited)
                                                                                                               (Restated)
Cash flows from operating activities:
     Net earnings ...........................................................................     $ 19,767      $ 16,680
     Reconciliation of net earnings to net cash used in operating activities:
         Depreciation and amortization ......................................................        5,588         4,631
         Net increase in reserve for claim losses ...........................................        7,548           179
         Net increase in provision for possible losses other than claims ....................          139           129
         (Gain) loss on sales of assets .....................................................          669        (1,999)
         Equity in (gains) losses of unconsolidated partnerships ............................          393           (45)
         Amortization of LYONs original issue discount ......................................          485         1,076
     Change in assets and liabilities, net of effects from acquisition of subsidiaries:
         Net increase in leases and lease securitization residual interest ..................      (22,107)      (20,470)
         Net increase in trade receivables ..................................................       (4,290)      (10,404)
         Net increase in prepaid expenses and other assets ..................................         (559)       (2,015)
         Net decrease in accounts payable and accrued liabilities ...........................      (11,476)       (6,313)
         Net decrease in income taxes .......................................................          816         6,710
                                                                                                  --------      --------
Net cash used in operating activities .......................................................       (3,027)      (11,841)
                                                                                                  --------      --------

Cash flows from investing activities:
     Proceeds from sale of real estate ......................................................          946            --
     Proceeds from sales and maturities of investments ......................................       56,435        43,942
     Collections of notes receivable ........................................................        1,201         1,158
     Additions to title plants ..............................................................         (415)          (96)
     Additions to property and equipment ....................................................       (6,567)       (3,735)
     Additions to investments ...............................................................      (18,471)      (48,584)
     Additions to notes receivable ..........................................................       (7,174)       (1,565)
                                                                                                  --------      --------
Net cash provided by (used in) investing activities .........................................       25,955        (8,880)
                                                                                                  --------      --------
















            See Notes to Condensed Consolidated Financial Statements.
                                   (Continued)

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                    Three months ended
                                                                                                         March 31,
                                                                                                  ----------------------
                                                                                                   1999           1998
                                                                                                  -------       --------
                                                                                                         (Unaudited)
                                                                                                               (Restated)
Cash flows from financing activities:
     Borrowings .............................................................................     $  9,635      $  6,992
     Debt service payments ..................................................................       (2,754)       (3,861)
     Dividends paid .........................................................................       (2,064)       (2,065)
     Purchase of treasury stock .............................................................      (20,520)           --
     Stock options exercised ................................................................          503         1,840
                                                                                                  --------      --------
Net cash provided by (used in) financing activities .........................................      (15,200)        2,906
                                                                                                  --------      --------

Net increase (decrease) in cash and cash equivalents ........................................        7,728       (17,815)
Cash and cash equivalents at beginning of period ............................................       51,309        72,887
                                                                                                  --------      --------
Cash and cash equivalents at end of period ..................................................     $ 59,037      $ 55,072
                                                                                                  ========      ========

Supplemental cash flow information:
     Income taxes paid ......................................................................     $ 12,717      $  5,850
                                                                                                  ========      ========
     Interest paid ..........................................................................     $  7,216      $  2,156
                                                                                                  ========      ========

Noncash investing and financing activities:
     Dividends declared and unpaid ..........................................................     $  2,123      $  1,597
                                                                                                  ========      ========
















            See Notes to Condensed Consolidated Financial Statements.

              Notes to Condensed Consolidated Financial Statements


Note A - Basis of Financial Statements
--------------------------------------

The financial information included in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications have been made in the 1998 Condensed Consolidated Financial Statements to conform to classifications used in 1999.

Note B - Redemption of Liquid Yield Option Notes Outstanding
------------------------------------------------------------

On January 13, 1999, the Company announced that it was going to redeem, pursuant to the terms of the indenture, its outstanding Liquid Yield Option Notes ("LYONs") due 2009 for $581.25 per $1,000 maturity value on February 15, 1999. Additionally, the LYONs holders had the right to convert the outstanding LYONs to 28.077 shares of Company common stock per $1,000 maturity value of LYONS at any time. As of February 15, 1999, $123,681,000 maturity value of LYONs had converted to 3,473,000 shares of common stock, resulting in an addition of approximately $70 million to stockholders' equity while reducing outstanding notes payable by a like amount. The remaining $432,000 of maturity value was redeemed for cash of approximately $251,000.

Note C - Dividends
------------------

On March 17, 1999, the Company's Board of Directors declared a cash dividend of $.07 per share, payable on May 28, 1999, to stockholders of record on April 9, 1999.

Note D - Stock Purchase Plan and Employee Stock Purchase Loan Plan
------------------------------------------------------------------

On March 17, 1999, the Company's Board of Directors approved an increase to the number of shares of outstanding Company common stock authorized for purchase under the Company's previously announced purchase program. The new authorization will permit the Company to purchase up to 4.0 million shares. Through May 12, 1999, the Company has purchased 2,110,515 shares at an average purchase price of $16.01 per share totaling $33,790,000. Purchases may be made from time to time by the Company in the open market or in block purchases or in privately negotiated transactions depending on market conditions and other factors.

Also on March 17, 1999, the Company's Board of Directors approved the adoption of the Fidelity National Financial, Inc. Employee Stock Purchase Loan Plan ("Loan Plan"). The purpose of the Loan Plan is to provide key employees with further incentive to maximize shareholder value. The Company intends to offer an aggregate of $7,750,000 in loans. Loan Plan funds must be used to make private or open market purchases of Company common stock through a broker-dealer designated by the Company. All loans will be full recourse and unsecured, and will have a five-year term. Interest will accrue on the loans at a rate of 5% per annum due at maturity. Loans may be prepaid any time without penalty. Through May 12, 1999, loans have been made in the amount of $6,474,000 to purchase 432,985 shares of Company common stock at an average purchase price of $14.95 per share.

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

Results of Operations
---------------------

Stability in mortgage interest rates, a thriving real estate market and continued strength in the overall economy resulted in an increase in total first quarter 1999 revenue of $82.1 million, or 31.3%, to $344.3 million compared to $262.2 million total revenue for the first quarter of 1998.

The following table presents information regarding the components of title premiums:

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                      --------------------------------------------
                                                                        1999    % of Total      1998    % of Total
                                                                      --------  ----------    --------  ----------
                                                                                 (Dollars in thousands)
Title premiums from direct operations                                 $107,959     44.6%      $ 87,927     48.2%
Title premiums from agency operations                                  133,915     55.4%        94,369     51.8%
                                                                      --------    -----       --------    -----

         Total title premiums                                         $241,874    100.0%      $182,296    100.0%
                                                                      ========    =====       ========    =====

Title orders and requests for title-related services have continued to react favorably to existing market conditions as reflected by an increase in total title premiums of $59.6 million, or 32.7%. The trend in the mix of business between direct and agency operations reflects the impact of the lag of approximately three to six months in agent remittances compared to the immediate recognition of title insurance premiums generated by direct operations and fluctuations in title premiums by region.

Escrow fees have increased $6.5 million, or 24.6%, in the first quarter of 1999 to $32.8 million compared to $26.3 million in the comparable 1998 period. This growth is consistent with the trends indicated in the Company's direct operations and has been further enhanced by the continuing strength in our escrow operations and the Company's efforts to expand its escrow presence in Southern California.

The increase in other fees and income reflects the continuing increase in the contribution made by the Company's real estate related ancillary service businesses, the revenue generated by Granite Financial, Inc., our equipment leasing subsidiary, and the increased revenue of Micro General Corporation, a majority-owned information technology and telecommunication services subsidiary. Other fees and revenue during the first quarter of 1999 totaled $63.7 million compared to $46.6 million in the first quarter of 1998, representing an increase of $17.1 million, or 36.7%.

Interest and investment income decreased 15.4% to $5.9 million in the first quarter of 1999 from $7.0 million in the first quarter of 1998. The decrease in interest and investment income earned during the 1999 period is primarily due to an increase in invested assets offset by net realized losses in 1999 compared to net realized gains for the same period in 1998. Net realized losses were $669,000 in the first quarter of 1999 compared to net realized gains of $2.0 million in the corresponding 1998 period.

The Company's operating expenses consist primarily of personnel costs, other operating expenses and agent commissions which are incurred as orders are received and processed. Title insurance premiums, escrow fees and other fees and revenue are generally recognized as income at the time the underlying transaction closes. Certain other fees and revenue are recognized over the period the related services are provided. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate.

Personnel costs include both base salaries and commissions paid to employees and are the most significant operating expense incurred by the Company. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. Personnel costs, as a percentage of total revenue, were essentially flat at 31.5% for the three-month period ended March 31, 1999 compared to 32.2% for the corresponding period in 1998. The Company has taken significant measures to maintain personnel costs at levels consistent with revenues. The Company continues to monitor the prevailing market conditions and will attempt to adjust personnel costs in accordance with activity. Personnel costs totaled $108.5 million and $84.5 million for the quarters ended March 31, 1999 and 1998, respectively.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), escrow losses, courier services, computer services, professional services, general insurance, trade and notes receivable allowances and depreciation. Other operating expenses remained comparable as a percentage of total revenue at 22.4% in the first quarter of 1999 and 21.5% in the first quarter of 1998. The Company previously implemented and remains committed to aggressive cost control programs which will help maintain operating expense levels consistent with the levels of revenue production; however, certain fixed costs are incurred regardless of revenue levels, resulting in period over period fluctuations. Other operating expenses totaled $77.2 million in the first quarter of 1999 compared to $56.4 million in the first quarter of 1998.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 79.9% of agent policy premiums in the first quarter of 1999 compared to 80.6% of agent policy premiums in the first quarter of 1998. Agent commissions and the resulting percentage of agency premiums retained by the Company vary according to regional differences in real estate closing practices and state regulations.

The provision for claim losses includes an estimate of anticipated title claims and major claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on the Company's historical loss experience and other relevant factors. The Company monitors its claims experience on a continual basis and adjusts the provision for claim losses accordingly. Based on Company loss development studies, the Company believes that as a result of its underwriting and claims handling practices, as well as the refinancing business of prior years, the Company will maintain the trend of favorable claim loss experience. Based on this information, in the quarters ended March 31, 1999 and 1998, the Company recorded a provision for claim losses of 6.5% and 7.0% of title insurance premiums, respectively, prior to major claim expense, net of recoupments and prior to the impact of premium rates and Company loss experience in the state of Texas. Premiums in Texas are all-inclusive and include a closing fee in addition to a risk-related premium, which differs from similar coverage in other states, while loss experience is comparable. As a result, the provision for claim losses in Texas is much lower than in states that do not have all-inclusive premiums. These factors resulted in a net provision for claim losses of 6.3% and 7.3% in the first quarter of 1999 and 1998, respectively.

Interest expense is incurred by the Company in financing its capital asset purchases, lease originations and certain acquisitions. Interest expense consists of interest related to the Company's outstanding debt and the amortization of original issue discount and debt issuance costs related to the Liquid Yield Option Notes. Interest expense of "non-LYONs" debt totaled $2.4 million and $2.0 million for the three-month periods ended March 31, 1999 and 1998, respectively. The LYONs related component of interest expense amounted to $445,000 for the first quarter of 1999 and $1.1 million for the first quarter of 1998. The decrease in LYONs related interest is attributable to the redemption of the LYONs in February 1999 and previous conversions.

Income tax expense for the three-month periods ended March 31, 1999 and 1998, as a percentage of earnings before income taxes was 41.0% and 42.1%, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to the Company's estimate of ultimate income tax liability and the characteristics of net income, i.e., operating income versus investment income.

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

Two of the significant sources of the Company's funds are dividends and distributions from its subsidiaries. As a holding company, the Company receives cash from its subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses it incurs. The reimbursements are executed within the guidelines of various management agreements among the Company and its subsidiaries. Fluctuations in operating cash flows are primarily the result of increases or decreases in revenue. The Company's insurance subsidiaries and underwritten title companies ("UTCs") collect premiums and pay claims and operating expenses. The insurance subsidiaries also have cash flow sources derived from investment income, repayments of principal and proceeds from sales and maturities of investments and dividends from subsidiaries. Positive cash flow from the insurance subsidiaries is invested primarily in short-term investments and medium-term bonds. Short-term investments held by the Company's insurance subsidiaries provide liquidity for projected claims and operating expenses. The insurance subsidiaries are restricted by state regulations in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which the Company's title underwriters can pay dividends or make other distributions to the Company. The UTCs are also regulated by insurance regulatory or banking authorities. The Company's ancillary service and leasing subsidiaries collect revenue and pay operating expenses; however, they are not regulated by insurance or banking regulatory authorities. Positive cash flow from the UTCs and ancillary service subsidiaries is invested primarily in cash and cash equivalents.

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company does not believe there have been any material changes in the market risks since December 31, 1998, which would impact the fair value of certain assets and liabilities included in the Condensed Consolidated Balance Sheets.

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

This entire section, "Year 2000 Issues", is hereby designated a "Year 2000 Readiness Disclosure", as defined in the Year 2000 Information and Readiness Disclosure Act.

Part II: OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits:

                  Exhibit 11 Computation of Primary and Diluted Earnings Per
                             Share

                  Exhibit 27 Financial Data Schedule

                  (b)  Reports on Form 8-K:

                  Current Report on Form 8-K, dated March 19, 1999, related to March 17, 1999 election of Peter T. Sadowski and Brent B. Bickett as Executive Vice President and General Counsel of Fidelity National Financial, Inc. and Senior Vice President--Financial Operations of Fidelity National Financial, Inc., respectively.