Form 10-Q
period 1999-06-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1999-08-10
CIK 809398

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

                       For the Quarter Ended June 30, 1999

                          Commission File Number 1-9396

                        FIDELITY NATIONAL FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                               86-0498599
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


17911 Von Karman Avenue, Suite 300, Irvine, California             92614
(Address of principal executive offices)                         (Zip Code)


                                 (949) 622-4333
              (Registrant's telephone number, including area code)



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

      $.0001 par value Common Stock 30,456,895 shares as of August 6, 1999

      Exhibit Index appears on page 13 of 13 sequentially numbered pages.

                                    FORM 10-Q
                                QUARTERLY REPORT
                           Quarter Ended June 30, 1999


                                TABLE OF CONTENTS


Part I:    FINANCIAL INFORMATION                                                             Page Number
           Item 1.   Condensed Consolidated Financial Statements

                     A.  Condensed Consolidated Balance Sheets as of June 30, 1999                3
                         and December 31, 1998

                     B.  Condensed Consolidated Statements of Earnings for the three-             4
                         month and six-month periods ended June 30, 1999 and 1998
                         (Restated)

                     C.  Condensed Consolidated Statements of Comprehensive Earnings              5
                         for the three-month and six-month periods ended June 30, 1999 and 1998 (Restated)

                     D.  Condensed Consolidated Statements of Cash Flows for the six-month        6
                         periods ended June 30, 1999 and 1998 (Restated)

                     E.  Notes to Condensed Consolidated Financial Statements                     8

           Item 2.   Management's Discussion and Analysis of Financial                            9
                     Condition and Results of Operations

           Item 3.   Quantitative and Qualitative Disclosure About Market Risk                    12

Part II:   OTHER INFORMATION

           Item 1.   Legal Proceedings                                                           13

           Items 2, 3 and 5. of Part II have been omitted because they are not                   --
                     applicable with respect to the current reporting period.

           Item 4.   Submission of Matter to Vote of Security Holders                            13

           Item 6.   Exhibits and Reports on Form 8-K                                            13


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

                                               FIDELITY NATIONAL FINANCIAL, INC.
                                                          (Registrant)

By:  /s/ Alan L. Stinson
     -----------------------------------
     Alan L. Stinson
     Executive Vice President, Chief Financial Officer
     (Principal Financial and Accounting Officer)          Date:  August 6, 1999

Part I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                               June 30,     December 31,
                                                                                 1999          1998
                                                                             -----------     --------
                                                                             (Unaudited)
                              ASSETS
Investments:
      Fixed maturities available for sale, at fair value ...................   $331,752      $330,068
      Equity securities, at fair value .....................................     45,329        50,191
      Other long-term investments, at cost, which approximates fair value ..     41,378        40,278
      Short-term investments, at cost, which approximates fair value .......     56,159        85,305
      Investments in real estate and partnerships, net .....................      3,712         4,673
                                                                               --------      --------
           Total investments ...............................................    478,330       510,515
Cash and cash equivalents ..................................................     55,846        51,309
Leases and residual interests in securitizations ...........................    126,202        93,507
Trade receivables, net .....................................................     77,787        75,940
Notes receivable, net ......................................................     16,844        10,761
Prepaid expenses and other assets ..........................................    111,925       111,471
Title plants ...............................................................     60,039        58,932
Property and equipment, net ................................................     50,973        46,070
Deferred tax asset .........................................................     19,300        10,965
                                                                               --------      --------
                                                                               $997,246      $969,470
                                                                               ========      ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Accounts payable and accrued liabilities .............................   $116,645      $123,357
      Notes payable ........................................................    178,395       214,624
      Reserve for claim losses .............................................    233,576       224,534
      Income taxes payable .................................................      2,832         8,683
                                                                               --------      --------
                                                                                531,448       571,198

      Minority interests ...................................................      1,439         1,532

Stockholders' equity:
      Preferred stock, $.0001 par value; authorized, 3,000,000 shares;
        issued and outstanding, none .......................................         --            --
      Common stock, $.0001 par value; authorized, 50,000,000 shares in 1999 and 1998; issued, 39,189,429 as of June 30, 1999 and
        35,540,036 as of December 31, 1998 .................................          4             3
      Additional paid-in capital ...........................................    246,705       173,888
      Retained earnings ....................................................    305,010       265,567
                                                                               --------      --------
                                                                                551,719       439,458
      Accumulated other comprehensive earnings .............................        827        11,657
      Less treasury stock, 8,756,002 shares as of June 30, 1999 and
        6,645,487 shares as of December 31, 1998, at cost ..................     88,187        54,375
                                                                               --------      --------
                                                                                464,359       396,740
                                                                               --------      --------
                                                                               $997,246      $969,470
                                                                               ========      ========


            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)



                                                    Three months ended       Six months ended
                                                         June 30,                June 30,
                                                   --------    --------    --------    --------
                                                     1999        1998        1999        1998
                                                   --------    --------    --------    --------
                                                        (Unaudited)            (Unaudited)
                                                               (Restated)             (Restated)
REVENUE:
   Title insurance premiums ...................    $248,100    $222,223    $489,974    $404,519
   Escrow fees ................................      34,213      32,624      67,008      58,935
   Other fees and revenue .....................      67,661      51,638     131,325      98,223
   Interest and investment income, including
     realized gains (losses) ..................       7,845      14,956      13,786      21,977
                                                   --------    --------    --------    --------
                                                    357,819     321,441     702,093     583,654
                                                   --------    --------    --------    --------

EXPENSES:
   Personnel costs ............................     105,761      97,056     214,306     181,567
   Other operating expenses ...................      85,263      58,235     162,429     114,650
   Agent commissions ..........................     108,605      91,732     215,597     167,756
   Provision for claim losses .................      15,099      13,418      30,330      26,757
   Interest expense ...........................       2,853       3,549       5,689       6,674
                                                   --------    --------    --------    --------
                                                    317,581     263,990     628,351     497,404
                                                   --------    --------    --------    --------
Earnings before income taxes ..................      40,238      57,451      73,742      86,250
Income tax expense ............................      16,497      24,012      30,234      36,131
                                                   --------    --------    --------    --------

        Net earnings ..........................    $ 23,741    $ 33,439    $ 43,508    $ 50,119
                                                   ========    ========    ========    ========

   Basic net earnings .........................    $ 23,741    $ 33,439    $ 43,508    $ 50,119
                                                   ========    ========    ========    ========
   Basic earnings per share ...................    $    .78    $   1.21    $   1.42    $   1.84
                                                   ========    ========    ========    ========
   Weighted average shares outstanding, basic
     basis ....................................      30,423      27,661      30,594      27,281
                                                   ========    ========    ========    ========


   Diluted net earnings .......................    $ 23,741    $ 34,038    $ 43,771    $ 51,342
                                                   ========    ========    ========    ========
   Diluted earnings per share .................    $    .75    $   1.02    $   1.35    $   1.55
                                                   ========    ========    ========    ========
   Weighted average shares outstanding, diluted
     basis ....................................      31,788      33,396      32,502      33,028
                                                   ========    ========    ========    ========

   Cash dividends per share ...................    $    .07    $    .06    $    .14    $    .13
                                                   ========    ========    ========    ========



            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (In thousands)



                                                Three months ended          Six months ended
                                                      June 30,                  June 30,
                                               ---------------------     ---------------------
                                                 1999         1998         1999        1998
                                               --------     --------     --------     --------
                                                   (Unaudited)               (Unaudited)
                                                           (Restated)                (Restated)
Net earnings ..............................    $ 23,741     $ 33,439     $ 43,508     $ 50,119

Other comprehensive earnings (loss):
  Unrealized gains (losses) on investments,
     net (1) ..............................      (4,023)       6,054      (10,031)       7,717
  Reclassification adjustments for gains
    included in net earnings (2) ..........      (1,194)      (5,942)        (799)      (7,099)
                                               --------     --------     --------     --------

Other comprehensive earnings (loss) .......      (5,217)         112      (10,830)         618
                                               --------     --------     --------     --------

Comprehensive earnings ....................    $ 18,524     $ 33,551     $ 32,678     $ 50,737
                                               ========     ========     ========     ========



(1) Net of income tax expense (benefit) of ($2,796) and $4,352 and ($6,971) and $5,566 for the three-month and six-month periods ended June 30, 1999 and 1998, respectively.

(2) Net of income tax expense of $830 and $4,272, and $556 and $5,119 for the three-month and six-month periods ended June 30, 1999 and 1998, respectively.







            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                               Six months ended
                                                                                                   June 30,
                                                                                            ---------     ---------
                                                                                               1999          1998
                                                                                            ---------     ---------
                                                                                                  (Unaudited)
                                                                                                         (Restated)
Cash flows from operating activities:
      Net earnings .....................................................................    $  43,508     $  50,119
      Reconciliation of net earnings to net cash provided by operating activities:
           Depreciation and amortization ...............................................       12,716         9,576
           Net increase in reserve for claim losses ....................................       13,353         5,245
           Net increase in provision for possible losses other than claims .............          282           292
           Gain on sales of assets .....................................................       (1,355)      (12,218)
           Equity in (gains) losses of unconsolidated partnerships .....................          (93)          713
           Amortization of LYONs original issue discount ...............................          485         2,030
      Change in assets and liabilities, net of effects from acquisition of subsidiaries:
           Net increase in leases and lease securitization residual interest ...........      (32,695)      (19,756)
           Net increase in trade receivables ...........................................       (1,850)       (9,789)
           Net increase in prepaid expenses and other assets ...........................       (6,049)       (8,352)
           Net increase (decrease) in accounts payable and accrued liabilities .........       (7,328)       11,086
           Net increase (decrease) in income taxes .....................................       (7,250)       16,133
                                                                                            ---------     ---------
Net cash provided by operating activities ..............................................       13,724        45,079
                                                                                            ---------     ---------

Cash flows from investing activities:
      Proceeds from sales of property and equipment ....................................           --         3,344
      Proceeds from sale of real estate ................................................          946            --
      Proceeds from sales and maturities of investments ................................      211,869        94,278
      Collections of notes receivable ..................................................        1,787         2,123
      Additions to title plants ........................................................       (1,247)          (57)
      Additions to property and equipment ..............................................      (13,105)      (11,024)
      Additions to investments .........................................................     (202,836)     (107,583)
      Additions to notes receivable ....................................................       (8,475)       (7,664)
      Sale of a subsidiary, net of cash ................................................        2,468            --
      Acquisitions of businesses, net of cash acquired .................................           --         3,817
                                                                                            ---------     ---------
Net cash used in investing activities ..................................................       (8,593)      (22,766)
                                                                                            ---------     ---------





            See Notes to Condensed Consolidated Financial Statements.
                                   (Continued)

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                       Six months ended
                                                          June 30,
                                                    --------     --------
                                                      1999         1998
                                                    --------     --------
                                                         (Unaudited)
                                                                (Restated)
Cash flows from financing activities:
      Borrowings ...............................    $ 42,152     $  5,379
      Debt service payments ....................      (7,074)     (12,624)
      Dividends paid ...........................      (4,392)      (3,662)
      Purchase of treasury stock ...............     (33,812)          --
      Stock options exercised ..................       2,532        5,892
                                                    --------     --------
Net cash used in financing activities ..........        (594)      (5,015)
                                                    --------     --------

Net increase in cash and cash equivalents ......       4,537       17,298
Cash and cash equivalents at beginning of period      51,309       72,887
                                                    --------     --------
Cash and cash equivalents at end of period .....    $ 55,846     $ 90,185
                                                    ========     ========

Supplemental cash flow information:
      Income taxes paid ........................    $ 35,878     $ 18,951
                                                    ========     ========
      Interest paid ............................    $  9,232     $  4,684
                                                    ========     ========

Noncash investing and financing activities:
      Dividends declared and unpaid ............    $  2,147     $  1,622
                                                    ========     ========







            See Notes to Condensed Consolidated Financial Statements.

Note A - Basis of Financial Statements

The financial information included in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. The Condensed Consolidated Financial Statements for both the 1999 and 1998 periods reflect the impact of the 1998 acquisitions of Granite Financial, Inc. and Alamo Title Holding Company, which have been accounted for as poolings-of-interests. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications have been made in the 1998 Condensed Consolidated Financial Statements to conform to classifications used in 1999.

Note B - Redemption of Liquid Yield Option Notes Outstanding

On January 13, 1999, the Company announced that it was going to redeem, pursuant to the terms of the indenture, its outstanding Liquid Yield Option Notes ("LYONs") due 2009 for $581.25 per $1,000 maturity value on February 15, 1999. Additionally, the LYONs holders had the right to convert the outstanding LYONs to 28.077 shares of Company common stock per $1,000 maturity value of LYONS at any time. Through February 15, 1999, $123,681,000 maturity value of LYONs had converted to 3,473,000 shares of common stock, resulting in an addition of approximately $70 million to stockholders' equity while reducing outstanding notes payable by a like amount. The remaining $432,000 of maturity value was redeemed for cash of approximately $251,000.

Note C - Dividends

On June 14, 1999, the Company's Board of Directors declared a cash dividend of $.07 per share, payable on July 22, 1999, to stockholders of record on July 9, 1999.

Note D - Stock Purchase Plan and Employee Stock Purchase Loan Plan

On March 17, 1999, the Company's Board of Directors approved an increase to the number of shares of outstanding Company common stock authorized for purchase under the Company's previously announced purchase program. The additional authorization will permit the Company to purchase up to 4.0 million shares. Through August 6, 1999, the Company has purchased 2.1 million shares at an average purchase price of $16.01 per share totaling $33.8 million. Purchases may be made from time to time by the Company in the open market or in block purchases or in privately negotiated transactions depending on market conditions and other factors.

Also on March 17, 1999, the Company's Board of Directors approved the adoption of the Fidelity National Financial, Inc. Employee Stock Purchase Loan Plan ("Loan Plan") and the Non-Employee Director Stock Purchase Loan Program ("Loan Program"). The purpose of the Loan Plan and Loan Program is to provide key employees and directors with further incentive to maximize shareholder value. The Company offered an aggregate of $8,650,000 in loans. Loan Plan and Loan Program funds must be used to make private or open market purchases of Company common stock through a broker-dealer designated by the Company. All loans are full recourse and unsecured, and will have a five-year term. Interest will accrue on the loans at a rate of 5% per annum due at maturity. Loans may be prepaid any time without penalty. Through August 6, 1999, loans had been made in the amount of $6.5 million to purchase 431,707 shares of Company common stock at an average purchase price of $15.08 per share.

Note E - Sale of National Title Insurance of New York, Inc.

On March 18, 1998, the Company announced that it had entered into an agreement to sell National Title Insurance of New York Inc. ("National") to American Title Company, a wholly-owned subsidiary of American National Financial, Inc. ("ANFI"), for $3.25 million, subject to regulatory approval and certain other conditions. The purchase price was structured at a premium to book value. The Company currently holds a 29.4% interest in ANFI. National was acquired in April 1996, as part of the Nations Title Inc. acquisition, and has not been actively underwriting policies since that time. This transaction received regulatory approval on May 27, 1999 and closed on June 10, 1999. The Company recognized a gain of $1,161,000, prior to applicable income taxes, in connection with the sale of National. This gain has been reflected in the Condensed Consolidated Statements of Earnings for the three- and six-month periods ended June 30, 1999.

Note F - Subsequent Event

On August 1, 1999, the Company announced that it had signed a definitive agreement to purchase Chicago Title Corporation ("Chicago Title", NYSE: CTZ), headquartered in Chicago, Illinois, for approximately $1.2 billion, or $52.00 per share of Chicago Title common stock, using approximately equal amounts of cash and Company common stock. The allocation between cash and stock will be adjusted so Chicago Title stockholders will receive more than 50% of the outstanding stock of the new company. The price is payable in shares of Company common stock or, upon election by Chicago Title stockholders, in cash, subject to proration as may be necessary to achieve the allocation between cash and stock described above. The definitive agreement has been approved by the boards of both companies. The transaction is subject to approval by the stockholders of Chicago Title and the Company, requisite regulatory authorities and other customary conditions and is expected to be completed in the first quarter of 2000.

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

Results of Operations

Relative stability in mortgage interest rates, a thriving real estate market and continued strength in the overall economy resulted in an increase in total second quarter 1999 revenue of $36.4 million, or 11.3%, to $357.8 million compared to $321.4 million total revenue for the second quarter of 1998. Similarly, total revenue for the six-month period ended June 30, 1999 increased $118.4 million, or 20.3%, to $702.1 million from $583.6 million for the comparable 1998 period.

The following table presents information regarding the components of title premiums (dollars in thousands):

                                        Three months ended                               Six months ended
                                             June 30,                                        June 30,
                             -----------------------------------------      -----------------------------------------
                                          % of                   % of                    % of                   % of
                               1999       Total       1998       Total        1999       Total       1998       Total
                             --------     -----     --------     -----      --------     -----     --------     -----
Title premiums from direct
  Operations                 $111,683      45.0%    $105,954      47.7%     $219,642      44.8%    $193,881      47.9%
Title premiums from agency
  Operations                  136,417      55.0%     116,269      52.3%      270,332      55.2%     210,638      52.1%
                             --------   -----       --------   -----        --------   -----       --------   -----

           Total             $248,100     100.0%    $222,223     100.0%     $489,974     100.0%    $404,519     100.0%
                             ========     =====     ========     =====      ========     =====     ========     =====

Title orders and requests for title-related services have continued to react favorably to existing market conditions. The increases in title premiums of $25.9 million, or 11.6%, and $85.5 million, or 21.1%, for the three-month and six-month periods ended June 30, 1999, respectively, are consistent with the current real estate market environment. Refinance business has declined, however, the resale and new home sale markets remains strong. Fee per file is higher for resale transactions than it is for refinance transactions. The trend in the mix of business between direct and agency operations reflects the impact of the lag of approximately three to six months in agent remittances compared to the immediate recognition of title insurance premiums generated by direct operations and fluctuations in title premiums by region.

Escrow fees for the second quarter of 1999 increased $1.6 million, or 4.9%, to $34.2 million from $32.6 million in the second quarter of 1998. For the six months ended June 30, 1999, escrow fees were $67.0 million, an increase of $8.1 million, or 13.7%, from escrow fees of $58.9 million in the first six months of 1998. This growth in escrow fees is generally consistent with the trends in the Company's direct operations and has been further enhanced by the Company's continuing efforts to expand its escrow presence in Southern California.

The increase in other fees and revenue reflects the continuing increase in the contribution made by the Company's real estate related ancillary service businesses, the revenue generated by Granite Financial, Inc., our equipment leasing subsidiary, and the increased revenue of Micro General Corporation, a majority-owned information technology and telecommunication services subsidiary. The majority of the increase in other fees and revenue can be attributed to the growth of Micro General Corporation. Micro General Corporation's margins are not as great as those of the Company's core title and real estate businesses. Other fees and revenue during the second quarter of 1999 totaled $67.7 million compared to $51.6 million in the second quarter of 1998, representing an increase of $16.0 million, or 31.0%. Other fees and revenue totaled $131.3 million for the six-month period ended June 30, 1999, an increase of $33.1 million, or 33.7%, from other fees and revenue of $98.2 million for the 1998 period.

Interest and investment income decreased 47.5% to $7.8 million in the second quarter of 1999 from $15.0 million in the second quarter of 1998. The decrease in interest and investment income earned during the 1999 quarter is primarily due to an increase in invested assets offset by reduced net realized gains in 1999 compared to net realized gains for the same period in 1998. Included in net realized gains for the second quarter of 1998 is a non-recurring gain resulting from the sale of the Company's investment in Data Tree Corporation in the amount of $9.7 million, before applicable income taxes. Excluding the Data Tree Corporation gain, net realized gains totaled $503,000 in the second quarter of 1998 compared to $2.0 million in the second quarter of 1999. Net investment income for the six-month period ended June 30, 1999 totaled $13.8 million compared to $12.3 million in the comparable 1998 period, after excluding the gain mentioned above, an increase of 12.2%. The increase in the six months ended June 30, 1999 over the same period in 1998 is primarily the result of an increase in invested assets offset by a decrease in net realized gains. Total net realized gains for the six month periods ended June 30, 1999 and 1998 were $1.4 million and $12.2 million, respectively.

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

Personnel costs include both base salaries and commissions paid to employees and are one of the most significant operating expenses incurred by the Company. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. Personnel costs, as a percentage of total revenue, were essentially flat at 29.6% for the three-month period ended June 30, 1999 compared to 30.2% for the corresponding period in 1998. For the six-month periods ended June 30, 1999 and 1998, personnel expenses as a percentage of total revenue were 30.5% and 31.1%, respectively, remaining comparable period over period. The Company has taken significant measures to maintain personnel costs at levels consistent with revenues. The Company continues to monitor the prevailing market conditions and will attempt to adjust personnel costs in accordance with activity. Personnel costs totaled $105.8 million and $97.1 million for the quarters ended June 30, 1999 and 1998, respectively, and $214.3 million and $181.6 million for the six-month periods ended June 30, 1999 and 1998, respectively.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), escrow losses, courier services, computer services, professional services, general insurance, trade and notes receivable allowances and depreciation. Other operating expenses increased as a percentage of total revenue to 23.8% in the second quarter of 1999 from 18.1% in the second quarter of 1998. Other operating expenses as a percentage of total revenue increased to 23.1% for the six-month period ended June 30, 1999 compared to 19.6% for the 1998 period. The fluctuations in the three- and six-month periods can be attributed to expenses related to the Company's non-title operations, primarily Micro General Corporation. The Company previously implemented and remains committed to aggressive cost control programs which will help maintain operating expense levels consistent with the levels of revenue production; however, certain fixed costs are incurred regardless of revenue levels, resulting in period over period fluctuations. Other operating expenses totaled $85.3 million in the second quarter of 1999 compared to $58.2 million in the second quarter of 1998. For the six-month periods ended June 30, 1999 and 1998, other operating expenses totaled $162.4 million and $114.7 million, respectively.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 79.6% of agent policy premiums in the second quarter of 1999 compared to 78.9% of agent policy premiums in the second quarter of 1998. Agent commissions for the six-month periods ended June 30, 1999 and 1998 were 79.8% and 79.6%, respectively. Agent commissions and the resulting percentage of agency premiums retained by the Company vary according to regional differences in real estate closing practices and state regulations.

The provision for claim losses includes an estimate of anticipated title claims and major claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on the Company's historical loss experience and other relevant factors. The Company monitors its claims experience on a continual basis and adjusts the provision for claim losses accordingly. Based on Company loss development studies, the Company believes that as a result of its underwriting and claims handling practices, as well as the prevailing market conditions of prior years, the Company will maintain the trend of favorable claim loss experience. Based on this information, in the quarters and six-month periods ended June 30, 1999 and 1998, the Company recorded a provision for claim losses of 6.5% and 7.0% of title insurance premiums, respectively, prior to major claim expense, net of recoupments and prior to the impact of premium rates and Company loss experience in the state of Texas. Premiums in Texas are all-inclusive and include a closing fee in addition to a risk-related premium, which differs from similar coverage in other states, while loss experience is comparable. As a result, the provision for claim losses in Texas is much lower than in states that do not have all-inclusive premiums. These factors resulted in a net provision for claim losses of 6.1% and 6.0% in the second quarter of 1999 and 1998, respectively, and 6.2% and 6.6%, for the six months ended June 30, 1999 and 1998, respectively.

Interest expense is incurred by the Company primarily in financing its capital asset purchases, lease originations and certain other general corporate purposes. Interest expense consists of interest related to the Company's outstanding debt and the amortization of original issue discount and debt issuance costs related to the Liquid Yield Option Notes. Interest expense of "non-LYONs" debt totaled $2.9 million and $2.5 million for the three-month periods ended June 30, 1999 and 1998, respectively. The LYONs related component of interest expense was zero for the second quarter of 1999 and $1.0 million for the second quarter of 1998. Interest expense of "non-LYONs" debt totaled $5.2 million and $4.6 million for the six-month periods ended June 30, 1999 and 1998, respectively. The LYONs related component of interest expense amounted to $445,000 for the first six-months of 1999 and $2.1 million for the first six months of 1998. The decrease in LYONs related interest is attributable to the redemption of the LYONs in February 1999 and previous conversions. The period over period fluctuations in interest related to "non-LYONs" debt can be attributed to an increase in outstanding notes payable and rising interest rates.

Income tax expense for the three-month and six-month periods ended June 30, 1999 and 1998, as a percentage of earnings before income taxes was 41.0% and 41.8%; and 41.0% and 41.9%, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to the Company's estimate of ultimate income tax liability and the characteristics of net income, i.e., operating income versus investment income.

Liquidity and Capital Resources

The Company's cash requirements include debt service, operating expenses, lease fundings, lease securitizations, taxes and dividends on its common stock. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds, cash received from subsidiaries, cash generated by investment securities and bank borrowings through existing credit facilities.

Two significant sources of the Company's funds are dividends and distributions from its subsidiaries. As a holding company, the Company receives cash from its subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses it incurs. The reimbursements are executed within the guidelines of various management agreements among the Company and its subsidiaries. Fluctuations in operating cash flows are primarily the result of increases or decreases in revenue. The Company's insurance subsidiaries and underwritten title companies ("UTCs") collect premiums and pay claims and operating expenses. The insurance subsidiaries also have cash flow sources derived from investment income, repayments of principal and proceeds from sales and maturities of investments and dividends from subsidiaries. Positive cash flow from the insurance subsidiaries is invested primarily in short-term investments and medium-term bonds. Short-term investments held by the Company's insurance subsidiaries provide liquidity for projected claims and operating expenses. The insurance subsidiaries are restricted by state regulations in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which the Company's title underwriters can pay dividends or make other distributions to the Company. The UTCs are also regulated by insurance regulatory and/or banking authorities. The Company's ancillary services and leasing subsidiaries collect revenue and pay operating expenses; however, they are not generally regulated by insurance or banking regulatory authorities. Positive cash flow from the UTCs, ancillary services and leasing subsidiaries is invested primarily in cash and cash equivalents.

The short-term and long-term liquidity requirements of the Company, insurance subsidiaries, UTCs, ancillary services and leasing subsidiaries are monitored regularly to match cash inflows with cash requirements. The Company and its subsidiaries forecast their daily cash needs and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company does not believe there have been any material changes in the market risks since December 31, 1998, which would impact the fair value of certain assets and liabilities included in the Condensed Consolidated Balance Sheets.

Year 2000 Issues

Information technology is an integral part of the Company's business. The Company also recognizes the critical nature of and the technological challenges associated with the Year 2000 issue. The Year 2000 issue ("Y2K") results from computer programs and computer hardware that utilize only two digits to identify a year in the date field, rather than four digits. If such programs or hardware are not modified or upgraded information systems could fail, lock up, or in general fail to perform according to normal expectations. The Company has implemented a program and committed both personnel and other resources to determine the extent of potential Y2K issues. The scope of the Y2K program includes a review of the systems used in our title plants, title policy processing, escrow production, claims processing, real estate related services, financial management, human resources, payroll and infrastructure. In addition to a review of internal systems, the Company has initiated formal communications with third parties with which it does business in order to determine whether or not they are Y2K compliant and the extent to which the Company may be vulnerable to third parties' failure to become Y2K compliant. The Company continues the process of identifying Y2K compliant issues in its systems, equipment and processes. The Company is making changes to such systems, updating or replacing such equipment, and modifying such processes to make them Y2K compliant.

The Company has developed a four phase program to become Y2K compliant. Phase I is "Plan Preparation and Identification of the Problem." This is a continuing phase. Phase II is "Plan Execution and Remediation." Phase III is "Testing." Phase IV is "Maintaining Y2K Compliance." The Company was substantially Y2K compliant as of July 1999. The status of the Y2K compliance program is monitored by senior management of the Company and by the Audit Committee of the Company's Board of Directors. The costs of the Y2K related efforts incurred to date have not been material, and the estimate of remaining costs to be incurred is not considered to be material. These estimates may be subject to change due to the complexities of estimating the cost of modifying applications to become Y2K compliant and the difficulties in assessing third parties', including various local governments upon which the Company relies upon to provide title-related data, ability to become Y2K compliant.

Management of the Company believes that its electronic data processing and information systems will be Y2K compliant; however, there can be no assurance all of the Company's systems will be Y2K compliant, or the costs to be Y2K compliant will not exceed management's current expectations, or that the failure of such systems to be Y2K compliant will not have a material adverse effect on the Company's business. The Company believes that functions currently performed with the assistance of electronic data processing equipment could be performed manually or outsourced if certain systems were determined not to be Y2K compliant on or after January 1, 2000.

The Company has substantially completed a contingency plan in the event that any systems are not Y2K compliant.

This entire section, "Year 2000 Issues", is hereby designated a "Year 2000 Readiness Disclosure", as defined in the Year 2000 Information and Readiness Disclosure Act.

Part II:   OTHER INFORMATION
           Item 1.   Legal Proceedings

                     The Company has been named as a defendant in four class action lawsuits against the entire title and escrow industry in California alleging various irregularities and violations of title and escrow practices. One suit was filed by the Attorney General of the State of California on behalf of the California Controller and the California Department of Insurance, and the other three were filed by private law firms in Federal Courts in San Francisco and San Diego and the State Court in Los Angeles. As a result of extensive meetings and discussions between the Company and the Attorney General of the State of California, the Attorney General has issued a letter stating that it does not expect to serve Fidelity National Financial, Inc. with a formal complaint. The Attorney General and the Company have expressed with confidence that the issues regarding the Company are likely to be resolved without litigation. The Company also anticipates that a resolution of the action filed by the California Attorney General in the State Court will serve as a basis for the resolution of the other lawsuits filed. The Company does not believe that any resolution will have a material impact on its financial position or on its results of operations.

           Item 4.   Submission of Matter to Vote of Securities Holders

                     On June 14, 1999, the Company held its Annual Meeting of Stockholders pursuant to a Notice and Proxy Statement dated May 10, 1999. At the meeting, stockholders elected William
                     P. Foley, II (25,809,953 for and 230,605 withheld) and Frank P. Willey (25,806,077 for and 234,481 withheld) as Directors recommended by management.

           Item 6.   Exhibits and Reports on Form 8-K

                     (a) Exhibits:

                     Exhibit 11 Computation of Basic and Diluted Earnings Per Share

                     Exhibit 27 Financial Data Schedule

                     (b) Reports on Form 8-K:

                     None