Form 10-Q
period 1999-09-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1999-11-12
CIK 809398

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

                    For the Quarter Ended September 30, 1999

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

     $.0001 par value Common Stock 28,493,667 shares as of November 10, 1999

       Exhibit Index appears on page 14 of 15 sequentially numbered pages.

                                    FORM 10-Q
                                QUARTERLY REPORT
                        Quarter Ended September 30, 1999


                                TABLE OF CONTENTS
                                -----------------

Part I:  FINANCIAL INFORMATION                                                                      Page Number
                                                                                                    -----------
         Item 1.  Condensed Consolidated Financial Statements

                  A.       Condensed Consolidated Balance Sheets as of September 30, 1999               3
                           and December 31, 1998

                  B.       Condensed Consolidated Statements of Earnings for the three-
                           month and nine-month periods ended September 30, 1999 and 1998               4

                  C.       Condensed Consolidated Statements of Comprehensive Earnings
                           for the three-month and nine-month periods ended September 30, 1999
                           and 1998                                                                     5

                  D.       Condensed Consolidated Statements of Cash Flows for the nine-month           6
                           periods ended September 30, 1999 and 1998

                  E.       Notes to Condensed Consolidated Financial Statements                         8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                   9

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk                            12

Part II: OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                    14

         Items 2, 3, 4 and 5. of Part II have been omitted because they are
                  not applicable with respect to the current reporting period.                         --

         Item 6.  Exhibits and Reports on Form 8-K                                                     14


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        FIDELITY NATIONAL FINANCIAL, INC.
                                  (Registrant)


By:  /s/ Alan L. Stinson
     ------------------------------
     Alan L. Stinson
     Executive Vice President,
     Chief Financial Officer and Treasurer
     (Principal Financial and Accounting Officer)        Date: November 11, 1999

Part I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                      FIDELITY NATIONAL FINANCIAL, INC. AND
               SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                             September 30,     December 31,
                                                                                 1999              1998
                                                                             -------------     ------------
                                                                              (Unaudited)
                                      ASSETS
Investments:
     Fixed maturities available for sale, at fair value ................      $   339,730       $330,068
     Equity securities, at fair value ..................................           33,259         50,191
     Other long-term investments, at cost, which approximates fair value           42,353         40,278
     Short-term investments, at cost, which approximates fair value ....           71,496         94,122
     Investments in real estate and partnerships, net ..................            3,815          4,673
                                                                              -----------       --------
         Total investments .............................................          490,653        519,332
Cash and cash equivalents ..............................................           46,209         42,492
Leases and residual interests in securitizations .......................          128,394         93,507
Trade receivables, net .................................................           69,186         75,940
Notes receivable, net ..................................................           18,060         10,761
Prepaid expenses and other assets ......................................          112,270        111,471
Title plants ...........................................................           59,666         58,932
Property and equipment, net ............................................           51,685         46,070
Deferred tax asset .....................................................           23,927         10,965
                                                                              -----------       --------
                                                                              $ 1,000,050       $969,470
                                                                              ===========       ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued liabilities ..........................      $   121,942       $123,357
     Notes payable .....................................................          190,295        214,624
     Reserve for claim losses ..........................................          239,254        224,534
     Income taxes payable ..............................................            1,556          8,683
                                                                              -----------       --------
                                                                                  553,047        571,198

     Minority interests ................................................              803          1,532

Stockholders' equity:
     Preferred stock, $.0001 par value; authorized, 3,000,000 shares;
       issued and outstanding, none ....................................               --             --
     Common stock, $.0001 par value; authorized, 50,000,000 shares in 1999 and 1998; issued, 39,213,197 as of September 30, 1999 and
       35,540,036 as of December 31, 1998 ..............................                4              3
     Additional paid-in capital ........................................          246,945        173,888
     Retained earnings .................................................          321,759        265,567
                                                                              -----------       --------
                                                                                  568,708        439,458
     Accumulated other comprehensive earnings (loss) ...................           (5,860)        11,657
     Less treasury stock, 10,676,602 shares as of September 30, 1999 and
       6,645,487 shares as of December 31, 1998, at cost ...............          116,648         54,375
                                                                              -----------       --------
                                                                                  446,200        396,740
                                                                              -----------       --------
                                                                              $ 1,000,050       $969,470
                                                                              ===========       ========


            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                     Three months ended         Nine months ended
                                                        September 30,           September 30,
                                                   ----------------------    ----------------------
                                                     1999         1998          1999         1998
                                                   --------    ----------    ----------    --------
                                                        (Unaudited)                 (Unaudited)
REVENUE:
   Title insurance premiums ...................    $236,895    $  238,207    $  726,869    $642,726
   Escrow fees ................................      29,865        33,915        96,873      92,850
   Other fees and revenue .....................      69,116        50,866       200,441     149,089
   Interest and investment income, including
     realized gains (losses) ..................       5,961         6,428        19,747      28,405
                                                   --------    ----------    ----------    --------
                                                    341,837       329,416     1,043,930     913,070
                                                   --------    ----------    ----------    --------
EXPENSES:
   Personnel costs ............................      96,831       102,464       311,137     284,031
   Other operating expenses ...................      85,930        62,373       248,359     177,634
   Agent commissions ..........................     109,638       101,003       325,235     268,148
   Provision for claim losses .................      14,864        14,626        45,194      41,383
   Interest expense ...........................       4,358         2,740        10,047       9,414
                                                   --------    ----------    ----------    --------
                                                    311,621       283,206       939,972     780,610
                                                   --------    ----------    ----------    --------
Earnings before income taxes ..................      30,216        46,210       103,958     132,460
Income tax expense ............................      11,609        19,409        41,843      55,540
                                                   --------    ----------    ----------    --------
       Net earnings ...........................    $ 18,607    $   26,801    $   62,115    $ 76,920
                                                   ========    ==========    ==========    ========
   Basic net earnings .........................    $ 18,607    $   26,801    $   62,115    $ 76,920
                                                   ========    ==========    ==========    ========
   Basic earnings per share ...................    $    .62    $      .94    $     2.05    $   2.78
                                                   ========    ==========    ==========    ========
   Weighted average shares outstanding, basic
     basis ....................................      29,861        28,382        30,353      27,653
                                                   ========    ==========    ==========    ========
   Diluted net earnings .......................    $ 18,607    $   27,461    $   62,378    $ 78,803
                                                   ========    ==========    ==========    ========
   Diluted earnings per share .................    $    .60    $      .81    $     1.95    $   2.36
                                                   ========    ==========    ==========    ========
   Weighted average shares outstanding, diluted
     basis ....................................      31,169        33,727        32,037      33,347
                                                   ========    ==========    ==========    ========
   Cash dividends per share ...................    $    .07    $      .06    $      .21    $    .19
                                                   ========    ==========    ==========    ========


            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (In thousands)

                                               Three months ended         Nine months ended
                                                  September 30,             September 30,
                                              ---------------------     ---------------------
                                                1999         1998         1999         1998
                                              --------     --------     --------     --------
                                                   (Unaudited)               (Unaudited)
Net earnings .............................    $ 18,607     $ 26,801     $ 62,115     $ 76,920
Other comprehensive earnings (loss):
  Unrealized losses on investments,
     net (1) .............................      (7,379)     (11,680)     (17,378)      (5,391)
  Reclassification adjustments for (gains)
    losses included in net earnings (2) ..         692       (1,139)        (139)      (7,930)
                                              --------     --------     --------     --------
Other comprehensive loss .................      (6,687)     (12,819)     (17,517)     (13,321)
                                              --------     --------     --------     --------
Comprehensive earnings ...................    $ 11,920     $ 13,982     $ 44,598     $ 63,599
                                              ========     ========     ========     ========

(1) Net of income tax expense (benefit) of ($4,600) and ($8,458), and ($11,682) and ($3,888) for the three-month and nine-month periods ended September 30, 1999 and 1998, respectively.

(2) Net of income tax expense (benefit) of ($431) and $825, and $93 and $5,787 for the three-month and nine-month periods ended September 30, 1999 and 1998, respectively.




            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Nine months ended
                                                                                          September 30,
                                                                                     -----------------------
                                                                                       1999          1998
                                                                                     ---------     ---------
                                                                                           (Unaudited)
Cash flows from operating activities:
     Net earnings ...............................................................    $  62,115     $  76,920
     Reconciliation of net earnings to net cash provided by operating activities:
         Depreciation and amortization ..........................................       21,425        15,268
         Net increase in reserve for claim losses ...............................       19,031        13,937
         Net increase in provision for possible losses other than claims ........           89           288
         Gain on sales of assets ................................................         (232)      (13,717)
         Equity in gains of unconsolidated partnerships .........................         (729)          (86)
         Amortization of LYONs original issue discount ..........................          552         3,337
     Change in assets and liabilities, net of effects from acquisition of subsidiaries:
         Net increase in leases and lease securitization residual interest ......      (34,887)      (27,131)
         Net (increase) decrease in trade receivables ...........................        6,751       (12,812)
         Net increase in prepaid expenses and other assets ......................       (9,246)      (15,518)
         Net increase (decrease) in accounts payable and accrued liabilities ....       (1,788)       21,912
         Net increase (decrease) in income taxes ................................       (9,631)       10,621
                                                                                     ---------     ---------
Net cash provided by operating activities .......................................       53,450        73,019
                                                                                     ---------     ---------
Cash flows from investing activities:
     Proceeds from sales of property and equipment ..............................           --         6,968
     Proceeds from sale of title plant ..........................................        1,100           405
     Proceeds from sale of real estate ..........................................          946            --
     Proceeds from sales and maturities of investments ..........................      339,396       162,949
     Collections of notes receivable ............................................        2,116         3,598
     Additions to title plants ..................................................       (1,799)         (678)
     Additions to property and equipment ........................................      (19,233)      (16,483)
     Additions to investments ...................................................     (345,710)     (223,641)
     Additions to notes receivable ..............................................       (9,670)       (6,899)
     Additions to real estate and joint ventures ................................         (285)           --
     Sale of a subsidiary, net of cash ..........................................        2,468            --
     Acquisitions of businesses, net of cash acquired ...........................           --          (198)
                                                                                     ---------     ---------
Net cash used in investing activities ...........................................      (30,671)      (73,979)
                                                                                     ---------     ---------


            See Notes to Condensed Consolidated Financial Statements.

                                   (Continued)
               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          Nine months ended
                                                            September 30,
                                                        ---------------------
                                                          1999         1998
                                                        --------     --------
                                                             (Unaudited)
Cash flows from financing activities:
     Borrowings ....................................    $ 66,262     $ 17,607
     Debt service payments .........................     (19,284)     (20,325)
     Dividends paid ................................      (6,539)      (4,494)
     Purchase of treasury stock ....................     (62,273)          --
     Stock options exercised .......................       2,772        6,898
                                                        --------     --------
Net cash used in financing activities ..............     (19,062)        (314)
                                                        --------     --------
Net increase (decrease) in cash and cash equivalents       3,717       (1,274)
Cash and cash equivalents at beginning of period ...      42,492       54,975
                                                        --------     --------
Cash and cash equivalents at end of period .........    $ 46,209     $ 53,701
                                                        ========     ========
Supplemental cash flow information:
     Income taxes paid .............................    $ 48,920     $ 43,033
                                                        ========     ========
     Interest paid .................................    $ 14,606     $  6,142
                                                        ========     ========
Noncash investing and financing activities:
     Dividends declared and unpaid .................    $  1,858     $  1,820
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

Note C - Dividends
------------------

On September 30, 1999, the Company's Board of Directors declared a cash dividend of $.07 per share, payable on October 27, 1999, to stockholders of record on October 13, 1999.

Note D - Stock Purchase Plan and Employee Stock Purchase Loan Plan
------------------------------------------------------------------

On March 17, 1999, the Company's Board of Directors approved an increase to the number of shares of outstanding Company common stock authorized for purchase under the Company's previously announced purchase program. The additional authorization permitted the Company to purchase up to 4.0 million shares. On September 13, 1999, the Company announced that its Board of Directors had approved a second increase of 2.0 million shares, bringing the total number of shares of outstanding Company common stock authorized for purchase to 6.0 million. Through November 10, 1999, the Company has purchased 4.1 million shares at an average purchase price of $15.43 per share totaling $63.0 million. Purchases may be made from time to time by the Company in the open market or in block purchases or in privately negotiated transactions depending on market conditions and other factors.

Also on March 17, 1999, the Company's Board of Directors approved the adoption of the Fidelity National Financial, Inc. Employee Stock Purchase Loan Plan ("Loan Plan") and the Non-Employee Director Stock Purchase Loan Program ("Loan Program"). The purpose of the Loan Plan and Loan Program is to provide key employees and directors with further incentive to maximize stockholder value. The Company offered an aggregate of $8,650,000 in loans. Loan Plan and Loan Program funds must be used to make private or open market purchases of Company common stock through a broker-dealer designated by the Company. All loans are full recourse and unsecured, and will have a five-year term. Interest will accrue on the loans at a rate of 5% per annum due at maturity. Loans may be prepaid any time without penalty. Through November 10, 1999, loans had been made in the amount of $7.25 million to purchase 483,825 shares of Company common stock at an average purchase price of $15.41 per share.

Note E - Sale of National Title Insurance of New York Inc.
----------------------------------------------------------

On March 18, 1998, the Company announced that it had entered into an agreement to sell National Title Insurance of New York Inc. ("National") to American Title Company, a wholly-owned subsidiary of American National Financial, Inc. ("ANFI"), for $3.25 million, subject to regulatory approval and certain other conditions. The purchase price was structured at a premium to book value. The Company currently holds a 29.4% interest in ANFI. National was acquired in April 1996, as part of the Nations Title Inc. acquisition, and has not been actively underwriting policies since that time. This transaction received regulatory approval on May 27, 1999 and closed on June 10, 1999. The Company recognized a gain of approximately $1.2 million prior to applicable income taxes, in connection with the sale of National. This gain has been reflected in the Condensed Consolidated Statements of Earnings for the nine-month period ended September 30, 1999.

Note F - Acquisition of Chicago Title Corporation
-------------------------------------------------

On August 1, 1999, the Company announced that it had signed an Agreement and Plan of Merger ("Agreement") to purchase Chicago Title Corporation ("Chicago Title", NYSE: CTZ), headquartered in Chicago, Illinois, for approximately $1.13 billion, or $52.00 per share of Chicago Title common stock, using approximately equal amounts of cash and Company common stock, subject to certain adjustments based on the average price of Company common stock, as defined in the Agreement. The allocation between cash and stock will be adjusted so Chicago Title stockholders will receive more than 50% of the outstanding stock of the new company. The price is payable in shares of Company common stock or, upon election by Chicago Title stockholders, in cash, subject to proration as may be necessary to achieve the allocation between cash and stock described above. The Agreement has been approved by the boards of both companies, and was amended on October 13, 1999. The transaction is subject to approval by the stockholders of Chicago Title and the Company, requisite regulatory authorities and other customary conditions and is expected to be completed in the first quarter of 2000.

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

Results of Operations
---------------------

Fluctuations in interest rates, offset by high consumer confidence and strength in the overall economy resulted in an increase in total third quarter 1999 revenue of $12.4 million, or 3.8%, to $341.8 million compared to $329.4 million of total revenue for the third quarter of 1998. Similarly, total revenue for the nine-month period ended September 30, 1999 increased $130.9 million, or 14.3%, to $1.04 billion from $913.1 million for the comparable 1998 period.

The following table presents information regarding the components of title premiums (dollars in thousands):

                                        Three months ended                        Nine months ended
                                           September 30,                            September 30,
                              -------------------------------------    -------------------------------------
                                         % of                 % of                 % of                % of
                                1999     Total      1998      Total      1999      Total      1998     Total
                              --------   -----    --------    -----    --------    -----    --------   -----
Title premiums from direct
  operations .............    $ 99,524    42.0%   $111,249     46.7%   $319,166     43.9%   $306,248    47.6%
Title premiums from agency
  operations .............     137,371    58.0     126,958     53.3     407,703     56.1     336,478    52.4
                              --------   -----    --------    -----    --------    -----    --------   -----

         Total ...........    $236,895   100.0%   $238,207    100.0%   $726,869    100.0%   $642,726   100.0%
                              ========   =====    ========    =====    ========    =====    ========   =====

Economic conditions have shifted the mix of the Company's core title and escrow businesses from a refinance driven market to a more traditional resale and new home sale market. The continuing increase in fee per file that has occurred as a result of this transition has enabled the Company to maintain its premium volume quarter over quarter, while reporting an increase in the nine months ended September 30, 1999 compared to the comparable 1998 period, even though order counts have declined. Title premiums were essentially flat quarter over quarter, at $236.9 million and $238.2 million for the three-month periods ended September 30, 1999 and 1998, respectively. Title premiums for the first nine months of 1999 increased $84.1 million, or 13.1%, compared to the 1998 period. The trend in the mix of business between direct and agency operations reflects the impact of the lag of approximately three to six months in agent remittances compared to the immediate recognition of title insurance premiums generated by direct operations and fluctuations in title premiums by region.

Escrow fees for the third quarter of 1999 decreased $4.0 million, or 11.9%, to $29.9 million from $33.9 million in the third quarter of 1998. For the nine months ended September 30, 1999, escrow fees were $96.9 million, an increase of $4.0 million, or 4.3%, from escrow fees of $92.9 million in the first nine months of 1998. This growth in escrow fees is generally consistent with the trends in the Company's direct operations and has been further impacted by the Company's continuing efforts to expand its escrow presence in Southern California.

The increase in other fees and revenue reflects the continuing increase in the contribution made by the Company's real estate related ancillary service businesses, the revenue generated by FNF Capital, Inc., formerly known as Granite Financial, Inc., our equipment leasing subsidiary, and the increased revenue of Micro General Corporation, a majority-owned information technology and telecommunication services subsidiary. The majority of the increase in other fees and revenue can be attributed to the growth of Micro General Corporation. Micro General Corporation's gross margins are not as great as those of the Company's core title and real estate businesses. Other fees and revenue during the third quarter of 1999 totaled $69.1 million compared to $50.9 million in the third quarter of 1998, representing an increase of $18.2 million, or 35.9%. Other fees and revenue totaled $200.4 million for the nine-month period ended September 30, 1999, an increase of $51.4 million, or 34.4%, from other fees and revenue of $149.1 million for the 1998 period.

Interest and investment income decreased 7.3% to $6.0 million in the third quarter of 1999 from $6.4 million in the third quarter of 1998. The decrease in interest and investment income earned during the 1999 quarter is primarily due to an increase in invested assets and related interest and dividend income, offset by net realized losses in 1999 compared to net realized gains for the same period in 1998. Net realized losses totaled $1.1 million in the third quarter of 1999 compared to net realized gains of $1.5 million in the third quarter of 1998. Net investment income for the nine-month period ended September 30, 1999 totaled $19.7 million compared to $18.7 million in the comparable 1998 period, after excluding the non-recurring gain described below, a decrease of 5.6%. The increase in the nine months ended September 30, 1999 over the same period in 1998 is primarily the result of an increase in invested assets and related income offset by a decrease in net realized gains. Total net realized gains for the nine-month periods ended September 30, 1999 and 1998 were $232,000 and $13.7 million, respectively. Included in net realized gains for 1998 is a non-recurring gain resulting from the sale of the Company's investment in Data Tree Corporation in the amount of $9.7 million, before applicable income taxes.

The Company's operating expenses consist primarily of personnel costs, other operating expenses and agent commissions which are incurred as orders are received and processed. Title insurance premiums, escrow fees and other fees and revenue are generally recognized as income at the time the underlying transaction closes. Certain other fees and revenue are recognized over the period the related services are provided. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. The Company has taken steps to maintain expense levels consistent with revenues; however, a short time lag does exist in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.

Personnel costs include both base salaries and commissions paid to employees and are one of the most significant operating expenses incurred by the Company. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. Personnel costs, as a percentage of total revenue, decreased to 28.3% for the three-month period ended September 30, 1999 compared to 31.1% for the corresponding period in 1998. For the nine-month periods ended September 30, 1999 and 1998, personnel expenses as a percentage of total revenue were 29.8% and 31.1%, respectively. The Company has taken significant measures to maintain personnel costs at levels consistent with revenues. The Company continues to monitor the prevailing market conditions and will attempt to adjust personnel costs in accordance with activity. Personnel costs totaled $96.8 million and $102.5 million for the quarters ended September 30, 1999 and 1998, respectively, and $311.1 million and $284.0 million for the nine-month periods ended September 30, 1999 and 1998, respectively.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), escrow losses, courier services, computer services, professional services, general insurance, trade and notes receivable allowances and depreciation. Other operating expenses increased as a percentage of total revenue to 25.1% in the third quarter of 1999 from 18.9% in the third quarter of 1998. Other operating expenses as a percentage of total revenue increased to 23.8% for the nine-month period ended September 30, 1999 compared to 19.5% for the 1998 period. The fluctuations in the three-month and nine-month periods can be attributed to expenses related to the Company's non-title operations, primarily Micro General Corporation, and approximately $4.7 million of non-recurring expenses. The Company previously implemented and remains committed to aggressive cost control programs which will help maintain operating expense levels consistent with the levels of revenue production; however, certain fixed costs are incurred regardless of revenue levels, resulting in period over period fluctuations. Other operating expenses totaled $85.9 million in the third quarter of 1999 compared to $62.4 million in the third quarter of 1998. For the nine-month periods ended September 30, 1999 and 1998, other operating expenses totaled $248.4 million and $177.6 million, respectively.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 79.8% of agent policy premiums in the third quarter of 1999 compared to 79.6% of agent policy premiums in the third quarter of 1998. Agent commissions for the nine-month periods ended September 30, 1999 and 1998 were 79.8% and 79.7%, respectively. Agent commissions and the resulting percentage of agency premiums retained by the Company vary according to regional differences in real estate closing practices and state regulations.

The provision for claim losses includes known claims and an estimate of anticipated title claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on the Company's historical loss experience and other relevant factors. The Company monitors its claims experience on a continual basis and adjusts the provision for claim losses accordingly. Based on Company loss development studies, the Company believes that as a result of its underwriting and claims handling practices, as well as the prevailing market conditions of prior years, the Company will maintain the trend of favorable claim loss experience. Based on this information, in the quarters and nine-month periods ended September 30, 1999 and 1998, the Company recorded a provision for claim losses of 6.5% and 7.0% of title insurance premiums, respectively, net of recoupments and prior to the impact of premium rates and Company loss experience in the state of Texas. Premiums in Texas are all-inclusive and include a closing fee in addition to a risk-related premium, which differs from similar coverage in other states, while loss experience is comparable. As a result, the provision for claim losses in Texas is much lower than in states that do not have all-inclusive premiums. These factors resulted in a net provision for claim losses of 6.3% and 6.1% in the third quarter of 1999 and 1998, respectively, and 6.2% and 6.4%, for the nine months ended September 30, 1999 and 1998, respectively.

Interest expense is incurred by the Company primarily in financing its capital asset purchases, lease originations and certain other general corporate purposes. Interest expense consists of interest related to the Company's outstanding debt and the amortization of original issue discount and debt issuance costs related to the Company's Liquid Yield Option Notes. Interest expense of "non-LYONs" debt totaled $4.4 million and $1.6 million for the three-month periods ended September 30, 1999 and 1998, respectively. The LYONs related component of interest expense was zero for the third quarter of 1999 and $1.1 million for the third quarter of 1998. Interest expense of "non-LYONs" debt totaled $9.6 million and $6.2 million for the nine-month periods ended September 30, 1999 and 1998, respectively. The LYONs related component of interest expense amounted to $445,000 for the first nine-months of 1999 and $3.2 million for the first nine months of 1998. The decrease in LYONs related interest is attributable to the redemption of the LYONs in February 1999. The period over period fluctuations in interest related to "non-LYONs" debt can be attributed to an increase in outstanding notes payable and rising interest rates.

Income tax expense for the three-month and nine-month periods ended September 30, 1999 and 1998, as a percentage of earnings before income taxes was 38.4% and 42.0%; and 40.2% and 41.9%, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to the Company's estimate of ultimate income tax liability and the characteristics of net income, i.e., operating income versus investment income.

Liquidity and Capital Resources
-------------------------------

The Company's cash requirements include debt service, operating expenses, lease fundings and securitizations, taxes and dividends on its common stock. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds, cash received from subsidiaries, cash generated by investment securities and bank borrowings through existing credit facilities.

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

The Company has developed a four phase program to become Y2K compliant. Phase I is "Plan Preparation and Identification of the Problem." This is a continuing phase. Phase II is "Plan Execution and Remediation." Phase III is "Testing." Phase IV is "Maintaining Y2K Compliance." The Company was substantially Y2K compliant as of November 1999. The status of the Y2K compliance program is monitored by senior management of the Company and by the Audit Committee of the Company's Board of Directors. The costs of the Y2K related efforts incurred to date have not been material, and the estimate of remaining costs to be incurred is not considered to be material. These estimates may be subject to change due to the complexities of estimating the cost of modifying applications to become Y2K compliant and the difficulties in assessing third parties', including various local governments upon which the Company relies upon to provide title-related data, ability to become Y2K compliant.

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

Part II: OTHER INFORMATION

         Item 1.  Legal Proceedings

                  The Company has been named as a defendant in four class action lawsuits alleging irregularities and violations of title and escrow practices. One of these suits was filed by the Attorney General of the State of California on behalf of the California Controller and the California Department of Insurance against the entire title and escrow industry in California. The other three were filed by private law firms in Federal Court in San Francisco and the State Court in Los Angeles. As a result of extensive meetings and discussions between the Company and the Attorney General of the State of California, the Attorney General has issued a letter stating that it does not expect to serve Fidelity National Financial, Inc. with a formal complaint. The Attorney General and the Company have expressed with confidence that the issues regarding the Company are likely to be resolved without litigation. The Company also anticipates that a resolution of the action filed by the California Attorney General will serve as a basis for the resolution of the other lawsuits filed. The Company does not believe that any resolution will have a material impact on its financial position or on its results of operations.

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                           10.58.2 Second amendment, dated as of September 30, 1999, to the Credit Agreement dated as of August 1, 1998, by and among Fidelity National Financial, Inc., Sanwa Bank California as the Agent and the Lenders from time to time party thereto.

                           10.60 Agreement and Plan of Merger, dated as of August 1, 1999, by and between Fidelity National Financial, Inc. and Chicago Title Corporation and amended as of October 13, 1999, incorporated by reference from Form S-4, Registration No. 333-89163.

                           11       Computation of Basic and Diluted Earnings
                                    Per Share

                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K:

                           Report on Form 8-K, dated August 1, 1999, related to the execution of an Agreement and Plan of Merger to acquire Chicago Title Corporation.