Form 10-K405/A
period 1998-12-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1999-12-21
CIK 809398

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                               FORM 10-K/A No. 2

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

================================================================================

                             INTRODUCTORY STATEMENT


         We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 1998 to include segment disclosures in response to comments received from the Securities and Exchange Commission regarding our Registration Statement on Form S-3 (Registration No. 333-65837). Please refer to Note R of Notes to our Consolidated Financial Statements as of and for the years ended December 31, 1998, 1997 (Restated) and 1996 (Restated) filed herewith.

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

R. SEGMENT INFORMATION

         The Company's Consolidated Financial Statements as of December 31, 1998 and 1997 and for the three years ended December 31, 1998 include four reportable segments. Reportable segments are determined based on the organizational structure and types of products and services from which each reportable segment derives its revenue.

         As of and for the year ended December 31, 1998 (dollars in thousands):

                                            REAL ESTATE
                                TITLE       INFORMATION
                              INSURANCE      SERVICES        LEASING       CORPORATE        TOTAL
                              ----------    -----------     ---------      ---------     ----------
Total revenue                 $1,138,239     $ 114,022      $  24,939      $ 11,265      $1,288,465
                              ==========     =========      =========      ========      ==========
Operating earnings
  (loss)                      $  182,381     $   5,202      $  (5,773)     $ (7,866)     $  173,944
Interest and investment
  income, including
  realized gains (losses)         27,940           288             94        11,265          39,587
Depreciation and
  amortization                    16,390         3,173          1,810            --          21,373
Interest expense                   5,664           617          3,187         7,556          17,024
                              ----------     ---------      ---------      --------      ----------
Earnings (loss) before
  income taxes                   188,267         1,700        (10,676)       (4,157)        175,134
Income tax expense
  (benefit)                       72,588         2,881         (4,378)       (1,649)         69,442
                              ----------     ---------      ---------      --------      ----------
Net earnings (loss)           $  115,679     $  (1,181)     $  (6,298)     $ (2,508)     $  105,692
                              ==========     =========      =========      ========      ==========
Assets                        $  696,071     $  74,195      $ 115,505      $ 83,699      $  969,470
                              ==========     =========      =========      ========      ==========

        As of and for the year ended December 31, 1997 (dollars in thousands):



                                            REAL ESTATE
                                TITLE       INFORMATION
                              INSURANCE      SERVICES        LEASING       CORPORATE         TOTAL
                              ----------    -----------      -------       ---------       ---------
Total revenue                  $803,643       $41,066        $16,469       $  1,881        $ 863,059
                               ========       =======        =======       ========        =========
Operating earnings
  (loss)                       $ 75,568       $ 4,676        $ 9,642       $ (9,645)       $  80,241
Interest and investment
  income, including
  realized gains (losses)        33,823           102             --          1,881           35,806
Depreciation and
  amortization                   15,366           842          1,967             --           18,175
Interest expense                  2,804            49          2,253          7,163           12,269
                               --------       -------        -------       --------        ---------
Earnings (loss) before
  income taxes and extra-
  ordinary item                  91,221         3,887          5,422        (14,927)          85,603
Income tax expense
  (benefit)                      39,649         1,343          2,096         (6,493)          36,595
                               --------       -------        -------       --------        ---------
Earnings (loss) before
  extraordinary item             51,572         2,544          3,326         (8,434)          49,008

Extraordinary item, net              --            --             --         (1,700)          (1,700)
                               --------       -------        -------       --------        ---------
Net earnings (loss)            $ 51,572       $ 2,544        $ 3,326       $(10,134)       $  47,308
                               ========       =======        =======       ========        =========
Assets                         $569,831       $43,775        $79,033       $ 55,056        $ 747,695
                               ========       =======        =======       ========        =========

        As of and for the year ended December 31, 1996 (dollars in thousands):

                                            REAL ESTATE
                                TITLE       INFORMATION
                              INSURANCE      SERVICES        LEASING       CORPORATE        TOTAL
                              ----------    -----------      -------       ---------       --------
Total revenue                  $705,222       $22,265        $ 5,464       $  1,844        $734,795
                               ========       =======        =======       ========        ========

Operating earnings
  (loss)                       $ 49,693       $ 4,518        $ 3,694       $ (2,288)       $ 55,617
Interest and investment
  income, including
  realized gains (losses)        17,560            50             --          1,844          19,454
Depreciation and
  amortization                   14,774            97            384             --          15,255
Interest expense                  2,923            --          1,490          7,177          11,590
                               --------       -------        -------       --------        --------
Earnings (loss) before
  income taxes                   49,556         4,471          1,820         (7,621)         48,226
Income tax expense
  (benefit)                      19,898         1,505            630         (3,048)         18,985
                               --------       -------        -------       --------        --------
Net earnings (loss)            $ 29,658       $ 2,966        $ 1,190       $ (4,573)       $ 29,241
                               ========       =======        =======       ========        ========

Assets                         $499,846       $16,552        $39,107       $ 54,153        $609,658
                               ========       =======        =======       ========        ========

The activities of the reportable segments include the following:

TITLE INSURANCE

         This segment, consisting of title insurance underwriters and wholly owned title insurance agencies; provides core title insurance and escrow services, including document preparation, collection and trust activities and certain real estate information services. This segment coordinates its activities with those of the real estate information services segment described below in order to offer the full range of real estate products and services required to execute and close a real estate transaction.

REAL ESTATE INFORMATION SERVICES

         This segment, consisting of various real estate information subsidiaries, offers the complementary specialized products and services required to execute and close a real estate transaction that are not offered by the title insurance segment described above. These services include document recording services on a nationwide basis, tax qualifying property exchange services, property appraisal services, tax monitoring services, credit reporting, real estate referral services, flood monitoring, foreclosure publishing and posting and real estate information technology (Micro General Corporation). These services require specialized expertise and have been centralized for efficiency and management purposes.

LEASING

         The leasing segment originates, funds, purchases, sells, securitizes and services equipment leases for a broad range of businesses.

CORPORATE

         The corporate segment includes the operations of the parent holding company. These operations consist of certain investment activities and the issuance and repayment of corporate debt obligations.

         Expenditures for long-lived assets relate primarily to the title insurance segment.

         The accounting policies of the segments are the same as those described in Note A, Summary of Significant Accounting Policies. Intersegment sales or transfers which occurred in the ordinary course of consolidated operations have been eliminated from the segment information provided.

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

      10.1.4 Employment Agreement effective as of October 1, 1998 between a key executive and Fidelity National Financial, Inc., incorporated by reference from Form 10-K filed March 31, 1999.

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

      10.55 Securities Purchase Agreement, dated April 8, 1998, by and among Walter W. Cruttenden, III, Cruttenden Roth
                   Incorporated, and Fidelity National Financial, Inc., incorporated by reference from Form 10-K filed March 31, 1999.

      10.56        Agreement and Plan of Merger, dated May 6, 1998 by and among
                   Fidelity National Financial, Inc.; AT Merger, Inc. and Alamo
                   Title Holding Company, incorporated by reference from Form
                   S-4, Registration No. 333-58573.

      10.57 Agreement and Plan of Reorganization, dated May 14, 1998, by and among ACS Systems, Inc., a California Corporation, ACS
                   Merger, Inc., a Delaware Corporation, Micro General
                   Corporation, a Delaware Corporation, and Fidelity National
                   Financial, Inc., a Delaware Corporation, incorporated by reference from Form 10-K filed March 31, 1999.

      10.57.1      Agreement of Merger, dated May 14, 1998, by and among ACS
                   Systems, Inc., a California Corporation, ACS Merger, Inc., a
                   Delaware Corporation, Micro General Corporation, a Delaware
                   Corporation, and Fidelity National Financial, Inc., a
                   Delaware Corporation, incorporated by reference from Form
                   10-K filed March 31, 1999.

      10.58 Credit Agreement, dated as of August 1, 1998, by and among Fidelity National Financial, Inc., Sanwa Bank California as the Agent and the Lenders from time to time party thereto, incorporated by reference from Form 10-K filed March 31, 1999.

      10.58.1      First Amendment, dated as of December 31, 1998, to the
                   Credit Agreement, dated as of August 1, 1998, by and among Fidelity National Financial, Inc., Sanwa Bank California as the Agent and the Lenders from time to time party thereto, incorporated by reference from Form 10-K filed March 31, 1999.

      10.59 Stock Purchase Agreement, dated as of August 31, 1998, by and among Granite Financial, Inc., Fidelity National Financial,
                   Inc., Lexington Capital Corporation, and the Shareholders of
                   Lexington Capital Corporation, incorporated by reference from Form 10-K filed March 31, 1999.

      11 Computation of Basic and Diluted Earnings per Share, incorporated by reference from Form 10-K filed March 31, 1999.

      21           List of Subsidiaries, incorporated by reference from Form
                   10-K filed March 31, 1999.

      23           Independent Auditors' Consent.

      27 Financial Data Schedule -- December 31, 1998, incorporated by reference from Form 10-K filed March 31, 1999.

      27.1 Financial Data Schedule -- September 30, 1998 (Restated), incorporated by reference from Form 10-K filed March 31, 1999.

      27.2 Financial Data Schedule -- June 30, 1998 (Restated), incorporated by reference from Form 10-K filed March 31, 1999.

      27.3 Financial Data Schedule -- March 31, 1998 (Restated), incorporated by reference from Form 10-K filed March 31, 1999.

      27.4 Financial Data Schedule -- December 31, 1997 (Restated), incorporated by reference from Form 10-K filed March 31, 1999.

      27.5 Financial Data Schedule -- September 30, 1997 (Restated), incorporated by reference from Form 10-K filed March 31, 1999.

      27.6 Financial Data Schedule -- June 30, 1997 (Restated), incorporated by reference from Form 10-K filed March 31, 1999.


       EXHIBIT
       NUMBER                              DESCRIPTION
       -------                             -----------
      27.7         Financial Data Schedule -- March 31, 1997 (Restated),
                   incorporated by reference from Form 10-K filed March 31,
                   1999.

      27.8 Financial Data Schedule -- December 31, 1996 (Restated), incorporated by reference from Form 10-K filed March 31, 1999.

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

                                          FIDELITY NATIONAL FINANCIAL, INC.

                                          By:   /s/ ALAN L. STINSON
                                            ------------------------------------
                                            Alan L. Stinson
                                            Executive Vice President, Chief
                                            Financial Officer and Treasurer

Date: December 20, 1999

                                 EXHIBIT INDEX

                                                                           SEQUENTIALLY
   EXHIBIT                                                                   NUMBERED
   NUMBER                            DESCRIPTION                               PAGE
   -------                           -----------                           -------------
     23      Independent Auditors' Consent...............................