Form 10-Q/A
period 1999-03-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1999-12-21
CIK 809398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                               FORM 10-Q/A NO. 1



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

                             INTRODUCTORY STATEMENT

         We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 to include segment disclosures in response to comments received from the Securities and Exchange Commission regarding our Registration Statement on Form S-3 (Registration No. 333-65837). Please refer to Note E of Notes to Condensed Consolidated Financial Statements filed herewith.

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

                                               FIDELITY NATIONAL FINANCIAL, INC.
                                               ---------------------------------
                                                         (Registrant)


By:       /s/ Alan L. Stinson
         -----------------------------------
         Alan L. Stinson
         Executive Vice President, Chief
         Financial Officer and Treasurer
         (Principal Financial and Accounting
          Officer)                                 Date:  December 21, 1999

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
                                                                                                  ========     ========


            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                     (In thousands, except per share data)



                                                                                                    Three months ended
                                                                                                        March 31,
                                                                                                  ----------------------
                                                                                                    1999          1998
                                                                                                  --------      --------
                                                                                                       (Unaudited)
                                                                                                               (Restated)
Net earnings ................................................................................     $ 19,767      $ 16,680

Other comprehensive earnings (loss):
     Unrealized gains (losses) on investments, net(1) .......................................       (6,008)        1,663
     Reclassification adjustments for gains (losses) included in net income(2) ..............          395        (1,157)
                                                                                                  --------      --------

Other comprehensive earnings (loss) .........................................................       (5,613)          506
                                                                                                  --------      --------

Comprehensive earnings ......................................................................     $ 14,154      $ 17,186
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

E.     SEGMENT INFORMATION

       During the first quarter of 1999, the Company restructured its business segments to more accurately reflect a change in the Company's current operating structure. All previously reported segment information has been restated to be consistent with the current presentation.

       The Company's Condensed Consolidated Financial Statements as of March 31, 1999 and 1998 and for the three-month periods ended March 31, 1999 and 1998, respectively, include five reportable segments. Reportable segments are determined based on the organizational structure and types of products and services from which each reportable segment derives its revenue.

       As of and for the three-month period ended March 31, 1999 (dollars in thousands):

                                               REAL ESTATE
                                   TITLE       INFORMATION       MICRO
                                 INSURANCE       SERVICES       GENERAL         LEASING         CORPORATE          TOTAL
                                 ---------     -----------      -------        ---------        ---------         --------
Total revenue                    $293,018        $24,908        $19,353        $   6,788         $    207         $344,274
                                 ========        =======        =======        =========         ========         ========

Operating earnings
  (loss)                         $ 35,583        $ 2,364        $ 1,112        $  (2,185)        $   (887)        $ 35,987
Interest and investment
  income, including
  realized gains (losses)           5,449             84             --                5              403            5,941
Depreciation and
  amortization                      4,060            505            456              515               52            5,588
Interest expense                      583              4            202            1,262              785            2,836
                                 --------        -------        -------        ---------         --------         --------
Earnings (loss) before
  income taxes                     36,389          1,939            454           (3,957)          (1,321)          33,504
Income tax expense
  (benefit)                        15,379            779             16           (1,671)            (766)          13,737
                                 --------        -------        -------        ---------         --------         --------

Net earnings (loss)              $ 21,010        $ 1,160        $   438        $  (2,286)        $   (555)        $ 19,767
                                 ========        =======        =======        =========         ========         ========

Assets                           $687,554        $54,471        $28,042        $ 129,881         $ 65,506         $965,454
                                 ========        =======        =======        =========         ========         ========

       As of and for the three-month period ended March 31, 1998 (dollars in thousands):

                                               REAL ESTATE
                                   TITLE       INFORMATION     MICRO
                                 INSURANCE       SERVICES     GENERAL      LEASING        CORPORATE         TOTAL
                                 ---------     -----------    -------      -------        ---------        --------
Total revenue                    $236,101        $19,417        $--        $ 6,032        $    663         $262,213
                                 ========        =======        ===        =======        ========         ========

Operating earnings
  (loss)                         $ 29,312        $ 2,071        $--        $ 2,644        $ (4,493)        $ 29,534
Interest and investment
  income, including
  realized gains (losses)           6,317             41         --             --             663            7,021
Depreciation and
  amortization                      3,149            505         --            588             389            4,631
Interest expense                      619              2         --          1,068           1,436            3,125
                                 --------        -------        ---        -------        --------         --------
Earnings (loss) before
  income taxes                     31,675          1,791         --            988          (5,655)          28,799
Income tax expense
  (benefit)                         8,424            667         --            396           2,632           12,119
                                 --------        -------        ---        -------        --------         --------

Net earnings (loss)              $ 23,251        $ 1,124        $--        $   592        $ (8,287)        $ 16,680
                                 ========        =======        ===        =======        ========         ========

Assets                           $581,943        $42,904        $--        $94,388        $ 51,789         $771,024
                                 ========        =======        ===        =======        ========         ========

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

REAL ESTATE INFORMATION SERVICES

         This segment, consisting of various real estate information subsidiaries, offers the complementary specialized products and services required to execute and close a real estate transaction that are not offered by the title insurance segment described above. These services include document recording services on a nationwide basis, tax qualifying property exchange services, property appraisal services, tax monitoring services, credit reporting, real estate referral services, flood monitoring, and foreclosure publishing and posting. These services require specialized expertise and have been centralized for efficiency and management purposes.

MICRO GENERAL CORPORATION

         Micro General Corporation is a full service enterprise solutions provider offering a complete range of information technology and telecommunication services including systems integration, application development, real estate industry applications and eCommerce. Micro General Corporation was not consolidated in the Company's Condensed Consolidated Financial Statements until the second quarter of 1998.

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

       The accounting policies of the segments are the same as those described in Note A, Basis of Financial Statements. Intersegment sales or transfers which occurred in the ordinary course of consolidated operations have been eliminated from the segment information provided.