Form 10-Q/A
period 1999-06-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1999-12-21
CIK 809398

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

                             INTRODUCTORY STATEMENT

         We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 to include segment disclosures in response to comments received from the Securities and Exchange Commission regarding our Registration Statement on Form S-3 (Registration No. 333-65837). Please refer to Note G of Notes to Condensed Consolidated Financial Statements filed herewith.

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

Note G - Segment Information

         During the first quarter of 1999, the Company restructured its business segments to more accurately reflect a change in the Company's current operating structure. All previously reported segment information has been restated to be consistent with the current presentation.

         The Company's Condensed Consolidated Financial Statements as of June 30, 1999 and 1998 and for the three-month and six-month periods ended June 30, 1999 and 1998, respectively, include five reportable segments. Reportable segments are determined based on the organizational structure and types of products and services from which each reportable segment derives its revenue.

         As of and for the three-month period ended June 30, 1999 (dollars in thousands):

                                                  REAL ESTATE
                                   TITLE          INFORMATION        MICRO
                                 INSURANCE         SERVICES         GENERAL           LEASING          CORPORATE         TOTAL
                                 ---------        -----------       --------         ---------         ---------        --------
Total revenue                    $ 304,642         $ 21,355         $ 24,866         $   6,339         $    617         $357,819
                                 =========         ========         ========         =========         ========         ========
Operating earnings
  (loss)                         $  46,199         $    151         $ (1,203)        $  (2,678)        $    (95)        $ 42,374
Interest and investment
  income, including
  realized gains (losses)            6,953               83                5                --              804            7,845
Depreciation and
  amortization                       4,764              210            1,516               586               52            7,128
Interest expense                      (216)              14              477             1,572            1,006            2,853
                                 ---------         --------         --------         ---------         --------         --------
Earnings (loss) before
  income taxes                      48,604               10           (3,191)           (4,836)            (349)          40,238
Income tax expense
  (benefit)                         17,276               75               13            (1,385)             518           16,497
                                 ---------         --------         --------         ---------         --------         --------

Net earnings (loss)              $  31,328         $    (65)        $ (3,204)        $  (3,451)        $   (867)        $ 23,741
                                 =========         ========         ========         =========         ========         ========

Assets                           $ 718,940         $ 57,219         $ 31,490         $ 130,609         $ 58,988         $997,246
                                 =========         ========         ========         =========         ========         ========

         As of and for the three-month period ended June 30, 1998 (dollars in thousands):

                                               REAL ESTATE
                                  TITLE        INFORMATION       MICRO
                                 INSURANCE       SERVICES       GENERAL          LEASING         CORPORATE         TOTAL
                                 ---------     -----------      --------         --------        ---------        --------
Total revenue                    $287,349        $21,400        $  4,252         $  7,903        $    537         $321,441
                                 ========        =======        ========         ========        ========         ========
Operating earnings
  (loss)                         $ 45,146        $ 3,583        $    221         $  2,910        $   (871)        $ 50,989
Interest and investment
  income, including
  realized gains (losses)          14,379             39               1               --             537           14,956
Depreciation and
  amortization                      3,666            504             381              394              --            4,945
Interest expense                      619              9              42            1,526           1,353            3,549
                                 --------        -------        --------         --------        --------         --------
Earnings (loss) before
  income taxes                     55,426          2,923            (201)             990          (1,687)          57,451
Income tax expense
  (benefit)                        26,272          1,029              23              436          (3,748)          24,012
                                 --------        -------        --------         --------        --------         --------

Net earnings (loss)              $ 29,154        $ 1,894        $   (224)        $    554        $  2,061         $ 33,439
                                 ========        =======        ========         ========        ========         ========

Assets                           $602,343        $45,738        $ 17,408         $101,504        $ 69,258         $836,251
                                 ========        =======        ========         ========        ========         ========

       As of and for the six-month period ended June 30, 1999 (dollars in thousands):

                                               REAL ESTATE
                                   TITLE       INFORMATION       MICRO
                                 INSURANCE       SERVICES       GENERAL           LEASING          CORPORATE         TOTAL
                                 ---------     -----------      --------         ---------         ---------        --------
Total revenue                    $597,660        $46,263        $ 44,219         $  13,127         $    824         $702,093
                                 ========        =======        ========         =========         ========         ========

Operating earnings
  (loss)                         $ 81,782        $ 2,515        $    (91)        $  (4,863)        $   (982)        $ 78,361
Interest and investment
  income, including
  realized gains (losses)          12,402            167               5                 5            1,207           13,786
Depreciation and
  amortization                      8,824            715           1,972             1,101              104           12,716
Interest expense                      367             18             679             2,834            1,791            5,689
                                 --------        -------        --------         ---------         --------         --------
Earnings (loss) before
  income taxes                     84,993          1,949          (2,737)           (8,793)          (1,670)          73,742
Income tax expense
  (benefit)                        32,655            854              29            (3,056)            (248)          30,234
                                 --------        -------        --------         ---------         --------         --------

Net earnings (loss)              $ 52,338        $ 1,095        $ (2,766)        $  (5,737)        $ (1,422)        $ 43,508
                                 ========        =======        ========         =========         ========         ========

Assets                           $718,940        $57,219        $ 31,490         $ 130,609         $ 58,988         $997,246
                                 ========        =======        ========         =========         ========         ========

       As of and for the six-month period ended June 30, 1998 (dollars in thousands):

                                                REAL ESTATE
                                   TITLE        INFORMATION      MICRO
                                 INSURANCE       SERVICES       GENERAL          LEASING         CORPORATE         TOTAL
                                 ---------      -----------     --------         --------        ---------        --------
Total revenue                    $523,450        $40,817        $  4,252         $ 13,935        $  1,200         $583,654
                                 ========        =======        ========         ========        ========         ========

Operating earnings
  (loss)                         $ 74,458        $ 5,654        $    221         $  5,554        $ (5,364)        $ 80,523
Interest and investment
  income, including
  realized gains (losses)          20,696             80               1               --           1,200           21,977
Depreciation and
  amortization                      6,815          1,009             381              982             389            9,576
Interest expense                    1,238             11              42            2,594           2,789            6,674
                                 --------        -------        --------         --------        --------         --------
Earnings (loss) before
  income taxes                     87,101          4,714            (201)           1,978          (7,342)          86,250
Income tax expense
  (benefit)                        34,696          1,696              23              832          (1,116)          36,131
                                 --------        -------        --------         --------        --------         --------

Net earnings (loss)              $ 52,405        $ 3,018        $   (224)        $  1,146        $ (6,226)        $ 50,119
                                 ========        =======        ========         ========        ========         ========

Assets                           $602,343        $45,738        $ 17,408         $101,504        $ 69,258         $836,251
                                 ========        =======        ========         ========        ========         ========

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