Form 10-Q/A
period 1999-09-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 1999-12-21
CIK 809398

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

                             INTRODUCTORY STATEMENT

         We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 to include segment disclosures in response to comments received from the Securities and Exchange Commission regarding our Registration Statement on Form S-3 (Registration No. 333-65837). Please refer to Note G of Notes to Condensed Consolidated Financial Statements filed herewith.

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

Note G - Segment Information
----------------------------

During the first quarter of 1999, the Company restructured its business segments to more accurately reflect a change in the Company's current operating structure. All previously reported segment information has been restated to be consistent with the current presentation.

The Company's Condensed Consolidated Financial Statements as of September 30, 1999 and 1998 and for the three-month and nine-month periods ended September 30, 1999 and 1998, respectively, include five reportable segments. Reportable segments are determined based on the organizational structure and types of products and services from which each reportable segment derives its revenue.

As of and for the three-month period ended September 30, 1999 (dollars in thousands):

                                                REAL ESTATE
                                   TITLE        INFORMATION        MICRO
                                 INSURANCE       SERVICES         GENERAL           LEASING          CORPORATE          TOTAL
                                 ---------      -----------       --------         ---------         ---------        ----------
Total revenue                    $286,536        $ 17,949         $ 28,114         $   8,321         $    917         $  341,837
                                 ========        ========         ========         =========         ========         ==========
Operating earnings
  (loss)                         $ 38,404        $ (2,977)        $  1,036         $   1,441         $   (582)        $   37,322
Interest and investment
  income, including
  realized gains (losses)           4,882             117                1                --              961              5,961
Depreciation and
  amortization                      6,679             167            1,246               564               53              8,709
Interest expense                      110               2              557             1,185            2,504              4,358
                                 --------        --------         --------         ---------         --------         ----------
Earnings (loss) before
  income taxes                     36,497          (3,029)            (766)             (308)          (2,178)            30,216
Income tax expense
  (benefit)                        12,171          (1,164)              --               (54)             656             11,609
                                 --------        --------         --------         ---------         --------         ----------
Net earnings (loss)              $ 24,326        $ (1,865)        $   (766)        $    (254)        $ (2,834)        $   18,607
                                 ========        ========         ========         =========         ========         ==========
Assets                           $741,490        $ 60,205         $ 35,287         $ 134,710         $ 28,358         $1,000,050
                                 ========        ========         ========         =========         ========         ==========

As of and for the three-month period ended September 30, 1998 (dollars in thousands):

                                                REAL ESTATE
                                   TITLE        INFORMATION      MICRO
                                 INSURANCE       SERVICES       GENERAL          LEASING          CORPORATE         TOTAL
                                 ---------      -----------     --------         --------         ---------        --------
Total revenue                    $294,023        $22,110        $  6,761         $  6,324         $    198         $329,416
                                 ========        =======        ========         ========         ========         ========
Operating earnings
  (loss)                         $ 50,713        $ 1,969        $   (502)        $ (2,420)        $ (1,546)        $ 48,214
Interest and investment
  income, including
  realized gains (losses)           6,088            140               2               --              198            6,428
Depreciation and
  amortization                      4,733            520             231              440             (232)           5,692
Interest expense                      646              2             268              304            1,520            2,740
                                 --------        -------        --------         --------         --------         --------
Earnings (loss) before
  income taxes                     51,422          1,587            (999)          (3,164)          (2,636)          46,210
Income tax expense
  (benefit)                        19,880            671             (82)          (1,352)             292           19,409
                                 --------        -------        --------         --------         --------         --------
Net earnings (loss)              $ 31,542        $   916        $   (917)        $ (1,812)        $ (2,928)        $ 26,801
                                 ========        =======        ========         ========         ========         ========
Assets                           $645,607        $50,499        $ 18,357         $ 99,143         $ 46,411         $860,017
                                 ========        =======        ========         ========         ========         ========

As of and for the nine-month period ended September 30, 1999 (dollars in thousands):

                                                REAL ESTATE
                                   TITLE        INFORMATION        MICRO
                                 INSURANCE       SERVICES         GENERAL           LEASING          CORPORATE          TOTAL
                                 ---------      -----------       --------         ---------         ---------        ----------
Total revenue                    $884,196        $ 64,212         $ 72,333         $  21,448         $  1,741         $1,043,930
                                 ========        ========         ========         =========         ========         ==========
Operating earnings
  (loss)                         $120,186        $   (462)        $    945         $  (3,422)        $ (1,564)        $  115,683
Interest and investment
  income, including
  realized gains (losses)          17,284             284                6                 5            2,168             19,747
Depreciation and
  amortization                     15,503             882            3,218             1,665              157             21,425
Interest expense                      477              20            1,236             4,019            4,295             10,047
                                 --------        --------         --------         ---------         --------         ----------
Earnings (loss) before
  income taxes                    121,490          (1,080)          (3,503)           (9,101)          (3,848)           103,958
Income tax expense
  (benefit)                        44,826            (310)              29            (3,110)             408             41,843
                                 --------        --------         --------         ---------         --------         ----------

Net earnings (loss)              $ 76,664        $   (770)        $ (3,532)        $  (5,991)        $ (4,256)        $   62,115
                                 ========        ========         ========         =========         ========         ==========

Assets                           $741,490        $ 60,205         $ 35,287         $ 134,710         $ 28,358         $1,000,050
                                 ========        ========         ========         =========         ========         ==========

As of and for the nine-month period ended September 30, 1998 (dollars in thousands):

                                               REAL ESTATE
                                  TITLE        INFORMATION       MICRO
                                 INSURANCE       SERVICES       GENERAL          LEASING          CORPORATE         TOTAL
                                 ---------     -----------      --------         --------         ---------        --------
Total revenue                    $817,473        $62,927        $ 11,013         $ 20,259         $  1,398         $913,070
                                 ========        =======        ========         ========         ========         ========
Operating earnings
  (loss)                         $125,171        $ 7,623        $   (281)        $  3,134         $ (6,910)        $128,737
Interest and investment
  income, including
  realized gains (losses)          26,784            220               3               --            1,398           28,405
Depreciation and
  amortization                     11,548          1,529             612            1,422              157           15,268
Interest expense                    1,884             13             310            2,898            4,309            9,414
                                 --------        -------        --------         --------         --------         --------
Earnings (loss) before
  income taxes                    138,523          6,301          (1,200)          (1,186)          (9,978)         132,460
Income tax expense
  (benefit)                        54,576          2,367             (59)            (520)            (824)          55,540
                                 --------        -------        --------         --------         --------         --------

Net earnings (loss)              $ 83,947        $ 3,934        $ (1,141)        $   (666)        $ (9,154)        $ 76,920
                                 ========        =======        ========         ========         ========         ========

Assets                           $645,607        $50,499        $ 18,357         $ 99,143         $ 46,411         $860,017
                                 ========        =======        ========         ========         ========         ========

The activities of the reportable segments include the following:

Title Insurance
---------------

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

Real Estate Information Services
--------------------------------

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

Micro General Corporation
-------------------------

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

Leasing
-------

The leasing segment originates, funds, purchases, sells, securitizes and services equipment leases for a broad range of businesses.

Corporate
---------

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