Form 10-K405
period 1999-12-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2000-03-24
CIK 809398

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           COMMISSION FILE NO. 1-9396

                       FIDELITY NATIONAL FINANCIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                  86-0498599
      (STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

   17911 VON KARMAN AVENUE, SUITE 300
        IRVINE, CALIFORNIA 92614                        (949) 622-4333
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES,        (REGISTRANT'S TELEPHONE NUMBER,
           INCLUDING ZIP CODE)                       INCLUDING AREA CODE)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

     As of March 13, 2000, 27,148,867 shares of Common Stock ($.0001 par value) were outstanding, and the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $343,687,432. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date.

     LOCATION OF EXHIBIT INDEX: The index to exhibits is contained in Part IV herein on page number 69.

     The information in Part III hereof is incorporated herein by reference to the registrant's Proxy Statement on Schedule 14A for the fiscal year ended December 31, 1999, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                    PART I
Item 1.   Business....................................................       1
Item 2.   Properties..................................................      13
Item 3.   Legal Proceedings...........................................      13
Item 4.   Submission of Matters to a Vote of Security Holders.........      13

                                   PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder
            Matters...................................................      14
Item 6.   Selected Financial Data.....................................      15
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................      17
Item 7A.  Quantitative and Qualitative Disclosure about the Market
            Risk of Financial Instruments.............................      27
Item 8.   Financial Statements and Supplementary Data.................      29
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................      69

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........      69
Item 11.  Executive Compensation......................................      69
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................      69
Item 13.  Certain Relationships and Related Transactions..............      69

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................      69

                                     PART I

ITEM 1. BUSINESS

     Fidelity National Financial, Inc., through its principal subsidiaries (collectively, the "Company"), is one of the largest national underwriters engaged in the business of issuing title insurance policies and providing diversified real estate related services such as escrow, collection and trust activities, real estate information and technology services, trustee sale guarantees, credit reporting, attorney services, flood certification, tax monitoring, home warranty insurance, reconveyances, recordings, foreclosure publishing and posting services and exchange intermediary services in connection with real estate transactions. The Company does business in 49 states, the District of Columbia, Mexico, Puerto Rico and the U.S. Virgin Islands.

     The Company's principal title and real estate related services subsidiaries consist of Fidelity National Title Insurance Company ("Fidelity Title"), Fidelity National Title Insurance Company of New York ("Fidelity New York"), Alamo Title Insurance ("Alamo Title") (collectively, the "Insurance Subsidiaries"); its wholly-owned underwritten title companies (collectively, the "UTCs"); and its network of wholly-owned title related ancillary service companies known as Fidelity National Lender Express Network ("FLEXNet").

     The Company's majority-owned information technology and telecommunication services subsidiary, Micro General Corporation (OTCBB:MGEN, "Micro General"), offers a complete range of information technology, telecommunication and eCommerce services. During 1999, Micro General, in a joint venture, created RealEC, Inc. ("RealEC"), an open, multi-vendor electronic commerce network serving the real estate industry nationwide. RealEC provides lenders with electronic access to title insurance and other real estate related products and services through a secure business-to-business electronic commerce exchange, connecting more than 150 customers with more than 350 service providers. The Company, through Micro General, has also provided a new company, escrow.com, Inc., with financing in the form of debt. Micro General also received warrants for escrow.com, Inc. common stock in connection with this transaction. escrow.com, Inc. is an Internet transaction intermediary and provides a secure haven for the transmission of funds and merchandise between a buyer and seller by placing the funds in escrow, confirming verification and receipt of merchandise by the buyer, and subsequent release of funds to the seller.

     The Company also originates, funds, purchases, sells, securitizes and services equipment leases for a broad range of businesses through its wholly-owned subsidiary FNF Capital, Inc. (formerly known as Granite Financial, Inc.).

     See Note O of Notes to Consolidated Financial Statements for additional information related to the Company's operating segments.

     On August 1, 1999, the Company announced that it had signed an Agreement and Plan of Merger ("Merger Agreement") to purchase Chicago Title Corporation ("Chicago Title"), headquartered in Chicago, Illinois, for approximately $1.13 billion, or $52.00 per share of Chicago Title common stock, using approximately equal amounts of cash and Company common stock, subject to certain adjustments based on the average price of Company common stock, as defined in the Merger Agreement. Under the terms of the Merger Agreement, the allocation between cash and stock would be adjusted so Chicago Title stockholders would receive more than 50% of the outstanding stock of the combined company. Additionally, the price would be payable in shares of Company common stock or, upon election by Chicago Title stockholders, in cash, subject to proration as may be necessary to achieve the allocation between cash and stock described above. The Merger Agreement, which was amended on October 13, 1999 has been approved by the Boards of Directors of both companies, and was approved by the stockholders of both the Company and Chicago Title in February 2000. Following the receipt of requisite regulatory approvals and the satisfaction of other customary conditions, including amendments to the Company's Bylaws, Charter and Certificate of Incorporation, the transaction closed on March 20, 2000.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" and Note Q of Notes to Consolidated Financial Statements.

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

     Title insurance is different from other types of insurance because it relates to past events which affect title to property at the time of closing and not unforeseen future events. Prior to issuing policies, underwriters can reduce or eliminate future losses by accurately performing searches and examinations. Title insurance policies are issued on the basis of a preliminary title report or commitment. These reports are prepared after a search of public records, maps and other relevant documents to ascertain title ownership and the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. A visual inspection or survey of the property may also be made prior to the issuance of certain title insurance policies. To facilitate the preparation of preliminary reports without the necessity of manually searching public records, copies of public records, maps and other relevant historical documents are compiled and indexed in a "title plant." Each title plant relates to a particular county and is kept current on a periodic basis by the continual addition of copies of recorded documents which affect real property in the particular county. Title companies often subscribe to independent title information services to assist in the updating of their title plants and the maintenance of title records.

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

     Direct and Agency Operations. Title insurance services are provided through the Company's direct operations and otherwise through independent title insurance agents who issue title policies on behalf of the title underwriter. The terms and conditions upon which the real property will be insured are determined in accordance with the underwriting standards, policies and procedures of the title underwriter. In direct operations, the title underwriter issues the title insurance policy and retains the entire premium paid in connection with the transaction. In agency operations, the search and examination function is performed by an independent agent. The majority of the title premium collected is retained by the agent with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon the amount of the premium "split" offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region.

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

     The Company also accrues reserves for losses arising from the escrow, closing and disbursement functions due to fraud or operational error, based on historical experience.

     Economic Factors Affecting Industry. Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases, i.e., mortgage interest rates. Other factors affecting real estate activity include demand, family income levels and general economic conditions. Because these factors can be volatile, revenue levels can also be volatile. Beginning in late 1995 and into 1998, decreases in mortgage interest rates and the resulting improvement in the real estate market have had a favorable effect on the level of real estate activity, including refinancing transactions, new home sales and resales. The overall economic environment, stable mortgage interest rates and strength in the real estate market, especially in California and on the West Coast, contributed to very positive conditions for the industry throughout 1997 and 1998. During 1999, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions. As the level of refinance transactions returned to historic norms, there was a shift from a refinance driven market to a more traditional market driven by new home purchases and resales. Increases in mortgage interest rates were partially offset by consumer confidence in the overall economy, which resulted in record home sales in 1999. It is impossible to predict in what future direction interest rates and the real estate market may move or fluctuate.

TITLE INSURANCE OPERATIONS

     The Insurance Subsidiaries are currently licensed to issue title insurance policies through direct operations and independent agents in all states (with the exception of Iowa, where title insurance is not legally permitted) the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

     The Company maintains direct operations in Alabama, Arizona, California, District of Columbia, Florida, Georgia, Hawaii, Massachusetts, Michigan, Nevada, New Jersey, New Mexico, New York, North Carolina, Oregon, Pennsylvania, South Carolina, Tennessee, Texas and Washington. Direct operations are divided into approximately 90 branches consisting of more than 400 offices. Each branch processes title insurance transactions within its geographical area, which is usually a county boundary. Each branch is operated as a separate profit center.

     The Company also transacts title insurance business through a network of approximately 3,300 agents, primarily in those areas in which agents are the more accepted title insurance provider.

     The following table presents for the years 1999, 1998 and 1997, respectively, the approximate dollars and percentages of title insurance premium revenue by state according to records maintained by the Company:

                                                          YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                                1999                1998                1997
                                          ----------------    ----------------    ----------------
                                           AMOUNT      %       AMOUNT      %       AMOUNT      %
                                          --------   -----    --------   -----    --------   -----
                                                           (DOLLARS IN THOUSANDS)
California..............................  $289,285    30.8%   $301,406    33.1%   $202,848    32.9%
Texas...................................   179,490    19.1     178,407    19.6     128,298    20.8
New York................................    92,280     9.8      88,899     9.8      60,022     9.7
Florida.................................    48,596     5.2      44,860     4.9      29,457     4.8
Pennsylvania............................    38,554     4.1      38,893     4.3      26,318     4.3
Arizona.................................    33,396     3.6      32,555     3.6      24,431     4.0
All others..............................   257,851    27.4     225,258    24.7     144,700    23.5
                                          --------   -----    --------   -----    --------   -----
          Totals........................  $939,452   100.0%   $910,278   100.0%   $616,074   100.0%
                                          ========   =====    ========   =====    ========   =====

     For the entire title insurance industry, 12 states accounted for 72.9% of title premiums written in the United States in 1998. California represented the single largest state with 19.6%. The Company is licensed and has operations in all 12 of these states.

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

     The Company's direct operations generate higher margins than agency operations because the Company retains the entire premium from each transaction instead of paying commissions to agents. The Company also believes that claim losses are less in direct operations than in agency based operations because the Company controls the issuance of the title policy. Direct operations also provide additional sources of income, such as escrow fees, collection and trust fees, real estate information and technology service fees, trustee sale guarantee fees, credit reporting fees, attorney service fees, flood certification fees, tax monitoring fees, home warranty insurance premiums, reconveyance fees, recording fees, foreclosure publishing and posting service fees and exchange intermediary service fees in connection with real estate transactions.

     The relationship between the Company and each agent is governed by an agency agreement, which states the conditions under which the agent is authorized to issue a title insurance policy on behalf of the Company. The agency agreement also prescribes the circumstances under which the agent may be liable to the Company if a policy loss is attributable to errors made by the agent. The agency agreement typically is terminable upon 30 days' notice or immediately for cause. In determining whether to engage or retain an independent agent the Company considers the agent's experience, financial condition and loss history. Loss history is an important consideration in the Company's decision to initiate or continue agency relationships. The Company maintains financial and loss experience records for each agent and conducts periodic audits of its agents.

     Underwriting, Losses and Reserves. The Company believes that the level of risk undertaken pursuant to its underwriting standards is consistent with that of the industry. The maximum amount of liability under a title insurance policy is usually the face amount of the policy plus the cost of defending the insured's title against an adverse claim. The Company's reserve for claim losses includes known claims as well as losses the

Company expects to incur, net of recoupments. Each known claim is reserved for on the basis of a review by the Company as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims which are incurred but not reported are provided for at the time premium revenue is recognized based on historical loss experience and other factors, including industry averages, claim loss history, legal environment, geographic considerations and types of policies written. See "Reinsurance."

     The Company also accrues reserves for losses arising from the escrow, closing and disbursement functions due to fraud or operational error, based on historical experience.

     If a loss is related to a policy issued by an independent agent, the Company may proceed against the independent agent pursuant to the terms of the agency agreement. In any event, the Company may proceed against third parties who are responsible for any loss sustained under the title insurance policy under rights of subrogation.

     The Company believes that its quality controls and underwriting standards have helped minimize its net claims paid. The Company further reduces its losses by following aggressive recoupment procedures under rights of subrogation or warranties and by carefully reviewing all claims. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Expenses" and
Note I. There can be no assurance that the Company's current paid loss experience will continue at these levels.

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

     The Company generally pays losses in cash. In some instances claims are settled by purchasing the interest of the insured in the real property or the interest of the adverse claimant. Such interests are generally recorded as an asset on the Company's books at fair value less selling costs and any related indebtedness is carried as a liability. At December 31, 1999, the amount of these interests was $8.3 million.

     Reinsurance. In the ordinary course of business, the Company reinsures certain risks with other title insurers for the purpose of limiting its maximum loss exposure and also assumes reinsurance for certain risks of other title insurers for the purpose of earning additional income. The Company also cedes a portion of certain policy and other liabilities under agent fidelity, excess of loss and case-by-case reinsurance agreements. Reinsurance agreements provide that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations.

     Escrow, Trust and Other Title Related Services. In addition to title production and the assumption of risk under title insurance policies, the Company holds and administers funds and documents in real estate transactions for delivery upon closing pursuant to the instructions of the respective parties to an escrow. The Company also generates revenue as a provider of real estate related ancillary services such as collection and trust fees, real estate information and technology service fees, trustee sale guarantee fees, credit reporting fees, attorney service fees, flood certification fees, tax monitoring fees, home warranty insurance premiums, reconveyance fees, recording fees, foreclosure publishing and posting service fees and exchange intermediary service fees in connection with real estate transactions.

     In a few cases, the Company leases its title plants to independent agents for their examination of title records for a rental or usage fee.

     Marketing. The Company markets and distributes its products and services to customers in the residential, institutional lender and commercial market sectors of the real estate industry. The Company attempts to increase the volume of its business primarily through customer solicitation by sales personnel. The Company actively encourages its personnel to develop new business relationships with persons in the real estate community, such as real estate sales agents and brokers, financial institutions, independent escrow companies and title agents, real estate developers, mortgage brokers and attorneys. The Company's marketing efforts are also assisted by general advertising. The Company believes customer service is the most important factor in attracting and retaining customers and measures customer service in terms of quality and timeliness in the delivery of services.

     Competition. The title insurance industry is highly competitive. The number and size of competing companies varies in the different geographic areas in which the Company conducts its business. In the Company's principal markets, competitors include other major title underwriters such as Chicago Title Corporation (prior to acquisition), First American Financial Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous independent agency operations at the regional and local level. These smaller companies may expand into other markets in which the Company competes. Also, the removal of regulatory barriers in the future might result in new competitors entering the title insurance business that have greater financial resources and other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants could affect the Company's business operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" and Note Q of Notes to Consolidated Financial Statements.

     The Company's real estate related ancillary service businesses face significant competition from other similar service providers. In addition, ancillary service customers may choose to produce these services internally rather than purchase them from outside vendors.

     Competition is based primarily on the expertise, quality and timeliness of service, since the parties to a real estate transaction are usually concerned with time schedules and costs associated with delays in closing the transaction. In those states where prices are not established by regulatory authorities, price is also a competitive factor. The Company believes that its competitive position is enhanced by its quality customer service and pricing.

     Regulation. Title insurance companies, including underwriters, underwritten title companies and independent agents, are subject to extensive regulation under applicable state laws. Each insurance underwriter is usually subject to a holding company act in its state of domicile which regulates, among other matters, the ability to pay dividends and investment policies. The laws of most states in which the Company transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting principles, financial practices, establishing reserve and capital and surplus as regards policyholders ("capital and surplus") requirements, defining suitable investments for reserves and capital and surplus and approving rate schedules. In 1998, the National Association of Insurance Commissioners approved codified accounting practices that changed the definition of what constitutes prescribed statutory accounting practices and will result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements commencing in 2001. The Company is currently evaluating the impact of the rules.

     Pursuant to statutory accounting requirements of the various states in which the Insurance Subsidiaries are licensed, they must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined on a quarterly basis by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten or the age and dollar amount of statutory premiums written. As of December 31, 1999, the combined statutory unearned premium reserve required and reported for the Insurance Subsidiaries was $219.8 million.

     The Insurance Subsidiaries are regulated by the insurance commissioners of their respective states of domicile. Regulatory examinations usually occur at three year intervals. Examinations are currently in progress for Fidelity Title
(1998), Fidelity New York (1998) and Nations Title Insurance of New York Inc. ("Nations New York", 1998). The Company has not received preliminary reports of examination for Fidelity Title, Fidelity New York or Nations New York, as the examinations are currently ongoing. The Department of Insurance of the State of California has also recently completed a market conduct examination of Fidelity

Title. Additionally, the Auditor Division of the Controller of the State of California ("Controller") is currently conducting an examination of the funds due the State of California under various escheatment regulations for the years ended December 31, 1998 and prior. The Company has received a preliminary copy of the Controller's report and is continuing discussion with the Controller to quantify amounts due, if any. The Company does not believe that either the examinations performed by the insurance regulators or the Controller will have a material impact on its financial position, its results of operations or its combined capital and surplus.

     Statutorily calculated net worth determines the maximum insurable amount under any single title insurance policy. As of January 1, 2000, the Company's self-imposed single policy maximum insurable amounts, which comply with all statutory limitations, for Fidelity Title, Fidelity New York and Alamo Title were $60.0 million, $95.0 million and $16.5 million, respectively. The self-imposed single policy maximum insurable amount for Nations New York was $16.0 million.

     The Insurance Subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. In the case of Fidelity Title, the total amount of dividends and distributions made in any twelve-month period may not exceed the greater of 10% of capital and surplus as of the last day of the preceding year or net earnings for the twelve-month period ending the last day of the preceding year. Fidelity New York's total amount of dividends and distributions is limited to capital and surplus, excluding capital stock and surplus resulting from unrealized gains on investments, less fifty percent of statutory premium reserve as of the last day of the preceding year and capital contributions received in the latest five-year period. The total amount of dividends and distributions made in any twelve-month period by Alamo Title may not exceed the greater of 20% of capital and surplus as of the last day of the preceding year or net earnings for the twelve-month period ending the last day of the preceding year. As of January 1, 2000, Fidelity Title could pay dividends or make other distributions to the Company of $17.2 million, Fidelity New York could pay dividends or make other distributions to the Company of $15.0 million and Alamo Title could pay dividends or make other distributions to the Company of $10.9 million.

     The combined statutory capital and surplus of the Insurance Subsidiaries was $163.5 million, $164.3 million and $122.1 million as of December 31, 1999, 1998 and 1997, respectively. The combined statutory earnings of the Insurance Subsidiaries were $43.6 million, $37.8 million and $26.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     As a condition to continued authority to underwrite policies in the states in which the Insurance Subsidiaries conduct their business, the Insurance Subsidiaries are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, the Company's escrow and trust business is subject to regulation by various state banking authorities.

     Pursuant to statutory requirements of the various states in which the Insurance Subsidiaries are domiciled, they must maintain certain levels of minimum capital and surplus. Each of the Company's title underwriters have complied with the minimum statutory requirements as of December 31, 1999.

     The UTCs are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth of $7.5 million and $2.5 million is required for Fidelity National Title Company ("FNTC") and Fidelity National Title Company of California ("FNCAL"), respectively. FNTC and FNCAL are in compliance with their respective minimum net worth requirements at December 31, 1999.

RATINGS

     The Insurance Subsidiaries are regularly assigned ratings by independent agencies designed to indicate their financial condition and/or claims paying ability. Financial data and other information are supplied to the rating agencies and subjected to quantitative and qualitative analyses from which the ratings are derived. Ratings of the Company's principal Insurance Subsidiaries, as assigned during 1999 are listed below:

                                                              DUFF & PHELPS       STANDARD & POOR'S
                                       DEMOTECH, INC.       CREDIT RATING CO.       RATINGS GROUP
                                    (FINANCIAL STABILITY     (CLAIMS PAYING      (FINANCIAL STRENGTH
                                          RATING)            ABILITY RATING)           RATING)
                                    --------------------    -----------------    -------------------
Fidelity Title....................           A'                    A-                    A-
Fidelity New York.................           A'                    A-                    A-
Alamo Title.......................           A'                    A-                    A-

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

     As of December 31, 1999 and 1998, the carrying amount, which approximates the fair value, of total investments was $506.9 million and $519.3 million, respectively.

     It is the practice of the Company to purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities and equity securities. The securities in the Company's portfolio are subject to economic conditions and normal market risks and uncertainties.

     The following table presents certain information regarding the investment ratings of the Company's fixed maturity portfolio at December 31, 1999 and 1998:

                                                                             DECEMBER 31,
                                        ---------------------------------------------------------------------------------------
                                                           1999                                         1998
                                        ------------------------------------------   ------------------------------------------
                                        AMORTIZED     % OF       FAIR       % OF     AMORTIZED     % OF       FAIR       % OF
              RATING(1)                   COST       TOTAL      VALUE      TOTAL       COST       TOTAL      VALUE      TOTAL
              ---------                 ---------    -----     --------   --------   ---------   --------   --------   --------
                                                                        (DOLLARS IN THOUSANDS)
AAA...................................  $163,831      46.3%    $160,280     46.2%    $154,592      47.9%    $158,301     48.0%
AA....................................    79,271      22.4       78,280     22.6       67,575      20.9       69,366     21.0
A.....................................    85,139      24.1       83,418     24.0       74,917      23.2       77,022     23.3
Other.................................    25,584       7.2       25,073      7.2       25,867       8.0       25,379      7.7
                                        --------     -----     --------    -----     --------     -----     --------    -----
                                        $353,825     100.0%    $347,051    100.0%    $322,951     100.0%    $330,068    100.0%
                                        ========     =====     ========    =====     ========     =====     ========    =====

---------------
(1) Ratings as assigned by Standard & Poor's Ratings Group and Moody's Investors Service.

     Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturity securities with an amortized cost of $51,690,000 and a fair value of $51,280,000 were callable at December 31, 1999.

     The following table presents certain information regarding the Company's fixed maturity securities at December 31, 1999:

                                                           DECEMBER 31, 1999
                                             ---------------------------------------------
                                             AMORTIZED       %          FAIR         %
                 MATURITY                      COST       OF TOTAL     VALUE      OF TOTAL
                 --------                    ---------    --------    --------    --------
                                                        (DOLLARS IN THOUSANDS)
One year or less...........................  $ 10,641        3.0%     $ 10,609       3.0%
After one year through five years..........   184,042       52.0       181,375      52.3
After five years through ten years.........   135,383       38.3       131,563      37.9
After ten years............................    23,759        6.7        23,504       6.8
                                             --------      -----      --------     -----
                                             $353,825      100.0%     $347,051     100.0%
                                             ========      =====      ========     =====

     Equity securities at December 31, 1999 and 1998 consist of investments in various industry groups as follows:

                                                            DECEMBER 31,
                                              ----------------------------------------
                                                     1999                  1998
                                              ------------------    ------------------
                                                          FAIR                  FAIR
                                               COST       VALUE      COST       VALUE
                                              -------    -------    -------    -------
                                                       (DOLLARS IN THOUSANDS)
Banks, trust and insurance companies........  $ 1,559    $ 1,628    $ 1,874    $ 1,949
Industrial, miscellaneous and all other.....   38,180     37,253     35,878     48,242
                                              -------    -------    -------    -------
                                              $39,739    $38,881    $37,752    $50,191
                                              =======    =======    =======    =======

     The Company's investment results for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Net investment income(1)(2)........................  $ 33,914    $ 26,665    $ 20,672
Average invested assets(1).........................   547,413     482,530     375,100
Effective return on average invested assets(1).....       6.2%        5.5%        5.5%

---------------
(1) Excludes investments in real estate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Revenue."

(2) Net investment income as reported in the Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments and to exclude net realized capital gains (losses) on the sale of investments and other assets. Net realized capital gains (losses) totaled ($76,000), $17,190,000 and $16,839,000 in 1999, 1998 and 1997, respectively.

REAL ESTATE AND PROPERTY MANAGEMENT OPERATIONS

     The Company, principally through Orion Realty Group (formerly known as Manchester Development Corporation, "Orion") a wholly-owned subsidiary of the Company, previously invested in various real estate projects directly and through partnerships. Some of these partnerships involve related parties. Orion currently assists in the identification and leasing of space for operating purposes and manages property owned by the Company. The Company's investments in real estate and partnerships represented approximately 0.3% of the Company's assets at December 31, 1999.

EMPLOYEES

     As of December 31, 1999, the Company had approximately 6,000 full-time equivalent employees. The Company believes that its relations with employees are generally good.

YEAR 2000 ISSUES

     Information technology is an integral part of the Company's business. The Company also recognizes the critical nature of and the technological challenges associated with the Year 2000 issue. The Year 2000 ("Y2K") issue results from computer programs and computer hardware that utilize only two digits to identify a year in the date field, rather than four digits. If such programs or hardware are not modified or upgraded information systems could fail, lock up, or in general fail to perform according to normal expectations. The Company has implemented a program and committed both personnel and other resources to determine the extent of Y2K issues. The scope of the Y2K program included a review of the systems used in our title plants, title policy processing, escrow production, claims processing, real estate related services, financial management, human resources, payroll and infrastructure. In addition to a review of internal systems, the Company has formally communicated with third parties with which it does business in order to determine whether or not they are Y2K compliant and the extent to which the Company may be vulnerable to third parties' failure to become Y2K compliant. The Company continues the process of identifying Y2K compliance issues in its systems, equipment and processes. The Company will make any necessary changes to such systems, updating or replacing such systems and equipment, and modifying such processes to make them Y2K compliant.

     The Company developed a four phase program to become Y2K compliant. Phase I is "Plan Preparation and Identification of the Problem." This is a continuing phase. Phase II is "Plan Execution and Remediation." Phase III is "Testing." Phase IV is "Maintaining Y2K Compliance." The status of the Y2K compliance program is monitored by senior management of the Company and by the Audit Committee of the Company's Board of Directors. The costs of the Y2K related efforts incurred to date have not been material, and the estimate of remaining costs to be incurred is not considered to be material. These estimates may be subject to change due to the complexities of estimating the cost of modifying applications to become Y2K compliant and the difficulties in assessing third parties', including various local governments upon which the Company relies upon to provide title related data, ability to become Y2K compliant.

     The Company has not experienced any Y2K compliance related issues to date. Management of the Company believes that its electronic data processing and information systems are Y2K compliant; however, there can be no assurance all of the Company's systems are Y2K compliant, or the costs to be Y2K compliant will not exceed management's current expectations, or that the failure of such systems to be Y2K compliant will not have a material adverse effect on the Company's business. The Company believes that functions currently performed with the assistance of electronic data processing equipment could be performed manually or outsourced if certain systems are determined not to be Y2K compliant.

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

  Real Estate Market and Interest Rate Sensitivity

     The level of title insurance and real estate related services activity is dependent upon, among other things, the volume of real estate transactions. The volume of real estate transactions nationally and within particular geographic regions has historically been influenced by such factors as the overall interest rate environment (which impacts the availability of capital for investment in real estate, particularly in the commercial refinancings as well as the number of sales), the strength of the national and/or regional economy and family income levels. During 1997 and 1998, and into 1999, historically low interest rates resulted in an increased number of real estate sales, resales and refinancings. However, when interest rates increase, real estate activity typically declines and the title insurance industry tends to experience lower revenues. Moreover, a favorable interest rate environment or trend may not necessarily result in increased levels or continued high levels of real estate transactions if other market factors (such as a recessionary economy or increased unemployment) combine to depress the volume of real estate transactions. Accordingly, no assurance can be given that historical levels of premiums and fees previously received by the Company will be available in the future.

  Geographic Concentration

     Part of the Company's strategy has been to expand its market share and increase its title insurance premiums and other real estate related revenue in the key real estate markets of California, Texas, Florida and New York. Approximately 64.9% of the Company's title insurance premium revenue was generated from real estate transactions in those states in 1999. This geographic concentration makes the Company susceptible to the risk that adverse economic conditions or other factors affecting the real estate markets in these areas, even with a strong national economy, could have a more pronounced adverse affect on its premium and fee revenues than if its revenue base were more broadly dispersed across the country.

  Risks Associated With Acquisitions

     Part of the Company's strategy is to pursue opportunities to diversify and expand its operations by acquiring or making investments in other companies. Acquisitions involve a number of risks that could adversely effect the Company's operations, including the diversion of management's attention and the integration of the operations and personnel of the acquired companies. If the Company acquires other business operations, the Company cannot be certain that such businesses will be successful, that they will enhance the Company's existing business or that the Company will not incur significant expenses, including goodwill, relating to such acquisitions. The Company may be required to sell additional securities or borrow additional funds to complete any significant acquisitions. The sale of additional equity or debt securities may dilute stockholder interests in or increase the leverage of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Recent Developments" and Note Q of Notes to Consolidated Financial Statements.

  Risks Associated With New Business Lines

     The Company has acquired, and may in the future acquire, businesses in industries with which management is less familiar than the title insurance industry. For example, in February 1998, the Company acquired FNF Capital, Inc., whose primary business is financing equipment leases. Also, in the last three years, the Company has expanded the range and amount of ancillary title and real estate related services it provides, began underwriting home warranty policies, invested in restaurant businesses, expanded its commercial title insurance business and considered acquiring underwriters of other lines of insurance products. These activities involve risks that could adversely affect the Company's operating results, such as diversion of management's attention, integration of the operations, systems and personnel of the new businesses and lack of substantial experience in operating such businesses.

  Competition

     The title insurance and real estate related services industries are highly competitive. Competition is based primarily on the expertise, quality and timeliness of service. Where price is not regulated by governmental authorities, pricing can also be an important competitive factor. For larger commercial customers and mortgage originators the size and financial strength of the title insurer are important competitive factors. Our principal competitors include Chicago Title Corporation (prior to acquisition), First American Financial Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, each of whom has the size, capital base and distribution channels to compete effectively with the Company. The Company also competes with many smaller title insurance and real estate services companies that serve regional market areas. These smaller companies may expand into other markets in which the Company competes. Also, the removal of regulatory barriers in the future might result in new competitors entering the title insurance business that have greater financial resources and other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants could adversely affect the Company's business operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Recent Developments" and Note Q of Notes to Consolidated Financial Statements.

  Government Regulation

     Our title insurance business is subject to extensive regulation by state insurance authorities in each state in which the Company operates. These agencies have broad administrative and supervisory power relating to the following:

     - licensing requirements;

     - trade practices;

     - accounting and financing practices;

     - capital and surplus requirements;

     - the amount of dividends and other payments made by Insurance Subsidiaries without prior regulatory approval;

     - investment practices; and

     - rate schedules.

     Most states also regulate insurance holding companies, like Fidelity National Financial, Inc., in a variety of matters such as acquisitions, change of control and terms of affiliate transactions. These regulations may impede, or impose burdensome conditions on rate increases or other actions that the Company may want to take to enhance its operating results, and could affect its ability to pay dividends on its common stock. In addition, the Company may incur significant costs in the course of complying with regulatory requirements. No assurance can be given that future legislative or regulatory changes will not adversely affect the Company's business operations.

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

ITEM 2. PROPERTIES

     The majority of the branch offices of the Company are leased from third parties. The remaining branch offices are owned by the Company.

     As of December 31, 1999, the Company leased office and storage space as follows:

                                                              NUMBER OF
                                                              LOCATIONS
                                                              ---------
California..................................................     200
Texas.......................................................      76
Florida.....................................................      39
Arizona.....................................................      30
Oregon......................................................      18
Washington..................................................      11
Pennsylvania................................................       9
Tennessee...................................................       8
New Jersey..................................................       7
New Mexico, New York and North Carolina.....................       6
Georgia, Hawaii and Nevada..................................       5
Michigan....................................................       3
Connecticut, Kentucky, Maryland, South Carolina, and
  Virginia..................................................       2

     One each in Alabama, Colorado, Illinois, Kansas, Massachusetts, Minnesota, Ohio, Rhode Island and Washington D.C.

     See Note J of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages. Management believes that no actions, other than those listed below, depart from customary litigation incidental to the business of the Company and that the resolution of all such litigation will not have a material adverse effect on the Company.

     The Company has been named as a defendant in four class action lawsuits alleging irregularities and violations of title and escrow practices. One of these suits was filed by the Attorney General of the State of California on behalf of the California Controller and the California Department of Insurance against the entire title and escrow industry in California. The other three were filed by private law firms in Federal Court in San Francisco and the State Court in Los Angeles. As a result of extensive meetings and discussions between the Company and the Attorney General of the State of California, the Attorney General has issued a letter stating that it does not expect to serve Fidelity National Financial, Inc. with a formal complaint. The Attorney General and the Company have previously expressed with confidence that the issues regarding the Company are likely to be resolved without litigation. The California Department of Insurance ("Department") and the Company reached a settlement of their lawsuit in February 2000. The settlement does not call for any fine or penalty to be paid by the Company. The Company anticipates that the resolution of the action filed by the Department will serve as a basis for the resolution of the other lawsuits filed. The Company does not believe that such resolution will have a material impact on its financial position or on its results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The following table presents, for the calendar quarters indicated, the range of high and low sales prices per share of Company common stock on the New York Stock Exchange Composite Tape and the dividends per share declared on Company common stock. The high and low sales prices per share and the amount of dividends declared for the periods indicated have been retroactively adjusted for stock dividends and splits declared since the Company's inception.

                                                                              DIVIDENDS
                                                           HIGH      LOW      DECLARED
                                                          ------    ------    ---------
Year ended December 31, 1999
  First quarter.........................................  $30.75    $14.56      $.070
  Second quarter........................................   21.00     14.50       .070
  Third quarter.........................................   21.06     13.44       .070
  Fourth quarter........................................   16.00     13.81       .100
Year ended December 31, 1998
  First quarter.........................................  $33.86    $23.41      $.064
  Second quarter........................................   36.81     29.66       .064
  Third quarter.........................................   39.66     24.55       .064
  Fourth quarter........................................   30.50     20.86       .070

     On March 13, 2000, the last reported sale price of Company common stock on the New York Stock Exchange Composite Tape was $15.13 per share. As of March 13, 2000, the Company had approximately 900 stockholders of record.

     Dividend Policy and Restrictions on Dividend Payments. Since the last quarter of 1987, the Company has consistently paid cash dividends on a quarterly basis, which payments have been made at the discretion of the Company's Board of Directors. The continued payment of dividends will depend upon operating results, business requirements, contractual restrictions, regulatory considerations and other factors. The Company's Board of Directors declared a cash dividend of $.10 per share on March 17, 2000, which will be payable on May 30, 2000 to stockholders of record as of April 10, 2000. The Company anticipates the continued payment of dividends. See "Business -- Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Contractual Restrictions on Dividend Payments. The Company's ability to pay dividends on its common stock and make certain payments is restricted by provisions contained in the Company's various debt agreements. The Company believes that amounts to fund currently anticipated dividends and certain payments are available pursuant to the terms and conditions of its various debt agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note G of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

     The historical operating results data, per share data and balance sheet data presented below are derived from the historical financial statements of Fidelity National Financial, Inc. and subsidiaries (collectively, the "Company"). Per share data has been retroactively adjusted for stock dividends and splits since the Company's inception. Consolidated Balance Sheets at December 31, 1999 and 1998 and Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders' Equity and Cash Flows for the years ended December 31, 1999, 1998 and 1997, and Notes thereto, audited by KPMG LLP, independent auditors, are included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                           YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------------------------
                                                          1999           1998           1997         1996        1995
                                                      (2)(3)(4)(6)   (2)(3)(4)(6)   (2)(3)(4)(5)   (2)(3)(4)    (1)(4)
                                                      ------------   ------------   ------------   ---------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA)
OPERATING RESULTS DATA:
  Revenue:
    Title insurance premiums........................   $  939,452     $  910,278      $616,074     $552,799    $351,510
    Escrow fees.....................................      123,734        130,299        86,033       71,122      53,132
    Other fees and revenue..........................      260,623        208,301       125,146       91,647      66,819
    Interest and investment income, including
      realized gains (losses).......................       28,395         39,587        35,806       19,227      19,432
                                                       ----------     ----------      --------     --------    --------
                                                        1,352,204      1,288,465       863,059      734,795     490,893
                                                       ----------     ----------      --------     --------    --------
  Expenses:
    Personnel costs.................................      407,078        394,284       273,221      240,232     190,419
    Other operating expenses........................      335,284        257,080       189,226      176,524     143,494
    Agent commissions...............................      423,675        385,649       261,182      221,948     113,358
    Provision for claim losses......................       52,713         59,294        41,558       36,275      22,003
    Interest expense................................       15,626         17,024        12,269       11,590      10,137
                                                       ----------     ----------      --------     --------    --------
                                                        1,234,376      1,113,331       777,456      686,569     479,411
                                                       ----------     ----------      --------     --------    --------
  Earnings before income taxes and extraordinary
    item............................................      117,828        175,134        85,603       48,226      11,482
  Income tax expense................................       46,975         69,442        36,595       18,985       2,716
                                                       ----------     ----------      --------     --------    --------
    Earnings before extraordinary item..............       70,853        105,692        49,008       29,241       8,766
  Extraordinary item, net of income taxes...........           --             --        (1,700)          --        (813)
                                                       ----------     ----------      --------     --------    --------
    Net earnings (Basic net earnings)...............   $   70,853     $  105,692      $ 47,308     $ 29,241    $  7,953
                                                       ==========     ==========      ========     ========    ========
    Diluted net earnings............................   $   71,116     $  108,155      $ 50,450     $ 32,437    $  7,953
                                                       ==========     ==========      ========     ========    ========
PER SHARE DATA:
  Basic earnings per share before extraordinary
    item............................................   $     2.38     $     3.79      $   2.10     $   1.43    $    .47
  Extraordinary item, net of income taxes, basic
    basis...........................................           --             --         (0.07)          --        (.04)
                                                       ----------     ----------      --------     --------    --------
    Basic earnings per share........................   $     2.38     $     3.79      $   2.03     $   1.43    $    .43
                                                       ==========     ==========      ========     ========    ========
  Weighted average shares outstanding, basic
    basis...........................................       29,811         27,921        23,355       20,426      18,732
  Diluted earnings per share before extraordinary
    item............................................   $     2.27     $     3.23      $   1.76     $   1.23    $    .45
  Extraordinary item, net of income taxes, diluted
    basis...........................................           --             --          (.06)          --        (.04)
                                                       ----------     ----------      --------     --------    --------
    Diluted earnings per share......................   $     2.27     $     3.23      $   1.70     $   1.23    $    .41
                                                       ==========     ==========      ========     ========    ========
  Weighted average shares outstanding, diluted
    basis...........................................       31,336         33,474        29,599       26,431      19,351
  Dividends declared per share......................   $      .31     $      .26      $    .24     $    .22    $    .20
BALANCE SHEET DATA:
  Investments.......................................   $  506,916     $  519,332      $376,285     $270,134    $224,769
  Cash and cash equivalents.........................       38,569         42,492        54,975       65,551      35,559
  Total assets......................................    1,029,173        969,470       747,695      609,658     462,166
  Notes payable.....................................      226,359        214,624       163,015      179,508     146,095
  Reserve for claim losses..........................      239,962        224,534       201,674      196,527     153,207
  Minority interests................................        4,613          1,532         3,614        1,287         393
  Stockholders' equity..............................      432,494        396,740       274,050      162,645     112,920
OTHER DATA:
  Orders opened by direct operations................      780,000        987,000       621,000      575,000     489,000
  Orders closed by direct operations................      583,000        670,000       436,000      430,000     331,000
  Provision for claim losses to title insurance
    premiums........................................          5.6%           6.5%          6.7%         6.6%        6.3%
  Title related revenue:
    Percentage direct operations....................         53.5%          56.9%         56.9%        58.7%       67.6%
    Percentage agency operations....................         46.5%          43.1%         43.1%        41.3%       32.4%
  Employees at year end.............................        6,000          7,400         6,000        5,200       4,700
  Number of licensed states at year end.............           49             49            49           49          49
  Return on average equity before extraordinary
    item(7).........................................         17.1%          31.5%         22.4%        21.2%        8.0%
  Return on average equity including extra-ordinary
    item(7).........................................         17.1%          31.5%         21.7%        21.2%        7.2%

---------------
(1) During 1995, the Company recognized an $813,000 extraordinary loss, net of income taxes of $437,000, related to the early retirement of its Senior Secured Notes.

(2) The Company acquired Nations Title Inc. and its wholly-owned subsidiaries on April 1, 1996. The selected financial data above includes the balance sheet accounts of Nations Title Inc. and subsidiaries at December 31, 1999, 1998, 1997 and 1996; and the results of its operations for the years ended December 31, 1999, 1998, 1997 and for the nine-month period ended December 31, 1996.

(3) During 1996 and 1997 the Company acquired certain real estate related ancillary service companies in various transactions. The selected financial data above includes the balance sheet accounts of the acquired companies as of December 31 of the year acquired and all subsequent years presented; and the results of their operations for the periods from the date of acquisition through December 31 of the acquisition year and for the years ended December 31 for all subsequent years presented.

(4) The Company acquired FNF Capital, Inc. and subsidiaries (formerly known as Granite Financial, Inc., "FNF Capital") on February 26, 1998. This acquisition has been accounted for as a pooling-of-interests. The selected financial data above includes the balance sheet accounts of FNF Capital at December 31, 1999, 1998, 1997 and 1996; and the results of its operations for the years ended December 31, 1999, 1998, 1997 and 1996. FNF Capital's financial position and results of operations for the years ended December 31, 1995 and prior were insignificant, and as such, the 1995 selected financial data above has not been restated to include FNF Capital.

(5) During 1997, the Company recognized an extraordinary loss of $1.7 million, net of income taxes of $1.2 million, related to the early retirement of $45 million maturity value of the Company's Liquid Yield Option Notes. See Note G of Notes to Consolidated Financial Statements.

(6) The Company completed the merger of its wholly-owned subsidiary ACS Systems, Inc. ("ACS") with and into Micro General Corporation (OTCBB:MGEN, "Micro General") on May 14, 1998. This transaction has been accounted for as a reverse merger of Micro General into ACS, with Micro General as the surviving legal entity. The selected financial data above includes the balance sheet accounts of Micro General at December 31, 1999 and 1998 and the results of its operations for the year ended December 31, 1999 and for the period from May 14, 1998 through December 31, 1998. The Company currently owns 69.3% of Micro General Corporation. See Note B of Notes to Consolidated Financial Statements.

(7) Percentage return on average equity is net earnings for the period divided by the simple average of total stockholders' equity as of the beginning and end of each year presented.

QUARTERLY FINANCIAL DATA

     Selected quarterly financial data is as follows:

                                                                  QUARTER ENDED
                                              ------------------------------------------------------
                                              MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                              ---------    --------    -------------    ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Revenue.....................................  $344,274     $357,819      $341,837         $308,274
Earnings before income taxes................    33,504       40,238        30,216           13,870(1)
Net earnings, basic basis...................    19,767       23,741        18,607            8,738
Net earnings, diluted basis.................    20,030       23,741        18,607            8,738
Basic earnings per share....................       .64          .78           .62              .31
Diluted earnings per share..................       .60          .75           .60              .30
Dividends paid per share....................       .07          .07           .07              .07
1998
Revenue.....................................  $262,213     $321,441      $329,416         $375,395
Earnings before income taxes................    28,799       57,451        46,210           42,674
Net earnings, basic basis...................    16,680       33,439        26,801           28,772
Net earnings, diluted basis.................    17,304       34,038        27,461           29,352
Basic earnings per share....................       .62         1.21           .94             1.00
Diluted earnings per share..................       .53         1.02           .81              .87
Dividends paid per share....................       .06          .06           .06              .06

---------------
(1) Includes the impact of recording the Company's provision for claim losses at 6.0% as a percentage of title insurance premiums for the year ended December 31, 1999, compared to 6.5% for the nine-month period ended September 30, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes and trends related to the financial condition and results of operations of Fidelity National Financial, Inc. and subsidiaries (collectively, the "Company"). This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere herein.

OVERVIEW

     The following table presents certain financial and other data for the years indicated:

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     1999          1998         1997
                                                  ----------    ----------    --------
                                                         (DOLLARS IN THOUSANDS)
Total revenue...................................  $1,352,204    $1,288,465    $863,059
                                                  ==========    ==========    ========
Total expenses..................................  $1,234,376    $1,113,331    $777,456
                                                  ==========    ==========    ========
Earnings before extraordinary item..............  $   70,853    $  105,692    $ 49,008
Extraordinary item -- loss on early retirement
  of debt, net of income taxes..................          --            --      (1,700)
                                                  ----------    ----------    --------
          Net earnings..........................  $   70,853    $  105,692    $ 47,308
                                                  ==========    ==========    ========
Return on average equity before extraordinary
  item(1).......................................        17.1%         31.5%       22.4%
Return on average equity including extraordinary
  item(1).......................................        17.1%         31.5%       21.7%

---------------
(1) Percentage return on average equity is net earnings for the period divided by the simple average of total stockholders' equity as of the beginning and end of each year presented.

     Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases, i.e., mortgage interest rates. Other factors affecting real estate activity include demand, family income levels and general economic conditions. Because these factors can be volatile, revenue levels can also be volatile. Beginning in late 1995 and into 1998, decreases in mortgage interest rates and the resulting improvement in the real estate market have had a favorable effect on the level of real estate activity, including refinancing transactions, new home sales and resales. The overall economic environment, stable mortgage interest rates and strength in the real estate market, especially in California and on the West Coast, contributed to very positive conditions for the industry throughout 1997 and 1998. During 1999, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions. As the level of refinance transactions returned to historic norms, there was a shift from a refinance driven market to a more traditional market driven by new home purchases and resales. Increases in mortgage interest rates were partially offset by consumer confidence in the overall economy, which resulted in record home sales in 1999. It is impossible to predict in what future direction interest rates and the real estate market may move or fluctuate.

     The Company's strategies are to (i) maximize operating profits by increasing its share of the title insurance business in the markets it serves;
(ii) effectively manage operating expenses through the real estate cycle; (iii) minimize net claim payments and (iv) continue a value-added acquisition and diversification strategy. The Company intends to execute these strategies by continuing to implement the following elements:

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

     - maintain a balance between direct and agency distribution to enable the Company to compete profitably on a national basis;

     - deliver quality customer service and provide its employees with extensive training and incentive and equity based compensation programs; and

     - explore opportunities that are less interest rate sensitive.

     See "Recent Developments" and Note Q of Notes to Consolidated Financial Statements.

     The following table presents information regarding title related revenue generated by the Company's direct and agency operations:

                                                          YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------
                                                      % OF                 % OF               % OF
                                            1999      TOTAL      1998      TOTAL     1997     TOTAL
                                         ----------   -----   ----------   -----   --------   -----
                                                           (DOLLARS IN THOUSANDS)
Revenue from direct operations:
  Title insurance premiums.............  $  407,769    35.6%  $  425,551    37.9%  $286,487    37.5%
  Escrow fees..........................     123,734    10.8      130,299    11.6     86,033    11.3
  Other title related fees and
     revenue...........................      81,364     7.1       83,724     7.4     62,227     8.1
                                         ----------   -----   ----------   -----   --------   -----
          Total........................     612,867    53.5      639,574    56.9    434,747    56.9
Revenue from agency operations:
  Title insurance premiums.............     531,683    46.5      484,727    43.1    329,587    43.1
                                         ----------   -----   ----------   -----   --------   -----
          Total title related
            revenue....................  $1,144,550   100.0%  $1,124,301   100.0%  $764,334   100.0%
                                         ==========   =====   ==========   =====   ========   =====

     The Company also earns income from its non-title related operations and from its investment portfolio. See Notes C and O of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     Revenue. The following table presents the components of the Company's revenue:

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     1999          1998         1997
                                                  ----------    ----------    --------
                                                         (DOLLARS IN THOUSANDS)
Title insurance premiums........................  $  939,452    $  910,278    $616,074
Escrow fees.....................................     123,734       130,299      86,033
Other fees and revenue..........................     260,623       208,301     125,146
Interest and investment income, including
  realized gains (losses).......................      28,395        39,587      35,806
                                                  ----------    ----------    --------
          Total revenue.........................  $1,352,204    $1,288,465    $863,059
                                                  ==========    ==========    ========
Orders opened by direct operations..............     780,000       987,000     621,000
Orders closed by direct operations..............     583,000       670,000     436,000

     Total revenue in 1999 increased 4.9% to $1,352.2 million from $1,288.5 million in 1998. Revenue in 1998 of $1,288.5 million reflected a 49.3% increase from 1997 revenue of $863.1 million. The increases in total revenue are primarily the result of strength in the Company's core title and real estate related operations, which were positively impacted by favorable market conditions leading to an increase in real estate activity. The increased real estate activity, combined with acquisitions of ancillary service companies and the integration of those ancillary service operations into the Company's core businesses, also contributed to increased revenue.

     Title insurance premiums increased by 3.2% to $939.4 million in 1999 from $910.3 million in 1998. In 1998, title premiums increased by 47.8% to $910.3 million from $616.1 million in 1997. The premium increases from 1997 through 1999 are indicative of the favorable market conditions existing during the period. In 1999, refinance transactions declined from record levels in 1998 to levels consistent with historical norms due to interest rate increases caused by actions taken by the Federal Reserve Board. Increases in mortgage interest rates were partially offset by consumer confidence in the overall economy, which resulted in record home sales in 1999. As the volume of refinance transactions decreased, the market shifted from a refinance driven market to a more traditional market driven by new home purchases and resales. The Company also experienced a slight shift in its title premium mix from direct operations to agency operations during 1999.

     The following table presents the percentages of title insurance premiums generated by direct and agency operations:

                                                           YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                                  1999               1998               1997
                                            ----------------   ----------------   ----------------
                                            AMOUNTS      %      AMOUNT      %      AMOUNT      %
                                            --------   -----   --------   -----   --------   -----
                                                            (DOLLARS IN THOUSANDS)
Direct title insurance premiums...........  $407,769    43.4%  $425,551    46.7%  $286,487    46.5%
Agency title insurance premiums...........   531,683    56.6    484,727    53.3    329,587    53.5
                                            --------   -----   --------   -----   --------   -----
          Total title insurance
            premiums......................  $939,452   100.0%  $910,278   100.0%  $616,074   100.0%
                                            ========   =====   ========   =====   ========   =====

     Trends in escrow fees are primarily related to the title insurance activity generated by the Company's direct operations. Escrow fees during the three-year period ended December 31, 1999, have fluctuated in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts. Escrow fees were $123.7 million, $130.3 million and $86.0 million, respectively, during 1999, 1998 and 1997. In addition, the Company has focused on expansion of its escrow operations in certain areas, such as Southern California, during the three years ended December 31, 1999.

     Other fees and revenue generally trend closely with the level and mix of business, as well as the performance of certain of the Company's title related subsidiaries. During 1996 and 1997, the Company acquired certain ancillary service companies in various separate transactions. The Company's strategy in making the ancillary service company acquisitions was to acquire previously existing entities in businesses it believed to be complementary to its core title and escrow businesses. Further, the Company sought to acquire companies with strong management and efficient operations in order to provide for a seamless transition from their being stand-alone operations to being subsidiaries of the Company and to prevent any disruption of the acquired companies' businesses, while minimizing integration costs. The integration of the ancillary service companies continues as expected and integration related costs have been negligible. The acquired ancillary service companies have been bundled with other existing lender services to form Fidelity National Lender Express Network ("FLEXNet"). Utilizing its extensive network as its primary distribution channel and FLEXNet as the platform to provide a comprehensive network of real estate related services, the Company has made a concerted effort to develop the ancillary service contribution to title and real estate related revenue. The Company has been able to leverage its core title and escrow businesses, national presence and proprietary technology in successfully expanding the market presence of its ancillary service businesses. FLEXNet provides a complete range of real estate transactional services, leading to increased other fees and revenue. These services include collection and trust activities, real estate information and technology services, trustee sale guarantees, credit reporting, attorney services, flood certification, tax monitoring, home warranty insurance, reconveyances, recordings, foreclosure publishing and posting services and exchange intermediary services in connection with real estate transactions. In addition to the impact of increased title and real estate related revenue, other fees and revenue have increased as a result of an increased contribution from Micro General Corporation (OTCBB:MGEN, "Micro General"), the Company's majority-owned information technology and telecommunication services subsidiary, and FNF Capital, Inc. (formerly known as Granite Financial, Inc., "FNF Capital"), the Company's leasing subsidiary. 1999 other fees and revenue were $260.6 million, an increase of $52.3 million, or 25.1%, over 1998 other fees and revenue of $208.3 million. In 1998, other fees and revenue increased $83.2 million, or 66.4%, to $208.3 million from $125.1 million in 1997.

     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. 1999 interest and investment income was $28.4 million compared to $39.6 million in 1998, a decrease of $11.2 million, or 28.3%. Average invested assets, excluding real estate, increased 13.4% to $547.4 million from $482.5 million in 1998. The tax equivalent yield in 1999, excluding net realized losses, was 6.2%. The decrease in investment income in 1999 from 1998 is the result of net realized losses in 1999 of ($76,000) compared to net realized gains in 1998 of $17.2 million, offset by an increase in interest and dividend income generated by the increased invested asset base and interest rate increases during the year. 1998 investment income increased $3.8 million, or 10.6%, to $39.6 million compared to $35.8 million in 1997. Average invested assets, excluding real estate, increased 28.6% to $482.5 million in 1998 from $375.1 million in 1997, while the tax equivalent yield remained at 5.5%. The increase in investment income in 1998 over 1997 is primarily the result of an increase in interest and dividend income generated by the increased invested asset base. Net realized gains from the sale of investment securities and other assets in 1998 were $17.2 million compared to $16.8 million in 1997, prior to applicable income taxes. Included in 1998 net realized gains is a gain from the conversion of the Company's investment in Data Tree Corporation of approximately $9.7 million. The primary components of 1997 net realized gains are the following: $10.4 million in capital gains from the sale of investment securities and other assets, $4.3 million in capital gain from the sale of the Company's former home office building, $1.3 million from the sale of a majority interest in

American Title Company and approximately $800,000 in capital gain from the sale of the Company's former small business investment company subsidiary, FNF Ventures, Inc.

     Expenses. The following table presents the components of the Company's expenses:

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     1999          1998         1997
                                                  ----------    ----------    --------
                                                         (DOLLARS IN THOUSANDS)
Personnel costs.................................  $  407,078    $  394,284    $273,221
Other operating expenses........................     335,284       257,080     189,226
Agent commissions...............................     423,675       385,649     261,182
Provision for claim losses......................      52,713        59,294      41,558
Interest expense................................      15,626        17,024      12,269
                                                  ----------    ----------    --------
          Total expenses........................  $1,234,376    $1,113,331    $777,456
                                                  ==========    ==========    ========

     The Company's operating expenses consist primarily of personnel costs, other operating expenses and agent commissions, which are incurred as orders are received and processed. Title insurance premiums, escrow fees and other fees and revenue are generally recognized as income at the time the underlying transaction closes. Certain other fees and revenue are recognized over the period the related services are provided. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. The Company has implemented programs and taken the necessary actions to maintain expense levels consistent with revenue; however, a short time lag does exist in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.

     Personnel costs include base salaries, commissions and bonuses paid to employees, and are one of the most significant operating expenses incurred by the Company. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. Personnel costs totaled $407.1 million, $394.3 million and $273.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. Personnel costs, as a percentage of total revenue, have decreased to 30.1% in 1999 from 30.6% in 1998, which had previously decreased from 31.7% in 1997. The Company has taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business. These fluctuations reflect a continuing emphasis on expense control and an increase in productivity resulting from the Company's automation and electronic commerce. The Company will not, however, compromise its customer service standards or quality controls in responding to market conditions. The Company continues to monitor the prevailing market conditions and will adjust personnel costs in accordance with activity.

     Other operating expenses consist of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums and title related revenue in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance, trade and notes receivable allowances and depreciation. The Company continues to be committed to cost control measures. In response to market conditions, the Company implemented aggressive cost control programs in order to maintain operating expenses at levels consistent with the levels of revenue; however, certain fixed costs are incurred regardless of revenue levels, resulting in year over year percentage fluctuations. The Company's cost control programs are designed to evaluate expenses, both current and budgeted, relative to existing and projected market conditions. Items considered include, but are not limited to, capital expenditures, service contracts, property requirements (e.g., renewal/termination of leases and relocation of offices), expected fluctuations in the number of personnel, the impact of technology and profitability. Additionally, the Company has centralized its purchasing function in order to obtain the most favorable prices/rates available for vendor provided products and services, which also facilitates a highly structured requisition/approval process and cost analysis program. Other operating expenses increased as a percentage of total revenue to 24.8% in 1999 from 20.0% in 1998, which had previously decreased from 21.9% in 1997. The primary components of the increase in 1999 are the impact of Micro General's business expansion, increased data processing and information technology costs and normal year over year price increases including rent escalations, travel and other general and administrative costs. Combined, these increases have offset much of the Company's cost control efforts. Total other operating expenses totaled $335.3 million, $257.1 million and $189.2 million in 1999, 1998 and 1997, respectively.

     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums retained by the Company vary according to regional differences in real estate closing practices and state regulations.

     The following table illustrates the relationship of agent premiums and agent commissions:

                                                           YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                                  1999               1998               1997
                                            ----------------   ----------------   ----------------
                                             AMOUNT      %      AMOUNT      %      AMOUNT      %
                                            --------   -----   --------   -----   --------   -----
                                                            (DOLLARS IN THOUSANDS)
Agent premiums............................  $531,683   100.0%  $484,727   100.0%  $329,587   100.0%
Agent commissions.........................   423,675    79.7    385,649    79.6    261,182    79.2
                                            --------   -----   --------   -----   --------   -----
          Premiums retained by the
            Company.......................  $108,008    20.3%  $ 99,078    20.4%  $ 68,405    20.8%
                                            ========   =====   ========   =====   ========   =====

     The provision for claim losses includes an estimate of anticipated claims. The estimate of anticipated claims is accrued as a percentage of title premium revenue based on the Company's historical loss experience and other relevant factors. The Company monitors its claims experience on a continual basis and adjusts the provision for claim losses accordingly. Based on Company loss development studies, the Company believes that as a result of its underwriting and claims handling practices, as well as the refinancing business of prior years, the Company will maintain the trend of favorable claim loss experience. Based on this information, in 1999, 1998 and 1997, the Company recorded a provision for claim losses of 6.0%, 7.0%, and 7.0%, respectively, of title insurance premiums, net of recoupments and prior to the impact of premium rates and Company loss experience in the state of Texas. Premiums in Texas are all-inclusive and include a closing fee in addition to a risk-related premium, which differs from similar coverage in other states, while loss experience is comparable. As a result, the provision for claim losses in Texas is much lower than in states that do not have all-inclusive premiums. These factors resulted in a net provision for claim losses of 5.6%, 6.5% and 6.7% in 1999, 1998 and 1997, respectively.

     A summary of the reserve for claim losses follows:

                                                        YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     1999          1998        1997
                                                   --------      --------    --------
                                                         (DOLLARS IN THOUSANDS)
Beginning balance................................  $224,534      $201,674    $196,527
  Reserves assumed...............................        --            --         284
  Reserves transferred...........................    (4,310)(1)        --        (160)
  Claim loss provision related to:
     Current year................................    57,321        59,294      39,301
     Prior years.................................    (4,608)           --       2,257
                                                   --------      --------    --------
          Total claim loss provision.............    52,713        59,294      41,558
  Claims paid, net of recoupments related to:
     Current year................................    (1,229)       (1,045)     (3,385)
     Prior years.................................   (31,746)      (35,389)    (33,150)
                                                   --------      --------    --------
          Total claims paid, net of
            recoupments..........................   (32,975)      (36,434)    (36,535)
                                                   --------      --------    --------
Ending balance...................................  $239,962      $224,534    $201,674
                                                   ========      ========    ========
Provision for claim losses as a percentage of
  title insurance premiums.......................       5.6%          6.5%        6.7%

---------------
(1) On March 18, 1998, the Company announced that it had entered into an agreement to sell National Title Insurance of New York Inc. ("National") to American Title Company, a wholly-owned subsidiary of American National Financial, Inc. ("ANFI"), for $3.25 million, subject to regulatory approval and certain other conditions. The purchase price was structured at a premium to book value. The Company currently holds a 29.2% interest in ANFI. National was acquired in April 1996, as part of the Nations Title Inc. acquisition, and has not been actively underwriting policies since that time. This transaction received regulatory approval on May 27, 1999 and closed on June 10, 1999. The Company recognized a gain of approximately $1.2 million prior to applicable income taxes, in connection with the sale of National. This gain has been reflected in the Consolidated Statement of Earnings for the year ended December 31, 1999.

     Interest expense is incurred by the Company in financing its capital asset purchases, lease originations, certain acquisitions and certain general corporate purposes. Interest expense consists of interest related to the Company's outstanding debt and the amortization of original issue discount and debt issuance costs related to the Liquid Yield Option Notes due 2009 ("LYONs") issued in February 1994. Interest expense on non-LYONs debt totaled $15.2 million, $12.8 million and $7.0 million for the years 1999, 1998 and 1997, respectively. The LYONs-related component of interest expense amounted to $445,000, $4.2 million and $5.3 million for 1999, 1998 and 1997, respectively. Included in 1998 interest expense is $4.7 million of interest relating to the settlement of an Internal Revenue Service examination for the tax years 1990 through 1994. Excluding the interest expense related to the tax examination, the fluctuation in interest expense in 1999 compared to 1998 can be attributed to an increase in non-LYONs debt and related interest rates, offset by the redemption and conversion of LYONs in 1999. The increase in 1998 over 1997 can be attributed to an increase in non-LYONs debt outstanding offset by more favorable interest rates in 1998 than 1997 and the conversion of LYONs during 1998. See "Recent Developments" and Note G of Notes to Consolidated Financial Statements.

     Income tax expense for 1999, 1998 and 1997, as a percentage of earnings before income taxes, including the extraordinary loss in 1997 was 39.9%, 39.7% and 42.7%, respectively. See "Extraordinary Item." The fluctuations in income tax expense as a percentage of earnings before income taxes, including the extraordinary loss, are attributable to the effect of state income taxes on the Company's wholly-owned underwritten title companies, real estate related ancillary service companies, Micro General and FNF Capital; a change in the amount and characteristics of net income, operating income versus investment income; and the tax treatment of certain items. See Note H of Notes to Consolidated Financial Statements.

     Extraordinary Item. In an effort to reduce the leverage of the Company while taking advantage of the favorable environment relative to the Company's common stock, on October 17, 1997, the Company in a private transaction, purchased $45 million aggregate principal amount at maturity of its outstanding Liquid Yield Option Notes due 2009 from Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") for an aggregate purchase price of $27.2 million (or $605 per $1,000 principal amount at maturity of LYONs). The purchase price was paid in the form of 1,394,381 shares, $26.4 million, of the Company's common stock (the "Exchange Shares"). The Company also paid Merrill Lynch the excess of a base price of $19.53 per Exchange Share over the actual sales price (less $0.05 per share in commissions) realized by Merrill Lynch for sales of up to 607,881 Exchange Shares. The Company also paid Merrill Lynch for each day, an amount in cash to be determined by multiplying the Net Carry Amount (number of Exchange Shares multiplied by $19.53) by the Applicable Rate (LIBOR plus 2.50%). The Company's payment obligations were subject to reduction for dividends on Exchange Shares received by Merrill Lynch during the period. The Company paid the foregoing amounts to Merrill Lynch in cash of approximately $790,000 on November 7, 1997. The purchase of the LYONs increased stockholders' equity by approximately $24.7 million while reducing outstanding debt by approximately $24.3 million. An extraordinary loss due to the early retirement of debt of approximately $1.7 million, net of applicable income taxes, related to this transaction has been recorded in the Consolidated Statement of Earnings for the year ended December 31, 1997.

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

The short- and long-term liquidity requirements of the Company, Insurance Subsidiaries, underwritten title companies ("UTCs"), ancillary service companies, Micro General and FNF Capital are monitored regularly to match cash inflows with cash requirements. The Company and its subsidiaries forecast their daily cash needs and periodically review their short- and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

     Two of the significant sources of the Company's funds are dividends and distributions from its subsidiaries. As a holding company, the Company receives cash from its subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses it incurs. The reimbursements are executed within the guidelines of various management agreements among the Company and its subsidiaries. The Insurance Subsidiaries are restricted by state regulations in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which the Company's title underwriters can pay dividends or make other distributions to the Company. The Company's UTCs, ancillary service companies, Micro General and FNF Capital collect revenue and pay operating expenses; however, they are not regulated to the same extent as the Insurance Subsidiaries. Positive cash flow from the UTCs, ancillary service companies, Micro General and FNF Capital is invested primarily in cash and cash equivalents. Fluctuations in operating cash flows are primarily the result of increases or decreases in revenue. See "Overview."

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

     For purposes of satisfying insurance regulatory requirements, the Insurance Subsidiaries are required to maintain certain levels of readily marketable securities and other liquid assets. At December 31, 1999, the fair value of the Insurance Subsidiaries total investment securities was approximately $438.3 million, approximately $302.4 million of which have been designated to support statutory policyholder liabilities. These investments consist of securities which the Insurance Subsidiaries believe are readily marketable and could be liquidated if necessary. See "Business -- Investment Policies and Investment Portfolio."

     Effective August 1, 1998, the Company closed a $100 million syndicated bank credit agreement which was subsequently amended to $150 million as of September 30, 1999. Certain of the proceeds of this credit agreement were used to refinance certain existing debt facilities and for general corporate purposes. This credit agreement was repaid and terminated in connection with the Company's merger with Chicago Title Corporation ("Merger"). See "Recent Developments" and Notes G and Q of Notes to Consolidated Financial Statements.

     In connection with the Merger, the Company has entered into an $800 million syndicated credit agreement ("Credit Agreement"). The Credit Agreement provides for three distinct credit facilities: a $100 million, 18-month revolving credit facility, a $250 million 6-year revolving credit facility and a $450 million term loan facility with a 6-year amortization period. The Credit Agreement is unsecured at a variable interest rate based on the debt ratings assigned to the Company by independent agencies. The initial interest rate is LIBOR plus 1.50%. Proceeds from the Credit Agreement are available and have been used to finance the cash portion of the Merger consideration, to refinance certain previously existing indebtedness, to pay fees and expenses incurred in connection with the Merger and to fund other general corporate purposes of the combined company. The Company believes that the terms of the Credit Agreement are favorable.

     The Company must comply with certain affirmative and negative covenants related to its Credit Agreement and other debt facilities, which require, among other things, that the Company maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. The Company is in compliance with all of its debt covenants.

     In February 1994, the Company issued zero coupon, convertible subordinated Liquid Yield Option Notes due February 2009 at an interest rate of 5.5% with a principal amount at maturity of $235,750,000. Net proceeds to the Company were approximately $101,000,000. The proceeds were used for investment and general corporate purposes. The amount of LYONs outstanding on December 31, 1998 was $124,113,000 of maturity value. On February 15, 1999, the Company redeemed, pursuant to the terms of the LYONs indenture, its outstanding Liquid Yield Option Notes due 2009 for $581.25 per $1,000 maturity value. Additionally, the LYONs holders had the right to convert the outstanding LYONs to 28.077 shares of Company common stock per $1,000 maturity value of LYONs at any time. As of February 15, 1999, $123,681,000 maturity value of LYONs had converted to 3,473,000 shares of common stock, adding approximately $70 million to equity while reducing outstanding notes payable by a like amount. The remaining $432,000 of maturity value was redeemed for cash of approximately $251,000. There are no LYONs outstanding as of December 31, 1999. See Note G of Notes to Consolidated Financial Statements.

     In the normal course of business the Company and certain of its subsidiaries enter into off-balance sheet credit risk associated with certain aspects of its title insurance policies and other activities. This credit risk is in the form of guarantees and support agreements. The Company believes that this credit risk is adequately secured.

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

     Recent Developments. The Company completed the merger of its wholly-owned subsidiary ACS Systems, Inc. ("ACS") with and into Micro General Corporation for
4.6 million shares of Micro General common stock valued at $1,297,000, on May 14, 1998. Micro General provides small to medium size businesses within the real estate industry with software, systems integration and communication services including telecommunications hardware, long distance reselling, computer hardware and system software reselling, consulting services, technical services, Internet services, electronic commerce and title and escrow software applications. Micro General will continue to provide the above listed services to the Company at preferred customer rates. This transaction has been accounted for as a reverse merger of Micro General into ACS, with Micro General as the surviving legal entity. The Company currently owns 69.3% of Micro General Corporation. See Note B of Notes to Consolidated Financial Statements.

     On March 17, 1999, the Company's Board of Directors approved an increase to the number of shares of outstanding Company common stock authorized for purchase under the Company's previously announced purchase program. The additional authorization permitted the Company to purchase up to 4.0 million shares. On September 13, 1999, the Company announced that its Board of Directors had approved a second increase of 2.0 million shares, bringing the total number of shares of outstanding Company common stock authorized for purchase to 6.0 million. As of December 31, 1999, the Company had purchased 5.4 million shares at an average purchase price of $15.19 per share totaling $81.9 million. Purchases may be made from time to time by the Company in the open market or in block purchases or in privately negotiated transactions depending on market conditions and other factors. There have been no significant purchases since December 31, 1999.

     Also on March 17, 1999, the Company's Board of Directors approved the adoption of the Fidelity National Financial, Inc. Employee Stock Purchase Loan Plan ("Loan Plan") and the Non-Employee Director Stock Purchase Loan Program ("Loan Program"). The purpose of the Loan Plan and Loan Program is to provide key employees and directors with further incentive to maximize stockholder value. The Company offered an aggregate of $8,650,000 in loans. Loan Plan and Loan Program funds must be used to make private or open market purchases of Company common stock through a broker-dealer designated by the Company. All loans are full recourse and unsecured, and will have a five-year term. Interest will accrue on the loans at a rate of 5% per annum due at maturity. Loans may be prepaid any time without penalty. As of December 31,

1999, loans had been made in the amount of $7.25 million to purchase 484,000 shares of Company common stock at an average purchase price of $15.41 per share. There have been no significant purchases since December 31, 1999.

     On August 1, 1999, the Company announced that it had signed an Agreement and Plan of Merger ("Merger Agreement") to purchase Chicago Title Corporation ("Chicago Title"), headquartered in Chicago, Illinois, for approximately $1.13 billion, or $52.00 per share of Chicago Title common stock, using approximately equal amounts of cash and Company common stock, subject to certain adjustments based on the average price of Company common stock, as defined in the Merger Agreement. Under the terms of the Merger Agreement, the allocation between cash and stock would be adjusted so Chicago Title stockholders would receive more than 50% of the outstanding stock of the combined company. Additionally, the price would be payable in shares of Company common stock or, upon election by Chicago Title stockholders, in cash, subject to proration as may be necessary to achieve the allocation between cash and stock described above. The Merger Agreement, which was amended on October 13, 1999 has been approved by the Boards of Directors of both companies, and was approved by the stockholders of both the Company and Chicago Title in February 2000. Following the receipt of requisite regulatory approvals and the satisfaction of other customary conditions, including amendments to the Company's Bylaws, Charter and Certificate of Incorporation, the transaction closed on March 20, 2000.

     The transition and integration process, led by a team comprised of senior managers from both the Company and Chicago Title Corporation, is proceeding very smoothly and a senior management team has recently been named. The combined company will be the largest title insurer and provider of real estate related products and services in the world; distinguished by an unsurpassed distribution system comprised of over 1,000 offices and 7,000 agents, leading market share in excess of 30%, geographic diversity, complementary business mixes and the strongest financial position in the industry.

     Pursuant to the terms of the Merger Agreement, Chicago Title stockholders received an aggregate purchase price of approximately $1.1 billion. The purchase price was paid in the form of 1.7673 shares of Company common stock and $26.00 in cash for each share of Chicago Title Corporation common stock, resulting in the issuance of approximately 38.8 million shares of Company common stock at an average price during the applicable trading period of $13.1771 per share and the payment of approximately $570.2 million in cash. The Merger will be accounted for as a purchase.

     In connection with the Merger, the Company has entered into an $800 million syndicated credit agreement. The Credit Agreement provides for three distinct credit facilities: a $100 million, 18-month revolving credit facility, a $250 million 6-year revolving credit facility and a $450 million term loan facility with a 6-year amortization period. The Credit Agreement is unsecured at a variable interest rate based on the debt ratings assigned to the Company by independent agencies. The initial interest rate is LIBOR plus 1.50%. Proceeds from the Credit Agreement are available and have been used to finance the cash portion of the merger consideration, to refinance certain previously existing indebtedness, to pay fees and expenses incurred in connection with the merger and to fund other general corporate purposes of the combined company. The Company believes that the terms of the Credit Agreement are favorable.

     The Company's Board of Directors declared a cash dividend of $.10 per share on March 17, 2000, which will be payable on May 30, 2000 to stockholders of record as of April 10, 2000.

     Recent Accounting Pronouncements. The American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), in March 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires that certain costs related to the development or purchase of internal use computer software be capitalized and amortized over the estimated useful life of the software. Costs related to the preliminary project stage and the post-implementation/operations stage, as defined, in an internal use computer software development project are to be expensed as incurred. Costs incurred prior to initial application of SOP 98-1, whether capitalized or not, are not adjusted to the amounts that would have been capitalized had SOP 98-1 been in effect when those costs were incurred. SOP 98-1 is applicable to all non-governmental entities and effective for fiscal years beginning after

December 15, 1998. The adoption of SOP 98-1 has not had a material impact on the Company's financial position, results of operations or financial reporting.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively, "derivatives") and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. It requires changes in the fair value of a derivative instrument and the changes in fair value of assets or liabilities hedged by that instrument to be included in earnings. To the extent that the hedge transaction is effective, earnings are equally offset by both investments. Currently, changes in the fair value of derivative instruments and hedged items are reported in accumulated other comprehensive earnings (loss).

     SFAS 133 was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS 133. Earlier application of all of the provisions of SFAS 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133" ("SFAS 137"). SFAS 137 defers the effective date of SFAS 133 until June 2000. The adoption of SFAS 133 is not expected to have a material impact on the Company's financial position, results of operations or financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT THE MARKET RISK OF FINANCIAL INSTRUMENTS

     The Company's Consolidated Balance Sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. See "Business -- Investment Policies and Investment Portfolio" and Notes C and G of Notes to Consolidated Financial Statements. The following sections address the significant market risks associated with the Company's financial activities as of year end 1999.

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

     Caution should be used in evaluating the Company's overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because the Company's reserve for claim losses (representing 40.7% of total liabilities) is not included in the hypothetical effects.

     The hypothetical effects of changes in market rates or prices on the fair values of financial instruments would have been as follows as of December 31, 1999:

          a. An approximate $12.5 million net increase (decrease) in the fair value of fixed maturity securities would have occurred if interest rates had (decreased) increased by 100 basis points. The change in fair values was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

          b. An approximate $7.9 million net increase (decrease) in the fair value of equity securities would have occurred if there was a 20% price increase (decrease) in market prices.

          c. It is not anticipated that there would be a significant change in the fair value of other long-term investments or short-term investments if there was a change in market conditions, based on the nature and duration of the financial instruments involved.

          d. Interest expense on outstanding debt would have increased (decreased) approximately $1.9 million, if interest rates increased (decreased) 100 basis points.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL INFORMATION

                                                               PAGE
                                                              NUMBER
                                                              ------
Independent Auditors' Report................................    30
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    31
Consolidated Statements of Earnings for the years ended
  December 31, 1999, 1998 and 1997..........................    32
Consolidated Statements of Comprehensive Earnings for the
  years ended December 31, 1999, 1998 and 1997..............    33
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............    34
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................    35
Notes to Consolidated Financial Statements..................    36

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

     We have audited the accompanying Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1999. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity National Financial, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          KPMG LLP

Los Angeles, California
February 16, 2000, except as to Note Q
to the Consolidated Financial Statements, which is as of March 20, 2000

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1999         1998
                                                              ----------    --------
Investments:
  Fixed maturities available for sale, at fair value........  $  347,051    $330,068
  Equity securities, at fair value..........................      38,881      50,191
  Other long-term investments...............................      43,253      40,278
  Short-term investments, at cost, which approximates fair
     value..................................................      74,232      94,122
  Investments in real estate and partnerships, net..........       3,499       4,673
                                                              ----------    --------
          Total investments.................................     506,916     519,332
Cash and cash equivalents...................................      38,569      42,492
Leases and residual interests in securitizations............     142,141      93,507
Trade receivables (less allowance of $5,397 in 1999 and
  $6,733 in 1998)...........................................      60,784      75,940
Notes receivable, net (including $10,957 in 1999 and $1,798
  in 1998 with affiliated parties)..........................      18,304      10,761
Prepaid expenses and other assets...........................     115,513     111,471
Title plants................................................      59,914      58,932
Property and equipment, net.................................      55,453      46,070
Deferred tax asset..........................................      31,579      10,965
                                                              ----------    --------
                                                              $1,029,173    $969,470
                                                              ==========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities..................  $  122,570    $123,357
  Notes payable.............................................     226,359     214,624
  Reserve for claim losses..................................     239,962     224,534
  Income taxes payable......................................       3,175       8,683
                                                              ----------    --------
                                                                 592,066     571,198
  Minority interests........................................       4,613       1,532
Stockholders' equity:
  Preferred stock, $.0001 par value; authorized, 3,000,000
     shares; issued and outstanding, none...................          --          --
  Common stock, $.0001 par value; authorized, 50,000,000
     shares in 1999 and 1998; issued 39,224,169 in 1999 and
     35,540,036 in 1998.....................................           4           3
  Additional paid-in capital................................     246,959     173,888
  Retained earnings.........................................     327,785     265,567
                                                              ----------    --------
                                                                 574,748     439,458
  Accumulated other comprehensive earnings (loss)...........      (5,975)     11,657
  Less treasury stock, 12,036,102 shares in 1999 and
     6,645,487 shares in 1998, at cost......................     136,279      54,375
                                                              ----------    --------
                                                                 432,494     396,740
  Commitments and contingencies.............................
  Subsequent events.........................................
                                                              ----------    --------
                                                              $1,029,173    $969,470
                                                              ==========    ========

                See Notes to Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             1999          1998         1997
                                                          ----------    ----------    --------
REVENUE:
  Title insurance premiums..............................  $  939,452    $  910,278    $616,074
  Escrow fees...........................................     123,734       130,299      86,033
  Other fees and revenue................................     260,623       208,301     125,146
  Interest and investment income, including realized
     gains (losses).....................................      28,395        39,587      35,806
                                                          ----------    ----------    --------
                                                           1,352,204     1,288,465     863,059
                                                          ----------    ----------    --------
EXPENSES:
  Personnel costs.......................................     407,078       394,284     273,221
  Other operating expenses..............................     335,284       257,080     189,226
  Agent commissions.....................................     423,675       385,649     261,182
  Provision for claim losses............................      52,713        59,294      41,558
  Interest expense......................................      15,626        17,024      12,269
                                                          ----------    ----------    --------
                                                           1,234,376     1,113,331     777,456
                                                          ----------    ----------    --------
  Earnings before income taxes and extraordinary item...     117,828       175,134      85,603
  Income tax expense....................................      46,975        69,442      36,595
                                                          ----------    ----------    --------
       Earnings before extraordinary item...............      70,853       105,692      49,008
  Extraordinary item -- loss on early retirement of
     debt, net of applicable income tax benefit of
     $1,180.............................................          --            --      (1,700)
                                                          ----------    ----------    --------
       Net earnings.....................................  $   70,853    $  105,692    $ 47,308
                                                          ==========    ==========    ========
  Basic net earnings....................................  $   70,853    $  105,692    $ 47,308
                                                          ==========    ==========    ========
  Basic earnings per share before extraordinary item....  $     2.38    $     3.79    $   2.10
  Extraordinary item -- loss on early retirement of
     debt, net of applicable income tax benefit, basic
     basis..............................................          --            --       (0.07)
                                                          ----------    ----------    --------
  Basic net earnings per share..........................  $     2.38    $     3.79    $   2.03
                                                          ==========    ==========    ========
  Weighted average shares outstanding, basic basis......      29,811        27,921      23,355
                                                          ==========    ==========    ========
  Diluted net earnings..................................  $   71,116    $  108,155    $ 50,450
                                                          ==========    ==========    ========
  Diluted net earnings per share before extraordinary
     item...............................................  $     2.27    $     3.23    $   1.76
  Extraordinary item -- loss on early retirement of
     debt, net of applicable income tax benefit, diluted
     basis..............................................          --            --       (0.06)
                                                          ----------    ----------    --------
  Diluted net earnings per share........................  $     2.27    $     3.23    $   1.70
                                                          ==========    ==========    ========
  Weighted average shares outstanding, diluted basis....      31,336        33,474      29,599
                                                          ==========    ==========    ========

                See Notes to Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
Net earnings................................................  $ 70,853    $105,692    $47,308
                                                              --------    --------    -------
Other comprehensive earnings (loss):
  Unrealized gains (losses) on investments, net(1)..........   (17,678)     (1,608)    20,333
  Reclassification adjustments for (gains) losses included
     in net earnings(2).....................................        46     (10,366)    (9,632)
                                                              --------    --------    -------
Other comprehensive earnings (loss).........................   (17,632)    (11,974)    10,701
                                                              --------    --------    -------
Comprehensive earnings......................................  $ 53,221    $ 93,718    $58,009
                                                              ========    ========    =======

---------------
(1) Net of income tax expense (benefit) of ($11,255), ($1,059) and $15,214 for 1999, 1998 and 1997, respectively.

(2) Net of income tax expense (benefit) of ($30), $6,824 and $7,207 for 1999, 1998 and 1997, respectively.

                See Notes to Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                               ACCUMULATED
                                                    COMMON STOCK     ADDITIONAL                   OTHER          TREASURY STOCK
                                                   ---------------    PAID-IN     RETAINED    COMPREHENSIVE    ------------------
                                                   SHARES   AMOUNT    CAPITAL     EARNINGS   EARNINGS (LOSS)   SHARES    AMOUNT
                                                   ------   ------   ----------   --------   ---------------   ------   ---------
Balance, December 31, 1996.......................  28,516     $3      $ 78,995    $125,092      $ 12,930        6,645   $ (54,375)
  Exercise of stock options......................     161     --         1,424          --            --           --          --
  Common stock awards............................       6     --           109          --            --           --          --
  Other comprehensive earnings -- unrealized gain
    on investments and other financial
    instruments..................................      --     --            --          --        10,701           --          --
  Acquisitions...................................   1,386     --        12,450          --            --           --          --
  Retirement and conversion of LYONs.............   1,455     --        27,351          --            --           --          --
  Nations Title Inc. purchase adjustments........     (29)    --          (749)         --            --           --          --
  Issuance of common stock pursuant to FNF
    Capital, Inc. secondary offering net of
    offering costs...............................   1,867     --        17,989          --            --           --          --
  Cash dividends.................................      --     --            --      (5,178)           --           --          --
  Net earnings...................................      --     --            --      47,308            --           --          --
                                                   ------     --      --------    --------      --------       ------   ---------
Balance, December 31, 1997.......................  33,362      3       137,569     167,222        23,631        6,645     (54,375)
                                                   ------     --      --------    --------      --------       ------   ---------
  Exercise of stock options......................   1,583     --        22,868          --            --           --          --
  Other comprehensive loss -- unrealized loss on
    investments and other financial
    instruments..................................      --     --            --          --       (11,974)          --          --
  Acquisitions...................................     133     --         4,250          --            --           --          --
  Conversion of LYONs............................     462     --         9,201          --            --           --          --
  Cash dividends.................................      --     --            --      (7,347)           --           --          --
  Net earnings...................................      --     --            --     105,692            --           --          --
                                                   ------     --      --------    --------      --------       ------   ---------
Balance, December 31, 1998.......................  35,540      3       173,888     265,567        11,657        6,645     (54,375)
                                                   ------     --      --------    --------      --------       ------   ---------
  Purchase of treasury stock.....................      --     --            --          --            --        5,391     (81,904)
  Exercise of stock options......................     211     --         2,488          --            --           --          --
  Other comprehensive loss -- unrealized loss on
    investments and other financial
    instruments..................................      --     --            --          --       (17,632)          --          --
  Acquisitions...................................      --     --           297          --            --           --          --
  Redemption and conversion of LYONs.............   3,473      1        70,286          --            --           --          --
  Cash dividends.................................      --     --            --      (8,635)           --           --          --
  Net earnings...................................      --     --            --      70,853            --           --          --
                                                   ------     --      --------    --------      --------       ------   ---------
Balance, December 31, 1999.......................  39,224     $4      $246,959    $327,785      $ (5,975)      12,036   $(136,279)
                                                   ======     ==      ========    ========      ========       ======   =========

                See Notes to Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1999         1998        1997
                                                              ---------    --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $  70,853    $105,692    $  47,308
  Adjustment to reconcile net earnings to net cash provided
    by operating activities:
    Extraordinary item: loss on early retirement of LYONs...         --          --        2,880
    Depreciation and amortization...........................     29,968      21,373       18,175
    Net increase in reserve for claim losses................     19,738      22,860        5,023
    Amortization of LYONs original issue discount and other
      debt issuance costs...................................        602       4,432        5,939
    Provision for losses (recovery) on real estate and notes
      receivable............................................       (154)        582        2,714
    Equity in earnings of unconsolidated partnerships and
      affiliates............................................     (2,593)     (4,361)        (488)
    (Gain) loss on sales of investments.....................      2,093     (19,679)     (10,801)
    (Gain) loss on sales of real estate and other assets....     (2,017)      2,489       (6,038)
  Changes in assets and liabilities, net of effects from
    acquisitions:
    Net increase in leases and residual interests in
      securitizations.......................................    (48,634)    (39,725)     (22,540)
    Net (increase) decrease in trade receivables............     15,153     (22,486)       2,177
    Net increase in prepaid expenses and other assets.......    (15,604)    (17,703)     (17,601)
    Net increase (decrease) in accounts payable and accrued
      liabilities...........................................     (3,238)     39,568       12,336
    Net increase (decrease) in income taxes.................    (16,303)    (21,280)      19,820
                                                              ---------    --------    ---------
         Net cash provided by operating activities..........     49,864      71,762       58,904
                                                              ---------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of investment
    securities available for sale...........................    377,189     179,668      263,179
  Proceeds from sales of title plant........................      1,100          --           --
  Proceeds from sales of other assets.......................      2,168       6,848       17,673
  Proceeds from sales of real estate........................      1,380          --        6,407
  Collections of notes receivable...........................      5,213       9,372       14,094
  Additions to title plants.................................     (2,092)     (1,480)      (1,792)
  Additions to property and equipment.......................    (29,313)    (22,393)     (23,174)
  Additions to notes receivable.............................    (12,768)    (11,717)      (3,868)
  Purchases of investment securities available for sale.....   (396,908)   (315,445)    (347,064)
  Investments in real estate and partnerships...............       (559)         --       (1,048)
  Sale of subsidiary, net of cash...........................      2,469          --        5,939
  Acquisition of businesses, net of cash acquired...........         --      (1,036)     (10,866)
                                                              ---------    --------    ---------
         Net cash used in investing activities..............    (52,121)   (156,183)     (80,520)
                                                              ---------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings................................................    108,878      84,287       21,570
  Principal payments........................................    (22,936)    (28,877)     (25,241)
  Dividends paid............................................     (8,192)     (6,340)      (4,703)
  Stock offering proceeds, net..............................         --          --       17,990
  Exercise of stock options.................................      2,488      22,868        1,424
  Purchases of treasury stock...............................    (81,904)         --           --
                                                              ---------    --------    ---------
         Net cash provided by (used in) financing
           activities.......................................     (1,666)     71,938       11,040
                                                              ---------    --------    ---------
  Net decrease in cash and cash equivalents.................     (3,923)    (12,483)     (10,576)
  Cash and cash equivalents at beginning of year............     42,492      54,975       65,551
                                                              ---------    --------    ---------
  Cash and cash equivalents at end of year..................  $  38,569    $ 42,492    $  54,975
                                                              =========    ========    =========

                See Notes to Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following describes the significant accounting policies of Fidelity National Financial, Inc. and its subsidiaries (collectively, the "Company") which have been followed in preparing the accompanying Consolidated Financial Statements.

  Description of Business

     Fidelity National Financial, Inc., through its principal subsidiaries (collectively, the "Company"), is one of the largest national underwriters engaged in the business of issuing title insurance policies and providing diversified real estate related services such as escrow, collection and trust activities, real estate information and technology services, trustee sale guarantees, credit reporting, attorney services, flood certification, tax monitoring, home warranty insurance, reconveyances, recordings, foreclosure publishing and posting services and exchange intermediary services in connection with real estate transactions. The Company does business in 49 states, the District of Columbia, Mexico, Puerto Rico and the U.S. Virgin Islands.

     The Company's principal title and real estate related services subsidiaries consist of Fidelity National Title Insurance Company ("Fidelity Title"), Fidelity National Title Insurance Company of New York ("Fidelity New York"), Alamo Title Insurance ("Alamo Title") (collectively, the "Insurance Subsidiaries"); its wholly-owned underwritten title companies (collectively, the "UTCs"); and its network of wholly-owned title related ancillary service companies known as Fidelity National Lender Express Network ("FLEXNet").

     The Company's majority-owned information technology and telecommunication services subsidiary, Micro General Corporation (OTCBB:MGEN, "Micro General"), offers a complete range of information technology, telecommunication and eCommerce services.

     The Company also originates, funds, purchases, sells, securitizes and services equipment leases for a broad range of businesses through its wholly-owned subsidiary FNF Capital, Inc. (formerly known as Granite Financial, Inc.).

  Principles of Consolidation and Basis of Presentation

     The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. The Company's investments in non-majority-owned partnerships and affiliates are accounted for on the equity method.

  Poolings-of-Interests

     On February 26, 1998, the Company, in exchange for approximately 5.0 million shares of Company common stock plus cash in lieu of fractional shares, acquired the common stock of FNF Capital, Inc. and subsidiaries ("FNF Capital"). Fidelity National Financial, Inc. common stock, as reported by the New York Stock Exchange, closed at $26.08 on February 26, 1998. The transaction has been accounted for as a pooling-of-interests. Accordingly, the Consolidated Balance Sheet as of December 31, 1997 and the related Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows for each of the years in the two-year period ended December 31, 1997 and the related Notes to Consolidated Financial Statements, have been restated to reflect the inclusion of FNF Capital.

     The Company acquired the common stock of Alamo Title Holding Company and subsidiaries ("Alamo") on August 20, 1998, in exchange for approximately 2.2 million shares of Company common stock plus cash in lieu of fractional shares. Fidelity National Financial, Inc. common stock, as reported by the New

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

York Stock Exchange, closed at $33.13 on August 20, 1998. The transaction has been accounted for as a pooling-of-interests.

     There have been no adjustments to the total net assets or stockholders' equity of the combining companies as a result of the poolings-of-interests. Certain reclassifications have been made to conform the financial statements of the combining companies to the Consolidated Financial Statements of the Company.

     FNF Capital previously reported its results of operations based on a fiscal year ended June 30. FNF Capital's fiscal year has been converted to a calendar year in order to conform to that of the Company.

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

     Other long-term investments, which consist of a limited partnership investment in an investment fund, as well as certain other debt instruments and equity investments, are carried at cost or on the equity method, as appropriate.

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

     Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Unrealized gains or losses on fixed maturity and equity securities which are classified as available for sale, net of applicable deferred income taxes (benefits), are excluded from earnings and credited or charged directly to a separate component of stockholders' equity. If any unrealized losses on fixed maturity or equity securities are deemed other than temporary, such unrealized losses are recognized as realized losses.

  Leases and Residual Interests in Securitizations

     Leases and residual interests in securitizations includes direct financing leases, direct financing leases assigned to lender and residual interests in securitizations.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

     Direct Financing Leases

     The Company's leases are accounted for as direct financing leases. Under this method, the amount by which gross lease rentals exceed the cost of the related assets, less the estimated recoverable residual value at the expiration of the lease, is recognized as income from direct financing leases over the life of the lease using the interest method. Interest is accrued only if deemed collectible. Direct financing leases which the Company has both the intent and ability to hold to maturity are classified as held to maturity. Direct financing leases originated principally for the purpose of selling in the near term are classified as available for sale and are stated at the lower of amortized cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on an aggregate basis.

     Direct Financing Leases Assigned to Lender

     Direct financing leases securitized through the issuance of a debt security prior to the effective date of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") are accounted for as collateralized borrowings. The leases collateralizing the debt are recorded as direct financing leases assigned to lenders. The related debt is recorded as notes payable.

     Allowance for Credit Losses on Leases

     The Company establishes an allowance for credit losses to provide for expected losses in the Company's existing portfolio of leases. The allowance for credit losses is based on the Company's historical and expected loss experience, industry knowledge and other economic factors. The ultimate obligation for defaults and delinquencies related to leases transferred on a recourse basis is measured and recorded at the time of transfer.

     Leases are collateralized by equipment. In addition, lessees generally are required to personally guarantee lease payments. The Company's risk of loss is partially mitigated by recovering collateral and enforcing guarantees. However, the resale value of leased equipment generally declines at a rate greater than the principal of the lease. As a result, full recovery on defaulted leases and notes receivable is not usually possible.

     Lease Securitization and Residual Interests in Securitizations

     A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets are measured by allocating the previous carrying value between the assets sold and the interest retained, if any, based on their relative fair values at the date of transfer.

     Residual interests in securitizations ("Residuals") of lease receivables in a trust are recorded as a result of the sale of lease receivables through securitization. The securitizations are generally structured as follows: first, the Company sells a portfolio of lease receivables to a special purpose entity ("SPE") which has been established for the limited purpose of buying and reselling the Company's lease receivables; next, the SPE transfers the same lease receivables to a trust ("Trust"), and the Trust in turn issues interest bearing asset-backed securities ("Bonds and Certificates"), generally in an amount equal to the aggregate initial principal balance of the lease receivables multiplied by an advance rate. The Company typically sells these lease receivables at face value and with limited recourse relating to defaulted loans, prepayments, and certain representations and warranties provided by the Company to the Trust in the form of Bonds and Certificates.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

One or more investors purchase these Bonds and Certificates and the proceeds from the sale of the Bonds and Certificates are used as consideration to purchase the lease receivables from the Company.

     At the closing of each securitization that is accounted for as a sale, the Company removes from its Consolidated Balance Sheet the lease receivables held for sale and adds to its consolidated balance sheet (i) the cash received and
(ii) the allocated cost of the Residuals which consists of (a) cash collateral account ("Cash Collateral Account") and (b) net excess cash flows. The excess of the cash received by the Company over the allocated cost of the lease receivables sold less transaction costs, equals the net gain on sale recorded by the Company.

     The Company allocates its basis in the lease receivables between the portion of the lease receivables sold and the portion retained based on the relative fair values of those portions on the date of the sale.

     Residuals are recorded at estimated fair value and accounted for as available for sale securities. Changes in the fair value of the Residuals are recorded as unrealized gains or losses, net of applicable deferred income taxes (benefits), and are excluded from earnings and credited or charged directly to a separate component of stockholders' equity. Included in accumulated other comprehensive earnings (loss) at December 31, 1999 and 1998 are net unrealized gains (losses) of ($914,000) and $0, respectively, related to Residuals. The Company is not aware of an active market for the purchase or sale of Residuals at this time. Accordingly, the Company estimates the fair value of the Residuals by calculating the present value of the estimated expected future excess cash flows received by the Company after being released by the Trust (cash out method) using a discount rate of approximately 12%, which management believes is commensurate with the risks involved.

     The Company is entitled to the cash flows from the Residuals that represent collections on the lease receivables in excess of the amounts required to pay the Bond and Certificate principal and interest, the base servicing fees and certain other fees such as trustee and custodial fees. At the end of each collection period, the aggregate cash collections from the lease receivables are allocated first to the servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Bond and Certificate holders for interest at the pass-through rate on the Bonds and Certificates plus principal, as defined in the Trust and Security Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Cash Collateral Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Cash Collateral Account, the excess is released to the Company. If the Cash Collateral Account balance is not at the required credit enhancement level, the excess cash collected is used to build the Cash Collateral Account until the credit enhancement level is achieved. The specified credit enhancement levels are defined in the applicable Trust and Security Agreements, which are expressed generally as a percentage of either the original or current collateral principal balance.

     The implicit interest rate on the lease receivables is relatively high in comparison to the pass-through rate on the Bonds and Certificates. In determining the value of the Residuals described above, the Company estimates the future rates of prepayments, delinquencies, defaults and default loss severity as they impact the amount and timing of the estimated cash flows. The Company uses a zero prepayment estimate because the lease contracts generally require the lessee to pay all or a majority of the lease payments due under the remaining lease term. The Company's loss estimate is 2.5% to 4.5% of the lease net investment value, which is based on historical loss data for comparable leases and the specific characteristics of the leases originated by the Company. The Company's default estimates resulted in a weighted average life of the pool of leases of between approximately 1.5 and 2.0 years.

     In future periods, the Company may increase the carrying value of the Residuals if the actual performance of the lease receivables results in an estimated fair value higher than the original estimate. If the

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

actual performance of the lease receivables results in an estimated fair value that is lower than the original estimate, a decrease in the carrying value of the Residuals may be required.

     The Bond and Certificate holders and the securitization trusts have no recourse to the Company's other assets for failure of lessees to pay when due, and the assets of the securitization trusts are not available to the general creditors of the Company. The Company's Residuals are subordinate to the Bond and Certificate holders until the Bond and Certificate holders are fully paid.

     Sales of Leases

     Gains or losses resulting from the sales of leases are recognized in the accompanying Consolidated Statements of Earnings at the date of sale and are based upon the excess of the proceeds over the allocated cost of the leases sold. Nonrefundable fees and direct costs associated with the origination of leases are deferred and recognized when the leases are sold.

     Lease Acquisition Costs and Broker Commissions

     Lease acquisition costs consist of broker bonuses and commissions paid upon the origination of equipment lease contracts. The costs are included in direct finance leases and are amortized to expense over the life of the related lease using the interest method.

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

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

  Cost in Excess of Net Assets Acquired and Other Intangible Assets

     Intangible assets include cost in excess of net assets acquired, capitalized software costs, capitalized licensing costs and capitalized debt offering costs, and are amortized on a straight-line basis over three to forty years. Intangible assets at December 31, 1999 consist of cost in excess of net assets acquired of $64,781,000 less accumulated amortization of $13,423,000, capitalized licensing costs of $2,500,000 less accumulated amortization of $282,000, capitalized software of $18,257,000 less accumulated amortization of $9,950,000 and capitalized debt offering costs of $1,473,000 less accumulated amortization of $975,000. At December 31, 1998, intangible assets consist of cost in excess of net assets acquired of $60,830,000 less accumulated amortization of $6,916,000, capitalized licensing costs of $2,500,000 less accumulated amortization of $221,000, capitalized software of $13,515,000 less accumulated amortization of $7,085,000 and capitalized debt offering costs of $4,536,000 less accumulated amortization of $2,500,000.

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

     The reserve for claim losses also includes reserves for losses arising from the escrow, closing and disbursement functions due to fraud or operational error based on historical experience.

     If a loss is related to a policy issued by an independent agent, the Company may proceed against the independent agent pursuant to the terms of the agency agreement. In any event, the Company may proceed against third parties who are responsible for any loss under the title insurance policy under rights of subrogation.

     See Note I.

  Reinsurance

     In the ordinary course of business, the Company reinsures certain risks with other insurers for the purpose of limiting its maximum loss exposure and also assumes reinsurance for certain risks of other insurers for the purpose of earning additional revenue. The Company also cedes a portion of certain policy and other liabilities

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

under agent fidelity, excess of loss and case-by-case reinsurance agreements. Reinsurance agreements provide that in the event of a loss (including costs, attorneys' fees and expenses) exceeding the retained amounts, the reinsurer is liable for the excess amount assumed. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations. Reinsurance activity is not considered significant.

  Title Premiums, Escrow Fees and Other Fees and Revenue

     Title insurance premiums, escrow fees and certain other fees and revenue are recognized as revenue at the time of closing of the related transaction as the earnings process is considered complete.

     Tax monitoring service fees are recognized over the period the related services are provided. Tax service revenue is recognized ratably over the expected life of the tax monitoring service period ("service period") by recognizing revenue in an amount consistent with the amount of risk undertaken by the Company in providing the service. A portion of the tax monitoring service revenue is initially deferred, 50% in 1999, with the remaining revenue amortized on a straight-line basis over the expected life of the service period. The expected life of the tax monitoring service period is estimated based on historical data, characteristics of the client portfolio and external factors such as the overall economy, interest rate environment, and conditions in the real estate market. The expected life of the service period used in 1999 is one year. Fluctuations or volatility in any of these factors may impact the expected life of the service period and require the Company to adjust the amount and timing of tax monitoring service revenue recognized.

     Other fees and revenue includes revenue derived from the operations of Micro General and FNF Capital, as well as non-title related revenue from other subsidiaries and other title related revenue not included in title insurance premiums or escrow fees.

  Share and Per Share Restatement

     The Company declared a 10% stock dividend on December 17, 1997 to stockholders of record on December 29, 1997, distributed January 14, 1998. On December 13, 1998, the Company declared a 10% stock dividend to stockholders of record on December 28, 1998, distributed January 12, 1999. The par value of the additional shares of common stock issued in connection with the stock dividends was credited to common stock and a like amount charged to retained earnings as of December 31, 1998 and 1997, respectively. Fractional shares were paid in cash.

     All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, in the Consolidated Financial Statements and Notes thereto have been retroactively adjusted to reflect all stock dividends and splits. Additionally, all data impacted has been restated for acquisitions accounted for as poolings-of-interests.

  Earnings Per Share

     Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings available to common stockholders plus the impact of assumed conversions of dilutive potential securities. The Company has granted certain options and warrants which have been treated as common share equivalents for purposes of calculating diluted earnings per share. The Liquid Yield Option Notes ("LYONs") are considered other dilutive securities for purposes of calculating diluted earnings per share to the extent that they are not antidilutive.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

     The following table presents the calculation of basic and diluted earnings per share for each of the years in the three-year period ended December 31, 1999:

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          1999          1998           1997
                                                       ----------    -----------    ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic earnings per share calculation:
  Earnings before extraordinary loss.................   $70,853       $105,692       $49,008
  Extraordinary loss, net of applicable income tax
     benefit of $1,180...............................        --             --        (1,700)
                                                        -------       --------       -------
  Net earnings.......................................   $70,853       $105,692       $47,308
                                                        =======       ========       =======
Weighted average shares outstanding, basic basis.....    29,811         27,921        23,355
                                                        =======       ========       =======
Basic earnings per share:
  Earnings before extraordinary loss.................   $  2.38       $   3.79       $  2.10
  Extraordinary loss.................................        --             --          (.07)
                                                        -------       --------       -------
  Net earnings.......................................   $  2.38       $   3.79       $  2.03
                                                        =======       ========       =======
Diluted earnings per share calculation:
  Earnings before extraordinary loss.................   $70,853       $105,692       $49,008
  Plus: Impact of assumed conversion of LYONs........       263          2,463         3,142
                                                        -------       --------       -------
  Earnings before extraordinary loss plus assumed
     conversion......................................    71,116        108,155        52,150
  Extraordinary loss, net of applicable income tax
     benefit of $1,180...............................        --             --        (1,700)
                                                        -------       --------       -------
  Net earnings plus assumed conversions..............   $71,116       $108,155       $50,450
                                                        =======       ========       =======
Weighted average shares outstanding, basic basis.....    29,811         27,921        23,355
  Plus: Incremental shares from assumed conversions
     LYONs...........................................       353          3,694         5,008
     Options.........................................     1,172          1,859         1,236
                                                        -------       --------       -------
Weighted average shares outstanding, diluted basis...    31,336         33,474        29,599
                                                        =======       ========       =======
Diluted earnings per share:
  Earnings before extraordinary loss plus assumed
     conversions.....................................   $  2.27       $   3.23       $  1.76
  Extraordinary loss.................................        --             --         (0.06)
                                                        -------       --------       -------
  Net earnings.......................................   $  2.27       $   3.23       $  1.70
                                                        =======       ========       =======

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

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

  Certain Reclassifications

     Certain reclassifications have been made in the 1998 and 1997 Consolidated Financial Statements to conform to the classifications used in 1999.

B. ACQUISITIONS

     The Company completed the merger of its wholly-owned subsidiary ACS Systems, Inc. ("ACS") with and into Micro General Corporation for 4.6 million shares of Micro General common stock, valued at $1,297,000, on May 14, 1998. Micro General provides small to medium size businesses within the real estate industry with software, systems integration and communication services including telecommunications hardware, long distance reselling, computer hardware and system software reselling, consulting services, technical services, Internet services, electronic commerce and title and escrow software applications. Micro General will continue to provide the above listed services to the Company at preferred customer rates. The Company currently owns 69.3% of Micro General Corporation. This transaction has been accounted for as a reverse merger of Micro General into ACS, with Micro General as the surviving legal entity.

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the Micro General acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value......................  $   305
Cost in excess of net assets acquired.......................    5,709
Liabilities assumed at fair value...........................   (4,717)
                                                              -------
          Total purchase price..............................  $ 1,297
                                                              =======

     Prior to 1999, Micro General's financial position and results of operations were insignificant.

C. INVESTMENTS

     The carrying amounts and fair values of the Company's fixed maturity securities at December 31, 1999 and 1998 are as follows:

                                                                   DECEMBER 31, 1999
                                              -----------------------------------------------------------
                                                                       GROSS        GROSS
                                              CARRYING   AMORTIZED   UNREALIZED   UNREALIZED
                                               VALUE       COST        GAINS        LOSSES     FAIR VALUE
                                              --------   ---------   ----------   ----------   ----------
                                                                (DOLLARS IN THOUSANDS)
Fixed maturity investments (available for
  sale):
  U.S. government and agencies..............  $ 46,063   $ 48,049       $  4       $(1,990)     $ 46,063
  States and political subdivisions.........   203,571    205,929        462        (2,820)      203,571
  Corporate securities......................    93,486     95,781        124        (2,419)       93,486
  Foreign government bonds..................        75         75         --            --            75
  Mortgage-backed securities................     3,856      3,991         39          (174)        3,856
                                              --------   --------       ----       -------      --------
                                              $347,051   $353,825       $629       $(7,403)     $347,051
                                              ========   ========       ====       =======      ========

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

                                                                   DECEMBER 31, 1998
                                              -----------------------------------------------------------
                                                                       GROSS        GROSS
                                              CARRYING   AMORTIZED   UNREALIZED   UNREALIZED
                                               VALUE       COST        GAINS        LOSSES     FAIR VALUE
                                              --------   ---------   ----------   ----------   ----------
                                                                (DOLLARS IN THOUSANDS)
Fixed maturity investments (available for
  sale):
  U.S. government and agencies..............  $ 50,699   $ 49,949      $  932       $(182)      $ 50,699
  States and political subdivisions.........   188,703    183,299       5,405          (1)       188,703
  Corporate securities......................    86,027     85,179       1,491        (643)        86,027
  Foreign government bonds..................        75         75          --          --             75
  Mortgage-backed securities................     4,564      4,449         115          --          4,564
                                              --------   --------      ------       -----       --------
                                              $330,068   $322,951      $7,943       $(826)      $330,068
                                              ========   ========      ======       =====       ========

     The change in unrealized gains (losses) on fixed maturities for the years ended December 31, 1999, 1998, and 1997 was ($13,891,000), $3,170,000, and
$5,263,000, respectively.

     Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

     The following table presents certain information regarding the Company's fixed maturity securities at December 31, 1999:

                                                           DECEMBER 31, 1999
                                             ---------------------------------------------
                                             AMORTIZED       %          FAIR         %
                 MATURITY                      COST       OF TOTAL     VALUE      OF TOTAL
                 --------                    ---------    --------    --------    --------
                                                        (DOLLARS IN THOUSANDS)
One year or less...........................  $ 10,641        3.0%     $ 10,609       3.0%
After one year through five years..........   184,042       52.0       181,375      52.3
After five years through ten years.........   135,383       38.3       131,563      37.9
After ten years............................    23,759        6.7        23,504       6.8
                                             --------      -----      --------     -----
                                             $353,825      100.0%     $347,051     100.0%
                                             ========      =====      ========     =====
  Subject to call..........................  $ 51,690       14.6%     $ 51,280      14.8%

     Fixed maturity securities valued at approximately $16,320,000 and $18,041,000 were on deposit with various governmental authorities at December 31, 1999 and 1998, respectively, as required by law.

     Equity securities at December 31, 1999 and 1998 consist of investments in various industry groups as follows:

                                                            DECEMBER 31,
                                              ----------------------------------------
                                                     1999                  1998
                                              ------------------    ------------------
                                                          FAIR                  FAIR
                                               COST       VALUE      COST       VALUE
                                              -------    -------    -------    -------
                                                       (DOLLARS IN THOUSANDS)
Banks, trust and insurance companies........  $ 1,559    $ 1,628    $ 1,874    $ 1,949
Industrial, miscellaneous and all other.....   38,180     37,253     35,878     48,242
                                              -------    -------    -------    -------
                                              $39,739    $38,881    $37,752    $50,191
                                              =======    =======    =======    =======

     The carrying value of the Company's investment in equity securities is fair value. As of December 31, 1999, gross unrealized gains and gross unrealized losses on equity securities were $8,381,000 and $9,239,000, respectively. Gross unrealized gains and gross unrealized losses on equity securities were $22,464,000 and $10,025,000, respectively, as of December 31, 1998.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

     The change in unrealized gains and losses on equity securities for the years ended December 31, 1999, 1998 and 1997 was ($13,297,000), ($23,443,000),
and $12,756,000, respectively.

     Included in equity securities is an investment in a certain equity security, CKE Restaurants, Inc., with a cost basis of $2,341,000 and a fair value of $3,685,000 at December 31, 1999 and a cost basis of $2,341,000 and a fair value of $18,462,000 at December 31, 1998.

     Interest and investment income, including realized gains (losses), consists of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Cash and cash equivalents.............................  $ 1,681    $ 2,798    $ 1,370
Fixed maturity securities.............................   15,692     13,014     11,256
Equity securities.....................................    2,241     22,867     12,062
Short-term investments................................    3,219      1,483      1,891
Notes receivable......................................    3,569      1,913      2,486
Other.................................................    1,993     (2,488)     6,741
                                                        -------    -------    -------
                                                        $28,395    $39,587    $35,806
                                                        =======    =======    =======

     Net realized gains (losses) included in interest and investment income amounted to ($76,000), $17,190,000 and $16,839,000 for the years ended December 31, 1999, 1998 and 1997, respectively. There were no individually significant net realized gains or losses in 1999. 1998 net realized gains include a gain of approximately $9,700,000 related to the conversion of the Company's investment in Data Tree Corporation common stock to common stock of First American Financial Corporation. Included in net realized gains for the year ended December 31, 1997, are net realized gains from the sales of investments of approximately $10,400,000, a net realized gain from the sale of the Company's former home office building of approximately $4,300,000, and net realized gains on the sale of 60% of American Title Company, a former wholly-owned underwritten title company subsidiary, and the sale of FNF Ventures, Inc., a small business investment company subsidiary of approximately $1,300,000 and $800,000, respectively. All amounts are before applicable income taxes.

     During the years ended December 31, 1999, 1998 and 1997, gross realized gains on sales of fixed maturity securities considered available for sale were $384,000, $700,000 and $798,000, respectively; and gross realized losses were $277,000, $268,000 and $468,000, respectively. Gross proceeds from the sale of fixed maturity securities considered available for sale amounted to $328,384,000, $71,114,000 and $143,085,000, during the years ended December 31,
1999, 1998 and 1997, respectively.

     During the years ended December 31, 1999, 1998 and 1997, gross realized gains on sales of equity securities considered available for sale were $6,281,000, $32,603,000 and $12,986,000, respectively; and gross realized losses were $7,207,000, $10,990,000 and $2,515,000, respectively. Gross proceeds from the sale of equity securities amounted to $48,805,000, $108,554,000 and $120,094,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

D. LEASES AND RESIDUAL INTERESTS IN SECURITIZATIONS

  Direct Financing Leases

     Direct financing leases at December 31, 1999 and 1998 consist of the following:

                                                          DECEMBER 31, 1999
                                                 ------------------------------------
                                                                     DIRECT FINANCING
                                                 DIRECT FINANCING    LEASES ASSIGNED
                                                      LEASES            TO LENDER
                                                 ----------------    ----------------
                                                        (DOLLARS IN THOUSANDS)
Minimum lease payments receivable..............      $123,733             $2,527
Estimated residual values of leased property...         5,179                395
Lease acquisition costs and broker
  commissions..................................         3,221                 11
Unearned income................................       (25,876)              (232)
Allowance for credit losses....................       (13,841)              (120)
Security deposits..............................          (321)               (42)
                                                     --------             ------
                                                     $ 92,095             $2,539
                                                     ========             ======

                                                          DECEMBER 31, 1998
                                                 ------------------------------------
                                                                     DIRECT FINANCING
                                                 DIRECT FINANCING    LEASES ASSIGNED
                                                      LEASES            TO LENDER
                                                 ----------------    ----------------
                                                        (DOLLARS IN THOUSANDS)
Minimum lease payments receivable..............      $ 57,501             $6,398
Estimated residual values of leased property...         5,424                518
Lease acquisition costs and broker
  commissions..................................         3,046                 45
Unearned income................................       (16,300)              (818)
Allowance for credit losses....................       (10,221)              (261)
Security deposits..............................          (393)               (64)
                                                     --------             ------
                                                     $ 39,057             $5,818
                                                     ========             ======

     Scheduled collections of minimum lease payments receivable are as follows:

                                                                     DIRECT FINANCING
                                                 DIRECT FINANCING    LEASES ASSIGNED
                                                      LEASES            TO LENDER
                                                 ----------------    ----------------
                                                        (DOLLARS IN THOUSANDS)
2000...........................................      $ 34,428             $2,123
2001...........................................        32,345                299
2002...........................................        27,954                 93
2003...........................................        18,381                 11
2004...........................................        10,625                  1
Thereafter.....................................            --                 --
                                                     --------             ------
                                                     $123,733             $2,527
                                                     ========             ======

     At December 31, 1999, the weighted average implicit rate of interest is approximately 11.35%.

     The carrying value of the direct financing leases at December 31, 1999 and 1998 approximates fair value because of the short-term period that these leases are held before sale or securitization or, in certain cases, because the interest rate approximates current market rates. The fair value of the direct financing leases

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

assigned to lender at December 31, 1999 and 1998 approximated the carrying value because the interest rate on the related Class A Lease-Backed Term Notes approximates current market rates.

  Lease Securitization and Residual Interests in Securitizations

     The Company has completed seven securitization facilities that provide for aggregate funding limits of approximately $546,000,000 and $354,000,000 as of December 31, 1999 and 1998, respectively. Three of the securitization facilities, GF Funding IV, GF Funding V and GF Funding VII, are revolving facilities. GF Funding I and VI are accounted for as collateralized borrowings. See Note G.

     The following table presents certain information related to the Company's securitization facilities at December 31, 1999 and 1998:

                                                             DECEMBER 31,
                             ----------------------------------------------------------------------------
                                             1999                                    1998
                             ------------------------------------    ------------------------------------
                                                           NET                                     NET
                             AVAILABLE    OUTSTANDING    RESIDUAL    AVAILABLE    OUTSTANDING    RESIDUAL
                              CREDIT        BALANCE      INTEREST     CREDIT        BALANCE      INTEREST
                             ---------    -----------    --------    ---------    -----------    --------
                                                        (DOLLARS IN THOUSANDS)
GF Funding II..............    $ --        $ 22,359      $ 6,239      $    --      $ 40,839      $ 8,727
GF Funding III.............      --           9,150        2,060           --        16,520        3,037
GF Funding IV..............      --          97,033       22,330       37,741       108,060       19,849
GF Funding V...............      --          38,703        6,065           --        56,902        6,677
GF Funding VII.............      --              --           --           --            --           --
GF Funding VIII............     574          87,144       10,813           --            --           --
                               ----        --------      -------      -------      --------      -------
                               $574        $254,389      $47,507      $37,741      $222,321      $38,290
                               ====        ========      =======      =======      ========      =======

E. NOTES RECEIVABLE

     Notes receivable consist of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Mortgage notes, secured by various deeds of trust,
  installments due monthly including interest at rates
  ranging from 8.5% to 10.0%, due through 2016..............   $   975      $ 1,316
Promissory notes, secured by various assets and unsecured,
  installments due monthly including interest at rates
  ranging from 7.5% to 13.0%, due through 2008..............     8,126        9,711
Officer and employee secured and unsecured notes receivable
  at rates ranging from 7.0% to 10.0%, due through 2004.....     3,806        1,798
Loan Plan and Loan Program, unsecured notes receivable at
  5.0% due through 2004.....................................     7,151           --
                                                               -------      -------
                                                                20,058       12,825
Allowance for doubtful receivables..........................    (1,754)      (2,064)
                                                               -------      -------
                                                               $18,304      $10,761
                                                               =======      =======

     The allowance for doubtful receivables is primarily related to certain promissory notes at December 31, 1999 and 1998. Interest income is not recognized on the Company's non-performing notes receivable. There were no non-performing notes receivable at December 31, 1999.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

     On March 17, 1999, the Company's Board of Directors approved the adoption of the Fidelity National Financial, Inc. Employee Stock Purchase Loan Plan ("Loan Plan") and the Non-Employee Director Stock Purchase Loan Program ("Loan Program"). The purpose of the Loan Plan and Loan Program is to provide key employees and directors with further incentive to maximize stockholder value. The Company offered an aggregate of $8,650,000 in loans. Loan Plan and Loan Program funds must be used to make private or open market purchases of Company common stock through a broker-dealer designated by the Company. All loans are full recourse and unsecured, and will have a five-year term. Interest will accrue on the loans at a rate of 5% per annum due at maturity. Loans may be prepaid any time without penalty. As of December 31, 1999, loans had been made in the amount of $7.25 million to purchase 484,000 shares of Company common stock at an average purchase price of $15.41 per share. There have been no significant purchases since December 31, 1999.

     The carrying value and estimated fair values of the Company's notes receivable were as follows at December 31, 1999 and 1998:

                                                                     DECEMBER 31,
                                                      ------------------------------------------
                                                             1999                   1998
                                                      -------------------    -------------------
                                                      CARRYING     FAIR      CARRYING     FAIR
                                                       VALUE       VALUE      VALUE       VALUE
                                                      --------    -------    --------    -------
                                                                (DOLLARS IN THOUSANDS)
Mortgage notes......................................  $   920     $   920    $ 1,199     $ 1,199
Other promissory notes..............................    7,126       7,126      7,999       7,999
Affiliated notes....................................    3,107       3,107      1,563       1,563
Loan Plan and Loan Program..........................    7,151       7,151         --          --
                                                      -------     -------    -------     -------
                                                      $18,304     $18,304    $10,761     $10,761
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

F. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1999         1998
                                                        ----------    ---------
                                                        (DOLLARS IN THOUSANDS)
Land..................................................  $   1,724     $  1,724
Buildings.............................................      3,921        3,754
Leasehold improvements................................     18,141       14,596
Furniture, fixtures and equipment.....................    142,717      121,272
                                                        ---------     --------
                                                          166,503      141,346
Accumulated depreciation and amortization.............   (111,050)     (95,276)
                                                        ---------     --------
                                                        $  55,453     $ 46,070
                                                        =========     ========

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

G. NOTES PAYABLE

     Notes payable, excluding Lease-Backed notes payable, consist of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Bank revolving credit facility, as amended, secured by
  common stock of certain Insurance Subsidiaries and a
  certain UTC, interest due monthly at LIBOR plus 1.15%
  (6.97% at December 31, 1999), unused portion of $25,500
  and $53,698 at December 31, 1999 and 1998, due July 2001,
  repaid and terminated March 2000..........................  $124,500     $ 46,302
Bank revolving credit facility, as amended, unsecured,
  interest due monthly at LIBOR plus 1.15% (6.97% at
  December 31, 1999), no unused portion at December 31, 1999 and 1998, due September 2000, repaid and terminated March
  2000......................................................    25,000       25,000
Bank revolving line of credit, as amended, warehouse line,
  secured by security interest in certain leases and the
  underlying equipment, interest due monthly at LIBOR plus
  1.75% (7.57% at December 31, 1999), unused portion of
  $21,929 and $27,700 at December 31, 1999 and 1998, due
  June 2000.................................................    28,071        7,300
Equipment line of credit, secured by equipment, interest due monthly at LIBOR plus 1.40% (7.22% at December 31, 1999),
  unused portion of $8,638 and $143 at December 31, 1999 and
  1998, due July 2000.......................................     1,362        9,857
Bank line of credit, unsecured, interest due monthly at
  Bank's Reference Rate plus .75%, no unused portion at
  December 31, 1998, paid and terminated January 1999.......        --        3,000
Bank promissory note, secured by equipment, principal and
  interest due monthly at LIBOR plus 2.10%, due and repaid
  June 1999.................................................        --          718
Bank promissory note, secured by equipment, principal and
  interest due monthly at 30 day commercial paper rate plus
  2.44% (7.24% at December 31, 1999), due September 2000....     1,406        3,281
Bank promissory note, secured by equipment, principal and
  interest due monthly at LIBOR plus 1.84% (7.66% at
  December 31, 1999), due May 2001..........................     1,664        2,902
Bank promissory note, secured by equipment, principal and
  interest due monthly at LIBOR plus 2.10% (7.92% at
  December 31, 1999), due September 2001....................     2,924        4,337
Bank promissory note, secured by equipment, principal and
  interest due monthly at LIBOR plus 1.40% (7.22% at
  December 31, 1999), due July 2002.........................     6,324        8,903
Bank promissory note, secured by equipment, principal and
  interest due monthly at 6.95%, due February 2003..........     7,038           --
Bank promissory note, secured by equipment, principal and
  interest due monthly at LIBOR plus 1.42% (7.24% at
  December 31, 1999), due June 2003.........................     8,073           --
Bank promissory note, secured by equipment, principal and
  interest due monthly at 30 day commercial paper rate plus
  1.65% (6.45% at December 31, 1999), due June 2003.........     9,243           --
Note payable secured by certain leases and a security
  interest in underlying equipment, principal and interest
  due monthly at 9.80%, due and repaid January 2000.........        28          347
Note payable to bank, secured by all tangible and intangible property of a certain subsidiary, principal and interest
  due monthly at 8.72%, due and repaid May 1999.............        --          926
Promissory notes, unsecured, interest due quarterly at
  8.00%, principal due and repaid at various dates through
  July 1999.................................................        --        2,982

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Convertible notes, secured by assets of a majority-owned
  subsidiary, with interest at 9.5%, principal and interest
  due quarterly, due July 2001, converted December 1999.....        --        2,900
Liquid Yield Option Notes, zero coupon, convertible
  subordinated notes due 2009 with interest at 5.5%,
  converted or redeemed in February 1999....................        --       71,307
Other promissory notes with various interest rates and
  maturities................................................     2,784        2,626
                                                              --------     --------
                                                              $218,417     $192,688
                                                              ========     ========

     Principal maturities, excluding Lease-Backed notes payable, are as follows (dollars in thousands):

2000........................................................  $ 68,519
2001........................................................   135,818
2002........................................................     8,946
2003........................................................     4,706
2004........................................................       141
Thereafter..................................................       287
                                                              --------
                                                              $218,417
                                                              ========

     The carrying value and estimated fair values of the Company's notes payable, excluding Lease-Backed notes payable, were as follows at December 31, 1999 and 1998:

                                                                  DECEMBER 31,
                                                  --------------------------------------------
                                                          1999                    1998
                                                  --------------------    --------------------
                                                  CARRYING      FAIR      CARRYING      FAIR
                                                   VALUE       VALUE       VALUE       VALUE
                                                  --------    --------    --------    --------
                                                             (DOLLARS IN THOUSANDS)
Short-term borrowings...........................  $ 54,433    $ 54,433    $ 42,157    $ 42,157
Long-term borrowings, variable rate.............   156,946     156,946      71,143      71,143
Long-term borrowings, fixed rate................     7,038       7,038      79,388      97,443
                                                  --------    --------    --------    --------
                                                  $218,417    $218,417    $192,688    $210,743
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

     Also included in notes payable in the Consolidated Balance Sheets as of December 31, 1999 and 1998 is the Class A Lease-Backed Term Note due 2001. See Note D. The amount due related to the GFI Class A Lease-Backed Term Note was $2,112,000 and $5,930,000 at December 31, 1999 and 1998, respectively. The GFI Class A Lease-Backed Note bears interest at 6.33% and is due November 2001. The carrying value of the GFI Class A Lease-Backed term note approximates fair value at December 31, 1999 and 1998 due to the fact that the interest rate paid on the GFI Class A Lease-Backed Note approximates market rates.

     Notes payable in the Consolidated Balance Sheet as of December 31, 1999 and 1998 also includes the GFVI Class A Certificates in the amount of $3,013,000 and $7,878,000, respectively, and the Class B Certificates in the amount of $2,817,000 and $8,128,000, respectively. See Note D. The Class A and Class B Certificates bear interest at 6.20%, and are due in September 2005 and December 2005, respectively. The

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

carrying value of the Class A and Class B Certificates approximates fair value at December 31, 1999 and 1998 due to the fact that the interest rate paid on the Class A and Class B Certificates approximates market rates.

     The Company's Lease-Backed notes payable do not have contractually scheduled principal payments. The required principal payments vary based on lease collections, recovery of collateral and other factors.

     In February 1994, the Company issued zero coupon, convertible subordinated Liquid Yield Option Notes due February 2009 at an interest rate of 5.5% with a principal amount at maturity of $235,750,000. Net proceeds to the Company were approximately $101,000,000. The proceeds were used for investment and general corporate purposes. The amount of LYONs outstanding on December 31, 1998 was $124,113,000 of maturity value. On February 15, 1999, the Company redeemed, pursuant to the terms of the LYONs indenture, its outstanding Liquid Yield Option Notes due 2009 for $581.25 per $1,000 maturity value. Additionally, the LYONs holders had the right to convert the outstanding LYONs to 28.077 shares of Company common stock per $1,000 maturity value of LYONs at any time. As of February 15, 1999, $123,681,000 maturity value of LYONs had converted to 3,473,000 shares of common stock, adding approximately $70 million to equity while reducing outstanding notes payable by a like amount. The remaining $432,000 of maturity value was redeemed for cash of approximately $251,000. There are no LYONs outstanding as of December 31, 1999.

     On October 17, 1997, the Company in a private transaction, purchased $45 million aggregate principal amount at maturity of its outstanding Liquid Yield Option Notes due 2009 from Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") for an aggregate purchase price of $27.2 million (or $605 per $1,000 principal amount at maturity of LYONs). The purchase price was paid in the form of 1,394,381 shares, $26.4 million, of the Company's common stock (the "Exchange Shares"). The Company also paid Merrill Lynch the excess of a base price of $19.53 per Exchange Share over the actual sales price (less $0.05 per share in commissions) realized by Merrill Lynch for sales of up to 607,881 Exchange Shares. The Company also paid Merrill Lynch for each day, an amount in cash to be determined by multiplying the Net Carry Amount (number of Exchange Shares multiplied by $19.53) by the Applicable Rate (LIBOR plus 2.50%). The Company's payment obligations were subject to reduction for dividends on Exchange Shares received by Merrill Lynch during the period. The Company paid the foregoing amounts to Merrill Lynch in cash of approximately $790,000 on November 7, 1997. The purchase of the LYONs increased stockholders' equity by approximately $24.7 million while reducing outstanding debt by approximately $24.3 million. An extraordinary loss due to the early retirement of debt of approximately $1.7 million, net of applicable income taxes, related to this transaction has been recorded in the Consolidated Statement of Earnings for the year ended December 31, 1997.

     In connection with the Company's merger with Chicago Title Corporation ("Merger"), the Company has entered into an $800 million Syndicated Credit Agreement ("Credit Agreement"). See Note Q. The Credit Agreement provides for three distinct credit facilities: a $100 million, 18-month revolving credit facility, a $250 million 6-year revolving credit facility and a $450 million term loan facility with a 6-year amortization period. The Credit Agreement is unsecured at a variable interest rate based on the debt ratings assigned to the Company by independent agencies. The initial interest rate is LIBOR plus 1.50%. The Company believes that the terms of the Credit Agreement are favorable.

     The Company must comply with certain affirmative and negative covenants related to its Credit Agreement and other debt facilities, which require, among other things, that the Company maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. The Company is in compliance with all of its debt covenants.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

H. INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                        1999        1998       1997
                                                       -------    --------    -------
                                                           (DOLLARS IN THOUSANDS)
Current..............................................  $49,383    $ 82,267    $33,729
Deferred.............................................   (2,408)    (12,825)     1,686
                                                       -------    --------    -------
                                                       $46,975    $ 69,442    $35,415
                                                       =======    ========    =======

     Total income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 was allocated as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Income from continuing operations.....................  $46,975    $69,442    $36,595
Extraordinary loss....................................       --         --     (1,180)
                                                        -------    -------    -------
                                                        $46,975    $69,442    $35,415
                                                        =======    =======    =======

     The effective income tax rate differs from the statutory income tax rate as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Statutory income tax rate...................................  35.0%    35.0%    35.0%
Tax exempt interest income..................................  (2.9)    (1.6)    (1.7)
Non-deductible expenses.....................................   3.9      1.7      5.8
State taxes, net of Federal deduction.......................   2.8      3.6      3.1
Other.......................................................   1.1      1.0       .5
                                                              ----     ----     ----
                                                              39.9%    39.7%    42.7%
                                                              ====     ====     ====

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

     The deferred tax assets and liabilities at December 31, 1999 consist of the following:

                                                               DEFERRED     DEFERRED TAX
                                                              TAX ASSETS    LIABILITIES
                                                              ----------    ------------
                                                                (DOLLARS IN THOUSANDS)
Provision for claim losses in excess of statutory amounts...   $ 65,888       $    --
Employee benefit accruals...................................     11,314            --
Excess book over tax provision for bad debts................      3,560            --
Accrued liabilities.........................................      9,738            --
Deferred state income taxes.................................      2,450            --
Lease accounting............................................        116            --
Accelerated depreciation....................................        415            --
Investment securities.......................................      3,157            --
Other assets................................................        823            --
Statutory unearned premium reserve..........................         --        54,321
Investment in partnerships..................................         --           745
Investments in real estate..................................         --           152
Section 338 (h)(10) gain deferral...........................         --         1,246
Other acquisition accruals..................................         --         1,674
Other liabilities...........................................         --         8,251
Net operating loss available for carryovers.................      5,324            --
                                                               --------       -------
                                                                102,785        66,389
Less: valuation allowance...................................      4,817            --
                                                               --------       -------
          Total deferred taxes..............................   $ 97,968       $66,389
                                                               ========       =======

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

     The deferred tax assets and liabilities at December 31, 1998 consist of the following:

                                                               DEFERRED     DEFERRED TAX
                                                              TAX ASSETS    LIABILITIES
                                                              ----------    ------------
                                                                (DOLLARS IN THOUSANDS)
Provision for claim losses in excess of statutory amounts...   $65,191        $    --
Employee benefit accruals...................................    11,339             --
Excess book over tax provision for bad debts................     4,511             --
Accrued liabilities.........................................     8,264             --
Deferred state income taxes.................................     5,423             --
Other assets................................................       112             --
Statutory unearned premium reserve..........................        --         60,024
Accelerated depreciation....................................        --          3,433
Investment securities.......................................        --          8,101
Investment in partnerships..................................        --            389
Investments in real estate..................................        --            153
Section 338 (h)(10) gain deferral...........................        --          1,670
Other acquisition accruals..................................        --          5,563
Lease accounting............................................        --          1,786
Other liabilities...........................................        --          4,995
Net operating loss available for carryovers.................     4,539             --
                                                               -------        -------
                                                                99,379         86,114
Less: valuation allowance...................................     2,300             --
                                                               -------        -------
          Total deferred taxes..............................   $97,079        $86,114
                                                               =======        =======

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

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

I. SUMMARY OF RESERVE FOR CLAIM LOSSES

     A summary of the reserve for claim losses follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Beginning balance..................................  $224,534    $201,674    $196,527
  Reserves assumed.................................        --          --         284
  Reserves transferred.............................    (4,310)(1)       --       (160)
  Claim loss provision related to:
     Current year..................................    57,321      59,294      39,301
     Prior years...................................    (4,608)         --       2,257
                                                     --------    --------    --------
          Total claim loss provision...............    52,713      59,294      41,558
  Claims paid, net of recoupments related to:
     Current year..................................    (1,229)     (1,045)     (3,385)
     Prior years...................................   (31,746)    (35,389)    (33,150)
                                                     --------    --------    --------
          Total claims paid, net of recoupments....   (32,975)    (36,434)    (36,535)
                                                     --------    --------    --------
Ending balance.....................................  $239,962    $224,534    $201,674
                                                     ========    ========    ========
Provision for claim losses as a percentage of title
  insurance premiums...............................       5.6%        6.5%        6.7%

---------------
(1) On March 18, 1998, the Company announced that it had entered into an agreement to sell National Title Insurance of New York Inc. ("National") to American Title Company, a wholly-owned subsidiary of American National Financial, Inc. ("ANFI"), for $3.25 million, subject to regulatory approval and certain other conditions. The purchase price was structured at a premium to book value. The Company currently holds a 29.2% interest in ANFI. National was acquired in April 1996, as part of the Nations Title Inc. acquisition, and has not been actively underwriting policies since that time. This transaction received regulatory approval on May 27, 1999 and closed on June 10, 1999. The Company recognized a gain of approximately $1.2 million prior to applicable income taxes, in connection with the sale of National. This gain has been reflected in the Consolidated Statement of Earnings for the year ended December 31, 1999.

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

     The Company has entered into various employment agreements with officers of the Company. These agreements provide for a specified salary to be paid to the officers and include incentive compensation arrangements. The agreements contain non-compete provisions. The terms of the agreements range from three to five years and normally contain extension provisions.

     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

Management believes that no actions, other than those listed below, depart from customary litigation incidental to the business of the Company and that the resolution of all such litigation will not have a material adverse effect on the Company.

     The Company has been named as a defendant in four class action lawsuits alleging irregularities and violations of title and escrow practices. One of these suits was filed by the Attorney General of the State of California on behalf of the California Controller and the California Department of Insurance against the entire title and escrow industry in California. The other three were filed by private law firms in Federal Court in San Francisco and the State Court in Los Angeles. As a result of extensive meetings and discussions between the Company and the Attorney General of the State of California, the Attorney General has issued a letter stating that it does not expect to serve Fidelity National Financial, Inc. with a formal complaint. The Attorney General and the Company have previously expressed with confidence that the issues regarding the Company are likely to be resolved without litigation. The California Department of Insurance ("Department") and the Company reached a settlement of their lawsuit in February 2000. The settlement does not call for any fine or penalty to be paid by the Company. The Company anticipates that the resolution of the action filed by the Department will serve as a basis for the resolution of the other lawsuits filed. The Company does not believe that such resolution will have a material impact on its financial position or on its results of operations.

     In conducting its operations, the Company routinely holds customers' assets in trust, pending completion of real estate transactions. Such amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. The Company has a contingent liability relating to proper disposition of these balances for its customers which amounted to $524.1 million at December 31, 1999.

     The Company leases certain of its premises and equipment under leases which expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years.

     Future minimum operating lease payments are as follows (dollars in thousands):

2000........................................................  $ 32,882
2001........................................................    29,229
2002........................................................    23,347
2003........................................................    16,446
2004........................................................    11,218
Thereafter..................................................    24,422
                                                              --------
          Total future minimum operating lease payments.....  $137,544
                                                              ========

     Rent expense incurred under operating leases during the years ended December 31, 1999, 1998 and 1997 was $36,167,000, $32,609,000 and $29,730,000,
respectively. Included in rent expense for 1999, 1998 and 1997 is $88,000, $485,000 and $523,000, respectively, paid to related parties.

K. REGULATION AND STOCKHOLDERS' EQUITY

     Title insurance companies, including underwriters, underwritten title companies and independent agents, are subject to extensive regulation under applicable state laws. Each insurance underwriter is usually subject to a holding company act in its state of domicile which regulates, among other matters, the ability to pay dividends and investment policies. The laws of most states in which the Company transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting principles, financial

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

practices, establishing reserve and capital and surplus as regards policyholders ("capital and surplus") requirements, defining suitable investments for reserves and capital and surplus and approving rate schedules. In 1998, the National Association of Insurance Commissioners approved codified accounting practices that changed the definition of what constitutes prescribed statutory accounting practices and will result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements commencing in 2001. The Company is currently evaluating the impact of the rules.

     Pursuant to statutory accounting requirements of the various states in which the Insurance Subsidiaries are licensed, they must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined on a quarterly basis by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten or the age and dollar amount of statutory premiums written. As of December 31, 1999, the combined statutory unearned premium reserve required and reported for the Insurance Subsidiaries was $219.8 million.

     The Insurance Subsidiaries are regulated by the insurance commissioners of their respective states of domicile. Regulatory examinations usually occur at three year intervals. Examinations are currently in progress for Fidelity Title
(1998), Fidelity New York (1998) and Nations Title Insurance of New York Inc. ("Nations New York", 1998). The Company has not received preliminary reports of examination for Fidelity Title, Fidelity New York or Nations New York, as the examinations are currently ongoing. The Department of Insurance of the State of California has also recently completed a market conduct examination of Fidelity Title. Additionally, the Auditor Division of the Controller of the State of California ("Controller") is currently conducting an examination of the funds due the State of California under various escheatment regulations for the years ended December 31, 1998 and prior. The Company has received a preliminary copy of the Controller's report and is continuing discussion with the Controller to quantify amounts due, if any. The Company does not believe that either the examinations performed by the insurance regulators or the Controller will have a material impact on its financial position, its results of operations or its combined capital and surplus.

     Statutorily calculated net worth determines the maximum insurable amount under any single title insurance policy. As of January 1, 2000, the Company's self-imposed single policy maximum insurable amounts, which comply with all statutory limitations, for Fidelity Title, Fidelity New York and Alamo Title were $60.0 million, $95.0 million and $16.5 million, respectively. The self-imposed single policy maximum insurable amount for Nations New York was $16.0 million.

     The Insurance Subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. In the case of Fidelity Title, the total amount of dividends and distributions made in any twelve-month period may not exceed the greater of 10% of capital and surplus as regards policyholders as of the last day of the preceding year or net earnings for the twelve-month period ending the last day of the preceding year. Fidelity New York's total amount of dividends and distributions is limited to capital and surplus, excluding capital stock and surplus resulting from unrealized gains on investments, less fifty percent of statutory premium reserve as of the last day of the preceding year and capital contributions received in the latest five-year period. The total amount of dividends and distributions made in any twelve-month period by Alamo Title may not exceed the greater of 20% of capital and surplus as of the last day of the preceding year or net earnings for the twelve-month period ending the last day of the preceding year. As of January 1, 2000, Fidelity Title could pay dividends or make other distributions to the Company of $17.2 million, Fidelity New York could pay dividends or make other distributions to the

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

Company of $15.0 million and Alamo Title could pay dividends or make other distributions to the Company of $10.9 million.

     The combined statutory capital and surplus of the Insurance Subsidiaries was $163.5 million, $164.3 million and $122.1 million as of December 31, 1999, 1998 and 1997, respectively. The combined statutory earnings of the Insurance Subsidiaries were $43.6 million, $37.8 million and $26.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     As a condition to continued authority to underwrite policies in the states in which the Insurance Subsidiaries conduct their business, the Insurance Subsidiaries are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, the Company's escrow and trust business is subject to regulation by various state banking authorities.

     Pursuant to statutory requirements of the various states in which the Insurance Subsidiaries are domiciled, they must maintain certain levels of minimum capital and surplus. Each of the Company's title underwriters have complied with the minimum statutory requirements as of December 31, 1999.

     The UTCs are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth of $7.5 million and $2.5 million is required for Fidelity National Title Company ("FNTC") and Fidelity National Title Company of California ("FNCAL"), respectively. FNTC and FNCAL are in compliance with their respective minimum net worth requirements at December 31, 1999.

     On March 17, 1999, the Company's Board of Directors approved an increase to the number of shares of outstanding Company common stock authorized for purchase under the Company's previously announced purchase program. The additional authorization permitted the Company to purchase up to 4.0 million shares. On September 13, 1999, the Company announced that its Board of Directors had approved a second increase of 2.0 million shares, bringing the total number of shares of outstanding Company common stock authorized for purchase to 6.0 million. As of December 31, 1999, the Company had purchased 5.4 million shares at an average purchase price of $15.19 per share totaling $81.9 million. Purchases may be made from time to time by the Company in the open market or in block purchases or in privately negotiated transactions depending on market conditions and other factors. There have been no significant purchases since December 31, 1999.

L. EMPLOYEE BENEFIT PLANS

     Employee benefits include an employee stock purchase plan, five stock option plans and a 401(k) plan.

     In 1987, stockholders approved the adoption of an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP and subsequent amendments, there are 8,785,000 shares of the Company's common stock available for purchase at current market prices by Company employees who meet certain vesting requirements. Pursuant to the ESPP, Company employees may contribute an amount between 5% and 15% of their base salary and certain commissions. The Company contributes varying amounts as specified in the ESPP. During the years ended December 31, 1999, 1998 and 1997, 631,596, 282,216 and 353,594 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $16.78, $29.42 and $13.73 per share, respectively. The Company contributed $3.3 million or the equivalent of 193,923 shares for the year ended December 31, 1999, $2.0 million or the equivalent of 67,407 shares for the year ended December 31, 1998 and $1.7 million or the equivalent of 122,740 shares for the year ended December 31, 1997 in accordance with the employer's matching contribution. A total of 8,351,992 shares have been purchased by both the ESPP and employees since the adoption of the ESPP.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

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

     In 1997, 211,926 options were granted at an exercise price of $6.30 to key employees of the Company who applied deferred bonuses expensed in 1996 amounting to $876,000 to the exercise price. The exercise price of these options decreases approximately $.30 per year through 2002 and $.18 per share from 2003 through 2008, at which time the exercise price will be $3.74. In 1998, 388,123 options were granted at an exercise price of $19.72 to key employees of the Company who applied deferred bonuses expensed in 1997 amounting to $1,764,000 to the exercise price. The exercise price of these options decreases approximately $.32 per year through 2003 and $.20 per share from 2004 through 2009, at which time the exercise price will be $16.90. 985,354 options were granted in 1999 at an exercise price of $9.63 to key employees of the Company who applied deferred bonuses expensed in 1998 amounting to $4,927,000 to the exercise price. The exercise price of these options decreases approximately $.35 per year through 2004 and $.22 per share from 2005 through 2010, at which time the exercise price will be $6.53. Additionally, the Company recorded compensation expense relating to the price decrease of $460,000, $282,000 and $194,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     In 1996, Granite Financial, Inc. (now known as FNF Capital, Inc., "Granite") adopted a Stock Option Plan ("Granite Plan", now issuable in Company common stock) allowing for the issuance of qualified and non-qualified stock options to purchase an aggregate of 347,000 shares of common stock to directors, officers,

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

employees, agents and consultants of Granite. The Granite Plan is administered by the Board of Directors. The Granite Plan provides that qualified stock options be granted at an exercise price equal to fair market value of the common shares of Granite on the date of the grant, and must be at least 110% of fair market value when granted to a 10% or more stockholder. The term of all qualified stock options granted under the Granite Plan may not exceed ten years, except the term of qualified stock options granted to a 10% or more stockholder, which may not exceed five years. The Granite Plan provides that non-qualified stock options be granted at an exercise price not less than 85% of the fair market value of the common shares of Granite on the date of grant. The term of all non-qualified stock options granted under the Granite Plan may not exceed ten years, except the term of non-qualified stock options granted to a 10% or more stockholder, which may not exceed five years. In April 1997, the Granite Plan was amended and restated in order to make certain technical modifications thereto and was further amended in June 1997 to increase the shares of common stock reserved for issuance to 695,000.

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

     The Board of Directors, or a committee consisting of two or more members of the Board of Directors, will administer the 1998 Plan (the "Administrator"). The Administrator will have the full power and authority to interpret the 1998 Plan, select the recipients of options and Purchase Rights, determine and authorize the type, terms and conditions of, including vesting provisions, and the number of shares subject to grants under the 1998 Plan, and adopt, amend and rescind rules relating to the 1998 Plan. The term of options may not exceed 10 years from the date of grant (5 years in the case of a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company). The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair market value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). There is no minimum purchase price for shares of common stock purchased pursuant to a Purchase Right, and any such purchase price shall be determined by the Administrator. The maximum number of shares for which options or Purchase Rights may be granted to any one person during any one calendar year under the 1998 Plan is 300,000 and in no event shall the aggregate number of shares subject to incentive stock options exceed 1,000,000. The aggregate fair market value of the common stock (determined as of the date of grant) with respect to incentive stock options granted under the 1998 Plan or any other stock option plan of the Company that become exercisable for the first time by any optionee during any calendar year may not exceed $100,000.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

     A summary of the Company's stock option activity, and related information for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                             1999                   1998                    1997
                                     --------------------   ---------------------   --------------------
                                                 WEIGHTED                WEIGHTED               WEIGHTED
                                                 AVERAGE                 AVERAGE                AVERAGE
                                      NUMBER     EXERCISE     NUMBER     EXERCISE    NUMBER     EXERCISE
                                     OF SHARES    PRICE     OF SHARES     PRICE     OF SHARES    PRICE
                                     ---------   --------   ----------   --------   ---------   --------
Stock options outstanding,
  beginning of year................  4,222,466    $12.96     4,057,946    $ 7.48    3,254,641    $6.77
Stock options granted..............  1,736,802     13.15     1,730,043     23.46      993,867     9.84
Stock options exercised............   (211,542)     9.08    (1,290,640)     7.12     (159,101)    7.85
Stock options cancelled............   (186,840)    24.78      (274,883)    26.08      (31,461)    6.30
                                     ---------    ------    ----------    ------    ---------    -----
Stock options outstanding, end of
  year.............................  5,560,886    $12.77     4,222,466    $12.96    4,057,946    $7.48
Exercisable at end of year.........  4,555,740     11.33     3,149,520      9.33    3,451,359     6.96
Weighted average fair value of
  options granted during the
  year.............................         --      8.61            --     14.15           --     6.00

     The weighted average remaining contractual life of the options outstanding at December 31, 1999 is 7.61 years.

     The following table presents options outstanding and exercisable by price range as of December 31, 1999:

                               DECEMBER 31, 1999
--------------------------------------------------------------------------------
                   OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
---------------------------------------------------------   --------------------
                                  WEIGHTED       WEIGHTED               WEIGHTED
                                  AVERAGE        AVERAGE                AVERAGE
   RANGE OF        NUMBER        REMAINING       EXERCISE    NUMBER     EXERCISE
EXERCISE PRICES   OF SHARES   CONTRACTUAL LIFE    PRICE     OF SHARES    PRICE
---------------   ---------   ----------------   --------   ---------   --------
 $ 0.43 -  6.49     864,553         6.12          $ 5.29      864,553    $ 5.29
   6.83 -  9.48     670,667         4.99            7.90      670,667      7.90
   9.58 -  9.58     311,531         6.27            9.58      311,531      9.58
   9.63 -  9.63     972,120        10.22            9.63      972,120      9.63
   9.69 - 10.43     821,282         5.81           10.32      770,864     10.33
  10.85 - 14.63     556,662         9.16           14.26       54,100     12.47
  14.68 - 19.40     357,371         9.92           19.18      357,371     19.18
  24.26 - 24.26     681,450         8.03           24.26      433,950     24.26
  25.31 - 31.53     319,750         8.90           27.57      115,084     27.75
  34.77 - 34.77       5,500         8.30           34.77        5,500     34.77
 --------------   ---------        -----          ------    ---------    ------
 $ 0.43 - 34.77   5,560,886         7.61          $12.77    4,555,740    $11.33

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

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

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

     Pro forma information regarding net earnings and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions. The risk free interest rates used in the calculation is the rate on the date the options were granted. The risk free interest rate used for options granted during 1999, 1998 and 1997 were 6.5%, 5.7% and 6.0%, respectively. A volatility factor for the expected market price of the common stock of 50% was used for options granted in 1999, 1998 and 1997. The expected dividend yield used for 1999, 1998 and 1997 was 2.0%, 1.0% and 1.0%, respectively. A weighted average expected life of seven years was used in all years as the Company has little history of options being exercised.

     For purpose of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options' vesting period. The Company's pro forma information follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Pro forma basic net earnings..........................  $62,523    $96,346    $44,349
Pro forma diluted net earnings........................   62,786     98,809     47,491
Pro forma earnings per share:
  Basic...............................................  $  2.10    $  3.45    $  1.90
  Diluted.............................................     2.00       2.95       1.60

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

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

M. SUPPLEMENTARY CASH FLOW INFORMATION

     The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Cash paid during the year:
  Interest............................................  $19,676    $ 8,153    $ 6,923
                                                        =======    =======    =======
  Income taxes........................................  $62,128    $77,277    $17,325
                                                        =======    =======    =======
Non-cash investing and financing activities:
  Dividends declared and unpaid.......................  $ 2,712    $ 2,270    $ 1,254
                                                        =======    =======    =======
  Acquisitions........................................  $    --    $ 6,250    $24,377
                                                        =======    =======    =======
  Retirement of LYONs.................................  $    --    $    --    $26,463
                                                        =======    =======    =======
  Conversion of LYONs.................................  $70,286    $ 9,201    $   888
                                                        =======    =======    =======
  Acquisition by majority-owned subsidiary............  $   297    $    --    $    --
                                                        =======    =======    =======
  Conversion of majority-owned subsidiary debt........  $ 2,900    $    --    $    --
                                                        =======    =======    =======

N. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATION OF RISK

     In the normal course of business the Company and certain of its subsidiaries enter into off-balance sheet credit risk associated with certain aspects of its title insurance policies and other activities. This credit risk is in the form of guarantees and support agreements. The Company believes that this credit risk is adequately secured.

     The Company generates a significant amount of title insurance premiums in California and Texas, 30.8% and 19.1% in 1999, 33.1% and 19.6% in 1998 and 32.9%
and 20.8% in 1997, respectively.

     FNF Capital's leases are originated through a network of approximately 50 independent lease originators located throughout the United States. No single lease originator accounted for more than 10% of the leases funded by the Company during the years ended December 31, 1999 and 1998. Transactions generated by the Company's ten largest independent lease originators accounted for approximately 24.0% and 26.0% of leases funded during the years ended December 31, 1999 and 1998, respectively.

     FNF Capital approved contingent fundings of approximately $60,000,000 and $67,900,000 in leases at December 31, 1999 and 1998, respectively.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, leases, residual interests in securitizations, trade receivables and notes receivable.

     The Company places its cash equivalents and short-term investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. Investments in commercial paper of industrial firms and financial institutions are rated investment grade by nationally recognized rating agencies.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

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

O. SEGMENT INFORMATION

     During 1999, the Company restructured its business segments to more accurately reflect a change in the Company's current operating structure. All previously reported segment information has been restated to be consistent with the current presentation.

     The Company's Consolidated Financial Statements as of December 31, 1999 and 1998 and for the three years ended December 31, 1999, include five reportable segments. Reportable segments are determined based on the organizational structure and types of products and services from which each reportable segment derives its revenue.

     As of and for the year ended December 31, 1999 (dollars in thousands):

                                                       REAL ESTATE
                                           TITLE       INFORMATION      MICRO
                                         INSURANCE      SERVICES      GENERAL(1)    LEASING     CORPORATE      TOTAL
                                         ----------    -----------    ----------    --------    ---------    ----------
Total revenue..........................  $1,120,610      $81,776       $95,294      $ 28,907    $ 25,617     $1,352,204
                                         ==========      =======       =======      ========    ========     ==========
Operating earnings (loss)..............  $  147,397      $(3,093)      $   (70)     $ (8,192)   $ (1,015)    $  135,027
Interest and investment income,
  including realized gains (losses)....       3,048          386            46             5      24,910         28,395
Depreciation and amortization..........      20,981        2,261         3,404         2,720         602         29,968
Interest expense.......................       3,034           20           286         5,004       7,282         15,626
                                         ----------      -------       -------      --------    --------     ----------
Earnings (loss) before income taxes....     126,430       (4,988)       (3,714)      (15,911)     16,011        117,828
Income tax expense (benefit)...........      61,517       (1,928)            3        (6,233)     (6,384)        46,975
                                         ----------      -------       -------      --------    --------     ----------
Net earnings (loss)....................  $   64,913      $(3,060)      $(3,717)     $ (9,678)   $ 22,395     $   70,853
                                         ==========      =======       =======      ========    ========     ==========
Assets.................................  $  672,949      $59,369       $24,236      $167,569    $105,050     $1,029,173
                                         ==========      =======       =======      ========    ========     ==========

---------------
(1) Intersegment revenue represented 29% of Micro General's total revenue in 1999.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

     As of and for the year ended December 31, 1998 (dollars in thousands):

                                                       REAL ESTATE
                                           TITLE       INFORMATION      MICRO
                                         INSURANCE      SERVICES      GENERAL(1)    LEASING     CORPORATE      TOTAL
                                         ----------    -----------    ----------    --------    ---------    ----------
Total revenue..........................  $1,138,239      $86,328       $27,694      $ 24,939     $11,265     $1,288,465
                                         ==========      =======       =======      ========     =======     ==========
Operating earnings (loss)..............  $  182,381      $ 9,092       $(3,890)     $ (5,773)    $(7,866)    $  173,944
Interest and investment income,
  including realized gains (losses)....      27,940          282             6            94      11,265         39,587
Depreciation and amortization..........      16,390        2,026         1,147         1,810          --         21,373
Interest expense.......................       5,664           15           602         3,187       7,556         17,024
                                         ----------      -------       -------      --------     -------     ----------
Earnings (loss) before income taxes....     188,267        7,333        (5,633)      (10,676)     (4,157)       175,134
Income tax expense (benefit)...........      72,588        2,804            77        (4,378)     (1,649)        69,442
                                         ----------      -------       -------      --------     -------     ----------
Net earnings (loss)....................  $  115,679      $ 4,529       $(5,710)     $ (6,298)    $(2,508)    $  105,692
                                         ==========      =======       =======      ========     =======     ==========
Assets.................................  $  691,571      $55,329       $18,866      $115,505     $88,199     $  969,470
                                         ==========      =======       =======      ========     =======     ==========

---------------
(1) Intersegment revenue represented 66% of Micro General's total revenue in 1998.

     As of and for the year ended December 31, 1997 (dollars in thousands):

                                                            REAL ESTATE
                                                 TITLE      INFORMATION     MICRO
                                               INSURANCE     SERVICES      GENERAL    LEASING    CORPORATE     TOTAL
                                               ---------    -----------    -------    -------    ---------    --------
Total revenue................................  $803,643       $41,066       $ --      $16,469    $  1,881     $863,059
                                               ========       =======       ====      =======    ========     ========
Operating earnings (loss)....................  $ 75,568       $ 4,676       $ --      $ 9,642    $ (9,645)    $ 80,241
Interest and investment income, including
  realized gains (losses)....................    33,823           102         --           --       1,881       35,806
Depreciation and amortization................    15,366           842         --        1,967          --       18,175
Interest expense.............................     2,804            49         --        2,253       7,163       12,269
                                               --------       -------       ----      -------    --------     --------
Earnings (loss) before income taxes and
  extra-ordinary item........................    91,221         3,887         --        5,422     (14,927)      85,603
Income tax expense (benefit).................    39,649         1,343         --        2,096      (6,493)      36,595
                                               --------       -------       ----      -------    --------     --------
Earnings (loss) before extraordinary item....    51,572         2,544         --        3,326      (8,434)      49,008
Extraordinary item, net......................        --            --         --           --      (1,700)      (1,700)
                                               --------       -------       ----      -------    --------     --------
Net earnings (loss)..........................  $ 51,572       $ 2,544       $ --      $ 3,326    $(10,134)    $ 47,308
                                               ========       =======       ====      =======    ========     ========
Assets.......................................  $569,831       $43,775       $ --      $79,033    $ 55,056     $747,695
                                               ========       =======       ====      =======    ========     ========

     The activities of the reportable segments include the following:

  Title Insurance

     This segment, consisting of title insurance underwriters and wholly-owned title insurance agencies, provides core title insurance and escrow services, including document preparation, collection and trust activities and certain real estate information services. This segment coordinates its activities with those of the real estate information services segment described below in order to offer the full range of real estate products and services required to execute and close a real estate transaction.

  Real Estate Information Services

     This segment, consisting of various real estate information and ancillary service subsidiaries, offers the complementary specialized products and services required to execute and close a real estate transaction that are not offered by the title insurance segment described above. These services include document recording services on a nationwide basis, tax qualifying property exchange services, property appraisal services, tax

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

monitoring services, credit reporting, real estate referral services, flood monitoring, and foreclosure publishing and posting. These services require specialized expertise and have been centralized for efficiency and management purposes.

  Micro General Corporation

     Micro General Corporation is a full service enterprise solutions provider offering a complete range of information technology and telecommunication services including systems integration, application development, real estate industry applications and eCommerce. Micro General Corporation was not included in the Company's Consolidated Financial Statements until the second quarter of 1998.

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

     The accounting policies of the segments are the same as those described in Note A, Summary of Significant Accounting Policies. Intersegment sales or transfers which occurred in the ordinary course of consolidated operations, other than transactions between the Company (primarily the Title Insurance segment) and Micro General, have been eliminated from the segment information provided.

P. RECENT ACCOUNTING PRONOUNCEMENTS

     The American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), in March 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires that certain costs related to the development or purchase of internal use computer software be capitalized and amortized over the estimated useful life of the software. Costs related to the preliminary project stage and the post-implementation/operations stage, as defined, in an internal use computer software development project are to be expensed as incurred. Costs incurred prior to initial application of SOP 98-1, whether capitalized or not, are not adjusted to the amounts that would have been capitalized had SOP 98-1 been in effect when those costs were incurred. SOP 98-1 is applicable to all non-governmental entities and effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 has not had a material impact on the Company's financial position, results of operations or financial reporting.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively, "derivatives") and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment,

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

an available-for-sale security, or a foreign-currency-denominated forecasted transaction. It requires changes in the fair value of a derivative instrument and the changes in fair value of assets or liabilities hedged by that instrument to be included in earnings. To the extent that the hedge transaction is effective, earnings are equally offset by both investments. Currently, changes in the fair value of derivative instruments and hedged items are reported in accumulated other comprehensive earnings (loss).

     SFAS 133 was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS 133. Earlier application of all of the provisions of SFAS 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB No. 133" ("SFAS 137"). SFAS 137 defers the effective date of SFAS 133 until June 2000. The adoption of SFAS 133 is not expected to have a material impact on the Company's financial position, results of operations or financial reporting.

Q. CHICAGO TITLE ACQUISITION

     On August 1, 1999, the Company announced that it had signed an Agreement and Plan of Merger ("Merger Agreement") to purchase Chicago Title Corporation ("Chicago Title"), headquartered in Chicago, Illinois, for approximately $1.13 billion, or $52.00 per share of Chicago Title common stock, using approximately equal amounts of cash and Company common stock, subject to certain adjustments based on the average price of Company common stock, as defined in the Merger Agreement. Under the terms of the Merger Agreement, the allocation between cash and stock would be adjusted so Chicago Title stockholders would receive more than 50% of the outstanding stock of the combined company. Additionally, the price would be payable in shares of Company common stock or, upon election by Chicago Title stockholders, in cash, subject to proration as may be necessary to achieve the allocation between cash and stock described above. The Merger Agreement, which was amended on October 13, 1999 has been approved by the Boards of Directors of both companies, and was approved by the stockholders of both the Company and Chicago Title in February 2000. Following the receipt of requisite regulatory approvals and the satisfaction of other customary conditions, including amendments to the Company's Bylaws, Charter and Certificate of Incorporation, the transaction closed on March 20, 2000 ("Merger").

     Pursuant to the terms of the Merger Agreement, Chicago Title stockholders received an aggregate purchase price of approximately $1.1 billion. The purchase price was paid in the form of 1.7673 shares of Company common stock and $26.00 in cash for each share of Chicago Title Corporation common stock, resulting in the issuance of approximately 38.8 million shares of Company common stock at an average price during the applicable trading period of $13.1771 per share and the payment of approximately $570.2 million in cash. The Merger will be accounted for as a purchase.

     In connection with the Merger, the Company has entered into an $800 million syndicated credit agreement. The Credit Agreement provides for three distinct credit facilities: a $100 million, 18-month revolving credit facility, a $250 million 6-year revolving credit facility and a $450 million term loan facility with a 6-year amortization period. The Credit Agreement is unsecured at a variable interest rate based on the debt ratings assigned to the Company by independent agencies. The initial interest rate is LIBOR plus 1.50%. Proceeds from the Credit Agreement are available and have been used to finance the cash portion of the merger consideration, to refinance certain previously existing indebtedness, to pay fees and expenses incurred in connection with the merger and to fund other general corporate purposes of the combined company. The Company believes that the terms of the Credit Agreement are favorable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10. THROUGH 13.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS. The following is a list of the Consolidated Financial Statements of Fidelity National Financial, Inc. and its subsidiaries included in Item 8 of Part II:

     Independent Auditors' Report

     Consolidated Balance Sheets as of December 31, 1999 and 1998

     Consolidated Statements of Earnings for the years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Comprehensive Earnings for the years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

     (a)(2) FINANCIAL STATEMENT SCHEDULES. The following is a list of financial statement schedules filed as part of this annual report on Form 10-K:

     Schedule II: Fidelity National Financial, Inc. (Parent Company Financial Statements)

     Schedule V: Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

     (a)(3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 3         Charter and Bylaws of the Issuer
 3.1       Restated Certificate of Incorporation of Registrant,
           incorporated by reference from Form S-3, Registration No.
           333-65837
 3.2       Restated Bylaws of Registrant, incorporated by reference
           from Form S-3, Registration No. 333-65837
10         Material Contracts
10.1       Employment Agreement effective as of April 1, 1991, between
           William P. Foley, II and Fidelity National Financial, Inc.,
           incorporated by reference from Form 10-K filed March 23,
           1992

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
10.1.1     First amendment to Employment Agreement between William P.
           Foley, II and Fidelity National Financial, Inc., effective as of January 1, 1996, incorporated by reference from Form
           10-K filed March 31, 1997
10.1.2     Employment Agreements effective as of January 1, 1996
           between four key executives and Fidelity National Financial,
           Inc., incorporated by reference from Form 10-K filed March
           31, 1997
10.1.2.1   First amendments and revisions to Employment Agreements
           between four key executives and Fidelity National Financial,
           Inc., effective January 1, 1997 and April 1, 1997,
           incorporated by reference from Form 10-K filed March 30,
           1998
10.1.4     Employment Agreement effective as of October 1, 1998 between a key executive and Fidelity National Financial, Inc.,
           incorporated by reference from Form 10-K filed March 31,
           1999
10.4       Fidelity National Financial, Inc. 1987 Stock Option Plan,
           incorporated by reference from Form S-1, Registration No.
           33-11321
10.4.1     Amendments to Fidelity National Financial, Inc. 1987 Stock
           Option Plan approved by the stockholders of the Company on
           March 24, 1989, incorporated by reference from Form S-8,
           Registration No. 33-34300
10.5       Fidelity National Financial, Inc. 1987 Employee Stock
           Purchase Plan, incorporated by reference from Form S-1,
           Registration No. 33-11321
10.5.1     Amendments to Fidelity National Financial, Inc. 1987
           Employee Stock Purchase Plan approved by the stockholders of the Company on March 24, 1989, incorporated by reference
           from Form S-8, Registration No. 33-15027
10.5.2     Amendments to Fidelity National Financial, Inc. 1987
           Employee Stock Purchase Plan, incorporated by reference from
           Form S-8, Registration No. 33-45709
10.5.3     Amendments to Fidelity National Financial, Inc. 1987
           Employee Stock Purchase Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from
           Form S-8, Registration No. 33-64836
10.5.4     Amendments to Fidelity National Financial, Inc. 1987 Stock
           Purchase Plan approved by the stockholders of the Company on
           June 20, 1995, incorporated by reference from Form S-8,
           Registration No. 33-61983
10.6       Fidelity National Financial, Inc. 401(k) Profit Sharing
           Defined Contribution Plan and Trust adopted January 1, 1990, incorporated by reference from Form 10-K filed January 29,
           1991
10.6.1     Amendments to Fidelity National Financial, Inc. 401(k)
           Profit Sharing Plan, incorporated by reference from Form
           S-8, Registration No. 33-56514
10.7       Fidelity National Financial, Inc. 1991 Stock Option Plan,
           approved by the stockholders of the Company on July 15,
           1992, incorporated by reference from Form S-8, Registration
           No. 33-45272
10.7.1     Amendments to Fidelity National Financial, Inc. 1991 Stock
           Option Plan approved by the stockholders of the Company on
           June 15, 1993, incorporated by reference from Form S-8,
           Registration No. 33-64834
10.7.2     Amendment to Fidelity National Financial, Inc. 1991 Stock
           Plan, approved by the stockholders of the Company on June
           14, 1994, incorporated by reference from Form S-8,
           Registration No. 33-83026
10.7.3     Amendment to Fidelity National Financial, Inc. 1991 Stock
           Option Plan and the 1998 Stock Option Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
10.8       1996 Omnibus Stock Option Plan (Granite), incorporated by
           reference from Form S-8, Registration No. 333-48411
10.9       Two Stock Option Agreements and Amended Stock Award
           Agreement (Alamo), incorporated by reference from Form S-8,
           Registration No. 333-64229
10.10      Agreement of Limited Partnership of Folco Mission Valley
           Partners Limited Partnership, a California limited
           partnership, dated August 8, 1991, by Folco Development
           Corporation, an Arizona corporation, as general partner, and
           Fidelity National Title Insurance Company, an Arizona
           corporation, as limited partner, incorporated by reference from Form 10-K filed March 23, 1992
10.10.2    Office Building Lease dated October 1, 1991 between Folco
           Mission Valley Partners Limited Partnership, a California
           limited partnership, as Landlord, and Fidelity National
           Title Insurance Company, an Arizona corporation, as Tenant, incorporated by reference from Form 10-K filed March 23,
           1992
10.12      Form of First Amendment to Office Building Lease between
           Folco Development Corporation, an Arizona corporation, as
           Landlord, and Fidelity National Title Insurance Company, an
           Arizona corporation, as Tenant, with respect to nine office buildings, and the schedule of such buildings, incorporated by reference from Form 10-K filed March 23, 1992
10.14      Goodyear Investors Number II Partnership Agreement dated
           October 7, 1986 among Manchester Development Corporation,
           Folco Development Corporation Defined Benefit Pension Plan,
           Enfield Construction Company, et al., incorporated by
           reference from Form S-1, Registration No. 33-11321
10.18      Wilmac III Limited Partnership Certificate and Agreement of
           Limited Partnership, dated December 31, 1987 by and among
           Manchester Development Corporation, Stephen L. McCartney,
           Frank P. Willey and Robert P. Coluccio, incorporated by
           reference from Form 10-K filed January 29, 1989
10.35      Fidelity National Financial, Inc. 1993 Stock Plan, approved by stockholders of the Company on June 14, 1994,
           incorporated by reference from Form S-8, Registration No.
           33-83026
10.43      Stock Purchase Agreement dated as of August 18, 1995 by and among William D. Rothenberg, Marshall D. Wexler, Southern
           California Title Company and Fidelity National Financial,
           Inc., incorporated by reference from Form 10-K filed March
           25, 1996
10.44      Acquisition Agreement dated September 13, 1995 by and among
           Fidelity National Financial, Inc. and Nations Holding Group,
           Inc. and its wholly-owned subsidiary Nations Title Inc. to acquire all of the issued and outstanding shares of Nations
           Title Inc., incorporated by reference from Form 10-K filed
           March 25, 1996
10.45      Agreement for Purchase and Sale of Stock dated November 4,
           1996 by and between Fidelity National Financial, Inc. and
           the Stockholders of CRM, Inc., incorporated by reference
           from Form 10-K filed March 31, 1997
10.46      Stock Purchase and Loan Agreement by and among ATC Holdings,
           Inc., Fidelity National Financial, Inc. and American Title
           Company, incorporated by reference from Form 10-K filed
           March 30, 1998
10.47      Agreement and Plan of Reorganization dated as of August 15,
           1997 by and among Fidelity National Financial, Inc., First
           Title Corporation, Ernest N. Moore, Jeanene S. Moore and T.
           Frank Jordan and First Title Acquisition Corporation,
           incorporated by reference from Form 10-K filed March 30,
           1998
10.48      Agreement and Plan of Reorganization dated September 1997 by and among Fidelity National Financial, Inc., ICS Ifland
           Credit Services, Inc., Rick W. Ifland and ICS Acquisition
           Corporation, incorporated by reference from Form 10-K filed
           March 30, 1998

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
10.49      Agreement and Plan of Reorganization by and among Fidelity
           National Financial, Inc.; Bron Acquisition Corporation, Bron
           Research, Inc., and the Shareholders of Bron Research, Inc.,
           dated as of September 24, 1997, incorporated by reference
           from Form 10-K filed March 30, 1998
10.50      Agreement and Plan of Reorganization dated as of September
           12, 1997, by and among Fidelity National Financial, Inc.,
           Credit Reports, Inc., Colin Howard Friedman and Hedy Kramer
           Friedman, as trustees of the Friedman Family Trust UDT,
           dated July 23, 1987, Colin H. Friedman, Farid Meshkatai and
           CRI Acquisition Corporation, incorporated by reference from
           Form 10-K filed March 30, 1998
10.51      Agreement and Plan of Reorganization dated as of September
           12, 1997 by and among Fidelity National, Inc., Express
           Network, Inc., Colin Howard Friedman and Hedy Kramer
           Friedman, as trustees of the Friedman Family Trust UDT,
           dated July 23, 1987, Farid Meshkatai, and Anita Kramer
           Meshkatai, as Trustee of the Anita Kramer Living Trust,
           dated July 23, 1987, Colin H. Friedman, and ENI Acquisition
           Corporation, incorporated by reference from Form 10-K filed
           March 30, 1998
10.52      Fidelity National Financial, Inc. Liquid Yield Option Notes,
           due 2009 (zero coupon-subordinated) Exchange Agreement dated
           October 17, 1997, incorporated by reference from Form 10-K filed March 30, 1998
10.53      Stock and Asset Purchase Agreement dated as of May 22, 1997, by and between Randall F. Zurbach and John C. Wilbur, Jr.
           and Fidelity National Financial, Inc., incorporated by
           reference from Form 10-K filed March 30, 1998
10.54      Agreement and Plan of Merger, dated November 17, 1997 by and among Fidelity National Financial, Inc.; Granite Acquisition
           Corporation and Granite Financial, Inc., incorporated by
           reference from Form S-4, Registration No. 333-44153
10.56      Agreement and Plan of Merger, dated May 6, 1998 by and among
           Fidelity National Financial, Inc.; AT Merger, Inc. and Alamo
           Title Holding Company, incorporated by reference from Form
           S-4, Registration No. 333-58573
10.57      Agreement of Plan of Reorganization, dated May 14, 1998, by and among ACS Systems, Inc., a California Corporation, ACS
           Merger, Inc., a Delaware Corporation, Micro General
           Corporation, a Delaware Corporation, and Fidelity National
           Financial, Inc., a Delaware Corporation, incorporated by
           reference from Form 10-K filed March 31, 1999
10.57.1    Agreement of Merger, dated May 14, 1998, by and among ACS
           Systems, Inc., a California Corporation, ACS Merger, Inc., a
           Delaware Corporation, Micro General Corporation, a Delaware
           Corporation, and Fidelity National Financial, Inc., a
           Delaware Corporation, incorporated by reference from Form
           10-K filed March 31, 1999
10.59      Stock Purchase Agreement, dated as of August 31, 1998, by
           and among Granite Financial, Inc., Fidelity National
           Financial, Inc., Lexington Capital Corporation, and The
           Shareholders of Lexington Capital Corporation, incorporated by reference from Form 10-K filed March 31, 1999
10.60      Agreement and Plan of Merger, dated as of August 1, 1999, by and between Fidelity National Financial, Inc. and Chicago
           Title Corporation and amended as of October 13, 1999,
           incorporated by reference from Form S-4, Registration No.
           333-89163
10.61      Credit Agreement, dated as of February 10, 2000, among
           Fidelity National Financial, Inc., as borrower, Bank of
           America, N.A., Chase Securities Inc., Morgan Stanley Senior
           Funding, Inc., and various Financial Institutions, as
           Lenders, incorporated by reference from Form 8-K, dated
           February 9, 2000 and filed February 15, 2000

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
11         Computation of Basic and Diluted Earnings per Share
21         List of Subsidiaries
23         Independent Auditors' Consent
27         Financial Data Schedule -- December 31, 1999

     (b) REPORTS ON FORM 8-K. The Company filed reports on Form 8-K during the quarter ending December 31, 1999 as follows:

     None

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

Date: March 17, 2000

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

                      SIGNATURE                                    TITLE                   DATE
                      ---------                                    -----                   ----

              /s/ WILLIAM P. FOLEY, II                   Chairman of the Board and         March 17, 2000
-----------------------------------------------------     Chief Executive Officer
                William P. Foley, II                   (Principal Executive Officer)

                 /s/ FRANK P. WILLEY                     Vice Chairman and Director        March 17, 2000
-----------------------------------------------------
                   Frank P. Willey

                 /s/ ALAN L. STINSON                     Executive Vice President,         March 17, 2000
-----------------------------------------------------   Chief Financial Officer and
                   Alan L. Stinson                     Treasurer (Principal Financial
                                                          and Accounting Officer)

                                                                  Director                 March   , 2000
-----------------------------------------------------
                 John J. Burns, Jr.

                                                                  Director                 March   , 2000
-----------------------------------------------------
                John F. Farrell, Jr.

                                                                  Director                 March   , 2000
-----------------------------------------------------
                 Phillip G. Heasley

               /s/ WILLIAM A. IMPARATO                            Director                 March 17, 2000
-----------------------------------------------------
                 William A. Imparato

                 /s/ DONALD M. KOLL                               Director                 March 17, 2000
-----------------------------------------------------
                   Donald M. Koll

              /s/ DANIEL D. (RON) LANE                            Director                 March 17, 2000
-----------------------------------------------------
                Daniel D. (Ron) Lane

              /s/ GENERAL WILLIAM LYON                            Director                 March 17, 2000
-----------------------------------------------------
                General William Lyon

                /s/ J. THOMAS TALBOT                              Director                 March 17, 2000
-----------------------------------------------------
                  J. Thomas Talbot

                /s/ CARY H. THOMPSON                              Director                 March 17, 2000
-----------------------------------------------------
                  Cary H. Thompson

                                                                  Director                 March   , 2000
-----------------------------------------------------
                   Richard P. Toft

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

     Under date of February 16, 2000, except as to Note Q to the Consolidated Financial Statements which is as of March 20, 2000, we reported on the accompanying Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders' Equity and Cash flows for each of the years in the three-year period ended December 31, 1999 which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated Financial Statements, we also audited the related financial statement schedules in the Annual Report on Form 10-K. These Financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Los Angeles, California
February 16, 2000, except as to
Note Q to the Consolidated Financial
Statements which is as of March 20, 2000

                                                                     SCHEDULE II

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Cash........................................................  $  1,972    $  2,751
Investment securities available for sale, at fair value.....    42,405      51,950
Leases receivable, net......................................    11,953      14,265
Notes receivable, net.......................................     9,126       1,770
Investment in subsidiaries..................................   549,881     458,975
Investments in real estate and partnerships, net............       696       1,435
Prepaid expenses and other assets...........................     7,319       5,063
Deferred tax asset..........................................    31,579      10,965
                                                              --------    --------
                                                              $654,931    $547,174
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities..................  $ 24,762    $ 19,858
  Notes payable.............................................   124,500     117,609
  Accounts payable to subsidiaries..........................    70,000       4,284
  Income taxes payable......................................     3,175       8,683
                                                              --------    --------
                                                               222,437     150,434
                                                              --------    --------
Stockholders' Equity:
  Preferred stock, $.0001 par value; authorized 3,000,000
     shares; issued and outstanding none....................        --          --
  Common stock, $.0001 par value; authorized, 50,000,000
     shares in 1999 and 1998; issued 39,224,169 in 1999 and
     35,540,036 in 1998.....................................         4           3
  Additional paid-in capital................................   246,959     173,888
  Retained earnings.........................................   327,785     265,567
                                                              --------    --------
                                                               574,748     439,458
  Accumulated other comprehensive earnings..................    (5,975)     11,657
  Less treasury stock, 12,036,102 shares in 1999 and
     6,645,487 in 1998, at cost.............................   136,279      54,375
                                                              --------    --------
                                                               432,494     396,740
  Commitments and contingencies.............................
  Subsequent events.........................................
                                                              --------    --------
                                                              $654,931    $547,174
                                                              ========    ========

                       See Notes to Financial Statements.

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                  STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
REVENUE:
  Other fees and revenue...................................  $   (427)   $      2    $     13
  Interest and investment income...........................    26,044      13,315       1,868
                                                             --------    --------    --------
                                                               25,617      13,317       1,881
                                                             --------    --------    --------
EXPENSES:
  Other operating expenses.................................     1,190       7,866       9,645
  Interest expense.........................................     7,282       7,556       7,163
                                                             --------    --------    --------
                                                                8,472      15,422      16,808
                                                             --------    --------    --------
Earnings (loss) before income tax expense (benefit), equity
  in earnings of subsidiaries and extraordinary item.......    17,145      (2,105)    (14,927)
Income tax expense (benefit)...............................    (6,836)        835       6,493
                                                             --------    --------    --------
Earnings (loss) before equity in earnings of subsidiaries
  and extraordinary item...................................    10,309      (1,270)     (8,434)
Equity in earnings of subsidiaries.........................    60,544     106,962      57,442
                                                             --------    --------    --------
Earnings before extraordinary item.........................    70,853     105,692      49,008
Extraordinary item -- loss on early retirement of debt, net
  of applicable income tax benefit of $1,180 in 1997.......        --          --      (1,700)
                                                             --------    --------    --------
Net earnings...............................................  $ 70,853    $105,692    $ 47,308
                                                             ========    ========    ========
Basic net earnings.........................................  $ 70,853    $105,692    $ 47,308
                                                             ========    ========    ========
Basic earnings per share before extraordinary item.........  $   2.38    $   3.79    $   2.10
Extraordinary item -- loss on early retirement of debt, net
  of applicable income tax benefit.........................        --          --        (.07)
                                                             --------    --------    --------
Basic net earnings per share...............................      2.38        3.79        2.03
                                                             ========    ========    ========
Weighted average shares outstanding, basic basis...........    29,811      27,921      23,355
                                                             ========    ========    ========
Diluted net earnings.......................................  $ 71,116    $108,155    $ 50,450
                                                             ========    ========    ========
Diluted net earnings per share before extraordinary item...  $   2.27    $   3.23    $   1.76
Extraordinary item -- loss on early retirement of debt, net
  of applicable income tax benefit.........................        --          --        (.06)
                                                             --------    --------    --------
Diluted net earnings per share.............................  $   2.27    $   3.23    $   1.70
                                                             ========    ========    ========
Weighted average shares outstanding, diluted basis.........    31,336      33,474      29,599
                                                             ========    ========    ========
Retained earnings, beginning of year.......................  $265,567    $167,222    $125,092
  Dividends declared.......................................    (8,635)     (7,347)     (5,178)
  Net earnings.............................................    70,853     105,692      47,308
                                                             --------    --------    --------
Retained earnings, end of year.............................  $327,785    $265,567    $167,222
                                                             ========    ========    ========

                       See Notes to Financial Statements.

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999        1998         1997
                                                            --------    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings............................................  $ 70,853    $ 105,692    $ 47,308
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Extraordinary item: loss on early retirement of
       LYONs..............................................        --           --       2,880
     Amortization of LYONs original issue discount and
       issuance costs.....................................       602        4,432       5,939
     Provision for losses on notes receivable.............       190          240         195
     Equity in earnings of subsidiaries...................   (60,544)    (106,962)    (57,442)
     Gain on sales of investments.........................    (3,248)      (8,381)       (746)
     Net increase (decrease) in income taxes..............   (16,303)     (21,280)     19,820
     Loss on sales of real estate.........................       156           --          --
     Net increase in prepaid expenses and other assets....    (3,879)      (1,245)        (99)
     Net increase in accounts payable and accrued
       liabilities........................................     3,974        6,769       1,748
                                                            --------    ---------    --------
          Net cash provided by (used in) operating
            activities....................................    (8,199)     (20,735)     19,603
                                                            --------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments......................     7,055        6,645       7,491
  Purchases of investments................................    (4,024)     (21,930)    (12,217)
  Proceeds from sales of real estate......................       433           --          --
  Collections of notes receivable.........................     1,405          490       1,590
  Additions to notes receivable...........................    (8,801)          --          --
  Additions to investment in subsidiaries.................      (516)      (5,050)     (7,055)
  Lease (purchases) sales.................................    13,606           --          --
                                                            --------    ---------    --------
          Net cash provided by (used in) financing
            activities....................................     9,158      (19,845)    (10,191)
                                                            --------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings..............................................   105,216       46,236          --
  Principal payments......................................   (27,018)     (20,250)     (3,000)
  Dividends paid..........................................    (8,192)      (6,340)     (4,703)
  Purchases of treasury stock.............................   (81,904)          --          --
  Exercise of stock options...............................     2,488       22,868       1,424
  Net borrowings from (payments to) subsidiaries..........     7,672          817      (6,055)
                                                            --------    ---------    --------
          Net cash provided by (used in) financing
            activities....................................    (1,738)      43,331     (12,334)
                                                            --------    ---------    --------
Net increase (decrease) in cash and cash equivalents......      (779)       2,751      (2,922)
Cash and cash equivalents at beginning of year............     2,751           --       2,922
                                                            --------    ---------    --------
Cash and cash equivalents at end of year..................  $  1,972    $   2,751    $     --
                                                            ========    =========    ========

                       See Notes to Financial Statements.

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
            AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fidelity National Financial, Inc. (the "Company") transacts substantially all of its business through its subsidiaries. The Parent Company Financial Statements should be read in connection with the aforementioned Consolidated Financial Statements and Notes thereto included elsewhere herein.

B. NOTES PAYABLE

     Notes payable consist of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Bank revolving credit facility, as amended, secured by
  common stock of certain Insurance Subsidiaries and a
  certain UTC, interest due monthly at LIBOR plus 1.15%
  (6.97% at December 31, 1999), unused portion of $25,500
  and $53,698 at December 31, 1999 and 1998, due July 2001,
  repaid and terminated March 2000..........................  $124,500     $ 46,302
Liquid Yield Option Notes, zero coupon, convertible
  subordinated notes due 2009 with interest at 5.5%,
  converted or redeemed in February 1999....................        --       71,307
                                                              --------     --------
                                                              $124,500     $117,609
                                                              ========     ========

     In the normal course of business the Company enters into off-balance sheet credit risk. This credit risk is in the form of guarantees and support agreements. The Company believes that this credit risk is adequately secured.

C. SUPPLEMENTAL CASH FLOW INFORMATION

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Cash paid during the year:
  Interest............................................  $ 8,865    $ 1,691    $ 1,931
                                                        =======    =======    =======
  Income taxes........................................  $62,128    $77,277    $17,325
                                                        =======    =======    =======
Non-cash investing and financing activities:
  Dividends declared and unpaid.......................  $ 2,712    $ 2,270    $ 1,254
                                                        =======    =======    =======
  Acquisitions........................................  $    --    $ 6,250    $24,377
                                                        =======    =======    =======
  Retirement of LYONs.................................  $    --    $    --    $26,463
                                                        =======    =======    =======
  Conversion of LYONs.................................  $70,286    $ 9,201    $   888
                                                        =======    =======    =======

D. CASH DIVIDENDS RECEIVED

     The Company has received cash dividends from subsidiaries and affiliates of $21.1 million, $14.2 million and $5.0 in 1999, 1998 and 1997, respectively.

                                                                      SCHEDULE V

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

             COLUMN A                 COLUMN B             COLUMN C             COLUMN D       COLUMN E
             --------                ----------    ------------------------    -----------    ----------
                                                          ADDITIONS
                                                          ---------
                                     BALANCE AT    CHARGE TO                                  BALANCE AT
                                     BEGINNING     COSTS AND       OTHER        DEDUCTION       END OF
            DESCRIPTION              OF PERIOD     EXPENSES     (DESCRIBED)    (DESCRIBED)      PERIOD
            -----------              ----------    ---------    -----------    -----------    ----------
Year ended December 31, 1999:
  Reserve for claim losses.........   $224,534      $52,713       $(4,310)(1)    $32,975(2)    $239,962
  Allowance on:
     Leases and residual interests
       in securitizations..........     10,482       20,628            --         17,149(3)      13,961
     Trade receivables.............      6,733          581            --          1,917(3)       5,397
     Notes receivable..............      2,064           --            --            310(3)       1,754
  Real estate allowance............      1,752          155          (275)(1)        430(4)       1,202
  Amortization of cost in excess of
     net assets acquired and other
     intangible assets.............     16,722        7,908            --             --         24,630
Year ended December 31, 1998:
  Reserve for claim losses.........   $201,674      $59,294       $    --        $36,434(2)    $224,534
  Allowance on:
       Leases and residual
          interests in
          securitizations..........      2,640       18,813            --         10,971(3)      10,482
       Trade receivables...........      5,153        3,287            --          1,707(3)       6,733
       Notes receivable............      1,758          344            --             38(3)       2,064
  Real estate allowance............      1,514          238            --             --          1,752
  Amortization of cost in excess of
     net assets acquired and other
     intangible assets.............     13,028        3,694            --             --         16,722
Year ended December 31, 1997:
  Reserve for claim losses.........   $196,527      $41,558       $   124(1)     $36,535(2)    $201,674
  Allowance on:
       Leases and residual
          interests in
          securitizations..........        355        2,114         3,130(1)       2,959(3)       2,640
       Trade receivables...........      6,831        1,920         204(1)         3,802(3)       5,153
       Notes receivable............      2,662        2,384          (153)(1)      3,135(3)       1,758
  Real estate allowance............      4,467          330            --          3,283(4)       1,514
  Amortization of cost in excess of
     net assets acquired and other
     intangible assets.............      8,322        4,706            --             --         13,028

---------------
(1) Represents net reserve for claim losses and other allowances assumed and relieved from sales and acquisitions during the year.

(2) Represents payments of claim losses, net of recoupments.

(3) Represents uncollectible accounts written-off, change in reserve due to reevaluation of specific items and change in reserve due to sale of certain assets.

(4) Represents reduction in the reserve balance due to the sale of real estate property.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3         Charter and Bylaws of the Issuer
 3.1       Restated Certificate of Incorporation of Registrant,
           incorporated by reference from Form S-3, Registration No.
           333-65837
 3.2       Restated Bylaws of Registrant, incorporated by reference
           from Form S-3, Registration No. 333-65837
10         Material Contracts
10.1       Employment Agreement effective as of April 1, 1991, between
           William P. Foley, II and Fidelity National Financial, Inc.,
           incorporated by reference from Form 10-K filed March 23,
           1992
10.1.1     First amendment to Employment Agreement between William P.
           Foley, II and Fidelity National Financial, Inc., effective as of January 1, 1996, incorporated by reference from Form
           10-K filed March 31, 1997
10.1.2     Employment Agreements effective as of January 1, 1996
           between four key executives and Fidelity National Financial,
           Inc., incorporated by reference from Form 10-K filed March
           31, 1997
10.1.2.1   First amendments and revisions to Employment Agreements
           between four key executives and Fidelity National Financial,
           Inc., effective January 1, 1997 and April 1, 1997,
           incorporated by reference from Form 10-K filed March 30,
           1998
10.1.4     Employment Agreement effective as of October 1, 1998 between a key executive and Fidelity National Financial, Inc.,
           incorporated by reference from Form 10-K filed March 31,
           1999
10.4       Fidelity National Financial, Inc. 1987 Stock Option Plan,
           incorporated by reference from Form S-1, Registration No.
           33-11321
10.4.1     Amendments to Fidelity National Financial, Inc. 1987 Stock
           Option Plan approved by the stockholders of the Company on
           March 24, 1989, incorporated by reference from Form S-8,
           Registration No. 33-34300
10.5       Fidelity National Financial, Inc. 1987 Employee Stock
           Purchase Plan, incorporated by reference from Form S-1,
           Registration No. 33-11321
10.5.1     Amendments to Fidelity National Financial, Inc. 1987
           Employee Stock Purchase Plan approved by the stockholders of the Company on March 24, 1989, incorporated by reference
           from Form S-8, Registration No. 33-15027
10.5.2     Amendments to Fidelity National Financial, Inc. 1987
           Employee Stock Purchase Plan, incorporated by reference from
           Form S-8, Registration No. 33-45709
10.5.3     Amendments to Fidelity National Financial, Inc. 1987
           Employee Stock Purchase Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from
           Form S-8, Registration No. 33-64836
10.5.4     Amendments to Fidelity National Financial, Inc. 1987 Stock
           Purchase Plan approved by the stockholders of the Company on
           June 20, 1995, incorporated by reference from Form S-8,
           Registration No. 33-61983
10.6       Fidelity National Financial, Inc. 401(k) Profit Sharing
           Defined Contribution Plan and Trust adopted January 1, 1990, incorporated by reference from Form 10-K filed January 29,
           1991
10.6.1     Amendments to Fidelity National Financial, Inc. 401(k)
           Profit Sharing Plan, incorporated by reference from Form
           S-8, Registration No. 33-56514
10.7       Fidelity National Financial, Inc. 1991 Stock Option Plan,
           approved by the stockholders of the Company on July 15,
           1992, incorporated by reference from Form S-8, Registration
           No. 33-45272

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.7.1     Amendments to Fidelity National Financial, Inc. 1991 Stock
           Option Plan approved by the stockholders of the Company on
           June 15, 1993, incorporated by reference from Form S-8,
           Registration No. 33-64834
10.7.2     Amendment to Fidelity National Financial, Inc. 1991 Stock
           Plan, approved by the stockholders of the Company on June
           14, 1994, incorporated by reference from Form S-8,
           Registration No. 33-83026
10.7.3     Amendment to Fidelity National Financial, Inc. 1991 Stock
           Option Plan and the 1998 Stock Option Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111
10.8       1996 Omnibus Stock Option Plan (Granite), incorporated by
           reference from Form S-8, Registration No. 333-48411
10.9       Two Stock Option Agreements and Amended Stock Award
           Agreement (Alamo), incorporated by reference from Form S-8,
           Registration No. 333-64229
10.10      Agreement of Limited Partnership of Folco Mission Valley
           Partners Limited Partnership, a California limited
           partnership, dated August 8, 1991, by Folco Development
           Corporation, an Arizona corporation, as general partner, and
           Fidelity National Title Insurance Company, an Arizona
           corporation, as limited partner, incorporated by reference from Form 10-K filed March 23, 1992
10.10.2    Office Building Lease dated October 1, 1991 between Folco
           Mission Valley Partners Limited Partnership, a California
           limited partnership, as Landlord, and Fidelity National
           Title Insurance Company, an Arizona corporation, as Tenant, incorporated by reference from Form 10-K filed March 23,
           1992
10.12      Form of First Amendment to Office Building Lease between
           Folco Development Corporation, an Arizona corporation, as
           Landlord, and Fidelity National Title Insurance Company, an
           Arizona corporation, as Tenant, with respect to nine office buildings, and the schedule of such buildings, incorporated by reference from Form 10-K filed March 23, 1992
10.14      Goodyear Investors Number II Partnership Agreement dated
           October 7, 1986 among Manchester Development Corporation,
           Folco Development Corporation Defined Benefit Pension Plan,
           Enfield Construction Company, et al., incorporated by
           reference from Form S-1, Registration No. 33-11321
10.18      Wilmac III Limited Partnership Certificate and Agreement of
           Limited Partnership, dated December 31, 1987 by and among
           Manchester Development Corporation, Stephen L. McCartney,
           Frank P. Willey and Robert P. Coluccio, incorporated by
           reference from Form 10-K filed January 29, 1989
10.35      Fidelity National Financial, Inc. 1993 Stock Plan, approved by stockholders of the Company on June 14, 1994,
           incorporated by reference from Form S-8, Registration No.
           33-83026
10.43      Stock Purchase Agreement dated as of August 18, 1995 by and among William D. Rothenberg, Marshall D. Wexler, Southern
           California Title Company and Fidelity National Financial,
           Inc., incorporated by reference from Form 10-K filed March
           25, 1996
10.44      Acquisition Agreement dated September 13, 1995 by and among
           Fidelity National Financial, Inc. and Nations Holding Group,
           Inc. and its wholly-owned subsidiary Nations Title Inc. to acquire all of the issued and outstanding shares of Nations
           Title Inc., incorporated by reference from Form 10-K filed
           March 25, 1996
10.45      Agreement for Purchase and Sale of Stock dated November 4,
           1996 by and between Fidelity National Financial, Inc. and
           the Stockholders of CRM, Inc., incorporated by reference
           from Form 10-K filed March 31, 1997

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.46      Stock Purchase and Loan Agreement by and among ATC Holdings,
           Inc., Fidelity National Financial, Inc. and American Title
           Company, incorporated by reference from Form 10-K filed
           March 30, 1998
10.47      Agreement and Plan of Reorganization dated as of August 15,
           1997 by and among Fidelity National Financial, Inc., First
           Title Corporation, Ernest N. Moore, Jeanene S. Moore and T.
           Frank Jordan and First Title Acquisition Corporation,
           incorporated by reference from Form 10-K filed March 30,
           1998
10.48      Agreement and Plan of Reorganization dated September 1997 by and among Fidelity National Financial, Inc., ICS Ifland
           Credit Services, Inc., Rick W. Ifland and ICS Acquisition
           Corporation, incorporated by reference from Form 10-K filed
           March 30, 1998
10.49      Agreement and Plan of Reorganization by and among Fidelity
           National Financial, Inc.; Bron Acquisition Corporation, Bron
           Research, Inc., and the Shareholders of Bron Research, Inc.,
           dated as of September 24, 1997, incorporated by reference
           from Form 10-K filed March 30, 1998
10.50      Agreement and Plan of Reorganization dated as of September
           12, 1997, by and among Fidelity National Financial, Inc.,
           Credit Reports, Inc., Colin Howard Friedman and Hedy Kramer
           Friedman, as trustees of the Friedman Family Trust UDT,
           dated July 23, 1987, Colin H. Friedman, Farid Meshkatai and
           CRI Acquisition Corporation, incorporated by reference from
           Form 10-K filed March 30, 1998
10.51      Agreement and Plan of Reorganization dated as of September
           12, 1997 by and among Fidelity National, Inc., Express
           Network, Inc., Colin Howard Friedman and Hedy Kramer
           Friedman, as trustees of the Friedman Family Trust UDT,
           dated July 23, 1987, Farid Meshkatai, and Anita Kramer
           Meshkatai, as Trustee of the Anita Kramer Living Trust,
           dated July 23, 1987, Colin H. Friedman, and ENI Acquisition
           Corporation, incorporated by reference from Form 10-K filed
           March 30, 1998
10.52      Fidelity National Financial, Inc. Liquid Yield Option Notes,
           due 2009 (zero coupon-subordinated) Exchange Agreement dated
           October 17, 1997, incorporated by reference from Form 10-K filed March 30, 1998
10.53      Stock and Asset Purchase Agreement dated as of May 22, 1997, by and between Randall F. Zurbach and John C. Wilbur, Jr.
           and Fidelity National Financial, Inc., incorporated by
           reference from Form 10-K filed March 30, 1998
10.54      Agreement and Plan of Merger, dated November 17, 1997 by and among Fidelity National Financial, Inc.; Granite Acquisition
           Corporation and Granite Financial, Inc., incorporated by
           reference from Form S-4, Registration No. 333-44153
10.56      Agreement and Plan of Merger, dated May 6, 1998 by and among
           Fidelity National Financial, Inc.; AT Merger, Inc. and Alamo
           Title Holding Company, incorporated by reference from Form
           S-4, Registration No. 333-58573
10.57      Agreement of Plan of Reorganization, dated May 14, 1998, by and among ACS Systems, Inc., a California Corporation, ACS
           Merger, Inc., a Delaware Corporation, Micro General
           Corporation, a Delaware Corporation, and Fidelity National
           Financial, Inc., a Delaware Corporation, incorporated by
           reference from Form 10-K filed March 31, 1999
10.57.1    Agreement of Merger, dated May 14, 1998, by and among ACS
           Systems, Inc., a California Corporation, ACS Merger, Inc., a
           Delaware Corporation, Micro General Corporation, a Delaware
           Corporation, and Fidelity National Financial, Inc., a
           Delaware Corporation, incorporated by reference from Form
           10-K filed March 31, 1999

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.59      Stock Purchase Agreement, dated as of August 31, 1998, by
           and among Granite Financial, Inc., Fidelity National
           Financial, Inc., Lexington Capital Corporation, and The
           Shareholders of Lexington Capital Corporation, incorporated by reference from Form 10-K filed March 31, 1999
10.60      Agreement and Plan of Merger, dated as of August 1, 1999, by and between Fidelity National Financial, Inc. and Chicago
           Title Corporation and amended as of October 13, 1999,
           incorporated by reference from Form S-4, Registration No.
           333-89163
10.61      Credit Agreement, dated as of February 10, 2000, among
           Fidelity National Financial, Inc., as borrower, Bank of
           America, N.A., Chase Securities Inc., Morgan Stanley Senior
           Funding, Inc., and various Financial Institutions, as
           Lenders, incorporated by reference from Form 8-K, dated
           February 9, 2000 and filed February 15, 2000
11         Computation of Basic and Diluted Earnings per Share
21         List of Subsidiaries
23         Independent Auditors' Consent
27         Financial Data Schedule -- December 31, 1999