Form 10-K/A
period 1999-12-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2000-04-28
CIK 809398

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

DELAWARE
                                                                 86-0498599
STATE OR OTHER JURISDICTION                                   (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

17911 VON KARMAN AVENUE, SUITE 300           92614                  (949) 622-4333
IRVINE, CALIFORNIA                         (ZIP CODE)       REGISTRANT'S TELEPHONE NUMBER,
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        INCLUDING AREA CODE)

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

         As of April 10, 2000, 66,934,696 shares of Common Stock ($.0001 par value) were outstanding, and the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $897,638,000. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date.
================================================================================

PART III

ITEM 10. DIRECTORS AND THE EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the director nominees, all directors, and all executive officers, and certain information about them, are set forth below:

                                                                                                                        DIRECTOR
        NAME                                     AGE                         PRINCIPAL OCCUPATION                        SINCE
        ----                                     ---                         --------------------                       --------

        William P. Foley, II                      55          Chairman of the Board and Chief Executive Officer           1984

        Frank P. Willey                           46          Vice Chairman of the Board                                  1986

        John J. Burns, Jr.                        68          Director                                                    2000

        John F. Farrell, Jr.                      62          Director                                                    2000

        Philip G. Heasley                         50          Director                                                    2000

        William A. Imparato                       53          Director                                                    1986

        Donald M. Koll                            67          Director                                                    1995

        Daniel D. (Ron) Lane                      65          Director                                                    1989

        General William Lyon                      77          Director                                                    1998

        J. Thomas Talbot                          64          Director                                                    1990

        Cary H. Thompson                          43          Director                                                    1992

        Richard P. Toft                           63          Director                                                    2000

        Patrick F. Stone                          52          President and Chief Operating Officer                        N/A

        Alan L. Stinson                           54          Executive Vice President, Chief Financial Officer            N/A

        Andrew F. Puzder                          49          Executive Vice President, Legal                              N/A

        Peter T. Sadowski                         45          Executive Vice President, General Counsel                    N/A

        Raymond R. Quirk                          53          Executive Vice President                                     N/A

        Ronald R. Maudsley                        48          Executive Vice President                                     N/A

        Ernest D. Smith                           49          Executive Vice President                                     N/A

        William Massey                            54          Executive Vice President                                     N/A


                                                                                                                        DIRECTOR
        NAME                                     AGE                         PRINCIPAL OCCUPATION                        SINCE
        ----                                     ---                         --------------------                       --------

        Christopher Abbinante                     49          Executive Vice President                                     N/A

        Brent B. Bickett                          35          Senior Vice President, Financial Operations                  N/A

        Edward J. Dewey                           54          Senior Vice President                                        N/A

        M'Liss Jones Kane                         47          Senior Vice President, Corporate Counsel                     N/A
                                                              and Corporate Secretary

        Gary R. Nelson                            52          Senior Vice President                                        N/A

        H. Lee Kolodny                            32          Senior Vice President, Corporate Counsel                     N/A

        Hon Chan                                  40          Senior Vice President, Assistant General Counsel             N/A

        Patrick Farrenga                          32          Vice President, Treasurer                                    N/A

         WILLIAM P. FOLEY, II

         Mr. Foley is the Chairman of the Board and Chief Executive Officer of the Company and has been since its formation in 1984. Mr. Foley was President of the Company from its formation in 1984 until December 31, 1994. Mr. Foley is also currently serving as Chairman of the Board of CKE Restaurants, Inc., American National Financial, Inc., Rally's Hamburgers, Inc., Checkers Drive-In Restaurants, Inc. and Santa Barbara Restaurant Group, Inc. Additionally, he is Co-Chairman of the Board of Directors of Micro General Corporation, and a director of Fresh Foods, Inc. and Miravant Medical Technologies, Inc.

         FRANK P. WILLEY

         Mr. Willey is Vice Chairman of the Company. He served as President and a director of the Company from January 1, 1995 through March 20, 2000. He served as an Executive Vice President and General Counsel of the Company from its formation until December 31, 1994. He has served in various capacities with subsidiaries and affiliates of the Company since joining it in 1984. Mr. Willey is also a director of CKE Restaurants, Inc., Santa Barbara Restaurant Group, Inc., and Ugly Duckling Holding, Inc.

         JOHN JOSEPH BURNS, JR.

         Mr. Burns is the Chief Executive Officer and a Director of Alleghany Corporation and has been since 1992. From 1977 to 1992, he was President and a Director of Alleghany Corporation. He is a director of World Minerals, Inc., Underwriters Reinsurance Co. and Burlington Northern Santa Fe Corporation..

         JOHN F. FARRELL, JR.

         Mr Farrell is Chairman of Automatic Service Company and has been since 1997. From 1985 through 1994 he was Chairman and Chief Executive Officer of North American Mortgage Company. Mr. Farrell was Chairman of Integrated Acquisition Corporation from 1984 through 1989. He was a partner with Oppenheimer and Company from 1972 through 1984.

         PHILIP G. HEASLEY

         Mr. Heasley is President and Chief Operating Officer of U.S. Bancorp and has been since July 1999. From 1994 to 1990 he served as Vice Chairman of U.S. Bancorp. From 1990 to 1994 he was Executive Vice President of U.S. Bancorp (formerly First Bank). From 1978 to 1990 he was Senior Vice President of U.S. Bancorp (formerly First Bank). From 1978 through 1987 he held various positions at Citicorp including President and Chief Operating Officer.

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

         DANIEL D. (RON) LANE

         Mr. Lane has been a director of the Company since September 1989. Since February 1983 he has been a principal, Chairman and Chief Executive Officer of Lane/Kuhn Pacific, Inc., a corporation that consists of several community development and home-building partnerships, all of which are headquartered in Newport Beach, California. Mr. Lane has also served as a director of Hawaiian Airlines, Inc. since January 1990, as a director of Resort Income Investors, Inc. since September 1990 and as Chairman of the Board and Chief Executive Officer of Pro Shot Golf, Inc. since August 1994. He is Vice Chairman of the Board of Directors of CKE Restaurants, Inc.

         GENERAL WILLIAM LYON

         General Lyon is Chairman of the Board, President and Chief Executive Officer of William Lyon Homes, Inc. and affiliated companies which are headquartered in Newport Beach, California. In 1989, General Lyon formed Air/Lyon, Inc. which included Elsinore Service Corp. and Martin Aviation located at John Wayne Airport. He has been Chairman of the Board of The William Lyon Company since June, 1985.

         J. THOMAS TALBOT

         Mr. Talbot has been a director of the Company since December 1990. He was formerly Chairman of the Board and Chief Executive Officer of HAL, Inc. and its subsidiaries Hawaiian Airlines Inc. and West Maui Airport, and served in various executive capacities with those companies until June 1991. Between August 1992 and March 1994, Mr. Talbot was Chairman and Chief Executive Officer of Alliance Bancorp, which was being liquidated. Mr. Talbot has been a general partner of Shaw & Talbot, a real estate investment and development company, since 1975. He was Chairman of Jet America Airlines from 1981 to 1987, when it merged with Alaska Air Group. Mr. Talbot is currently serving as a director of the Hallwood Group, Showbiz Pizza Time, Inc., Koll Real Estate Group, Hemmeter Enterprises, Inc. and the Baldwin Company.

         CARY H. THOMPSON

         Mr. Thompson has been a director of the Company since July 1992. Mr. Thompson is currently a Senior Managing Director with Bear Stearns & Co., Inc., Chief Operating Officer an da director of Aames Financial Corporation. Mr. Thompson was a managing director of Nat West Markets from May of 1994 through March of 1995. Mr. Thompson was Senior Vice President and managed the West Coast Financial Institutions Group for Oppenheimer & Co., Inc. from 1989 to May 1994. Prior to that time, he was a partner with the law firm of Manatt, Phelps, Rothenberg and Phillips.

         RICHARD PAUL TOFT

         Mr. Toft is currently the Non-Executive Chairman of Alleghany Asset Management, Inc. and has been since April 1, 2000. He was Chairman and Chief Executive Officer of Alleghany Asset Management, Inc. from October of 1995 through April 1, 2000. He served as a Senior Vice President of Alleghany Corporation from March 30, 1990 through October 1995 and in various capacities at Chicago Title Corporation from February 1981 through March 20, 2000, most recently serving as Chairman of the Board. From 1972 through May of 1981 he served as Vice President and Treasurer of Lincoln National Corporation. Mr. Toft is also a director of Peoples Energy Corporation of Chicago.

         PATRICK F. STONE

         Mr. Stone was elected President of the Company effective March 20, 2000. He was elected Chief Operating Officer of the Company on March 25, 1997. From May 1995 through March 1997 he was an Executive Vice President of the Company and President of Fidelity National Title Insurance Company and four other underwriters of the Company. From February 1989 to May 1995 he was President of Fidelity National Title Company of Oregon. He is Co-Chairman of the Board of Micro General Corporation.

         ALAN L. STINSON

         Mr. Stinson joined the Company in October, 1998 as Executive Vice President, Financial Operations of the Company. Prior to his employment with the Company, Mr. Stinson was Executive Vice President and Chief Financial Officer of Alamo Title Holding Company. From 1968 to 1994, Mr. Stinson was employed by Deloitte & Touche, LLP. He was a partner with Deloitte & Touche, LLP from 1980 to 1994.

         ANDREW F. PUZDER

         Mr. Puzder is Executive Vice President, Legal of the Company and has been since March, 2000, and has served in various capacitites including Executive Vice President and General Counsel since 1995. He has been Executive Vice President, General Counsel and Secretary of CKE Restaurants, Inc. since February 1997. Mr. Puzder also serves as Chief Executive Officer of SBRG, where he has been since August 1997. From March 1994 to December 1994, he was a partner with the law firm of Stradling , Yocca, Carlson & Rauth. Prior to that, he was a partner with the law firm of Lewis, D=Amato, Brisbois & Bisgard, from September 1991 through March 1994, and he was a partner of the Stolar Partnership from February 1984 through September 1991. Mr. Puzder is a member of the Board of Directors of SBRG, Pierre Foods, Aspeon, Inc. and Checkers.

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

         RAYMOND R. QUIRK

         Mr. Quirk has been an Executive Vice President of the Company since March 20, 2000. He has been a Vice President of the Company since June 1993, and has been an Executive Vice President and a Regional Manager of Fidelity National Title Insurance Company since August 1991. Mr. Quirk has been employed by Fidelity National Title Insurance Company in other management positions since November 1987.

         RONALD R. MAUDSLEY

         Mr. Maudsley has been an Executive Vice President of the Company since March 20, 2000. He was a Vice President of the Company from June 17, 1998 to March 20, 2000. Mr. Maudsley serves as Regional Manager for all agency operations nationwide. Mr. Maudsley joined Fidelity National Title Insurance Company in 1988 as an Executive Vice President.

         ERNEST D. SMITH

         Mr. Smith has been an Executive Vice President of the Company since March 20, 2000. He was a Vice President of the Company from June 17, 1998 to March 20, 2000. He is currently responsible for the seven divisions encompassing FlexNet (bundled services): Fidelity National Lender Division; Fidelity National Credit Services; Fidelity National Flood, Inc.; Fidelity National Tax Services; Nationwide Document and Recording; Fidelity National Foreclosure Services (Trustee Sales Guarantee, Agency Sales and Posting); and Fidelity National Appraisal. Mr. Smith serves as Regional Manager for all Title and Escrow Operations in Southern California. Mr. Smith joined Fidelity National Title Insurance Company in 1987 as President of its San Francisco Division.

         BRENT B. BICKETT

         Mr. Bickett was appointed Senior Vice President, Corporate Finance of the Company in January 1999. He also serves as the Senior Vice President, Corporate Finance for Santa Barbara Restaurant Group, Inc. From August 1990 until January 1999, Mr. Bickett was a member of the Investment Banking Division of Bear, Stearns & Co., Inc., serving since 1997 as a Managing Director of the Firm's real estate, gaming, lodging and leisure group.

         WILLIAM MASSEY

         Mr. Massey has been Executive Vice President of the company since March 20, 2000. He has held various positions at the Trust and Underwriters Subsidiary level since April 12, 1989.

         CHRISTOPHER ABBINANTE

         Mr. Abbinante has been Executive Vice President of the Company since March 20, 2000. He was the Senior Vice President of the Company since March 20, 2000. He was the Senior Vice President and Manager of the Eastern Division of Chicago Title from April 25, 1989 to March 20, 2000, and has held various executive positions at Chicago=s Trust and Underwriter Subsidiaries since July 1, 1991.

         EDWARD DEWEY

         Mr. Dewey is Senior Vice President of the Company and has been since March 20, 2000. He has served in various capacities and Fidelity National Title Insurance Company including Banking Administration and Executive Officer to the Chairman of the Board from May 1993 to March 20, 2000.

         M'LISS JONES KANE

         Ms. Kane has been Senior Vice President, Corporate Counsel and Corporate Secretary since March 17, 1999. From September 15, 1997 to March 17, 1999 she was Senior Vice President, General Counsel and Corporate Secretary of the Company. She joined the Company in March, 1995 as a Senior Vice President and Corporate Counsel of the Company and became Corporate Secretary in April 1995 serving in these capacities until September 15, 1997. Prior to that she was with the ICN Pharmaceuticals, Inc. group of companies from March of 1990 as Vice President, General Counsel and Secretary of ICN Biomedicals, Inc. and subsequently became Vice President, General Counsel and Secretary of SPI Pharmaceuticals, Inc.

         GARY R. NELSON

         Mr. Nelson has been a Senior Vice President of the Company since March 20, 2000. He was a Vice President of the Company from September 26, 1994 to March 20, 2000. From August 1993 to September 1994 he was Chief Financial Officer of World Title Company. From May 1991 to July 1993 Mr. Nelson was Senior Vice President of Mergers and Acquisitions of the Company. From January 1988 to May 1991 he was a Vice President, Chief Financial Officer and Treasurer of the Company. Mr. Nelson is a certified public accountant.

         HON CHAN

         Mr. Chan has been Senior Vice President, Regulatory Counsel of the Company since April 1, 2000. He has been a staff attorney at the California Department of Insurance for the past 15 years. He was Senior Staff Counsel in the Corporatate affairs Bureau from January 1992 to January 1999 when he became Senior Staff Counsel in the Conservation and Liquidation Bureau of the Legal Division.

         H. LEE KOLODNY

         Mr. Kolodny has been Senior Vice President, Corporate Counsel since February 2000. From October 1994 to February 2000, Mr. Kolodny was an associate with Stradling, Yocca, Carlson & Rauth.

         PATRICK FARENGA

         Mr. Farenga has been Vice President, Treasurer of the Company since April 26, 2000. He has held various positions at Chicago Title from July 1996 to April 25, 2000, including Manager, Treasury Analysis, and Assistant Vice President and business Unit Controller, Real Estate Services. Mr. Farenga is a Certified Public Accountant.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following Summary Compensation Table shows compensation paid by the Company for services rendered during fiscal years 1999, 1998 and 1997 for the Company's Chief Executive Officer and the four most highly compensated current executive officers whose salary and bonus exceeded $100,000 in 1999.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

                                                                                      LONG TERM
                                                                            OTHER    COMPENSATION
                                                                            ANNUAL      AWARDS-        ALL OTHER
NAME AND PRINCIPAL                                           BONUS      COMPENSATION  OPTIONS($)     COMPENSATION
   POSITION                        YEAR       SALARY($)     ($)(1)           (2)       (1)(3)(4)       ($)(5)
------------------                 ----      ---------      ------      ------------ -------------   ------------
William P. Foley, II               1999      $600,000      $  392,940      $187,139      $ 98,235      $46,870
Chairman of the Board              1998       600,000       1,954,281       119,827       195,376       13,682
and Chief Executive Officer        1997       600,000       1,380,754        88,215       187,000       35,986

Patrick F. Stone,                  1999       390,629         187,470            --        19,647       24,375
President and Chief Operating      1998       325,000         586,284            --        53,113           --
Officer                            1997       318,750         408,226            --        40,004       22,500

Raymond R. Quirk                   1999       268,750         197,176         6,000        49,294       10,000
Executive Vice President           1998            --              --            --            --           --
                                   1997            --              --            --            --           --

Ronald R. Maudsley,                1999       268,750         193,176         6,000       177,458       15,000
Executive Vice President           1998       212,500         286,142         6,000       263,828       13,875
                                   1997       190,000         193,675         6,000       193,675           --

Ernest D. Smith,                   1999       268,750         192,176         6,000       118,306       15,000
Executive Vice President           1998       212,500         293,142         6,000       116,571       11,250
                                   1997       212,500         195,675         6,000       119,675       13,875

(1) Consists of cash bonuses in the years paid or deferred to reduce the exercise price of stock options granted to the above-noted key employees to less than fair market value of the common stock at the date of grant, pursuant to the Company's 1991 Stock Option Plan. Bonuses were awarded during the year following the fiscal year to which the bonuses relate, based on an evaluation by the Compensation Committee of the Board of Directors. The amount of deferred bonuses included in this column for 1999, 1998 and

         1997, the most recent three years for which the options were granted, are as follows: (i) Mr. Foley: $98,235 - 1999 bonus; $195,428 - 1998 bonus and $138,075 - 1997 bonus; (ii) Mr. Stone: $19,647 - 1999 bonus;
         $58,628 - 1998 bonus and $41,423 - 1997 bonus; (iii) Mr. Quirk: $19,647
         - 1999 bonus; no bonus deferred 1998 and $48,919 - 1997; (iv) Mr.
         Maudsley: $177,458 - 1999 bonus; $263,828 - 1998 bonus; and $193,675 -
         1997 bonus; (v) Mr. Smith: $118,306 - 1999 bonus; $116,571 - 1998 bonus and $195,675 - 1997 bonus.

(2) Certain incidental perquisites or other personal benefits for executive officers of the Company (not otherwise disclosed in this Proxy Statement) may result from expenses incurred by the Company or its subsidiaries in the interest of attracting and retaining qualified personnel. Except for Mr. Foley, the incremental cost to the Company and its subsidiaries of providing such incidental perquisites or other personal benefits for executive officers named in the Summary Compensation Table, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported in fiscal 1998 for the named executive officer. Other Annual Compensation for Mr. Foley included the cost of (i) a Company provided automobile -- $9,000 in 1999; $9,000 in 1998 and $9,000 in 1997 and (ii) tax and financial planning advice provided by third parties to Mr. Foley and Folco Development Corporation and personal use of Company assets by Mr. Foley and Folco Development Corporation -- $ 87,139 in 1999, $110,826.95 in 1998 and $79,215 in 1997.

(3) The number of options granted per year in this column for 1999, 1998 and 1997, the three-year period in which the options were granted, are as follows: (i) Mr. Foley: 1999 grant - 150,000 options granted under the 1998 Stock Option Plan and 39,086 options granted under the 1991 Stock Option Plan; 1998 grant - 165,000 options granted under the 1993 stock option plan and 30,376 options granted under the 1991 stock option plan; and 1997 grant - 165,000 options granted under the 1987 Stock Option Plan and 22,000 options granted under the 1991 Stock Option Plan; (ii) Mr. Stone: 1999 grant - 60,000 options granted under the 1998 Stock Option Plan and 11,726 options granted under the 1991 Stock Option Plan; 1998 grant - 44,000 options granted under the 1993 Stock Option Plan and 9,113 options granted under the 1991 Stock Option Plan; and 1997 grant - 33,000 options granted under the 1987 Stock Option Plan and 7,004 options granted under the 1991 Stock Option Plan;
         (iii) Mr. Quirk: 1999 grant - 10,000 options granted under the 1998 Stock Option Plan; 1998 grant - 110,000 options granted under the 1993 Stock Option Plan and 10,762 options granted under the 1991 Stock Option Plan; and 1997 grant - 18,150 options granted under the 1987 Stock Option Plan; (iv) Mr. Maudsley: 1999 grant - 10,000 options granted under the 1998 Stock Option Plan and 52, 766 options granted under the 1991 Stock Option Plan; 1998 grant - 110,000 options granted under the 1993 Stock Option Plan and 43,608 options granted under the 1991 Stock Option Plan; and 1997 grant - 18,150 options granted under the 1987 Stock Option Plan and 15,125 options granted under the 1991 Stock Option Plan; (v) Mr. Smith: 1999 grant - 10,000 options granted under the 1998 Stock Option Plan and 23,314 options granted under the 1991 Stock Option Plan; 1998 grant - 110,000 options granted under the 1993 Stock Option Plan and 43,048 options granted under the 1991 Stock Option Plan; and 1997 grant - 18,150 options granted under the 1991 Stock Option Plan.

(4) The Company does not have any long-term incentive plans or compensation plans pursuant to which stock appreciation rights or restricted stock is awarded to officers or directors. The number of options granted in 2000 for fiscal year 1999 to the named executives, which are not included in the table, are as follows: under the 1991 Stock Option Plan
         (i) Mr. Foley -- 19,647 shares; (ii) Mr. Stone -- 3,929 shares; (iii) Mr. Quirk B 9,859 shares; (iv) Mr. Maudsley B 35,492 shares; and (v) Mr. Smith B 23,661 shares; and under the 1998 Stock Option Plan (i) Mr. Foley -- 150,000 shares; (ii) Mr. Stone -- 75,000 shares; (iii) Mr. Quirk -- 30,000 shares; (iv) Mr. Maudsley -- 30,000 shares, and (v) Mr. Smith -- 30,000 shares.

(5) Includes Company cash contributions to the Employee Stock Purchase Plan on behalf of the individuals named in the Summary Compensation Table. All Other Compensation for Mr. Foley also includes imputed income of $1,687 for 1999; $1,466 for 1998; and $1,157 for 1997 respectively, from a joint life split dollar insurance policy.

OFFICER AND DIRECTOR LOANS

         The Board of Directors adopted an Employee and a Director Stock Purchase Loan Program. The Employee Plan authorized an aggregate amount of $7,900,000 be authorized to make loans to key employees to purchase shares of the Company's Common Stock through open market purchases or in privately negotiated transactions. The Director Plan authorized an aggregate amount of $750,000 to make loans to outside directors to purchase shares of the Company=s Common Stock through open market purchases or in privately negotiated transactions. The loans are at an interest rate of 5% for a term of five years immediately callable in the event of termination of employment or resignations a director, as the case may be.

         At December 31, 1999, the following named executives who participated in the Employee Plan had the following outstanding balances: William P. Foley, II -$3,000,000; Alan L. Stinson - $200,000; Frank P. Willey - $350,000; Patrick
F. Stone- $500,000; Andrew F. Puzder - $250,000; Randall Quirk - $ 300,889;
Peter Sadowski - $50,000; Ronald R. Maudsley - $ 350,000; and Ernest D. Smith - $350,000.

         At December 31, 1999, the following directors who participated in the Director Plan had the following outstanding balances: William A. Imparato - $ 150,000; Donald M. Koll - $ 150,000; Ronald Lane - $ 150,000; General William Lyon - $ 150,000; and J. Thomas Talbot - $ 150,000.

OPTION GRANTS

         The following table provides information as to options to purchase common stock granted to the named individuals during 1999 pursuant to the Company's 1998 and 1991 Stock Option Plans. The Company does not currently grant stock appreciation rights to officers or directors.

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                           PERCENT                                                               POTENTIAL
                                          OF TOTAL                                                           REALIZABLE VALUE
                          NUMBER OF        OPTIONS                                                              AT ASSUMED
                         SECURITIES      GRANTED TO      MARKET                                               ANNUAL RATES OF
                         UNDERLYING       EMPLOYEES     PRICE AT      EXERCISE OR                               STOCK PRICE
                           OPTIONS        IN FISCAL      DATE OF     BASE PRICE(1)    EXPIRATION             APPRECIATION FOR
      NAME               GRANTED(#)         YEAR          GRANT         ($/SH)           DATE                   OPTION TERM
      ----               ----------      ----------     --------     ------------     ----------         -----------------------
                                                                                                         5%($)            10%($)
                                                                                                         -----            ------
                                                          1998 STOCK OPTION PLAN

William P. Foley, II      150,000            8.6%       $14.625        $14.625         03/22/09        $1,379,637      $3,496,272

Patrick F. Stone           60,000           3.45%        14.625         14.625         03/22/09           551,855       1,398,509

Raymond R. Quirk           10,000           0.58%        14.625         14.625         03/22/09            91,975         223,084

Ronald R. Maudsley         10,000             (2)        14.625         14.625         03/22/09            91,975         223,084

Ernest D. Smith            10,000             (2)        14.625         14.625         03/22/09            91,975         223,084

                                                         1991 STOCK OPTION PLAN

William P. Foley, II       39,086            2.3%       $14.625         $9.275         03/22/11          $615,163      $1,268,412

Patrick F. Stone           11,726             (2)        14.625          9.275         03/22/11           184,552         380,530

Ronald R. Maudsley         52,766           3.04%        14.625          9.275         03/22/11

Ernest D. Smith            23,314           1.34%        14.625          9.275         03/22/11           366,932         756,582

                                                TOTAL -- 1998 AND 1991 STOCK OPTION PLANS

William P. Foley, II      189,086           10.9%       $14.625          $9.275-        03/22/09-       $1,994,800     $4,764,684
                                                                         14.625         03/22/11
                                             4.1%                                                          736,407      1,779,039
Patrick F. Stone           71,726                        14.625           9.275-        03/22/09-
                                                                         14.625         03/22/11            91,975        223,084

Raymond R. Quirk           10,000             (2)        14.625          14.625         03/22/11           548,170      1,460,055

Ronald R. Maudsley         62,766           3.63%        14.625           9.275-        03/22/99-          640,146      1,663,140
                                                                         14.625         03/22/11
Ernest D. Smith            33,314            1.9%        14.625           9.275-        03/22/99-          458,908        989,666
                                                                         14.625         03/22/11


(2) Represents less than 1%

(1) The options granted in 1999 under the 1991 Stock Option Plan were granted at an exercise price of $14.625 to key employees of the Company who applied deferred bonuses expensed in 1998 (see (1) of Summary Compensation Table) to the exercise price, thereby reducing such price to $9.275 per share if exercised within the first year of grant. The exercise price of these options decreases approximately $0.35 per year through March 22, 2004, and $0.22 per share from March 23, 2005, through March 23, 2010, at which time the exercise price will be $6.525. The options granted in 1999 under the 1998 Stock Option Plan were granted at an exercise price of $14.625.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table summarizes information regarding exercises of stock options by the named individuals during 1999 and unexercised options held by them as of December 31, 1999. The Company did not reprice any existing options during the last completed fiscal year.

                        AGGREGATED STOCK OPTION EXERCISES
              IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                        NUMBER OF                VALUE OF
                                                                       UNEXERCISED              UNEXERCISED
                                                                       OPTIONS AT              IN-THE-MONEY
                                                                         FY-END              OPTIONS AT FY-END
                            SHARES ACQUIRED    VALUE REALIZED       (#) EXERCISABLE         ($) EXERCISABLE/
      NAME                    EXERCISE (#)          ($)            UNEXERCISABLE(1)(2)      UNEXERCISABLE(1)(2)
      ----                  ---------------    --------------      -------------------      -------------------
William P. Foley, II                 0           $     --           1,475,145/150,000         $7,420,619/0

Patrick F. Stone                34,188            119,658              159,760/25,812            692,799/0

Raymond R. Quirk                     0                 --              116,082/92,500            548,056/0

Ronald R. Maudsley                   0                 --               80,266/82,500             13,191/0

Ernest D. Smith                      0                 --               93,832/92,500            118,901/0


----------

(1) Number of exercisable shares and corresponding values relate to options granted under the 1998, 1993, 1991 and 1987 Stock Option Plans. The exercise price varies based upon the exercise price at the time of grant and the amount of deferred bonus applied by the officer to reduce the exercise price. See Summary Compensation Table above. The value of unexercised options at year-end is calculated as the difference between the market value of the underlying security, $14.375 per share, and the exercise price of the option at year-end, less the bonus deferral. The exercise prices of the options at year-end were as follows: (i) Mr. Foley - options to purchase 150,000 shares at $14.625 per share under the 1998 Plan; 165,000 shares at $24.2618 per share under the 1993 plan; options to purchase 39,086 shares at $9.275 per share, options to purchase 8,784 shares at $2.6296 per share, options to purchase 30,746 shares at $5.1226 per share, options to purchase 46,119 shares at $6.4203 per share, options to purchase 62,888 shares at $2.5073 per share, options to purchase 30,376 shares at $19.3981 per share and options to purchase 24,200 shares at $5.7231 per share under the 1991 plan; and options to purchase 219,615 shares at $6.9155 per share, options to purchase 219,615 shares at $9.4773 per share, and options to purchase 219,615 shares at $10.4164 per share, options to purchase 199,650 shares at $9.579 per share and options to purchase 181,500 shares at $10.4336 per share under the 1987 plan; (ii) Mr. Stone - options to purchase 60,000 shares at $14.625; options to purchase 44,000 shares at $24.2618 per share under the 1993 Stock Option Plan; options to purchase 11,726 shares at $9.275 per share, 3,929 shares at $6.75 per share, and 6,432 shares at $5.1091 per share, options to purchase 2,928 shares at $2.6296 per share, options to purchase 41,557 shares at $6.4203 per share, options to purchase 9,113 shares at $19.3981 per share, options to purchase 7,704 shares at $5.4339 per share under the 1991 Stock Option Plan; and options to purchase 36,300 shares at $10.4336 per share under the 1987 Stock Option Plan; (iii) Mr. Quirk - options to purchase 10,000 shares at $14.625 per share under the 1998 Stock Option Plan, 110,000 shares at $24.2618 per share and options to purchase 21,961 shares at $6.9155 per share under the 1993 Stock Option Plan; options to purchase 9,427 shares at $2.5073 per share, options to purchase 7,320 shares at $5.1226 per share, options to purchase 10,980 shares at $6.4203 per share and options to purchase 10,762 shares at $19.3981 per share under the 1991 Stock Option Plan; and options to purchase 9,982 shares at $9.5791 per share and options to purchase 18,150 shares at $10.4336 per share under the 1987 Stock Option Plan; (iv) Mr. Maudsley - options to purchase 10,000 shares at $14.625 per share under the 1998 Stock Option Plan; options to purchase 110,000 options at $24.2618 under the 1993 Stock Option Plan; options to purchase 42,608 options at $19.3981 and options to purchase 52,766 shares at $9.275 per share under the 1991 Stock option plan; and (v) Mr. Smith - options to purchase 10,000 options at $14.625 under the 1998 Stock Option Plan; options to purchase 110,000 options at $24.2618 under the 1993 Stock Option Plan; options to purchase 43,048 options at $19.3981, options to purchase 23,314 shares at $9.275 per share under the 1991 Stock Option Plan.

(2) Number of unexercisable shares and corresponding value relate to options granted under the Company's 1998, 1993 and 1991 Stock Option Plans. The value of these unexercisable options represents the difference between the year-end market value of the underlying security of $14.375 per share and the option grant price.

EMPLOYMENT AGREEMENTS

         The Company entered into a five-year employment agreement (the "Agreement") with its Chairman and Chief Executive Officer, Mr. Foley, effective March 20, 2000, replacing an agreement due to expire March 31, 2001. His minimum annual base salary is $950,000. The Agreement includes other compensation and executive fringe benefits, including an annual merit bonus calculated based on the Company's return on equity before extraordinary items. There is a change in control provision enabling Mr. Foley to terminate this agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for Good Reason (as defined in the agreement as a change in control) or if Mr. Foley's employment is terminated following a change of control due to a breach of this Agreement then he shall receive (i) his salary through the date of termination,
(ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater number of years remaining in the term of employment, including partial years, or 3 years, (iii) immediate vesting of all options not vested at the date of termination, (iv) maintenance of all benefit plans and programs for Mr. Foley for the greater of 3 years or the number of years (including partial years) remaining in the Agreement. The Company obtained a covenant from Mr. Foley that he will not compete with the Company or disclose its trade secrets both during employment or in the event the agreement ends or Mr. Foley's employment is terminated. The Agreement allows the Company to terminate Mr. Foley upon written notice without cause with terms specified in the Agreement. Upon Mr. Foley's death, his estate will receive a payment in the amount of the minimum annual base salary for the remainder of the Agreement. Upon incapacity or disability for a continuous period of nine months, the Company may terminate the employment contract with Mr. Foley upon payment of an amount equal to his minimum annual base salary, without offset for the remainder of the Agreement.

         The Company entered into a three year employment agreement with Patrick
F. Stone effective March 20, 2000. The Agreement provides for a minimum base salary of $750,000 which may be increased at the discretion of the Compensation Committee of the Board of Directors. Other compensation and executive fringe benefits include an annual bonus calculated based on the Company's return on equity before extraordinary items. There is a change in control provision enabling Mr. Stone to terminate this Agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for Good Reason (defined in the agreement as a change in control) or if Mr. Stone's employment is terminated following a change in control due to a breach of this Agreement then he shall receive (i) his minimum annual base salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number 2,
(iii) maintenance of all benefit plans and programs for Mr. Stone for the number of 2 years or the number of years (including partial years) remaining in the Agreement.

         The Company entered into a three-year employment agreement with Frank
P. Willey effective March 20, 2000. The agreement provided for a minimum base salary of $300,000 which may be increased at the discretion of the Compensation Committee of the Board of Directors. Other compensation and executive fringe benefits include an annual bonus calculated based on the Company's return on equity before extraordinary items. There is a change in control provision enabling Mr. Willey to terminate this Agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for Good Reason (defined in the Agreement as a change in control) or if Mr. Willey's employment is terminated following a change in control due to a breach of this Agreement then he shall receive (i) his minimum annual base salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number 2, (iii) maintenance of all benefit plans and programs for Mr. Willey for the number of 2 years or the number of years (including partial years) remaining in the Agreement.

         The Company entered into a three-year employment agreement with Andrew
F. Puzder effective March 20, 2000. The agreement provided for a minimum base salary of $425,000 which may be increased at the discretion of the Compensation Committee of the Board of Directors. Other compensation and executive fringe benefits include an annual bonus calculated based on the Company's return on equity before extraordinary items. There is a change in control provision enabling Mr. Puzder to terminate this Agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for Good Reason (defined in the Agreement as a change in control) or if Mr. Puzder=s employment is terminated following a change in control due to a breach of this Agreement then he shall receive (i) his minimum annual base salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number 2,
(iii) maintenance of all benefit plans and programs for Mr. Puzder for the number of 2 years or the number of years (including partial years) remaining in the Agreement.

         The Company entered into a three-year employment agreement with Raymond R Quirk effective March 20, 2000. The agreement provided for a minimum base salary of $400,000 which may be increased at the discretion of the Compensation Committee of the Board of Directors. Other compensation and executive fringe benefits include an annual bonus calculated based on the Company's return on equity before extraordinary items. There is a change in control provision enabling Mr. Quirk to terminate this Agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for Good Reason (defined in the Agreement as a change in control) or if Mr. Quirk's employment is terminated following a change in control due to a breach of this Agreement then he shall receive (i) his minimum annual base salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number 2,
(iii) maintenance of all benefit plans and programs for Mr. Quirk for the number of 2 years or the number of years (including partial years) remaining in the Agreement.

         The Company entered into a three-year employment agreement with Ernest
D. Smith effective March 20, 2000. The agreement provided for a minimum base salary of $400,000 which may be increased at the discretion of the Compensation Committee of the Board of Directors. Other compensation and executive fringe benefits include an annual bonus calculated based on the Company's return on equity before extraordinary items. There is a change in control provision enabling Mr. Smith to terminate this Agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for Good Reason (defined in the Agreement as a change in control) or if Mr. Smith's employment is terminated following a change in control due to a breach of this Agreement then he shall receive (i) his minimum annual base salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number 2,
(iii) maintenance of all benefit plans and programs for Mr. Smith for the number of 2 years or the number of years (including partial years) remaining in the Agreement.

         The Company entered into a three-year employment agreement with Alan L. Stinson effective March 20, 2000. The agreement provided for a minimum base salary of $350,000 which may be increased at the discretion of the Compensation Committee of the Board of Directors. Other compensation and executive fringe benefits include an annual bonus calculated based on the Company's return on equity before extraordinary items. There is a change in control provision enabling Mr. Stinson to terminate this Agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for Good Reason (defined in the Agreement as a change in control) or if Mr. Stinson's employment is terminated following a change in control due to a breach of this Agreement then he shall receive (i) his minimum annual base salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number 2, (iii) maintenance of all benefit plans and programs for Mr. Stinson for the number of 2 years or the number of years (including partial years) remaining in the Agreement.

         The Company entered into a two-year employment agreement with Peter T. Sadowski effective March 20, 2000. The agreement provided for a minimum base salary of $300,000 which may be increased at the discretion of the Compensation Committee of the Board of Directors. Other compensation and executive fringe benefits include an annual bonus calculated based on the Company's return on equity before extraordinary items. There is a change in control provision enabling Mr. Sadowski to terminate this Agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for Good Reason (defined in the Agreement as a change in control) or if Mr. Sadowski's employment is terminated following a change in control due to a breach of this Agreement then he shall receive (i) his minimum annual base salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number 1,
(iii) maintenance of all benefit plans and programs for Mr. Sadowski for the number of 1 years or the number of years (including partial years) remaining in the Agreement.

         The Company entered into a two-year employment agreement with Michael Murphy effective March 20, 2000. The agreement provided for a minimum base salary of $300,000 which may be increased at the discretion of the Compensation Committee of the Board of Directors. Other compensation and executive fringe benefits include an annual bonus calculated based on the Company's return on equity before extraordinary items. There is a change in control provision in the first amendment enabling Mr. Murphy to terminate this Agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for Good Reason (defined in the Agreement as a change in control) or if Mr. Murphy's employment is terminated following a change in control due to a breach of this agreement then he shall receive (i) his minimum annual base salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number 1,
(iii) maintenance of all benefit plans and programs for Mr. Murphy for the number of 1 years or the number of years (including partial years) remaining in the Agreement.

         The Company entered into a one-year employment agreement with Ed Dewey effective March 20, 2000. The agreement provided for a minimum base salary of $180,000 which may be increased at the discretion of the Compensation Committee of the Board of Directors. Other compensation and executive fringe benefits include an annual bonus calculated based on the Company's return on equity before extraordinary items. There is a change in control provision enabling Mr
 .Dewey to terminate this Agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for Good Reason (defined in the Agreement as a change in control) or if Mr. Dewey's employment is terminated following a change in control due to a breach of this Agreement then he shall receive (i) $150,000 on or before the fifth day following termination.

DIRECTOR COMPENSATION

         Directors who are not employees of the Company receive an annual retainer of $30,000 and $2,500 per Board of Directors meeting attended, plus reimbursement of reasonable expenses. There is an annual Committee Fee of $5,000 and $1,500 for Committee Meetings attended. The Committee Chairman receives an annual fee of $7,500. Directors who are employees of the Company do not receive any compensation for acting as directors, except for reimbursement of reasonable expenses, if any, for Board meeting attendance.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1999, Messrs. Thompson, Talbot and Lane served as members of the Compensation Committee. The Compensation Committee is currently composed of four independent directors. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries, and there are no interlocking directorships.

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

BASE SALARY

         The Committee considers Company management proposals concerning salary for key employees including Mr. Foley, Mr. Stone, Mr. Willey, Mr. Puzder, Mr. Stinson, Mr. Sadowski, Mr. Maudsley, Mr. Smith, and Mr. Dewey, among others. The Compensation Committee then makes recommendations to the entire Board of Directors for their approval.

         In determining base salaries for executives for 1999, the Compensation Committee considered the Company's earnings, outside surveys of salary levels of other title insurance companies and other similar corporations, individual performance and achievement, areas of responsibility, position tenure and internal comparability.

ANNUAL CASH BONUSES

         Executive officers of the Company are eligible for annual bonuses which may be paid in the form of cash or as deferred compensation. Given the Company's performance in 1999, the Compensation Committee approved 1999 bonuses for the executives which were paid in 2000.

STOCK OPTION GRANTS

         As indicated above, an important element of the Company's compensation philosophy is the desire to align the interests of the executive officers with the long-term interests of the Company's stockholders. In order to meet this desire, the Board of Directors adopted a performance-based stock option plan in 1991 for executive officers, key employees and branch managers of the Company that allows participants to defer a portion of their bonus income in order to reduce their option exercise price. Additionally, the Company's Board of Directors and stockholders had previously approved the adoption of the Company's 1987 Stock Option Plan, pursuant to which the Company may grant stock options to certain key employees and non-employee directors or officers, and in 1994 the Board of Directors and stockholders approved the 1993 Stock Plan pursuant to which the Company could grant stock options to certain key employees and nonemployee directors and officers. In 1998 the Board of Directors and stockholders approved the 1998 Stock Option Plan to replace the 1987 Stock Option Plan, which expired December 1997. The purpose of all the stock option plans is to attract, retain and award executive officers and directors and to furnish incentives to these persons to improve operations, increase profits and positively impact the Company's long-term performance. Consistent with these objectives, the Compensation Committee granted options in 2000 for their performance in 1999 to executive officers as follows: (i) under the 1998 Stock Option Plan as follows: Mr. Foley, options to purchase 150,000 shares; Mr. Stone, options to purchase 75,000 shares; Mr. Quirk, options to purchase 30,000 shares; Mr. Maudsley , options to purchase 30,000 shares; and Mr. Smith, options to purchase 30,000 shares. Certain officers have elected to defer a portion of their bonus in stock options under the 1991 Stock Option Plan as follows: Mr. Foley, options to purchase 19,647 shares; Mr. Stone, options to purchase 3,929 shares; Mr. Quirk, options to purchase 9,859 shares; Mr. Maudsley, options to purchase 35,492 shares; and Mr. Smith options to purchase 23,661 shares.

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

April 11, 2000                           Compensation Committee

                                         Daniel D. (Ron) Lane
                                         J. Thomas Talbot
                                         Cary H. Thompson

                                PERFORMANCE GRAPH

         Set forth below is a graph comparing cumulative total stockholder return on the Company's common stock against the cumulative total return on the S & P 500 Index and against the cumulative total return of a peer group index comprised of certain companies for the industry in which the Company competes (SIC code 6361 -- Title Insurance) for the five-year period ending December 31, 1999. This peer group consists of the following companies: Capital Guarantee Group, Chicago Title Corporation, First American Financial Corporation, LandAmerica Financial Group, Inc. and Stewart Information Services Corp. The peer group comparison has been weighted based on the Company's stock market capitalization. The graph assumes an initial investment of $100.00 on January 1, 1995, with dividends reinvested over the periods indicated.

                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                   OF COMPANY, INDUSTRY INDEX AND BROAD MARKET

                                 DEC 94  DEC 95  DEC 96  DEC 97   DEC 98  DEC 99
                                 ------  ------  ------  ------   ------  ------
Fidelity National Financial,     100.00  175.13  175.25  403.80   438.96  211.46
Inc.

S&P 500 Index                    100.00  137.58  169.17  225.60   290.08  351.12

Peer Group                       100.00  160.64  206.97  352.86   683.98  389.60

                    ASSUMES $100 INVESTED ON JANUARY 1, 1995
                           ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING DECEMBER 31, 1999

BOARD MEETINGS AND COMMITTEES

         The Board of Directors held a total of five formal meetings during the year ended December 31, 1999. No director attended fewer than 100% of the aggregate of all meetings of the Board of Directors or any committee in 1999.

         The Board presently has an Audit Committee, a Compensation Committee and an Executive Committee, but does not have a Nominating Committee. The Audit Committee, which consisted of Messrs. Lane, Talbot, and Thompson in 1999, met two times during 1999. The Audit Committee meets independently with internal audit staff, representatives of the Company's independent auditors and representatives of senior management. The Audit Committee reviews the general scope of the Company's annual audit, the fee charged by the independent auditors and other matters relating to internal control systems. In addition, the Audit Committee will be responsible for reviewing and monitoring the performance of non-audit services by the Company's auditors. The Committee will be responsible for recommending the engagement or discharge of the Company's independent auditors.

         The Compensation Committee currently consists of Messrs. Lane, Talbot and Thompson. The Compensation Committee, either alone or in conjunction with other Board committees, reviews and reports to the Board the salary, fee and benefit programs designed for senior management, officers and directors with a view to ensure that the Company is attracting and retaining highly-qualified individuals through competitive salary, fee and benefit programs and encouraging continued extraordinary effort through incentive rewards. The Compensation Committee did not meet during 1999.

         The Company also has an Executive Committee consisting of Messrs. Foley, Willey and Talbot. The Executive Committee may invoke all of the power and authority of the Board of Directors in the management of the business and the affairs of the Company, except those powers which, by law, cannot be delegated by the Board of Directors. The Executive Committee did not meet during 1999.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of April 12, 2000, the following table sets forth the beneficial ownership of the Common Stock of the Company by each director who owns shares, by the director nominees, all executive officers named in the Summary Compensation Table, all directors and executive officers as a group and by all persons known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock. The information as to beneficial stock ownership is based on data furnished by the persons concerning whom such information is given.

NAME AND ADDRESS                         NUMBER OF SHARES    PERCENT OF TOTAL
----------------                         ----------------    ----------------

William P. Foley, II
3916 State Street, Suite 300
Santa Barbara, CA 93105                  5,074,330(1)(2)           7.4%

Frank P. Willey
3916 State Street, Suite 300
Santa Barbara, Ca 93105                     1,025,996(2)           1.5%

Leucadia National Corporation
315 Park Avenue South
New York, NY 10010                          6,522,124(3)           9.7%

John Joseph Burns, Jr.
375 Park Avenue, Suite 3201
New York, NY 10152                             54,338(2)             *

John F. Farrell, Jr.
445 Park Avenue, 10th Floor
New York, NY 10022                              3,740(2)             *

Philip G. Heasley
601 Second Avenue South
Minneapolis, MN 55391                           7,480(2)             *

William A. Imparato
2901 N. Central Avenue, Suite 1610
Phoenix, AZ 85012                              58,708(2)             *

Donald M. Koll
4343 Von Karman Ave.
Newport Beach, CA 92660                        52,637(2)             *

Daniel D. (Ron) Lane
14 Corporate Plaza, Suite 150
Newport Beach, CA 92660                       140,482(2)             *

General William Lyon
4490 Von Karman Avenue
Newport Beach, CA 92660                        20,067(2)             *

J. Thomas Talbot
24 Corporate Plaza, Suite 100
Newport Beach, CA 92660                        72,057(2)             *

Cary H. Thompson
3731 Wilshire Blvd., 10th Flr.
Los Angeles, CA 90010                          25,168(2)             *

Patrick F. Stone
17911 Von Karman Ave., #300
Irvine, CA 92614                              211,875(2)             *

Raymond R. Quirk
3938 State Street, 2nd Floor
Santa Barbara, CA 93015                       236,568(2)              *

Ronald R. Maudsley
3938 State Street, 2nd Floor
Santa Barbara, CA 93105                       149,647(2)              *

Ernest D. Smith
3938 State Street, 2nd Floor
Santa Barbara, CA 93105                       151,012(2)              *

Richard Paul Toft
171 North Clark Street                         40,832(2)              *
Chicago, IL 60601

All directors and officers (25              7,586,729(4)           10.9%
persons)

------------

*        Represents less than 1%.

(1) Included in this amount are 1,704,949 shares held by Folco Development Corporation, of which Mr. Foley and his spouse are the sole stockholders and 224,646 shares held by Foley Family Charitable Foundation; Mr. Foley is a "controlling person" of the Company.

(2) Includes currently exercisable stock options for Mr. Foley of 150,000 shares under the 1998 Stock Option Plan, 165,000 shares under the 1993 Stock Option Plan, 289,797 shares under the 1991 Stock Option Plan and 1,039,995 shares under the 1987 Stock Option Plan;

         currently exercisable stock options for Mr. Willey of 30,000 shares under the 1998 Stock Option Plan, 33,000 shares under the 1993 Stock Option Plan, 64,828 shares under the 1991 Stock Option Plan and 222,428 shares under the 1987 Stock Option Plan; includes 1,623 converted Chicago options for Mr. Burns at $13.1771 per share, 3,740 converted Chicago options at $12.59 and 3,740 converted Chicago options at $10.54; includes 3,740 converted Chicago options at $10.54 for Mr. Farrell; includes for Mr. Heasley 3,740 converted Chicago options at $12.59 and 3,740 converted Chicago options at $10.54 for Mr. Heasley; includes currently exercisable stock options for Mr. Imparato of 5,000 shares under the 1998 Stock Option Plan, 10,980 shares under the 1993 Stock Option Plan and 30,250 shares under the 1987 Stock Option Plan; includes currently exercisable stock options for Mr. Koll of 5,000 shares under the 1998 Stock Option Plan, 7,320 shares under the 1993 Stock Option Plan and 30,250 shares under the 1987 Stock Option Plan; includes currently exercisable stock options for Mr. Lane of 5,000 shares under the 1998 Stock Option Plan, 14,640 shares under the 1993 Stock Option Plan and 30,250 shares under the 1987 Stock Option Plan; includes currently exercisable stock options for General Lyon of 10,500 shares under the 1998 Stock Option Plan; includes currently exercisable stock options for Mr. Talbot for 5,000 shares under the 1998 Stock Option Plan, 14,640 shares under the 1993 Stock Option Plan and 30,250 shares under the 1987 Stock Option Plan; currently exercisable stock options for Mr. Thompson of 5,000 under the 1998 Stock Option Plan, and 20,160 shares under the 1987 Stock Option Plan; includes currently exercisable stock options for Mr. Stone of 44,000 shares under the 1993 Stock Option Plan, 83,389 shares under the 1991 Stock Option Plan and 36,300 shares under the 1987 Stock Option Plan; includes currently exercisable stock options for Mr. Quirk of 76,961shares under the 1993 Stock Option Plan, 48,348 shares under the 1991 Stock Option Plan and 28,132 shares under the 1987 Stock Option Plan; includes currently exercisable stock options for Mr. Maudsley of 10,000 shares under the 1998 Stock Option Plan, 55,000 shares under the 1993 Stock Option Plan, and 88,258 shares under the 1991 Stock Option Plan; includes currently exercisable stock options for Mr. Smith of 10,000 shares under the 1998 Stock Option Plan, 55,000 shares under the 1993 Stock Option Plan, and 89,723 shares under the 1991 Stock Option Plan; includes 3,740 converted chicago options at $12.59 and 3,740 converted Chicago options at $10.54 for Mr. Toft.

(3) Based on a Schedule 13 D Amendment No. 2 filed by Leucadia National Corporation.

(4) This number includes 2,754,844 currently exercisable stock options for all directors and officers of the Company.

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

                                     FIDELITY NATIONAL FINANCIAL, INC.

                                     By: /s/ WILLIAM P. FOLEY, II
                                         ---------------------------------------
                                             WILLIAM P. FOLEY, II
                                             CHIEF EXECUTIVE OFFICER

Date: April 28, 2000

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

SIGNATURES                                                                       TITLE                                    DATE
----------                                                                       -----                                    ----
/s/                WILLIAM P. FOLEY, II                    Chairman of the Board and Chief Executive Officer        April 28, 2000
---------------------------------------                                (Principal Executive Officer)
                   WILLIAM P. FOLEY, II

/s/                  FRANK P. WILLEY                                  Vice Chairman of the Board                    April 28, 2000
------------------------------------
                     FRANK P. WILLEY

/s/                 PATRICK F. STONE                           President and Chief Operating Officer                April 28, 2000
------------------------------------
                    PATRICK F. STONE

/s/                 ALAN L. STINSON                      Executive Vice President, Chief Financial Officer          April 28, 2000
-----------------------------------                      and Treasurer (Principal Financial and Accounting
                    ALAN L. STINSON                                          Officer)

/s/              JOHN JOSEPH BURNS, JR.                                      Director                               April 28, 2000
---------------------------------------
                 JOHN JOSEPH BURNS, JR.

/s/              JOHN F. FARRELL, JR.                                        Director                               April 28, 2000
-------------------------------------
                 JOHN F. FARRELL, JR.

/s/                 PHILIP G. HEASLEY                                        Director                               April 28, 2000
-------------------------------------
                    PHILIP G. HEASLEY

/s/                 WILLIAM A. IMPARATO                                      Director                               April 28, 2000
---------------------------------------
                    WILLIAM A. IMPARATO

/s/                   DONALD M. KOLL                                         Director                               April 28, 2000
------------------------------------
                      DONALD M. KOLL

/s/                  DANIEL D. (RON) LANE                                    Director                               April 28, 2000
-----------------------------------------
                     DANIEL D. (RON) LANE

SIGNATURES                                                                    TITLE                                     DATE
----------                                                                    -----                                     ----

/s/                 GENERAL WILLIAM LYON                                     Director                               April 28, 2000
----------------------------------------
                   GENERAL WILLIAM LYON

/s/                   J. THOMAS TALBOT                                       Director                               April 28, 2000
--------------------------------------
                      J. THOMAS TALBOT

/s/                    CARY H. THOMPSON                                      Director                               April 28, 2000
---------------------------------------
                       CARY H. THOMPSON

/s/                   RICHARD PAUL TOFT                                      Director                               April 28, 2000
---------------------------------------
                      RICHARD PAUL TOFT