Form 10-Q
period 2000-03-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2000-05-15
CIK 809398

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

                      For the Quarter Ended March 31, 2000

                          Commission File Number 1-9396


                        FIDELITY NATIONAL FINANCIAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             86-0498599
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


17911 Von Karman Avenue, Suite 300, Irvine, California            92614
------------------------------------------------------    ----------------------
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

        $.0001 par value Common Stock 67,010,645 shares as of May 5, 2000

       Exhibit Index appears on page 16 of 17 sequentially numbered pages.

                                    FORM 10-Q

                                QUARTERLY REPORT
                          Quarter Ended March 31, 2000

                                TABLE OF CONTENTS

                                                                              Page
                                                                             Number
                                                                             ------
Part I: FINANCIAL INFORMATION

        Item 1. Condensed Consolidated Financial Statements

                A.  Condensed Consolidated Balance Sheets as of                3
                    March 31, 2000 and December 31, 1999

                B.  Condensed Consolidated Statements of Earnings              4
                    for the three-month periods ended March 31, 2000
                    and 1999

                C.  Condensed Consolidated Statements of Comprehensive         5
                    Earnings for the three-month periods ended
                    March 31, 2000 and 1999

                D.  Condensed Consolidated Statements of Cash Flows            6
                    for the three-month periods ended March 31, 2000
                    and 1999

                E.  Notes to Condensed Consolidated Financial Statements       7

        Item 2. Management's Discussion and Analysis of Financial             10
                Condition and Results of Operations

        Item 3. Quantitative and Qualitative Disclosure about Market Risk     13

Part II: OTHER INFORMATION

        Item 1. Legal Proceedings                                             15

        Items 2, 3 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

        Item 4. Submission of Matter to Vote of Securities Holders            15

        Item 6. Exhibits and Reports on Form 8-K                              15

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIDELITY NATIONAL FINANCIAL, INC.
                                        ---------------------------------
                                                  (Registrant)

                                        By: /s/ Alan L. Stinson
Date: May 12, 2000                          -----------------------------
                                            Alan L. Stinson
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

Part I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                        March 31,       December 31,
                                                                          2000              1999
                                                                       -----------      ------------
                                                                       (Unaudited)
                                     ASSETS
Investments:
    Fixed maturities available for sale, at fair value, at
      March 31, 2000 includes $224,229 of pledged fixed
      maturity securities related to secured trust deposits ...        $ 1,136,295      $   347,051
         Equity securities, at fair value .....................             70,684           38,881
         Other long-term investments, at cost, which
           approximates fair value ............................             42,295           43,253
         Short-term investments, at cost, which approximates
           fair value, at March 31, 2000 includes $88,932 of
           pledged short-term investments related to
           secured trust deposits .............................            191,859           74,232
         Investments in real estate and partnerships, net .....              3,551            3,499
                                                                       -----------      -----------
             Total investments ................................          1,444,684          506,916

    Cash and cash equivalents, at March 31, 2000 includes
      $148,227 of pledged cash related to secured trust
      deposits ................................................            240,778           38,569
    Leases and residual interests in securitizations ..........            152,148          142,141
    Trade receivables, net ....................................            118,261           60,784
    Notes receivable, net .....................................             18,377           18,304
    Cost in excess of net assets acquired .....................            776,142           53,576
    Prepaid expenses and other assets .........................            190,012           61,937
    Title plants ..............................................            263,861           59,914
    Property and equipment, net ...............................            182,766           55,453
    Deferred tax asset ........................................            145,099           31,579
                                                                       -----------      -----------
                                                                       $ 3,532,128      $ 1,029,173
                                                                       ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities:
         Accounts payable and accrued liabilities .............        $   383,277      $   122,570
         Notes payable ........................................            792,571          226,359
         Reserve for claim losses .............................            910,708          239,962
         Secured trust deposits ...............................            462,801               --
         Income taxes payable .................................             25,287            3,175
                                                                       -----------      -----------
                                                                         2,574,644          592,066

         Minority interests ...................................              4,319            4,613

    Stockholders' equity:
         Preferred stock, $.0001 par value; authorized,
           3,000,000 shares; issued and outstanding, none .....                 --               --
         Common stock, $.0001 par value; authorized,
           100,000,000 shares as of March 31, 2000 and
           50,000,000 shares as of December 31, 1999; issued,
           66,934,696 as of March 31, 2000 and 39,224,169 as
           of December 31, 1999 ...............................                  7                4
         Additional paid-in capital ...........................            631,200          246,959
         Retained earnings ....................................            322,975          327,785
                                                                       -----------      -----------
                                                                           954,182          574,748
         Accumulated other comprehensive loss .................             (1,017)          (5,975)
         Less treasury stock, cancelled in 2000 and
           12,036,102 shares at December 31, 1999, at cost ....                 --         (136,279)
                                                                       -----------      -----------
                                                                           953,165          432,494
                                                                       -----------      -----------
                                                                       $ 3,532,128      $ 1,029,173
                                                                       ===========      ===========

            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                                                Three months ended
                                                                                      March 31,
                                                                            --------------------------
                                                                               2000             1999
                                                                            -----------       --------
                                                                                    (Unaudited)
REVENUE:
     Title insurance premiums ........................................        $260,400        $241,874
     Escrow fees .....................................................          32,283          32,795
     Other fees and revenue ..........................................          70,274          63,664
     Interest and investment income, including realized gains (losses)          14,700           5,941
                                                                              --------        --------
                                                                               377,657         344,274
                                                                              --------        --------
EXPENSES:
     Personnel costs .................................................         110,707         108,545
     Other operating expenses ........................................         110,563          76,305
     Agent commissions ...............................................         125,908         106,992
     Provision for claim losses ......................................          14,585          15,231
     Interest expense ................................................           6,579           2,836
                                                                              --------        --------
                                                                               368,342         309,909
                                                                              --------        --------
     Earnings before amortization of cost in excess of
      net assets acquired ............................................           9,315          34,365
     Amortization of cost in excess of net assets acquired ...........           1,654             861
                                                                              --------        --------

     Earnings before income taxes ....................................           7,661          33,504
     Income tax expense ..............................................           5,792          13,737
                                                                              --------        --------
         Net earnings ................................................        $  1,869        $ 19,767
                                                                              ========        ========
     Basic net earnings ..............................................        $  1,869        $ 19,767
                                                                              ========        ========
     Basic net earnings per share ....................................        $    .06        $    .64
                                                                              ========        ========
     Weighted average shares outstanding, basic basis ................          32,526          30,767
                                                                              ========        ========
     Diluted net earnings ............................................        $  1,869        $ 20,030
                                                                              ========        ========
     Diluted net earnings per share ..................................        $    .06        $    .60
                                                                              ========        ========
     Weighted average shares outstanding, diluted basis ..............          33,954          33,423
                                                                              ========        ========
     Cash dividends per share ........................................        $    .10        $    .07
                                                                              ========        ========

            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS(In
                                   thousands)

                                                                Three months ended
                                                                      March 31,
                                                              ------------------------
                                                                2000            1999
                                                              -------         --------
                                                                    (Unaudited)
Net earnings .........................................        $ 1,869         $ 19,767

Other comprehensive earnings (loss):
     Unrealized gains (losses) on investments, net (1)          7,665           (6,008)
     Reclassification adjustments for (gains) losses
       included in net earnings (2) ..................         (2,707)             395
                                                              -------         --------

Other comprehensive earnings (loss) ..................          4,958           (5,613)
                                                              -------         --------

Comprehensive earnings ...............................        $ 6,827         $ 14,154
                                                              =======         ========

----------------

(1) Net of income tax expense (benefit) of $5,110 and $(4,175) in 2000 and 1999, respectively.

(2) Net of income tax expense (benefit) of $1,805 and $(274) in 2000 and 1999, respectively.


            See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Three months ended
                                                                                       March 31,
                                                                               ------------------------
                                                                                  2000           1999
                                                                               ---------       --------
                                                                                      (Unaudited)
Cash flows from operating activities:
     Net earnings .......................................................      $   1,869       $ 19,767
     Reconciliation of net earnings to net cash used in
       operating activities:
         Depreciation and amortization ..................................         16,019          5,588
         Net increase in reserve for claim losses .......................              1          7,548
         Net increase in provision for possible losses other than claims             133            139
         (Gain) loss on sales of assets .................................         (4,512)           669
         Equity in (gains) losses of unconsolidated partnerships ........           (141)           393
         Amortization of LYONs original issue discount ..................             --            485
     Change in assets and liabilities, net of effects from
       acquisition of subsidiaries:
         Net increase in leases and residual interests in securitizations        (10,007)       (22,107)
         Net increase in trade receivables ..............................         (1,403)        (4,290)
         Net increase in prepaid expenses and other assets ..............           (586)          (559)
         Net decrease in accounts payable and accrued liabilities .......         (8,651)       (11,476)
         Net decrease in income taxes ...................................         (2,234)           816
                                                                               ---------       --------
Net cash used in operating activities ...................................         (9,512)        (3,027)
                                                                               ---------       --------
Cash flows from investing activities:
     Proceeds from sale of real estate ..................................             --            946
     Proceeds from sales and maturities of investments ..................        143,259         56,435
     Collections of notes receivable ....................................          5,849          1,201
     Additions to title plants ..........................................             --           (415)
     Additions to property and equipment ................................         (9,001)        (6,567)
     Additions to investments ...........................................       (101,154)       (18,471)
     Additions to notes receivable ......................................         (5,570)        (7,174)
     Acquisitions of subsidiaries, net of cash acquired .................       (389,819)            --
                                                                               ---------       --------
Net cash provided by (used in) investing activities .....................       (356,436)        25,955
                                                                               ---------       --------
Cash flows from financing activities:
     Borrowings .........................................................      $ 596,415       $  9,635
     Debt service payments ..............................................        (34,093)        (2,754)
     Dividends paid .....................................................         (3,922)        (2,064)
     Purchase of treasury stock .........................................           (551)       (20,520)
     Stock options exercised ............................................         10,308            503
                                                                               ---------       --------
Net cash provided by (used in) financing activities .....................        568,157        (15,200)
                                                                               ---------       --------
Net increase in cash and cash equivalents ...............................        202,209          7,728
Cash and cash equivalents at beginning of period ........................         38,569         51,309
                                                                               ---------       --------
Cash and cash equivalents at end of period ..............................      $ 240,778       $ 59,037
                                                                               =========       ========
Supplemental cash flow information:
     Income taxes paid ..................................................      $   1,038       $ 12,717
                                                                               =========       ========
     Interest paid ......................................................      $   6,011       $  7,216
                                                                               =========       ========
Non-cash investing and financing activities:
     Dividends declared and unpaid ......................................      $   6,679       $  2,123
                                                                               =========       ========


            See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Financial Statements

The financial information included in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Report on Form 8-K/A, Amendment No. 1, dated March 20, 2000.

Certain reclassifications have been made in the 1999 Condensed Consolidated Financial Statements to conform to classifications used in 2000.

Note B - Chicago Title Corporation Merger

On August 1, 1999, the Company announced that it had signed an Agreement and Plan of Merger ("Merger Agreement") to purchase Chicago Title Corporation ("Chicago Title"), headquartered in Chicago, Illinois, for approximately $1.13 billion, or $52.00 per share of Chicago Title common stock, using approximately equal amounts of cash and Company common stock, subject to certain adjustments based on the average price of Company common stock, as defined in the Merger Agreement. Under the terms of the Merger Agreement, the allocation between cash and stock would be adjusted so Chicago Title stockholders would receive more than 50% of the outstanding stock of the combined company. Additionally, the price would be payable in shares of Company common stock or, upon election by Chicago Title stockholders, in cash, subject to proration necessary to achieve the allocation between cash and stock described above. The Merger Agreement, which was amended on October 13, 1999, was approved by the Boards of Directors of both companies and was approved by the stockholders of both the Company and Chicago Title in February 2000. Following the receipt of requisite regulatory approvals and the satisfaction of other customary conditions, including amendments to the Company's Bylaws, Charter and Certificate of Incorporation, the transaction closed on March 20, 2000 ("Merger").

Pursuant to the terms of the Merger Agreement, Chicago Title stockholders received an aggregate purchase price of approximately $1.1 billion. The purchase price was paid in the form of 1.7673 shares of Company common stock and $26.00 in cash for each share of Chicago Title Corporation common stock, resulting in the issuance of approximately 38.8 million shares of Company common stock at an average price during the applicable trading period of $13.1771 per share and the payment of approximately $570.2 million in cash. The Merger has been accounted for as a purchase.

The Company has recorded certain preliminary purchase accounting adjustments, which are based on estimates utilizing available information. Such purchase accounting adjustments may be refined as additional information becomes available. Cost in excess of net assets acquired which has been recorded as a result of the Merger will be amortized on a straight-line basis over twenty years.

The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Earnings as of and for the three months ended March 31, 2000 include the balance sheet accounts of the former Chicago Title Corporation as of March 31, 2000 and the results of operations for the 11-day period subsequent to March 20, 2000, the merger date, through March 31, 2000.

A roll-forward of consolidated stockholders' equity from December 31, 1999 to March 31, 2000, including the effect of the Merger is as follows (in thousands):

                                                                                     Accumulated
                                   Common Stock          Additional                      Other           Treasury Stock
                               ---------------------      Paid-in     Retained       Comprehensive    -------------------
                                Shares       Amount       Capital     Earnings      Earnings (Loss)   Shares      Amount
                               ---------    --------     ---------    --------      ---------------   ------     --------
Balance, December 31, 1999       39,224        $  4      $246,959     $327,785          $(5,975)      12,036     $(136,279)
   Purchase of treasury stock        --          --            --           --               --           39          (550)
   Exercise of stock options.     1,024          --        10,306           --               --           --            --
   Other comprehensive gain--
     unrealized gain on
     investments and other
     financial instruments...        --          --            --           --            4,958           --            --
   Acquisition of Chicago
     Title Corporation.......    38,762           4       510,763           --               --           --            --
   Retirement of treasury
     stock...................   (12,075)         (1)     (136,828)          --               --      (12,075)      136,829
   Cash dividends............        --          --            --       (6,679)              --           --            --
   Net earnings..............        --          --            --        1,869               --           --            --
                                -------        ----      --------     --------          -------      -------     ---------
Balance, March 31, 2000......    66,935        $  7      $631,200     $322,975          $(1,017)          --     $      --
                                =======        ====      ========     ========          =======      =======     =========

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

Selected unaudited pro forma combined results of operations for the three-month periods ended March 31, 2000 and 1999, assuming the Merger occurred on January 1, 2000 and 1999 are as follows:

                                                                Three months ended
                                                                    March 31,
                                                             -------------------------
                                                               2000             1999
                                                             --------         --------
                                                                  (In thousands,
                                                               except per share data)

Total revenue ......................................         $716,364         $833,725
Net earnings before merger-related expenses
  and non-recurring charges ........................           10,835           29,426
Basic net earnings (loss) ..........................           (2,536)          29,426
Basic net earnings per share before merger-related
  expenses and non-recurring charges ...............              .16              .42
Basic net earnings (loss) per share ................             (.04)             .42
Diluted net earnings (loss) ........................           (2,536)          29,689
Diluted net earnings per share before merger-related
  expenses and non-recurring charges ...............              .16              .41
Diluted net earnings (loss) per share ..............             (.04)             .41

Note C - Dividends

On March 17, 2000, the Company's Board of Directors declared a cash dividend of $.10 per share, payable on May 30, 2000, to stockholders of record on April 10, 2000.

Note D - Segment Information

During the first quarter of 2000, the Company restructured its business segments to more accurately reflect a change in the Company's current operating structure. All previously reported segment information has been restated to be consistent with the current presentation.

The Company's Condensed Consolidated Financial Statements as of March 31, 2000 and 1999 and for the three months ended March 31, 2000 and 1999, include three reportable segments. Reportable segments are determined based on the organizational structure and types of products and services from which each reportable segment derives its revenue.

As of and for the three months ended March 31, 2000 (dollars in thousands):

                                             REAL ESTATE
                                 TITLE       INFORMATION
                               INSURANCE       SERVICES       CORPORATE         TOTAL
                               ----------    ------------     ---------       ----------
Total revenue ...........      $  323,196      $ 23,941       $  30,520       $  377,657
                               ==========      ========       =========       ==========
Operating earnings
  (loss) ................      $   23,659      $ (2,899)      $  (5,201)      $   15,559
Interest and investment
  income, including
  realized gains (losses)          11,074           121           3,505           14,700
Depreciation and
  amortization ..........           9,290         4,747           1,982           16,019
Interest expense ........             225             2           6,352            6,579
                               ----------      --------       ---------       ----------
Earnings (loss) before
  income taxes ..........          25,218        (7,527)        (10,030)           7,661
Income tax expense
  (benefit) .............          11,436           194          (5,838)           5,792
                               ----------      --------       ---------       ----------
Net earnings (loss) .....      $   13,782      $ (7,721)      $  (4,192)      $    1,869
                               ==========      ========       =========       ==========
Assets ..................      $3,161,241      $ 97,641       $ 273,246       $3,532,128
                               ==========      ========       =========       ==========

As of and for the three months ended March 31, 1999 (dollars in thousands):

                                          REAL ESTATE
                                TITLE     INFORMATION
                              INSURANCE     SERVICES      CORPORATE        TOTAL
                              ---------   -----------     ---------       --------
Total revenue ...........      $293,018      $24,908      $  26,348       $344,274
                               ========      =======      =========       ========

Operating earnings
  (loss) ................      $ 35,583      $ 2,364      $  (1,960)      $ 35,987
Interest and investment
  income, including
  realized gains (losses)         5,449           84            408          5,941
Depreciation and
  amortization ..........         4,060          505          1,023          5,588
Interest expense ........           583            4          2,249          2,836
                               --------      -------      ---------       --------
Earnings (loss) before
  income taxes ..........        36,389        1,939         (4,824)        33,504
Income tax expense
  (benefit) .............        15,379          779         (2,421)        13,737
                               --------      -------      ---------       --------
Net earnings (loss) .....      $ 21,010      $ 1,160      $  (2,403)      $ 19,767
                               ========      =======      =========       ========
Assets ..................      $687,554      $54,471      $ 223,429       $965,454
                               ========      =======      =========       ========

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

Real Estate Information Services

This segment, consisting of various real estate information and ancillary service subsidiaries, offers the complementary specialized products and services required to execute and close a real estate transaction that are not offered by the title insurance segment described above. These services include document recording services on a nationwide basis, tax qualifying property exchange services, property appraisal services, tax monitoring services, home warranty insurance, credit reporting, real estate referral services, flood monitoring, and foreclosure publishing and posting. These services require specialized expertise and have been centralized for efficiency and management purposes.

Corporate

The corporate segment includes the operations of the parent holding company. These operations consist of certain investment activities, including Micro General Corporation and FNF Capital, Inc., and the issuance and repayment of corporate debt obligations.

Expenditures for long-lived assets relate primarily to the title insurance segment.

The accounting policies of the segments are the same as those used in the Condensed Consolidated Financial Statements. Intersegment sales or transfers which occurred in the ordinary course of consolidated operations, other than transactions between the Company (primarily the Title Insurance segment) and Micro General, have been eliminated from the segment information provided.

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

Results of Operations

The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Earnings as of and for the three months ended March 31, 2000 include the balance sheet accounts of the former Chicago Title Corporation as of March 31, 2000 and the results of operations for the 11-day period subsequent to March 20, 2000, the merger date, through March 31, 2000. As a result, quarter over quarter comparisons may not be meaningful.

Economic conditions, including volatility in mortgage interest rates, have shifted the mix of the Company's core title and escrow business from a refinance driven market in the first quarter of 1999 to a more traditional resale and new home sale market. The Company has also experienced a return to seasonality in the market. The decrease in real estate activity and order count has been partially offset by an increase in average fee per file. The increase in fee per file is consistent with a return to more normalized levels of refinance activity as well as an increase in commercial business.

The following table presents information regarding the components of title premiums (dollars in thousands):

                                                      Three months ended March 31,
                                           --------------------------------------------------
                                             2000      % of Total      1999        % of Total
                                           --------    ----------    --------      ----------
Title premiums from direct operations      $102,466       39.3%      $107,959         44.6%
Title premiums from agency operations       157,934       60.7%       133,915         55.4%
                                           --------      -----       --------        -----
         Total title premiums .......      $260,400      100.0%      $241,874        100.0%
                                           ========      =====       ========        =====

The trend in the mix of business between direct and agency operations reflects the impact of the lag of approximately three to six months in agent activity compared to the immediate recognition of title insurance premiums generated by direct operations. Fluctuations in title premiums by region and the overall difference in the mix of business that has occurred following the acquisition of Chicago Title has also impacted the allocation between direct and agency operations.

The trend in escrow fees quarter over quarter is generally consistent with the trend in direct title premiums, after adjusting for the change in the mix of business in 2000 compared to 1999. Escrow fees for the first quarter of 2000 were $32.3 million compared to $32.8 million in the 1999 quarter.

Other fees and income represents the revenue generated by the Company's real estate related ancillary service businesses, the revenue of Micro General Corporation, our majority-owned information technology and telecommunication services subsidiary, and the revenue generated by FNF Capital, Inc., our equipment leasing subsidiary. Other fees and income for the first quarter of 2000 trended consistently with current market conditions.

Interest and investment income was $14.7 million in the first quarter of 2000 compared to $5.9 million in the first quarter of 1999. The increase in interest and investment income earned during the 2000 period is primarily due to an increase in invested assets and net realized gains in 2000 compared to net realized losses for the same period in 1999. Net realized gains on the sale of assets were $4.5 million in the first quarter of 2000 compared to net realized losses of $669,000 in the corresponding 1999 period.

The Company's operating expenses consist primarily of personnel costs, other operating expenses and agent commissions, which are incurred as orders are received and processed. Title insurance premiums, escrow fees and other fees and revenue are generally recognized as income at the time the underlying transaction closes. Certain other fees and revenue are recognized over the period the related services are provided. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. The Company has implemented programs and taken necessary actions to maintain expense levels consistent with revenue; however, a short time lag does exist in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.

The Company recorded certain one-time charges totaling $13.4 million, after applicable income taxes. These charges were primarily related to the revaluation of non-title assets, including the Company's investment in Express Network, Inc. and certain existing goodwill and obsolete software.

Personnel costs include base salaries, commissions and bonuses paid to employees, and are one of the most significant operating expenses incurred by the Company. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. Personnel costs totaled $110.7 million and $108.5 million for the quarters ended March 31, 2000 and 1999, respectively. The Company has taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. These fluctuations reflect a continuing emphasis on expense control and an increase in productivity resulting from the Company's automation and electronic commerce initiatives. The Company continues to monitor the prevailing market conditions and will adjust personnel costs in accordance with activity.

Other operating expenses consist of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums and title related revenue in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance, depreciation and trade and notes receivable allowances. The Company continues to be committed to cost control measures. In response to market conditions, the Company implemented aggressive cost control programs in order to maintain operating expenses at levels consistent with the levels of revenue; however, certain fixed costs are incurred regardless of revenue levels, resulting in year over year percentage fluctuations. The Company's cost control programs are designed to evaluate expenses, both current and budgeted, relative to existing and projected market conditions. Items considered include, but are not limited to, capital expenditures, service contracts, facility requirements (e.g., renewal/ termination of leases and relocation of offices), expected fluctuations in the number of personnel, the impact of technology and profitability. Additionally, the Company has centralized its purchasing function in order to obtain the most favorable prices/rates available for vendor provided products and services, which also facilitates a highly structured requisition/approval process and cost analysis program. Total other operating expenses totaled $110.6 million and $76.3 million in the 2000 and 1999 quarters, respectively.

The increase in amortization is due to the additional amortization in the first quarter of 2000 related to the addition of Chicago Title.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 79.7% of agent policy premiums in the first quarter of 2000 compared to 79.9% of agent policy premiums in the first quarter of 1999. Agent commissions and the resulting percentage of agency premiums retained by the Company vary according to regional differences in real estate closing practices and state regulations.

The provision for claim losses includes an estimate of anticipated title claims and major claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on the Company's historical loss experience and other relevant factors. The Company monitors its claims experience on a continual basis and adjusts the provision for claim losses accordingly. Based on Company loss development studies, the Company believes that as a result of its underwriting and claims handling practices, as well as the refinancing business of prior years, the Company will maintain the trend of favorable claim loss experience. Based on this information, in the quarters ended March 31, 2000 and 1999, the Company recorded a provision for claim losses of 6.0% and 6.5% of title insurance premiums, respectively, net of recoupments and prior to the impact of premium rates and Company loss experience in the state of Texas. Premiums in Texas are all-inclusive and include a closing fee in addition to a risk-related premium, which differs from similar coverage in other states, while loss experience is comparable. As a result, the provision for claim losses in Texas is much lower than in states that do not have all-inclusive premiums. These factors resulted in a net provision for claim losses of 5.6% and 6.3% in the first quarter of 2000 and 1999, respectively.

Interest expense is incurred by the Company in financing its capital asset purchases, lease originations and certain acquisitions. Interest expense consists of interest related to the Company's outstanding debt and in 1999 also includes the amortization of original issue discount and debt issuance costs related to the Liquid Yield Option Notes, which were converted or redeemed in February 1999. Interest expense of "non-LYONs" debt totaled $6.6 million and $2.4 million for the three-month periods ended March 31, 2000 and 1999, respectively. The LYONs related component of interest expense amounted to $445,000 for the first quarter of 1999. The increase in interest expense is attributable to the increase in outstanding notes payable, primarily related to the Chicago Title merger financing, and an increase in certain indices, on which the Company's variable interest rates are based.

Income tax expense for the three-month periods ended March 31, 2000 and 1999, as a percentage of earnings before income taxes was 75.6% and 41.0%, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to the Company's estimate of ultimate income tax liability, the impact of the non-recurring charges and the characteristics of net income, i.e., operating income versus investment income.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company does not believe there have been any material changes in the market risks since December 31, 1999, which would impact the fair value of certain assets and liabilities included in the Condensed Consolidated Balance Sheets.

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

The Company developed a four-phase program to become Y2K compliant. Phase I is "Plan Preparation and Identification of the Problem." This is a continuing phase. Phase II is "Plan Execution and Remediation." Phase III is "Testing." Phase IV is "Maintaining Y2K Compliance." The status of the Y2K compliance program is monitored by senior management of the Company and by the Audit Committee of the Company's Board of Directors. The costs of the Y2K related efforts incurred to date have not been material, and the estimate of remaining costs to be incurred is not considered to be material. These estimates may be subject to change due to the complexities of estimating the cost of modifying applications to become Y2K compliant and the difficulties in assessing third parties', including various local governments upon which the Company relies upon to provide title related data, ability to become Y2K compliant.

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

Item 4. Submission of Matter to Vote of Securities Holders

        On February 9, 2000, the Company held a special meeting of stockholders pursuant to a Notice of Meeting and Proxy Statement dated December 29, 1999. At the meeting, stockholders approved and adopted the Agreement and Plan of Merger, dated August 1, 1999, by and between Fidelity National Financial, Inc. and Chicago Title Corporation and amended as of October 13, 1999, including the issuance of shares of Fidelity National Financial, Inc. common stock in the merger of Chicago Title Corporation with and into Fidelity National Financial, Inc. (21,668,697 for and 418,405 withheld); and approved an amendment to Fidelity National Financial, Inc.'s Certificate of Incorporation to increase the number of Fidelity National Financial, Inc. common stock authorized for issuance from 50,000,000 to 100,000,000 (21,671,858 for and 410,547 withheld).

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            Exhibit 11 -- Computation of Primary and Diluted Earnings Per Share

            Exhibit 27 -- Financial Data Schedule

        (b) Reports on Form 8-K:

        Current Report on Form 8-K, dated January 11, 2000, related to January 11, 2000 Press Release issued by Fidelity National Financial, Inc. and Chicago Title Corporation confirming that the U.S. Federal Trade Commission had completed its review of and published for public comment a consent order for the merger of Fidelity National Financial, Inc. and Chicago Title Corporation.

        Current Report on Form 8-K, dated February 9, 2000, related to February 9, 2000 Press Release issued by Fidelity National Financial, Inc. announcing that its stockholders approved the merger of Chicago Title Corporation with and into Fidelity National Financial, Inc. and to February 11, 2000 Press Release issued by Fidelity National Financial, Inc. that it had entered into a definitive Credit Agreement with Bank of America, N.A., as the Administrative Agent, Chase Securities Inc., as the Syndication Agent, Morgan Stanley Funding, Inc., as the Documentation Agent, and various financial institutions, as Lenders.

        Current Report on Form 8-K and Form 8-K/A, Amendment No. 1, dated March 20, 2000, related to the merger of Chicago Title Corporation with and into Fidelity National Financial, Inc. and Chicago Title Corporation financial statements as of and for the three-year period ended December 31, 1999.

                                 EXHIBIT INDEX

         Exhibit
         Number             Description
         -------            -----------

           11        Computation of Primary and Diluted Earnings Per Share

           27        Financial Data Schedule