Form 10-Q
period 2000-06-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2000-08-14
CIK 809398

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

                       For the Quarter Ended June 30, 2000

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

                                YES [X]   NO [ ]

         As of August 9, 2000, 67,393,506 shares of the Registrant's Common Stock were outstanding.

                                    FORM 10-Q

                                QUARTERLY REPORT
                           Quarter Ended June 30, 2000


                                      INDEX

                                                                            Page
                                                                            ----
Part I:  FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Financial Statements

                 A. Condensed Consolidated Balance Sheets as of
                    June 30, 2000 and December 31, 1999                        3


                 B. Condensed Consolidated Statements of Earnings for
                    the three months and six months ended June 30, 2000
                    and 1999                                                   4

                 C. Condensed Consolidated Statements of Comprehensive
                    Earnings for the three months and six months ended
                    June 30, 2000 and 1999                                     5

                 D. Condensed Consolidated Statements of Cash Flows
                    for the six months ended June 30, 2000 and 1999            6

                 E. Notes to Condensed Consolidated Financial Statements       8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                11

         Item 3. Quantitative and Qualitative Disclosure About Market Risk    15

Part II: OTHER INFORMATION

         Item 1. Legal Proceedings                                            16

         Items 2, 3 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting
                 period                                                       --

         Item 4. Submission of Matters to a Vote of Security Holders          16

         Item 6. Exhibits and Reports on Form 8-K                             16

Part I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                  June 30,          December 31,
                                                                                   2000                 1999
                                                                                -----------         -----------
                                                                                (Unaudited)
                                     ASSETS
Investments:
     Fixed maturities available for sale, at fair value,
       at June 30, 2000 includes $252,150 of pledged fixed
       maturity securities related to secured trust deposits                    $ 1,134,469         $   347,051
     Equity securities, at fair value                                                55,793              38,881
     Other long-term investments, at cost, which approximates fair value             44,975              43,253
     Short-term investments, at cost, which approximates fair value, at
       June 30, 2000 includes $114,328 of pledged short-term investments
       related to secured trust deposits                                            267,818              74,232
     Investments in real estate and partnerships, net                                 2,896               3,499
                                                                                -----------         -----------
         Total investments                                                        1,505,951             506,916

Cash and cash equivalents, at June 30, 2000 includes $262,978 of
  pledged cash related to secured trust deposits                                    362,705              38,569
Leases and residual interests in securitizations                                    147,187             142,141
Trade receivables, net                                                              116,881              60,784
Notes receivable, net                                                                18,209              18,304
Cost in excess of net assets acquired, net                                          765,450              53,576
Prepaid expenses and other assets                                                   179,359              75,310
Title plants                                                                        263,872              59,914
Property and equipment, net                                                         179,990              55,453
Deferred tax asset                                                                  150,177              31,579
                                                                                -----------         -----------
                                                                                $ 3,689,781         $ 1,042,546
                                                                                ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued liabilities                                   $   344,446         $   135,943
     Notes payable                                                                  783,398             226,359
     Reserve for claim losses                                                       910,646             239,962
     Secured trust deposits                                                         619,709                  --
     Income taxes payable                                                            47,819               3,175
                                                                                -----------         -----------
                                                                                  2,706,018             605,439
     Minority interests                                                               4,660               4,613

Stockholders' equity:
     Preferred stock, $.0001 par value; authorized,
       3,000,000 shares; issued and outstanding, none                                    --                  --
     Common stock, $.0001 par value; authorized, 100,000,000
       shares as of June 30, 2000 and 50,000,000 shares as of
       December 31, 1999; issued, 67,207,969 as of June 30, 2000
       and 39,224,169 as of December 31, 1999                                             7                   4
     Additional paid-in capital                                                     637,492             246,959
     Retained earnings                                                              347,607             327,785
                                                                                -----------         -----------
                                                                                    985,106             574,748
     Accumulated other comprehensive loss                                            (6,003)             (5,975)
     Less treasury stock, cancelled in 2000 and 12,036,102 shares
       as of December 31, 1999, at cost                                                  --            (136,279)
                                                                                -----------         -----------
                                                                                    979,103             432,494
                                                                                -----------         -----------
                                                                                $ 3,689,781         $ 1,042,546
                                                                                ===========         ===========

See Notes to Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                             Three months ended           Six months ended
                                                                   June 30,                    June 30,
                                                           -----------------------     -----------------------
                                                             2000          1999           2000          1999
                                                           --------     ----------     ----------     --------
                                                                  (Unaudited)                (Unaudited)
REVENUE:
   Title insurance premiums                                $535,004     $  248,100     $  795,404     $489,974
   Escrow fees                                               78,917         34,213        111,200       67,008
   Other fees and revenue                                   123,076         67,661        193,350      131,325
   Interest and investment income, including
     realized gains (losses)                                 20,645          7,845         35,345       13,786
                                                           --------     ----------     ----------     --------
                                                            757,642        357,819      1,135,299      702,093
                                                           --------     ----------     ----------     --------
EXPENSES:
   Personnel costs                                          241,764        105,761        352,471      214,306
   Other operating expenses                                 168,375         83,727        278,938      160,032
   Agent commissions                                        233,098        108,605        359,006      215,597
   Provision for claim losses                                25,185         15,099         39,770       30,330
   Interest expense                                          18,112          2,853         24,691        5,689
                                                           --------     ----------     ----------     --------
       Total expenses                                       686,534        316,045      1,054,876      625,954
                                                           --------     ----------     ----------     --------
Earnings before amortization of cost in excess
   of net assets acquired                                    71,108         41,774         80,423       76,139

Amortization of cost in excess of net assets acquired        11,874          1,536         13,528        2,397
                                                           --------     ----------     ----------     --------
Earnings before income taxes                                 59,234         40,238         66,895       73,742

Income tax expense                                           27,863         16,497         33,655       30,234
                                                           --------     ----------     ----------     --------
       Net earnings                                        $ 31,371     $   23,741     $   33,240     $ 43,508
                                                           ========     ==========     ==========     ========

Basic net earnings                                         $ 31,371     $   23,741     $   33,240     $ 43,508
                                                           ========     ==========     ==========     ========
Basic earnings per share                                   $   0.47     $     0.78     $     0.67     $   1.42
                                                           ========     ==========     ==========     ========
Weighted average shares outstanding, basic basis             66,846         30,423         49,559       30,594
                                                           ========     ==========     ==========     ========
Diluted net earnings                                       $ 31,371     $   23,741     $   33,240     $ 43,771
                                                           ========     ==========     ==========     ========
Diluted earnings per share                                 $   0.46     $     0.75     $     0.65     $   1.35
                                                           ========     ==========     ==========     ========
Weighted average shares outstanding, diluted basis           68,866         31,788         51,147       32,502
                                                           ========     ==========     ==========     ========
Cash dividends per share                                   $   0.10     $     0.07     $     0.20     $   0.14
                                                           ========     ==========     ==========     ========

See Notes to Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (In thousands)

                                                            Three months ended          Six months ended
                                                                 June 30,                    June 30,
                                                          ----------------------      ----------------------
                                                            2000          1999          2000          1999
                                                          --------      --------      --------      --------
                                                               (Unaudited)                (Unaudited)
Net earnings                                              $ 31,371      $ 23,741      $ 33,240      $ 43,508

Other comprehensive earnings (loss):
  Unrealized gains (losses) on investments, net (1)         (6,231)       (4,023)          405       (10,031)
  Reclassification adjustments for (gains) losses
    included in net earnings (2)                             1,245        (1,194)         (433)         (799)
                                                          --------      --------      --------      --------
Other comprehensive loss                                    (4,986)       (5,217)          (28)      (10,830)
                                                          --------      --------      --------      --------
Comprehensive earnings                                    $ 26,385      $ 18,524      $ 33,212      $ 32,678
                                                          ========      ========      ========      ========

-----------------

(1) Net of income tax expense (benefit) of $(4,154) and $(2,796) and $270 and $(6,971) for the three months and six months ended June 30, 2000 and 1999, respectively.

(2) Net of income tax expense (benefit) of $(830) and $830 and $289 and $556 for the three months and six months ended June 30, 2000 and 1999, respectively.

See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          Six months ended
                                                                              June 30,
                                                                      ------------------------
                                                                         2000           1999
                                                                      ---------      ---------
                                                                            (Unaudited)
Cash flows from operating activities:
     Net earnings                                                     $  33,240      $  43,508
     Reconciliation of net earnings to net cash provided by
       operating activities:
         Depreciation and amortization                                   46,551         12,716
         Net increase (decrease) in reserve for claim losses                (61)        13,353
         Net increase in provision for possible losses other
           than claims                                                      565            282
         Gain on sales of assets                                         (1,970)        (1,355)
         Equity (gains) losses of unconsolidated partnerships               273            (93)
         Amortization of LYONs original issue discount                       --            485
     Change in assets and liabilities, net of effects
       from acquisitions:
         Net increase in leases and lease securitization
           residual interest                                             (5,046)       (32,695)
         Net increase in cash pledged to secure trust and
           escrow deposits                                              156,908             --
         Net increase in trade receivables                                  (23)        (1,850)
         Net (increase) decrease in prepaid expenses
           and other assets                                              17,578         (6,049)
         Net decrease in accounts payable and accrued
           liabilities                                                  (62,482)        (7,328)
         Net increase (decrease) in income taxes                         17,904         (7,250)
                                                                      ---------      ---------
Net cash provided by operating activities                               203,437         13,724
                                                                      ---------      ---------
Cash flows from investing activities:
     Proceeds from sale of real estate                                        7            946
     Proceeds from sales and maturities of investments                  463,575        211,869
     Collections of notes receivable                                      8,675          1,787
     Additions to title plants                                              (56)        (1,247)
     Additions to property and equipment                                (16,718)       (13,105)
     Additions to investments                                          (496,392)      (202,836)
     Additions to notes receivable                                       (8,364)        (8,475)
     Sale of a subsidiary, net of cash                                       --          2,468
     Acquisitions of businesses, net of cash acquired                  (389,819)            --
                                                                      ---------      ---------
Net cash used in investing activities                                 $(439,092)     $  (8,593)
                                                                      =========      =========

See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         Six months ended
                                                             June 30,
                                                     -----------------------
                                                       2000           1999
                                                     ---------      --------
                                                           (Unaudited)
Cash flows from financing activities:
     Borrowings                                      $ 600,910      $ 42,152
     Debt service payments                             (47,761)       (7,074)
     Dividends paid                                     (9,408)       (4,392)
     Purchase of treasury stock                           (551)      (33,812)
     Stock options exercised                            16,601         2,532
                                                     --------       --------
Net cash used in financing activities                  559,791          (594)
                                                     ---------      --------

Net increase in cash and cash equivalents              324,136         4,537
Cash and cash equivalents at beginning of period        38,569        51,309
                                                     ---------      --------
Cash and cash equivalents at end of period           $ 362,705      $ 55,846
                                                     =========      ========

Supplemental cash flow information:
     Income taxes paid                               $   6,038      $ 35,878
                                                     =========      ========
     Interest paid                                   $  22,988      $  9,232
                                                     =========      ========
Noncash investing and financing activities:
     Dividends declared and unpaid                   $   6,722      $  2,147
                                                     =========      ========

See Notes to Condensed Consolidated Financial Statements

               Fidelity National Financial, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements


Note A - Basis of Financial Statements

The financial information included in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Reports on Form 8-K/A, dated March 20, 2000.

Certain reclassifications have been made in the 1999 Condensed Consolidated Financial Statements to conform to classifications used in 2000.

Note B - Chicago Title Corporation Merger

On March 20, 2000, Chicago Title Corporation ("Chicago Title") was merged with and into the Company pursuant to an Agreement and Plan of Merger ("Merger Agreement") signed on August 1, 1999 and amended on October 13, 1999. Pursuant to the terms of the Merger Agreement, Chicago Title stockholders received aggregate merger consideration of approximately $1.1 billion. The merger consideration was paid in the form of 1.7673 shares of Company common stock and $26.00 in cash for each share of Chicago Title common stock, resulting in the issuance of approximately 38.8 million shares of Company common stock at an average price during the applicable trading period of $13.1771 per share and the payment of approximately $570.2 million in cash. The merger has been accounted for as a purchase.

The Company has recorded certain preliminary purchase accounting adjustments, which are based on estimates utilizing available information. Such purchase accounting adjustments may be refined as additional information becomes available. Cost in excess of net assets acquired which has been recorded as a result of the merger will be amortized on a straight-line basis over 20 years.

The Company's Condensed Consolidated Statements of Earnings include the results of operations of Chicago Title for the period subsequent to March 20, 2000, the merger date, through June 30, 2000.

A roll-forward of consolidated stockholders' equity from December 31, 1999 to June 30, 2000, including the effect of the Chicago Title merger is as follows:

                                                                          Accumulated
                                  Common Stock    Additional                 Other           Treasury Stock
                                ----------------   Paid-in     Retained   Comprehensive   --------------------
                                Shares    Amount   Capital     Earnings       Loss        Shares      Amount
                                -------   ------  ---------    ---------  -------------   -------    ---------
                                                             (In thousands)
Balance, December 31, 1999       39,224    $ 4    $ 246,959    $ 327,785    $(5,975)       12,036    $(136,279)
   Purchase of treasury stock        --     --           --           --         --            39         (551)
   Exercise of stock options      1,298     --       16,601           --         --            --           --
   Other comprehensive loss -
     unrealized loss on
     investments and other
     financial instruments           --     --           --           --        (28)           --           --
   Acquisition of Chicago
     Title Corporation           38,761      4      510,762           --         --            --           --
   Retirement of treasury
     stock                      (12,075)    (1)    (136,830)          --         --       (12,075)     136,830
   Cash dividends                    --     --           --      (13,418)        --            --           --
   Net earnings                      --     --           --       33,240         --            --           --
                                -------    ---    ---------    ---------    -------       -------    ---------
Balance, March 31, 2000          67,208    $ 7    $ 637,492    $ 347,607    $(6,003)           --    $      --
                                =======    ===    =========    =========    =======       =======    =========

In connection with the merger, the Company entered into an $800.0 million syndicated credit agreement ("Credit Agreement"). The Credit Agreement provides for three distinct credit facilities: a $100.0 million, 18-month revolving credit facility, a $250.0 million, 6-year revolving credit facility and a $450.0 million term loan facility with a 6-year amortization period. The Credit Agreement bears interest at a variable interest rate based on the debt ratings assigned to the Company by certain independent agencies, and is unsecured. The initial interest rate is LIBOR plus 1.50%. Proceeds from the Credit

Agreement are available and have been used to finance the cash portion of the merger consideration, to refinance certain previously existing indebtedness, to pay fees and expenses incurred in connection with the merger and to fund other general corporate purposes of the combined company.

Selected unaudited pro forma combined results of operations for the six-month periods ended June 30, 2000 and 1999, assuming the merger occurred on January 1, 2000 and 1999 and using actual general and administrative expenses prior to the merger, are as follows:

                                                             Six months ended
                                                                 June 30,
                                                         -------------------------
                                                            2000           1999
                                                         ----------     ----------
                                                           (In thousands, except
                                                              per share data)
Total revenue                                            $1,464,764     $1,702,617
Net earnings before merger-related expenses
  and non-recurring charges                              $   43,065     $   70,507
Basic net earnings                                       $   29,694     $   70,507
Basic net earnings per share before merger-related
  expenses and non-recurring charges                     $     0.65     $     1.02
Basic net earnings per share                             $     0.45     $     1.02
Diluted net earnings                                     $   29,694     $   70,770
Diluted net earnings per share before merger-related
  expenses and non-recurring charges                     $     0.63     $     0.98
Diluted net earnings per share                           $     0.44     $     0.98

Note C - Dividends

On March 17, 2000, the Company's Board of Directors declared a cash dividend of $.10 per share, payable on May 30, 2000, to stockholders of record as of April 10, 2000. On June 28, 2000, the Company's Board of Directors declared a cash dividend of $0.10 per share, payable on July 24, 2000 to stockholders of record as of July 10, 2000.

Note D - Segment Information

During the first quarter of 2000, the Company restructured its business segments to more accurately reflect a change in the Company's current operating structure. All previously reported segment information has been restated to be consistent with the 2000 presentation.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The amounts reported for Chicago Title reflect only the period subsequent to March 20, 2000, the merger date, through June 30, 2000. Reportable segments are determined based on the organizational structure and types of products and services from which each reportable segment derives its revenue.

                                                     REAL ESTATE
SIX MONTHS ENDED                      TITLE          INFORMATION
 JUNE 30, 2000                      INSURANCE         SERVICES       CORPORATE           TOTAL
----------------                    ----------       -----------     ---------         ----------
                                                      (Dollars in thousands)
Total revenue                       $  994,522        $67,089        $  73,688         $1,135,299
                                    ==========        =======        =========         ==========

Operating earnings (loss)           $  105,576        $ 8,588        $ (11,372)        $  102,792
Interest and investment
  income, including
  realized gains (losses)               28,507            921            5,917             35,345
Depreciation and
  amortization expense                  36,895          1,233            8,423             46,551
Interest expense                           335             21           24,335             24,691
                                    ----------        -------        ---------         ----------
Earnings (loss) before
  income taxes                          96,853          8,255          (38,213)            66,895
Income tax expense (benefit)            38,118          3,249           (7,712)            33,655
                                    ----------        -------        ---------         ----------
Net earnings (loss)                 $   58,735        $ 5,006        $ (30,501)        $   33,240
                                    ----------        -------        ---------         ----------
Assets                              $3,329,006        $94,871        $ 265,904         $3,689,781
                                    ==========        =======        =========         ==========

                                                    REAL ESTATE
SIX MONTHS ENDED                      TITLE         INFORMATION
 JUNE 30, 2000                      INSURANCE        SERVICES        CORPORATE           TOTAL
----------------                    ----------      -----------      ---------         ----------
                                                      (Dollars in thousands)
Total revenue                       $  597,790        $39,068        $  65,235         $  702,093
                                    ==========        =======        =========         ==========

Operating earnings (loss)           $   81,691        $ 4,268        $  (7,598)        $   78,361
Interest and investment
  income, including
  realized gains (losses)               12,260            167            1,359             13,786
Depreciation and
  amortization expense                   8,722            159            3,835             12,716
Interest expense                            43             18            5,628              5,689
                                    ----------        -------        ---------         ----------
Earnings (loss) before
  income taxes                          85,186          4,258          (15,702)            73,742
Income tax expense (benefit)            32,714          1,663           (4,143)            30,234
                                    ----------        -------        ---------         ----------
Net earnings (loss)                 $   52,472        $ 2,595        $ (11,559)        $   43,508
                                    ==========        =======        =========         ==========
Assets                              $  715,260        $50,119        $ 231,867         $  997,246
                                    ==========        =======        =========         ==========

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

Corporate

The corporate segment includes the operations of the parent holding company. These operations consist of certain investment activities, including Micro General Corporation, FNF Capital, Inc., Express Network, Inc. and the issuance and repayment of corporate debt obligations. The non-recurring charges of $13.4 million that were recorded during the first quarter of 2000 are included in the corporate segment.

The accounting policies of the segments are the same as those used in the Condensed Consolidated Financial Statements. Intersegment sales or transfers which occurred in the ordinary course of consolidated operations, other than transactions between the Company (primarily the Title Insurance segment) and Micro General Corporation, have been eliminated from the segment information provided.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: general economic and business conditions, including interest rate fluctuations and general volatility in the capital markets; changes in the performance of the real estate markets; the impact of competitive products and pricing; success of operating initiatives; our ability to integrate the acquired business operations of Chicago Title and our ability to implement cost-saving synergies associated with the acquisition; adverse publicity; the ability to identify businesses to be acquired; availability of qualified personnel; employee benefits costs and changes in, or the failure to comply with government regulations and other risks detailed in our filings with the Securities and Exchange Commission.

Factors Affecting Comparability

Our Condensed Consolidated Statements of Earnings include the results of operations of Chicago Title for the period subsequent to March 20, 2000, the merger date, through June 30, 2000. As a result, quarter over quarter and year over year comparisons may not be meaningful. Excluding the effect of the Chicago Title merger, our title insurance premiums for the three and six months ended June 30, 2000 were $210.3 million and $405.3 million, respectively.

In addition, during the first quarter of 2000 we recorded certain non-recurring charges totaling $13.4 million, after applicable taxes. These charges primarily relate to the revaluation of non-title assets, including our investment in Express Network, Inc. and certain existing goodwill and obsolete software.

                              RESULTS OF OPERATIONS

Net earnings for the second quarter of 2000 were $31.4 million, or $0.46 per diluted share, as compared with net earnings of $23.7 million, or $0.75 per diluted shared for the second quarter of 1999. Net earnings for the six months ended June 30, 2000 were $33.2 million, or $0.65 per diluted share. Excluding the non-recurring, non-title related charges we recorded in the first quarter of 2000 of $13.4 million, or $0.26 per diluted share, net earnings for the six-month period were $46.6 million, or $0.91 per diluted share as compared with net earnings for the corresponding period in 1999 of $43.5 million, or $1.35 per diluted share.

Excluding the effects of amortization of cost in excess of net assets acquired, net earnings were $42.9 million, or $0.62 per diluted share for the second quarter of 2000 compared with $25.3 million, or $0.80 per diluted share for the second quarter of 1999. Net earnings before amortization of cost in excess of net assets acquired and before the non-recurring charges we recorded in the first quarter of 2000, were $59.8 million, or $1.17 per diluted share for the six months ended June 30, 2000 as compared with $45.9 million, or $1.41 per diluted share for the corresponding prior year period. We believe that earnings before amortization of cost in excess of net assets acquired and non-recurring charges better reflects the operational performance of our business.

The following table presents the calculation of net earnings before amortization of cost in excess of net assets acquired and non-recurring charges:

                                                      Three months ended                   Six months ended
                                                           June 30,                            June 30,
                                                  --------------------------          --------------------------
                                                    2000              1999              2000              1999
                                                  --------           -------          --------           -------
                                                    (In thousands, except               (In thousands, except
                                                       per share data)                      per share data)
Net earnings                                      $ 31,371           $23,741          $ 33,240           $43,508
Amortization of cost in excess of
   net assets acquired                              11,874             1,536            13,528             2,397
Tax effect of amortization of cost in
   excess of net assets acquired                      (316)               --              (316)               --
Non-recurring charges, net of tax                       --                --            13,371                --
                                                  --------           -------          --------           -------
Net earnings before amortization
   of cost in excess of net assets
   acquired and non-recurring charges             $ 42,929           $25,277          $ 59,823           $45,905
                                                  ========           =======          ========           =======
Diluted net earnings per share before
   amortization of cost in excess of net
   assets acquired and non-recurring
   charges                                        $   0.62           $  0.80          $   1.17           $  1.41
                                                  ========           =======          ========           =======
Diluted weighted average shares
   outstanding                                      68,866            31,788            51,147            32,502
                                                  ========           =======          ========           =======

Our acquisition of Chicago Title on March 20, 2000 has impacted the mix of business between our direct and agency operations as compared with the prior year periods. Economic conditions, including the continued volatility in mortgage rates, have shifted the mix of our core title and escrow business from a refinance-driven market in the first half of 1999 to a more traditional new home purchase and resale market.

The following table presents information regarding the components of title premiums:

                                      Three months ended June 30,                  Six months ended June 30,
                                --------------------------------------       ------------------------------------
                                           % of                  % of                   % of                % of
                                 2000      Total       1999      Total         2000     Total      1999     Total
                                --------   -----     --------    -----       --------   -----    --------   -----
                                        (Dollars in thousands)                       (Dollars in thousands)
Title premiums from direct
  operations                    $233,362    43.6%    $111,683     45.0%      $335,828    42.2%   $219,642    44.8%
Title premiums from agency
  operations                     301,642    56.4%     136,417     55.0%       459,576    57.8%    270,332    55.2%
                                --------   -----     --------    -----       --------   -----    --------   -----

         Total                  $535,004   100.0%    $248,100    100.0%      $795,404   100.0%   $489,974   100.0%
                                ========   =====     ========    =====       ========   =====    ========   =====

The decrease in real estate activity has been more than offset by an increase in the average fee per file as well as the addition of the Chicago Title operations. The increase in fee per file is consistent with a return to more normalized levels of refinance activity and the continuing increase in housing values, as well as increased commercial activity as we continue to grow our National Commercial Division.

Escrow fees for the three and six months ended June 30, 2000 were $78.9 million and $111.2 million, respectively as compared with $34.2 million and $67.0 million, respectively, for the corresponding periods of the prior year. The trend in escrow fees is generally consistent with that of our direct title premiums.

Other fees and income represent revenue generated by our real estate information services business, the revenue of Micro General Corporation, our majority-owned information and telecommunication services subsidiary, and the revenue generated by FNF Capital, Inc., our equipment leasing subsidiary. Other fees and income for the second quarter of 2000 were $123.1 million as compared with $67.7 million for the second quarter of 1999. On a year-to-date basis, other fees and income were $193.4 million for the 2000 period as compared with $131.3 million in 1999. The increases in other fees and income is primarily the result of the acquisition of Chicago Title.

Interest and investment income was $20.6 million in the second quarter of 2000 as compared with $7.8 million in the second quarter of 1999. The increase in interest and investment income earned during the 2000 quarter is primarily due to an increase in invested assets as a result of the Chicago Title acquisition. The increase in invested assets and interest earned thereon was partially offset in the second quarter of 2000 by net realized losses on the sale of assets of $2.6 million as compared with net realized gains of $2.0 million in the second quarter of 1999. Interest and investment income for the six months ended June 30, 2000 was $35.3 million as compared with $13.8 million for the corresponding period in 1999. The increase in the year-to-date numbers is consistent with that of the quarter; however we recorded net realized gains on the sale of assets in the 2000 period of $2.0 million as compared with net realized gains of $1.4 million for the corresponding 1999 period.

Our operating expenses consist primarily of personnel costs, other operating expenses and agent commissions, which are incurred as orders are received and processed. Title insurance premiums, escrow fees and other fees and revenue are generally recognized as income at the time the underlying transaction closes. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue; however, a short time lag does exist in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.

Personnel costs include base salaries, commissions and bonuses paid to employees, and are one of our most significant operating expenses. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. For the second quarter of 2000 personnel costs were $241.8 million, or 31.9% of total revenue, compared with $105.8 million, or 29.6% of total revenue for the corresponding 1999 quarter. For the six months ended June 30, 2000 and 1999, personnel costs were $352.5 million, or 31.0% of total revenue, and $214.3 million, or 30.5% of total revenue, respectively. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. We will continue to monitor prevailing market conditions and will adjust personnel costs in accordance with activity.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance, depreciation and trade and notes receivable allowances. We continue to be committed to cost control measures. In response to market conditions, we have implemented aggressive cost control programs in order to maintain operating expenses at levels consistent with the levels of revenue; however, certain fixed costs are incurred regardless of revenue levels, resulting in period-over-period fluctuations. Our cost control programs are designed to evaluate expenses, both current and budgeted, relative to existing and projected market conditions. Total other operating expenses were $168.4 million, or 22.2% of total revenues for the second quarter of 2000 as compared with $83.7 million, or 23.4% of total revenues for the second quarter of 1999. For the six months ended June 30, 2000, these expenses were $262.4 million, excluding the non-recurring charges we took in the first quarter of 2000, and $160.0 million for the corresponding 1999 period. As a percentage of total revenue, other operating expenses for the 2000 period were 23.1% as compared with 22.8% for the 1999 period, excluding the non-recurring charges.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 77.3% of agent title premiums in the second quarter of 2000 as compared with 79.6% of agent title premiums for the second quarter of 1999. Agent commissions, as a percentage of agent title premiums, for the six months ended June 30, 2000 and 1999 were 78.1% and 79.8%, respectively. Agent commissions and the resulting percentage of agent title premiums retained by us vary according to regional differences in real estate closing practices and state regulations.

The provision for claim losses includes an estimate of anticipated title claims and major claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly. Based on our loss development studies, we believe that as a result of our underwriting and claims handling practices, as well as the refinancing business of prior years, we will maintain the favorable claim loss trends we have experienced over the past several years. As such, our claim loss provision as a percentage of total title premiums was 4.7% in the second quarter of 2000 as compared with 6.1% in the second quarter of 1999. On a year-to-date basis, our provision for claim losses as a percentage of total title premiums was 5.0% in 2000 as compared with 6.2% in 1999.

Interest expense for the three and six months ended June 30, 2000 was $18.1 million and $24.7 million, respectively. Interest expense for the three and six months ended June 30, 1999 was $2.9 million and $5.7 million, respectively. The increase in interest expense for the 2000 periods is attributable to the increase in outstanding notes payable, primarily related to the Chicago Title merger financing, and an increase in certain indices, on which our variable interest rates are based.

Amortization of cost in excess of net assets acquired was $11.9 million in the second quarter of 2000 as compared with $1.5 million in the second quarter of 1999. These expenses totaled $13.5 million and $2.4 million for the six months ended June 30, 2000 and 1999, respectively. In connection with the acquisition of Chicago Title, we recorded estimated cost in excess of net assets acquired of approximately $729.8 million. As a result, amortization of cost in excess of net assets acquired has increased accordingly.

Income tax expense for the three-month and six-month periods ended June 30, 2000 and 1999, as a percentage of earnings before income taxes was 47.0% and 41.0%; and 50.3% and 41.0%, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, the impact of the non-recurring charges and the non-deductible goodwill recorded pursuant to the Chicago Title merger and the characteristics of net earnings, i.e. operating income versus investment income.

                         LIQUIDITY AND CAPITAL RESOURCES

On March 20, 2000 we acquired Chicago Title via merger. Pursuant to the terms of the Merger Agreement, Chicago Title stockholders received aggregate merger consideration of approximately $1.1 billion. The merger consideration was paid in the form of 1.7673 shares of our common stock and $26.00 in cash for each share of Chicago Title common stock, resulting in the issuance of approximately
38.8 million shares of our common stock at an average price during the applicable period of $13.1771 per share and the payment of approximately $570.2 million in cash.

In connection with the Chicago Title merger, we entered into an $800.0 million syndicated credit agreement ("Credit Agreement"). The Credit Agreement provides for three distinct credit facilities: a $100.0 million, 18-month revolving credit facility, a $250.0 million, 6-year revolving credit facility and a $450.0 million term loan facility with a 6-year amortization period. The Credit Agreement bears interest at a variable rate of interest based on the debt ratings assigned to us by certain independent agencies, and is unsecured. The initial interest rate is LIBOR plus 1.50%. Proceeds from the Credit Agreement are available and have been used to finance the cash portion of the merger consideration, to refinance certain previously existing indebtedness, to pay fees and expenses incurred in connection with the merger and to fund other general corporate purposes.

We must comply with certain affirmative and negative covenants related to our Credit Agreement and other debt facilities, which require, among other things, that we maintain our current debt ratings and certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. We are in compliance with all of our debt covenants as of June 30, 2000. Our cash requirements include debt service, operating expenses, lease fundings, lease securitizations, taxes and dividends on our common stock. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities and bank borrowings through existing credit facilities. Our short-and long-term liquidity requirements are monitored regularly to match cash inflows with cash requirements. We forecast the daily needs of all of our subsidiaries and periodically review their short- and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

The two significant sources of our funds are dividends and distributions from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses they incur. The reimbursements are executed within the guidelines of various management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulations in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. Our underwritten title companies, real estate information service companies, Micro General Corporation and FNF Capital, Inc. collect revenue and pay operating expenses; however, they are not regulated to the same extent as our insurance subsidiaries. Positive cash flow from these subsidiaries are invested primarily in cash and cash equivalents.

Year 2000 Issues

We have not experienced any Year 2000 ("Y2K") compliance related issues to date. We believe that our electronic data processing and information systems are Y2K compliant; however, there can be no assurance that all of our systems are Y2K compliant, or the costs to be Y2K compliant will not exceed our current expectations, or that the failure of such systems to be Y2K compliant will not have a material adverse effect on our business. We believe that functions currently performed with the assistance of electronic data processing equipment could be performed manually or outsourced if certain systems are determined not to be Y2K compliant.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 1999.

Part II: OTHER INFORMATION

Item 1.  Legal Proceedings

         As previously disclosed in our prior Securities and Exchange Commission filings, we have been named as a defendant in four class action lawsuits alleging irregularities and violations of title and escrow practices. One of these suits was filed by the Attorney General of the State of California on behalf of the California Controller and the California Department of Insurance against the entire title and escrow industry in California. The other three were filed by private law firms in Federal Court in San Francisco and the State Court in Los Angeles. In February 2000, we reached a settlement of the lawsuit filed by the California Department of Insurance ("Department"). The settlement does not require us to pay any fine or penalty. We are vigorously defending the remaining lawsuits. We do not believe that the resolution of these lawsuits will have a material impact on us or on our results of operations.

Item 4.  Submission of Matters to Vote of Securities Holders

         Our Annual Meeting of Stockholders was held on June 12, 2000 for the purpose of electing certain members of the board of directors and to approve amendments to increase the shares available under our 1991 and 1998 Stock Option Plans.

         Nominees for directors, whose term expired as of the date of the Annual Meeting, were elected by the following vote:

                                               Shares Voted    Authority to Vote
                                                  "For"            "Withheld"
                                               ------------    -----------------
              Daniel D. Lane                    58,122,130         2,173,289
              J. Thomas Talbot                  58,123,399         2,172,020
              John F. Farrell, Jr.              58,170,495         2,124,924
              Philip G. Heasley                 58,170,495         2,122,948

         The proposal to approve the amendment to our 1991 Stock Option Plan received the following votes:

                                                   Votes          Percentage
                                                ----------        ----------
              Shares Voted "For"                49,794,519           82.6%
              Shares Voted "Against"            10,245,734           17.0%
              Shares Voted "Abstain"               255,166            0.4%

         The proposal to approve the amendment our 1998 Stock Option Plan received the following votes:

                                                   Votes          Percentage
                                                ----------        ----------
                  Shares Voted "For"            48,326,974           80.2%
                  Shares Voted "Against"        11,738,359           19.5%
                  Shares Voted "Abstain"           230,086            0.3%

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             Exhibit 11 -- Computation of Earnings Per Share

             Exhibit 27 -- Financial Data Schedule (included only with
                           electronic filing)

         (b) Reports on Form 8-K:

         A Current Report on Form 8-K, dated March 20, 2000, was filed during the second quarter of 2000 to announce that we completed our acquisition, by merger, of Chicago Title on March 20, 2000.

         Amendments No. 1, 2 and 3 to our Current Report on Form 8-K dated March 20, 2000 were filed during the second quarter of 2000 to report matters relating to our acquisition, by merger, of Chicago Title.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        FIDELITY NATIONAL FINANCIAL, INC.
                                  (Registrant)

         By: /s/ Alan L. Stinson
             -----------------------------------------
             Alan L. Stinson
             Executive Vice President, Chief
             Financial Officer (Principal Financial
             and Accounting Officer)                       Date: August 13, 2000

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER                  DESCRIPTION
          -------                 -----------
            11           Computation of Earning Per Share

            27           Financial Data Schedule