Form 10-Q
period 2000-09-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2000-11-14
CIK 809398

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

                    For the Quarter Ended September 30, 2000

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



                                 (949) 622-4333
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES (X)    NO ( )


                As of October 31, 2000, 68,169,668 shares of the
                   Registrant's Common Stock were outstanding.

                                    FORM 10-Q
                                QUARTERLY REPORT
                        Quarter Ended September 30, 2000


                                      INDEX


                                                                                    Page
Part I:  FINANCIAL INFORMATION                                                      ----

         Item 1. Condensed Consolidated Financial Statements

                  A.       Condensed Consolidated Balance Sheets as of September
                           30, 2000 and December 31, 1999                             3

                  B.       Condensed Consolidated Statements of Earnings for the
                           three months and nine months ended September 30,
                           2000 and 1999                                              4

                  C.       Condensed Consolidated Statements of Comprehensive
                           Earnings for the three months and nine months ended
                           September 30, 2000 and 1999                                5

                  D.       Condensed Consolidated Statements of Cash Flows for
                           the nine months ended September 30, 2000 and 1999          6

                  E.       Notes to Condensed Consolidated Financial Statements       8

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                               11

         Item 3. Quantitative and Qualitative Disclosure About Market Risk           15

Part II: OTHER INFORMATION

         Item 1. Legal Proceedings                                                   16

         Item 6. Exhibits and Reports on Form 8-K                                    16

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                September 30,   December 31,
                                                                                    2000           1999
                                                                                 -----------    -----------
                                                                                 (Unaudited)

                                     ASSETS

Investments:
     Fixed maturities available for sale, at fair value, at September 30, 2000 includes $243,053 of pledged fixed maturity securities related to
      secured trust deposits .................................................   $ 1,146,080    $   347,051
     Equity securities, at fair value ........................................        53,289         38,881
     Other long-term investments, at cost, which approximates fair value .....        43,835         43,253
     Short-term investments, at cost, which approximates fair value, at
      September 30, 2000 includes $171,845 of pledged short-term investments
      related to secured trust deposits ......................................       364,628         74,232
     Investments in real estate and partnerships, net ........................           512          3,499
                                                                                 -----------    -----------
         Total investments ...................................................     1,608,344        506,916
Cash and cash equivalents, at September 30, 2000 includes $251,135 of pledged
     cash related to secured trust deposits ..................................       372,536         38,569
Leases and residual interests in securitizations .............................       152,416        142,141
Trade receivables, net .......................................................       126,566         60,784
Notes receivable, net ........................................................        17,490         18,304
Cost in excess of net assets acquired, net ...................................       758,340         53,576
Prepaid expenses and other assets ............................................       192,158         75,310
Title plants .................................................................       264,175         59,914
Property and equipment, net ..................................................       178,014         55,453
Deferred tax asset ...........................................................       147,984         31,579
                                                                                 -----------    -----------
                                                                                 $ 3,818,023    $ 1,042,546
                                                                                 ===========    ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued liabilities ................................   $   362,650    $   135,943
     Notes payable ...........................................................       787,075        226,359
     Reserve for claim losses ................................................       908,440        239,962
     Secured trust deposits ..................................................       659,630             --
     Income taxes payable ....................................................        67,434          3,175
                                                                                 -----------    -----------
                                                                                   2,785,229        605,439
     Minority interests ......................................................         4,668          4,613
Stockholders' equity:
     Preferred stock, $.0001 par value; authorized, 3,000,000 shares;
       issued and outstanding, none ..........................................            --             --
     Common stock, $.0001 par value; authorized, 100,000,000 shares as of September 30, 2000 and 50,000,000 shares as of December 31, 1999;
      issued, 68,058,757 as of September 30, 2000 and 39,224,169 as of
      December 31, 1999 ......................................................             7              4
     Additional paid-in capital ..............................................       654,347        246,959
     Retained earnings .......................................................       378,369        327,785
                                                                                 -----------    -----------
                                                                                   1,032,723        574,748
     Accumulated other comprehensive loss ....................................        (4,597)        (5,975)
     Less treasury stock, cancelled in 2000 and 12,036,102 shares as of
      December 31, 1999, at cost .............................................            --       (136,279)
                                                                                 -----------    -----------
                                                                                   1,028,126        432,494
                                                                                 -----------    -----------
                                                                                 $ 3,818,023    $ 1,042,546
                                                                                 ===========    ===========



See Notes to Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                  Three months ended        Nine months ended
                                                     September 30,            September 30,
                                                 ---------------------   -----------------------
                                                   2000        1999         2000         1999
                                                 --------   ----------   ----------   ----------
                                                     (Unaudited)               (Unaudited)

REVENUE:
   Title insurance premiums ..................   $561,705   $  236,895   $1,357,109   $  726,869
   Escrow and other title-related fees .......    134,595       50,011      325,337      157,343
   Real estate related services ..............     49,309       17,387      116,256       56,455
   Interest and investment income, including
     realized gains and losses ...............     26,618        5,961       61,963       19,747
   Other income ..............................     17,876       31,583       64,737       83,516
                                                 --------   ----------   ----------   ----------
                                                  790,103      341,837    1,925,402    1,043,930

EXPENSES:
   Personnel costs ...........................    247,900       96,831      600,371      311,137
   Other operating expenses ..................    168,927       84,359      447,865      244,391
   Agent commissions .........................    254,079      109,638      613,085      325,235
   Provision for claim losses ................     28,085       14,864       67,855       45,194
   Interest expense ..........................     16,821        4,358       41,512       10,047
                                                 --------   ----------   ----------   ----------
       Total expenses ........................    715,812      310,050    1,770,688      936,004
                                                 --------   ----------   ----------   ----------
Earnings before amortization of cost in excess
   of net assets acquired ....................     74,291       31,787      154,714      107,926
Amortization of cost in excess of
   net assets acquired .......................     10,614        1,571       24,142        3,968
                                                 --------   ----------   ----------   ----------
Earnings before income taxes .................     63,677       30,216      130,572      103,958
Income tax expense ...........................     26,107       11,609       59,762       41,843
                                                 --------   ----------   ----------   ----------

       Net earnings ..........................   $ 37,570   $   18,607   $   70,810   $   62,115
                                                 ========   ==========   ==========   ==========

Basic earnings per share .....................   $   0.56   $     0.62   $     1.27   $     2.05
                                                 ========   ==========   ==========   ==========
Weighted average shares outstanding, basic
    basis ....................................     67,496       29,861       55,582       30,353
                                                 ========   ==========   ==========   ==========

Diluted earnings per share ...................   $   0.54   $     0.60   $     1.23   $     1.95
                                                 ========   ==========   ==========   ==========
Weighted average shares outstanding, diluted
   basis .....................................     69,971       31,169       57,467       32,037
                                                 ========   ==========   ==========   ==========
Cash dividends per share .....................   $   0.10   $     0.07   $     0.30   $     0.21
                                                 ========   ==========   ==========   ==========



See Notes to Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (In thousands)

                                                    Three months ended     Nine months ended
                                                       September 30,         September 30,
                                                    ------------------    --------------------
                                                     2000       1999        2000        1999
                                                    -------   --------    --------    --------
                                                        (Unaudited)           (Unaudited)

Net earnings ....................................   $37,570   $ 18,607    $ 70,810    $ 62,115

Other comprehensive earnings (loss):
  Unrealized gains (losses) on investments,
     net(1) .....................................     1,391     (7,379)      1,796     (17,378)
  Reclassification adjustments for (gains) losses
    included in net earnings(2) .................        15        692        (418)       (139)
                                                    -------   --------    --------    --------

Other comprehensive earnings (loss) .............     1,406     (6,687)      1,378     (17,517)
                                                    -------   --------    --------    --------

Comprehensive earnings ..........................   $38,976   $ 11,920    $ 72,188    $ 44,598
                                                    =======   ========    ========    ========

----------

(1) Net of income tax expense (benefit) of $927 and $(4,600) and $1,197 and $(11,682) for the three months and nine months ended September 30, 2000 and 1999, respectively.

(2) Net of income tax expense (benefit) of $(10) and $(431) and $279 and $93 for the three months and nine months ended September 30, 2000 and 1999, respectively.



See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       Nine months ended
                                                                                         September 30,
                                                                                    ----------------------
                                                                                      2000         1999
                                                                                    ---------    ---------
                                                                                         (Unaudited)

Cash flows from operating activities:
     Net earnings ...............................................................   $  70,810    $  62,115
     Reconciliation of net earnings to net cash provided by operating activities:
         Depreciation and amortization ..........................................      69,963       21,425
         Net increase (decrease) in reserve for claim losses ....................      (2,267)      19,031
         Net increase in provision for possible losses other than claims ........         911           89
         Gain on sales of assets ................................................      (4,703)        (232)
         Equity (gains) losses of unconsolidated partnerships ...................         281         (729)
         Amortization of LYONs original issue discount ..........................          --          552
     Change in assets and liabilities, net of effects from acquisitions:
         Net increase in leases and lease securitization residual interests .....     (10,275)     (34,887)
         Net increase in cash pledged to secure trust and escrow deposits .......     196,829           --
         Net (increase) decrease in trade receivables ...........................      (9,708)       6,751
         Net (increase) decrease in prepaid expenses and other assets ...........       3,172       (9,246)
         Net decrease in accounts payable and accrued liabilities ...............     (47,115)      (1,788)
         Net increase (decrease) in income taxes ................................      38,769       (9,631)
                                                                                    ---------    ---------
Net cash provided by operating activities .......................................     306,667       53,450
                                                                                    ---------    ---------

Cash flows from investing activities:
     Proceeds from sale of real estate ..........................................       6,170          946
     Proceeds from sale of title plant ..........................................          --        1,100
     Proceeds from sales and maturities of investments ..........................     565,640      339,396
     Collections of notes receivable ............................................      10,839        2,116
     Additions to title plants ..................................................        (404)      (1,799)
     Additions to property and equipment ........................................     (27,704)     (19,233)
     Additions to investments ...................................................    (700,867)    (345,710)
     Additions to notes receivable ..............................................     (10,155)      (9,670)
     Additions to real estate and joint ventures ................................          --         (285)
     Sale of a subsidiary, net of cash ..........................................          --        2,468
     Acquisitions of businesses, net of cash acquired ...........................    (389,819)          --
                                                                                    ---------    ---------
Net cash used in investing activities ...........................................    (546,300)     (30,671)
                                                                                    ---------    ---------



See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                        Nine months ended
                                                          September 30,
                                                      ---------------------
                                                        2000         1999
                                                      ---------    --------
                                                           (Unaudited)

Cash flows from financing activities:
     Borrowings ...................................   $ 606,885    $ 66,262
     Debt service payments ........................     (50,061)    (19,284)
     Dividends paid ...............................     (16,129)     (6,539)
     Purchase of treasury stock ...................        (551)    (62,273)
     Stock options exercised ......................      33,456       2,772
                                                      ---------    --------
Net cash provided by (used in) financing activities     573,600     (19,062)
                                                      ---------    --------

Net increase in cash and cash equivalents .........     333,967       3,717
Cash and cash equivalents at beginning of period ..      38,569      42,492
                                                      ---------    --------
Cash and cash equivalents at end of period ........   $ 372,536    $ 46,209
                                                      =========    ========

Supplemental cash flow information:
     Income taxes paid ............................   $   7,098    $ 48,920
                                                      =========    ========
     Interest paid ................................   $  41,606    $ 14,606
                                                      =========    ========

Noncash investing and financing activities:
     Dividends declared and unpaid ................   $   6,809    $  1,858
                                                      =========    ========



See Notes to Condensed Consolidated Financial Statements

               Fidelity National Financial, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements


Note A - Basis of Financial Statements

The financial information included in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Report on Form 8-K, dated March 20, 2000, as amended by filings on April 10, 2000, May 22, 2000 and June 7, 2000.

Certain reclassifications have been made in the 1999 Condensed Consolidated Financial Statements to conform to classifications used in 2000.

Note B - Merger with Chicago Title Corporation

On March 20, 2000, Chicago Title Corporation ("Chicago Title") merged with and into the Company pursuant to an Agreement and Plan of Merger, dated August 1, 1999, as amended on October 13, 1999. Pursuant to the merger agreement, Chicago Title stockholders received aggregate merger consideration valued at approximately $1.1 billion. The merger consideration was paid in the form of
1.7673 shares of Company common stock and $26.00 in cash for each share of Chicago Title common stock, resulting in the issuance of approximately 38.8 million shares of Company common stock valued at an average price during the applicable trading period of $13.1771 per share and the payment of approximately $570.2 million in cash. The merger was accounted for as a purchase.

The Company has recorded certain preliminary purchase accounting adjustments, which were based on estimates utilizing available information. Such purchase accounting adjustments may be refined as additional information becomes available. Cost in excess of net assets acquired in the merger will be amortized on a straight-line basis over 20 years.

The Company's Condensed Consolidated Statements of Earnings include the results of operations of Chicago Title for the period from March 20, 2000, the merger date, through September 30, 2000.

A statement of consolidated stockholders' equity from December 31, 1999 to September 30, 2000, including the effect of the Chicago Title merger is as follows:

                                                                                Accumulated
                                     Common Stock    Additional                   Other           Treasury Stock
                                  ----------------     Paid-in     Retained    Comprehensive   --------------------
                                  Shares    Amount     Capital     Earnings    Income (Loss)   Shares      Amount
                                  -------   ------   ----------    ---------   ------------    -------    ---------
                                                                    (In thousands)

Balance, December 31, 1999 ....    39,224    $ 4      $ 246,959    $ 327,785      $(5,975)      12,036    $(136,279)
   Purchase of treasury stock .        --     --             --           --           --           39         (551)
   Exercise of stock options ..     2,149     --         27,167           --           --           --           --
   Tax benefit associated
       with the exercise of
       options ................        --     --          6,288           --           --           --           --
   Other comprehensive
       income -- unrealized
       gain on investments
       and other financial
       instruments ............        --     --             --           --        1,378           --           --
   Acquisition of Chicago Title
       Corporation ............    38,761      4        510,762           --           --           --           --
   Retirement of treasury
       stock ..................   (12,075)    (1)      (136,829)          --           --      (12,075)     136,830
   Cash dividends .............        --     --             --      (20,226)          --           --           --
   Net earnings ...............        --     --             --       70,810           --           --           --
                                  -------    ---      ---------    ---------      -------      -------    ---------
Balance, September 30, 2000 ...    68,059    $ 7      $ 654,347    $ 378,369      $(4,597)          --    $      --
                                  =======    ===      =========    =========      =======      =======    =========


In connection with the merger, the Company entered into an $800.0 million syndicated credit agreement. The credit agreement provides for three distinct credit facilities: (i) a $100.0 million, 18-month revolving credit facility;
(ii) a $250.0
million, 6-year revolving credit facility; and, (iii) a $450.0 million term loan facility with a 6-year amortization period. The credit agreement bears interest at a variable interest rate based on the debt ratings assigned to the Company by certain independent agencies, and is unsecured. The initial interest rate is LIBOR plus 1.50%. Amounts borrowed under the credit agreement were used to finance the cash portion of the merger consideration, to refinance previously existing indebtedness, to pay fees and expenses incurred in connection with the merger and to fund other general corporate purposes.

Selected unaudited pro forma combined results of operations for the nine-month periods ended September 30, 2000 and 1999, assuming the merger had occurred as of January 1, 2000 and January 1, 1999, and using actual general and administrative expenses prior to the merger, are set forth below:

                                                                              Nine months ended
                                                                                September 30,
                                                                        -----------------------------
                                                                           2000               1999
                                                                        ----------         ----------
                                                                               (In thousands,
                                                                           except per share data)

             Total revenue..........................................    $2,257,662         $2,559,208
             Net earnings before merger-related expenses
               and non-recurring charges............................    $   81,833         $  101,491
             Net earnings...........................................    $   54,536         $  101,491
             Basic net earnings per share before merger-related
               expenses and non-recurring charges...................    $     1.23         $     1.47
             Diluted net earnings per share before merger-related
               expenses and non-recurring charges...................    $     1.19         $     1.42
             Basic net earnings per share...........................    $     0.82         $     1.47
             Diluted net earnings per share.........................    $     0.79         $     1.42

Note C - Earnings Per Share

The Company presents "basic" earnings per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and "diluted" earnings per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share:

                                                    Three months ended           Nine months ended
                                                       September 30,               September 30,
                                                   ---------------------       ---------------------
                                                    2000          1999          2000          1999
                                                   -------       -------       -------       -------
                                                   (In thousands, except       (In thousands, except
                                                     per share amounts)          per share amounts)

Net earnings, basic basis ..................       $37,570       $18,607       $70,810       $62,115
Plus: Impact of assumed conversion of the
       LYONs, net of applicable incomes
       taxes ...............................            --            --            --           263
                                                   -------       -------       -------       -------
Diluted earnings ...........................       $37,570       $18,607       $70,810       $62,378
                                                   =======       =======       =======       =======
Weighted average shares outstanding during
  the period, basic basis ..................        67,496        29,861        55,582        30,353
Plus: Common stock equivalent shares assumed
       from conversion of options ..........         2,475         1,308         1,885         1,212
      Common stock equivalent shares assumed
       from conversion of LYONs ............            --            --            --           472
                                                   -------       -------       -------       -------
Weighted average shares outstanding during
  the period, diluted basis ................        69,971        31,169        57,467        32,037
                                                   =======       =======       =======       =======

Basic earnings per share ...................       $  0.56       $  0.62       $  1.27       $  2.05
                                                   =======       =======       =======       =======

Diluted earnings per share .................       $  0.54       $  0.60       $  1.23       $  1.95
                                                   =======       =======       =======       =======

Note D - Segment Information

During the first quarter of 2000, the Company restructured its business segments to more accurately reflect the Company's current operating structure. All previously reported segment information has been restated to be consistent with the 2000 presentation.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The amounts reported for Chicago Title reflect only the period from March 20, 2000, the merger date, through September 30, 2000. Reportable segments are determined based on the organizational structure and types of products and services from which each reportable segment derives its revenue.

                                                           REAL ESTATE
NINE MONTHS ENDED:                        TITLE              RELATED
SEPTEMBER 30, 2000                      INSURANCE            SERVICES           CORPORATE              TOTAL
------------------                      ----------         -----------          ---------            ----------
                                                                 (Dollars in thousands)

Total revenue ...............           $1,736,037           $117,190           $  72,175            $1,925,402
                                        ==========           ========           =========            ==========

Operating earnings
  (loss) ....................           $  173,351           $ 15,800           $  (9,067)           $  180,084
Interest and investment
  income, including
  realized gains and losses .               53,591                934               7,438                61,963
Depreciation and
  amortization expense ......               56,333              2,060              11,570                69,963
Interest expense ............                1,077                 22              40,413                41,512
                                        ----------           --------           ---------            ----------
Earnings (loss) before
  income taxes ..............              169,532             14,652             (53,612)              130,572
Income tax expense
  (benefit) .................               65,189              6,297             (11,724)               59,762
                                        ----------           --------           ---------            ----------

Net earnings (loss) .........           $  104,343           $  8,355           $ (41,888)           $   70,810
                                        ==========           ========           =========            ==========

Assets ......................           $3,341,090           $121,087           $ 355,846            $3,818,023
                                        ==========           ========           =========            ==========


                                                           REAL ESTATE
NINE MONTHS ENDED:                        TITLE              RELATED
SEPTEMBER 30, 1999                      INSURANCE            SERVICES           CORPORATE              TOTAL
------------------                      ----------         -----------          ---------            ----------
                                                                 (Dollars in thousands)

Total revenue ...............           $  900,541           $ 56,739           $  86,650            $1,043,930
                                        ==========           ========           =========            ==========
Operating earnings
  (loss) ....................           $  117,279           $  4,587           $  (6,183)           $  115,683
Interest and investment
  income, including
  realized gains and losses .               16,329                284               3,134                19,747
Depreciation and
  amortization expense ......               14,500                135               6,790                21,425
Interest expense ............                   --                 20              10,027                10,047
                                        ----------           --------           ---------            ----------
Earnings (loss) before
  income taxes ..............              119,108              4,716             (19,866)              103,958
Income tax expense
  (benefit) .................               44,883                853              (3,893)               41,843
                                        ----------           --------           ---------            ----------
Net earnings (loss) .........           $   74,225           $  3,863           $ (15,973)           $   62,115
                                        ==========           ========           =========            ==========

Assets ......................           $  723,308           $ 53,855           $ 222,887            $1,000,050
                                        ==========           ========           =========            ==========

The activities of the reportable segments include the following:

Title Insurance

This segment, consisting of title insurance underwriters and wholly-owned title insurance agencies, provides core title insurance and escrow services, including document preparation, collection and trust activities. This segment coordinates its activities with those of the real estate related services segment described below in order to offer the full range of real estate products and services required to execute and close a real estate transaction.

Real Estate Related Services

This segment, consisting of various real estate related and ancillary service subsidiaries, offers the complementary specialized products and services required to execute and close a real estate transaction that are not offered by the title insurance segment described above. These services include document recording services on a nationwide basis, tax qualifying property exchange services, property appraisal services, tax monitoring services, home warranty insurance, credit reporting, real estate referral services, flood monitoring, and foreclosure publishing and posting. These services require specialized expertise and have been centralized for efficiency and ease of management.

Corporate

The corporate segment consists of the operations of the parent holding company, as well as the operations of Micro General Corporation, FNF Capital, Inc. and Express Network, Inc., which was sold in the second quarter of 2000, as well as the issuance and repayment of corporate debt obligations. The non-recurring charges of $13.4 million that were recorded during the first quarter of 2000 primarily relate to the corporate segment.

The accounting policies of the segments are the same as those used in the Condensed Consolidated Financial Statements. Intersegment sales or transfers which occurred in the ordinary course of consolidated operations, have been eliminated from the segment information provided.

Note E - Dividends

On March 17, 2000, the Company's Board of Directors declared a cash dividend of $.10 per share, payable on May 30, 2000, to stockholders of record as of April 10, 2000. On June 28, 2000, the Company's Board of Directors declared a cash dividend of $0.10 per share, payable on July 24, 2000 to stockholders of record as of July 10, 2000. On July 25, 2000, the Company's Board of Directors declared a cash dividend of $0.10 per share, payable on October 27, 2000 to stockholders of record as of October 13, 2000.

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

Factors Affecting Comparability

Our Condensed Consolidated Statements of Earnings include the results of operations of Chicago Title for the period from March 20, 2000, the merger date, through September 30, 2000. As a result, quarter over quarter and year over year comparisons may not be meaningful. Excluding the effect of the Chicago Title merger, our title insurance premiums for the three and nine-month periods ended September 30, 2000 were $220.0 million and $625.4 million, respectively. In addition, during the first quarter of 2000 we recorded certain non-recurring charges totaling $13.4 million, after applicable taxes. These charges primarily relate to the revaluation of non-title assets, including our investment in Express Network, Inc. ("ENI"), which was sold in the second quarter of 2000, and existing goodwill associated with ENI and the write-off of obsolete software.


                              RESULTS OF OPERATIONS

Net earnings for the third quarter of 2000 were $37.6 million, or $0.54 per diluted share, as compared with net earnings of $18.6 million, or $0.60 per diluted share, for the third quarter of 1999. Net earnings for the nine-month period ended September 30, 2000 were $70.8 million, or $1.23 per diluted share. Excluding the non-recurring, non-title related charges we recorded in the first quarter of 2000 of $13.4 million, or $0.23 per diluted share, net earnings for the nine-month period were $84.2 million, or $1.46 per diluted share, as compared with net earnings for the corresponding period in 1999 of $62.1 million, or $1.95 per diluted share.

Excluding the effects of amortization of cost in excess of net assets acquired, net earnings were $47.9 million, or $0.68 per diluted share, for the third quarter of 2000, compared with $20.2 million, or $0.65 per diluted share, for the third quarter of 1999. Net earnings before amortization of cost in excess of net assets acquired and before the non-recurring charges we recorded in the first quarter of 2000, were $107.7 million, or $1.87 per diluted share for the nine-month period ended September 30, 2000, as compared with $66.1 million, or $2.06 per diluted share for the corresponding prior year period. We believe that earnings before amortization of cost in excess of net assets acquired and non-recurring charges better reflects the operational performance of our business.

The following table presents the calculation of net earnings before amortization of cost in excess of net assets acquired and non-recurring charges:

                                                        Three months ended                      Nine months ended
                                                           September 30,                          September 30,
                                                   ---------------------------           ----------------------------
                                                     2000                1999              2000                1999
                                                   --------            -------           ---------            -------
                                                      (In thousands, except                 (In thousands, except
                                                          per share data)                      per share data)

Net earnings ...........................           $ 37,570            $18,607           $  70,810            $62,115
Amortization of cost in excess of
   net assets acquired .................             10,614              1,571              24,142              3,968
Tax effect of amortization of cost in
   excess of net assets acquired .......               (267)                --                (583)                --
Non-recurring charges, net of tax ......                 --                 --              13,371                 --
                                                   --------            -------           ---------            -------
Net earnings before amortization
   of cost in excess of net assets
   acquired and non-recurring charges ..           $ 47,917            $20,178           $ 107,740            $66,083
                                                   ========            =======           =========            =======
Diluted net earnings per share before
   amortization of cost in excess of net
   assets acquired and non-recurring
   charges .............................           $   0.68            $  0.65           $    1.87            $  2.06
                                                   ========            =======           =========            =======
Diluted weighted average shares
   outstanding .........................             69,971             31,169              57,467             32,037
                                                   ========            =======           =========            =======

Our acquisition of Chicago Title on March 20, 2000, has impacted the mix of business between our direct and agency operations as compared with prior year periods. Economic conditions, including the continued volatility in mortgage rates, have shifted the mix of our core title and escrow business from a refinance-driven market in the first half of 1999 to a more traditional new home purchase and resale market in subsequent periods. As a result of the shift in mix of business along with steady increases in interest rates, total title premiums, on a pro forma basis, have decreased in 2000 as compared with pro forma 1999 total title premiums.

The following table presents information regarding the components of title insurance premiums:

                                            Three months ended                                  Nine months ended
                                               September 30,                                      September 30,
                               ------------------------------------------      --------------------------------------------
                                            % of                    % of                      % of                    % of
                                 2000       Total        1999       Total         2000        Total        1999       Total
                               --------     -----      --------     -----      ----------     -----      --------     -----
                                           (Dollars in thousands)                            (Dollars in thousands)

Title premiums from direct
  operations .............     $235,279      41.9%     $ 99,524      42.0%     $  571,107      42.1%     $319,166      43.9%
Title premiums from agency
  operations .............      326,426      58.1%      137,371      58.0%        786,002      57.9%      407,703      56.1%
                               --------     -----      --------     -----      ----------     -----      --------     -----

         Total ...........     $561,705     100.0%     $236,895     100.0%     $1,357,109     100.0%     $726,869     100.0%
                               ========     =====      ========     =====      ==========     =====      ========     =====


The decrease in real estate activity from 1999 has been more than offset by the addition of the Chicago Title operations and an increase in the average fee per file. The increase in fee per file is consistent with a return to more normalized levels of refinance activity and the continuing increase in home prices, as well as increased commercial activity as we continue to grow our National Commercial Division.

Escrow and other title-related fees for the three and nine-month periods ended September 30, 2000 were $134.6 million and $325.3 million, respectively, as compared with $50.0 million and $157.3 million, respectively, for the corresponding periods of the prior year. The trend in escrow and title-related fees is generally consistent with that of our direct title premiums.

Revenues from real estate related services were $49.3 million in the third quarter of 2000 as compared with $17.4 million for the prior year quarter. On a year-to-date basis, revenues were $116.3 million in 2000 and $56.5 million in 1999. The increase in revenue for the three and nine-month periods is primarily the result of the acquisition of Chicago Title as well as increases in revenue from our credit reporting, flood monitoring, home warranty insurance and tax qualifying property exchange services.

Interest and investment income was $26.6 million in the third quarter of 2000 as compared with $6.0 million in the third quarter of 1999. The increase in interest and investment income earned during the third quarter of 2000 is primarily due to an increase in invested assets as a result of the Chicago Title acquisition. The increase in invested assets and interest earned thereon in the third quarter of 2000 was partially due to net realized gains on the sale of assets of $2.7 million as compared with net realized losses of $1.1 million in the third quarter of 1999. Interest and investment income for the nine-month period ended September 30, 2000 was $62.0 million as compared with $19.7 million for the corresponding period in 1999. The increase in the year-to-date numbers is consistent with that of the quarter; however we recorded net realized gains on the sale of assets in the 2000 period of $4.7 million as compared with net realized gains of $0.2 million for the corresponding 1999 period.

Other income represents revenue generated by Micro General Corporation, our majority-owned information-services subsidiary, FNF Capital, Inc., our equipment leasing subsidiary and ENI, which was sold in the second quarter of 2000. Other income for the third quarter of 2000 was $17.9 million as compared with $31.6 million for the third quarter of 1999. On a year-to-date basis, other income was $64.7 million for the 2000 period as compared with $83.5 million in 1999. The decrease in other income is due to the sale of ENI in the second quarter of 2000 as well as decreases in externally generated revenue by Micro General Corporation.

Our operating expenses consist primarily of personnel costs, other operating expenses and agent commissions, which are incurred as orders are received and processed. Title insurance premiums and escrow and other title-related fees are generally recognized as income at the time the underlying transaction closes. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue; however, a short time lag does exist in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.

Personnel costs include base salaries, commissions and bonuses paid to employees, and are one of our most significant operating expenses. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. For the third quarter of 2000 personnel costs were $247.9 million, or 31.4% of total revenue, compared with $96.8 million, or 28.3% of total revenue for the corresponding 1999 quarter. For the nine-month periods ended September 30, 2000 and 1999, personnel costs were $600.4 million, or 31.2% of total revenue, and $311.1 million, or 29.8% of total revenue, respectively. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. We will continue to monitor prevailing market conditions and will adjust personnel costs in accordance with activity.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services (including personnel costs associated with information technology support), professional services, advertising expenses, general insurance, depreciation and trade and notes receivable allowances. We continue to be committed to cost control measures. In response to market conditions, we have implemented aggressive cost control programs in order to maintain operating expenses at levels consistent with the levels of revenue; however, certain fixed costs are incurred regardless of revenue levels, resulting in period-over-period fluctuations. Our cost control programs are designed to evaluate expenses, both current and budgeted, relative to existing and projected market conditions. Total other operating expenses were $168.9 million, or 21.4% of total revenues for the third quarter of 2000 as compared with $84.4 million, or 24.7% of total revenues for the third quarter of 1999. For the nine-month period ended September 30, 2000, these expenses were $431.4 million, excluding the non-recurring charges we took in the first quarter of 2000, and $244.4 million for the corresponding 1999 period. As a percentage of total revenue, other operating expenses for the 2000 period were 22.4% as compared with 23.4% for the 1999 period, excluding the non-recurring charges.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 77.8% of agent title premiums in the third quarter of 2000 as compared with 79.8% of agent title premiums for the third quarter of 1999. Agent commissions, as a percentage of agent title premiums, for the nine-month periods ended September 30, 2000 and 1999 were 78.0% and 79.8%, respectively. Agent commissions and the resulting percentage of agent title premiums retained by us vary according to regional differences in real estate closing practices and state regulations.

The provision for claim losses includes an estimate of anticipated title claims and major claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly. Based on our loss development studies, we believe that as a result of our underwriting and claims handling practices, as well as the refinancing business of prior years, we will maintain the favorable claim loss trends we have experienced over the past several years. As such, our claim loss provision as a percentage of total title premiums was 5.0% in the third quarter of 2000 as compared with 6.3% in the third quarter of 1999. On a year-to-date basis, our provision for claim losses as a percentage of total title premiums was 5.0% in 2000 as compared with 6.2% in 1999.

Interest expense for the three and nine-month periods ended September 30, 2000 was $16.8 million and $41.5 million, respectively. Interest expense for the three and nine-month periods ended September 30, 1999 was $4.4 million and $10.0 million, respectively. The increase in interest expense for the 2000 periods is attributable to the increase in outstanding notes payable, primarily related to the financing of the Chicago Title merger, and an increase in certain indices on which our variable interest rates are based.

Amortization of cost in excess of net assets acquired was $10.6 million in the third quarter of 2000 as compared with $1.6 million in the third quarter of 1999. These expenses totaled $24.1 million and $4.0 million for the nine-month periods ended September 30, 2000 and 1999, respectively. In connection with the acquisition of Chicago Title, we recorded estimated cost in excess of net assets acquired of approximately $731.8 million. As a result, amortization of cost in excess of net assets acquired has increased accordingly.

Income tax expense, as a percentage of earnings before income taxes, was 41.0% and 38.4% for the third quarters of 2000 and 1999, respectively. For the nine-month periods ended September 30, 2000 and 1999, income tax expense, as a percentage of earnings before income taxes was 45.8% and 40.2%, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, the impact of the non-recurring charges and the non-deductible goodwill recorded pursuant to the Chicago Title merger and the characteristics of net earnings, i.e. operating income versus investment income.


                         LIQUIDITY AND CAPITAL RESOURCES


On March 20, 2000 we acquired Chicago Title via merger. Pursuant to the terms of the merger agreement, Chicago Title stockholders received aggregate merger consideration valued at approximately $1.1 billion. The merger consideration was paid in the form of 1.7673 shares of our common stock and $26.00 in cash for each share of Chicago Title common stock, resulting in the issuance of approximately 38.8 million shares of our common stock valued at an average price during the pplicable period of $13.1771 per share and the payment of approximately $570.2 million in cash.

In connection with the merger, we entered into an $800.0 million syndicated credit agreement. The credit agreement provides for three distinct credit facilities: (i) a $100.0 million, 18-month revolving credit facility; (ii) a $250.0 million, 6-year revolving credit facility; and, (iii) a $450.0 million term loan facility with a 6-year amortization period. The credit agreement bears interest at a variable interest rate based on the debt ratings assigned to us by certain independent agencies, and is unsecured. The initial interest rate is LIBOR plus 1.50%. Amounts borrowed under the credit agreement were used to finance the cash portion of the merger consideration, to refinance previously existing indebtedness, to pay fees and expenses incurred in connection with the merger and to fund other general corporate purposes.

We must comply with certain affirmative and negative covenants related to our credit agreement and other debt facilities, which require, among other things, that we maintain our current debt ratings and certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. We are in compliance with all of our debt covenants as of September 30, 2000.

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

The two significant sources of our funds are dividends and distributions from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are executed within the guidelines of various management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulations in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. Our underwritten title companies, real estate related service companies, Micro General Corporation and FNF Capital, Inc. collect revenue and pay operating expenses; however, they are not regulated to the same extent as our insurance subsidiaries. Positive cash flow from these subsidiaries are invested primarily in cash and cash equivalents.

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

Part II: OTHER INFORMATION

Item 1   Legal Proceedings

         As previously disclosed in our prior Securities and Exchange Commission filings, we have been named as a defendant in five class action lawsuits alleging irregularities and violations of title and escrow practices. One of these suits was filed by the Attorney General of the State of California on behalf of the California Controller and the California Department of Insurance against the entire title and escrow industry in California. The other four were filed by private law firms in State and Federal Courts in San Francisco and Los Angeles. In February 2000, we reached a settlement of the lawsuit filed by the California Department of Insurance. The settlement does not require us to pay any fine or penalty. Two of the other lawsuits brought by private firms have been dismissed. We are vigorously defending the remaining lawsuits. Chicago Title was named as a defendant in three similar private lawsuits and is a member of the defendant class alleged in the action filed by the California Attorney General. Two of the private lawsuits against Chicago Title have been dismissed and we are vigorously defending the remaining lawsuit. We do not believe that the resolution of these lawsuits will have a material impact on us.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit 27 Financial Data Schedule (included only with electronic filing)

         (b)      Reports on Form 8-K:
                  None


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


                        FIDELITY NATIONAL FINANCIAL, INC.
                        ---------------------------------
                                  (Registrant)

By: /s/ ALAN L. STINSON
    ----------------------------------------
        Alan L. Stinson
        Executive Vice President,
        Chief Financial Officer
        (Principal Financial and
        Accounting Officer)                       Date: November 10, 2000