Form 10-K
period 2000-12-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2001-03-28
CIK 809398

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           COMMISSION FILE NO. 1-9396

                       FIDELITY NATIONAL FINANCIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      86-0498599
        (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

     17911 VON KARMAN AVENUE, SUITE 300                       (949) 622-4333
          IRVINE, CALIFORNIA 92614                    (REGISTRANT'S TELEPHONE NUMBER,
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES,                 INCLUDING AREA CODE)
             INCLUDING ZIP CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
       COMMON STOCK, $.0001 PAR VALUE                     NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     As of March 16, 2001, 78,207,911 shares of Common Stock ($.0001 par value) were outstanding, and the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $2,226,326,392.

     The information in Part III hereof is incorporated herein by reference to the registrant's Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2000, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

     The index to exhibits is contained in Part IV herein on Page 67.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................    14
Item 3.   Legal Proceedings...........................................    15
Item 4.   Submission of Matters to a Vote of Security Holders.........    15

PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................    16
Item 6.   Selected Financial Data.....................................    17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    19
Item 7A.  Quantitative and Qualitative Disclosure about the Market
          Risk of Financial Instruments...............................    26
Item 8.   Financial Statements and Supplementary Data.................    27
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    66

PART III
Item 10.  Directors and Executive Officers of the Registrant..........    66
Item 11.  Executive Compensation......................................    66
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    66
Item 13.  Certain Relationships and Related Transactions..............    66

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    66

                                     PART I

ITEM 1. BUSINESS

     We are the largest title insurance and diversified real estate related services company in the United States. Our title insurance underwriters -- Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title -- together issued approximately 30% of all title insurance policies issued nationally during 1999. We provide title insurance in 49 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands, and in Canada and Mexico.

     In addition, we provide a broad array of escrow and other title related services, as well as real estate related services, including:

     - collection and trust activities

     - trustee's sales guarantees

     - recordings

     - reconveyances

     - property appraisal services

     - credit reporting

     - exchange intermediary services in connection with real estate transactions

     - real estate tax services

     - home warranty insurance

     - foreclosure posting and publishing services

     - loan portfolio services

     - flood certification

     - field services

     All dollars presented in this document are in thousands, except per share amounts and unless indicated otherwise.

MARKET FOR TITLE INSURANCE

     The market for title insurance in the United States is large and growing. According to Corporate Development Services, Inc., total revenues for the entire U.S. title insurance industry grew from $6.0 billion in 1997 to $8.7 billion in 1999, which represented a compound annual growth rate of 20%. Growth in the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross national product, inflation, interest rates and sales of new and existing homes as well as the refinancing of previously issued mortgages.

     Virtually every real estate transaction consummated in the U.S. requires the use of title insurance by a lending institution before a transaction can be finalized. Generally, revenues from title insurance policies are directly correlated with the value of the property underlying the title policy, and appreciation in the overall value of the real estate market drives growth in total industry revenues. Industry revenues are also driven by swings in interest rates, which affect demand for new mortgage loans and refinancing transactions.

     The U.S. title insurance industry is concentrated among a handful of industry participants. According to Corporate Development Services, the top five title insurance companies accounted for 89% of net premiums collected in 1999. Over 40 independent title insurance companies accounted for the remaining 11% of net premiums collected in 1999. Over the last few years, the title insurance industry has been consolidating, beginning with the merger of Lawyers Title Insurance and Commonwealth Land Title Insurance in 1998 to create LandAmerica Financial Group, Inc., followed by our acquisition of Chicago Title in March 2000. Consolidation has created opportunities for increased financial and operating efficiencies for the industry's largest participants and should continue to drive profitability and market share in the industry.

STRATEGY

     Our strategy is to maximize operating profits by increasing our market share in the title insurance business and by aggressively and effectively managing operating expenses throughout the real estate business cycle. In addition, we plan to broaden our market penetration by focusing on our real estate related services. To accomplish our goals, we intend to:

     - Operate each of our five title brands independently. We believe that in order to maintain and strengthen our title insurance revenue base, we must leave the Fidelity Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title brands intact and operate them independently. Entrepreneurship and close customer relationships are an integral part of the culture at each of our title brands. We believe that this culture of independence aids in employee retention, which is critical to the operating success of each brand.

     - Consistently deliver high quality products with superior customer service. We believe customer service and consistent product delivery are the most important factors in attracting and retaining customers. We continue to focus our marketing efforts and distribution network to serve our customers in the residential, institutional and commercial market sectors.

     - Implement our disciplined operating philosophy throughout the Chicago Title brands. We have introduced our key standard operating metrics at Chicago Title, Ticor Title and Security Union Title. We monitor opened and closed orders per employee and revenue per employee on a weekly basis at all of our brands. While we aggressively monitor personnel costs with revenues, we have not sacrificed and will not sacrifice our level of customer service to increase these metrics.

     - Employ our industry-leading technology to enhance efficiency and simplify the title insurance research process. Through our majority owned information technology services subsidiary, Micro General Corporation, a full-service enterprise solutions enabler offering a complete range of information technology services, we are preparing for the beta launch of our Net Global Solutions system in 2001. This browser-based real estate documentation system, when implemented in 2001, will provide us with the necessary platform to begin to make meaningful progress in increasing the efficiencies of the title insurance research and issuance process. Our Next Generation System will allow data retrieval and file access from remote locations, thereby allowing complete workflow mobility among all of our title insurance brands as well as our real estate related subsidiaries. We also plan to offer the use of this system to our agents.

     - Continue to expand the scope and breadth of the real estate related products and services we offer. We plan to maximize the value of the Fidelity brand through the penetration of our real estate related products and services into our large, diverse customer base. We have consolidated most of the real estate related products and services we offer, which include property appraisal, credit reporting, flood certification, real estate tax services, home warranty insurance, foreclosure posting and publishing, exchange intermediary services, loan portfolio services and field services, under the Fidelity brand. We are also developing a national real estate information database, which we believe will allow us to improve the value and content of our existing information products, to market customized real property information products directly to real estate brokers and their customers and reduce expenditures to, and reliance upon, third party data vendors.

RECENT DEVELOPMENTS

     On March 20, 2000, we merged with Chicago Title Corporation pursuant to an Agreement and Plan of Merger dated August 1, 1999 and amended on October 13, 1999. Prior to the merger, Chicago Title was one of the nation's largest providers of title insurance and real estate related services for residential and commercial real estate transactions. For the year ended December 31, 1999, Chicago Title had revenues of $2.0 billion and net earnings of $105.8 million. As of December 31, 1999, Chicago Title had total assets of $1.9 billion. At the time of the merger, Chicago Title had more than 340 full service offices and approximately 4,100 policy-issuing agents in 49 states, Puerto Rico, the U.S. Virgin Islands, Guam and Canada, which are now part of our operations.

     On January 3, 2001, we acquired International Data Management Corporation, or "IDM," a leading provider of real estate information services. IDM's real estate information databases contains over 100 million real property ownership and sales records from the continental United States. The databases are updated daily to reflect new sales, mortgage information and other changes in real property ownership. Our acquisition of IDM contributes to our strategy of expanding the scope and breadth of the real estate related products and services we offer.

     On January 24, 2001, we issued 8,050,000 shares of our common stock at a public offering price of $33.50 per share. Proceeds from this offering, net of underwriting discounts and commissions and other related expenses were $256.2 million. Net proceeds of $249.5 million were used to pay down indebtedness. The remainder of the cash proceeds are available for general corporate purposes.

INDUSTRY OVERVIEW

     Title Insurance Policies. Generally, real estate buyers and mortgage lenders purchase title insurance to insure good and marketable title to real estate. Today, virtually all real property mortgage lenders require their borrowers to obtain a title insurance policy at the time a mortgage loan is made. Title insurance premiums are based upon either the purchase price of the property insured or the amount of the mortgage loan. Title insurance premiums are due in full at the closing of the real estate transaction, and the policy generally terminates upon the resale or refinancing of the property.

     Prior to issuing policies, underwriters can reduce or eliminate future claim losses by accurately performing searches and examinations. A title company's predominant expense relates to such searches and examinations, the preparation of preliminary title reports, policies or commitments and the maintenance of title "plants," which are indexed compilations of public records, maps and other relevant historical documents. Claim losses generally result from errors or mistakes made in the title search and examination process and from hidden defects such as fraud, forgery, incapacity, missing heirs or refinancing of the property.

     Commercial real estate title insurance policies insure title to commercial real property, and generally involve higher coverage amounts and yield higher premiums, thereby generating greater profit margins than title policies for residential real estate transactions. Prior to the Chicago Title merger, we issued primarily residential real property title insurance policies. In the Chicago Title merger, we acquired Chicago Title's National Commercial & Industrial business group, which specializes in meeting the needs of clients involved in large commercial transactions. As discussed later under the heading "Economic Factors Affecting Industry," the volume of commercial real estate transactions is affected primarily by fluctuations in local supply and demand conditions for office space, while residential real estate transaction volume is primarily affected by macroeconomic and seasonal factors. Thus, we believe the addition of Chicago Title's commercial real estate title insurance base will help in maintaining uniform revenue levels throughout the seasons.

     Losses and Reserves. While most other forms of insurance provide for the assumption of risk of loss arising out of unforeseen events, title insurance serves to protect the policyholder from risk of loss from events that predate the issuance of the policy. As a result, claim losses associated with issuing title policies are less expensive when compared to other insurance underwriters. The maximum amount of liability under a title insurance policy is usually the face amount of the policy plus the cost of defending the insured's title against an adverse claim.

     Reserves for claim losses are based upon known claims, as well as losses we expect to incur based upon historical experience and other factors, including industry averages, claim loss history, legal environment, geographic considerations, expected recoupments and the types of policies written. We also accrue reserves for losses arising from escrow, closing and disbursement functions due to fraud or operational error.

     A title insurance company can minimize its losses by having strict quality control systems and underwriting standards in place. These controls increase the likelihood that the appropriate level of diligence is conducted in completing a title search so that the possibility of potential claims is significantly mitigated. In the case of independent agents, who conduct their own title searches, the agency agreement between the agent and the title insurance underwriter gives the underwriter the ability to proceed against the agent when a loss arises from a flawed title search.

     Courts and juries sometimes award damages against insurance companies, including title insurance companies, in excess of policy limits. Such awards are typically based on allegations of fraud, misrepresentation, deceptive trade practices or other wrongful acts commonly referred to as "bad faith." Although we have not experienced damage awards materially in excess of policy limits, the possibility of such bad faith damage awards may cause us to experience increased costs and difficulty in settling title claims.

     The maximum insurable amount under any single title insurance policy is determined by statutorily calculated net worth. The highest self-imposed single policy maximum insurable amounts for any of our title insurance subsidiaries is $100.0 million.

     Direct and Agency Operations. We provide title insurance services through our direct operations and wholly owned underwritten title companies, and additionally through independent title insurance agents who issue title policies on behalf of title underwriters. Title underwriters determine the terms and conditions upon which they will insure title to the real property according to their underwriting standards, policies and procedures. In our direct operations, the title underwriter issues the title insurance policy and retains the entire premium paid in connection with the transaction. In our agency operations, the search and examination function is performed by an independent agent. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon the amount of the premium "split" offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region.

     Our direct operations provide the following benefits:

     - higher margins because we retain the entire premium from each transaction instead of paying a commission to an agent;

     - continuity of service levels to a broad range of customers; and

     - additional sources of income through escrow and other real estate related services, such as property appraisal services, collection and trust activities, real estate information and technology services, trustee's sales guarantees, credit reporting, flood certification, real estate tax services, reconveyances, recordings, foreclosure publishing and posting services and exchange intermediary services in connection with real estate transactions.

     Economic Factors Affecting Industry. Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases -- i.e., mortgage interest rates. Other factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. We have found that residential real estate activity decreases in the following situations:

     - when mortgage interest rates are high;

     - when the mortgage funding supply is limited; and

     - when the United States economy is weak.

     Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, our commercial real estate title insurance business can generate revenues which offset the industry cycles discussed above.

     Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The fourth calendar quarter is typically the strongest in terms of revenue due to commercial entities desiring to complete transactions by year-end. Significant changes in interest rates may alter these traditional seasonal patterns due to the effect the cost of financing has on the volume of real estate transactions.

TITLE INSURANCE OPERATIONS

     Our direct operations are divided into approximately 200 profit centers consisting of more than 1,000 offices. Each profit center processes title insurance transactions within its geographical area, which is usually identified by a county, a group of counties forming a region, or a state, depending on the management structure in that part of the country. We also transact title insurance business through a network of over 7,000 agents, primarily in those areas in which agents are the more accepted title insurance provider.

     The following table sets forth the approximate dollars and percentages of title insurance premium revenue by state. The year ended December 31, 2000, includes title insurance premium revenue by state, both in dollars and as a percentage of the total, on a pro forma basis, assuming the Chicago Title merger had been consummated on January 1, 2000.

                                                     YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------
                                         2000                  1999                 1998
                                  -------------------    -----------------    -----------------
                                    AMOUNT        %       AMOUNT       %       AMOUNT       %
                                  ----------    -----    --------    -----    --------    -----
                                                     (DOLLARS IN THOUSANDS)
California......................  $  444,012     21.4%   $289,285     30.8%   $301,406     33.1%
Texas...........................     321,740     15.5     179,490     19.1     178,407     19.6
New York........................     184,263      8.9      92,280      9.8      88,899      9.8
Florida.........................     139,532      6.7      48,596      5.2      44,860      4.9
New Jersey......................      84,226      4.0      28,371      3.0      23,085      2.5
Michigan........................      80,688      3.9      24,324      2.6      23,233      2.6
All others......................     824,650     39.6     277,106     29.5     250,388     27.5
                                  ----------    -----    --------    -----    --------    -----
          Totals................  $2,079,111    100.0%   $939,452    100.0%   $910,278    100.0%
                                  ==========    =====    ========    =====    ========    =====

     For the entire title insurance industry, 12 states accounted for 71.8% of title premiums written in the United States in 1999. California represented the single largest state with 18.0%.

     We also analyze our business by examining the level of premiums generated by direct and agency operations. The following table presents the percentages of title insurance premiums generated by direct and agency operations:

                                                          YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                                 2000                1999               1998
                                          ------------------   ----------------   ----------------
                                           AMOUNTS       %     AMOUNTS      %     AMOUNTS      %
                                          ----------   -----   --------   -----   --------   -----
                                                           (DOLLARS IN THOUSANDS)
Direct..................................  $  811,621    41.7%  $407,769    43.4%  $425,551    46.7%
Agency..................................   1,134,538    58.3    531,683    56.6    484,727    53.3
                                          ----------   -----   --------   -----   --------   -----
          Total title insurance
            premiums....................  $1,946,159   100.0%  $939,452   100.0%  $910,278   100.0%
                                          ==========   =====   ========   =====   ========   =====

     Our relationship with each agent is governed by an agency agreement, which states the conditions under which the agent is authorized to issue a title insurance policy on our behalf. The agency agreement also prescribes the circumstances under which the agent may be liable to us if a policy loss is attributable to the agent's errors. The agency agreement is usually terminable without cause upon 30 days' notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent's experience, financial condition, and loss history. For each agent with whom we enter into an agency agreement, we maintain financial and loss experience records. We also conduct periodic audits of our agents.

     Escrow and Other Title Related Fees. In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow and other title related fees. The role generally taken by a title insurance company in a real estate transaction is that of an intermediary completing all the necessary documentation and services required for the completion of the real estate transaction.

     In a typical residential transaction, a title insurance order is received from a realtor, lawyer, developer or mortgage lender. When a title order is received by the title insurance company or agent, the title search begins and the title order is now "open." Once documentation has been prepared and signed, mortgage lender payoff demands are in hand and documents have been ordered, the title order is considered "closed." A lawyer, an escrow company or a title insurance company or agent performs the closing function, most commonly referred to as an "escrow" in the western United States. The entity providing the closing function (the "closer") holds the seller's deed of trust and the buyer's mortgage until all issues relating to the transaction have been settled. After these issues have been cleared, the closer delivers the transaction documents, records the appropriate title documents in the county recorder's office and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans. Title policies are then issued. The lender's policy insures the lender against any defect affecting the priority of the mortgage, in an amount equal to the outstanding balance of the related mortgage loan. The buyer's policy insures the buyer against defects in title, in an amount equal to the purchase price.

     The combination of title insurance premiums and these escrow and other title related services allows us to generate a significant source of revenue.

     Reinsurance. In the ordinary course of business, we reinsure certain risks with other title insurers for the purpose of limiting our maximum loss exposure. We also assume reinsurance for certain risks of other title insurers for the purpose of earning additional income. In addition, we cede a portion of certain policy and other liabilities under agent fidelity, excess of loss and case-by-case reinsurance agreements. Reinsurance agreements provide generally that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations. We have a $30.9 million reinsurance recoverable from Lloyds of London on claim loss expense recoverables as of December 31, 2000.

REAL ESTATE RELATED SERVICES

     We also provide many of the specialized products and services required to execute and close real estate transactions that are not offered by our title insurance subsidiaries. The real estate related services we provide allow us to diversify from our core title business and yield higher profit margins than if we did not provide these services. These services include the following:

     - Property appraisal services. We offer property appraisal services through a network of state-licensed contract appraisers. In addition, we provide detailed real estate property evaluation services to lending institutions utilizing artificial intelligence software, detailed real estate statistical analysis and physical property inspections.

     - Credit reporting. We provide credit information reports to mortgage lenders nationwide, as well as a variety of related products to meet the ever-changing needs of the mortgage industry.

     - Flood certification. Federal legislation passed in 1994 requires most mortgage lenders to obtain a property's flood zone status at the time a loan is originated. We provide these required flood zone determination reports to mortgage lenders nationwide.

     - Real estate tax services. We advise lending and mortgage related institutions throughout the United States of the status of property tax payments that are due on properties securing their loans over the entire life of the loan. We protect lenders against losses from failing to monitor delinquent taxes.

     - Home warranty insurance. We issue one-year, renewable insurance policies that protect homeowners against defects in household systems and appliances.

     - Foreclosure posting and publishing. We offer posting and publication of foreclosure and auction notices to the real estate foreclosure industry.

     - Exchange intermediary services. We provide customers with qualified exchanges under Section 1031 of the Internal Revenue Code, which allows customers to defer the payment of capital gain taxes on the sale of their investment property.

     - Loan portfolio services. We provide a comprehensive line of document preparation and recording services on a national basis, including computerized tracking services, mortgage assignment and release preparation and due diligence and research services designed to resolve and retrieve missing or defective documents and obtain certified copies of documents and chain-of-title verification.

     - Field services. We provide property inspection, preservation and maintenance services to mortgage lenders nationwide.

OTHER INCOME

     Other income represents externally generated revenue by Micro General, FNF Capital and Express Network, which was sold in the second quarter of 2000.

     Micro General has used its core system development transactional expertise to launch two new entities, escrow.com and TXMNet, Inc. escrow.com provides a service transaction environment for internet commerce, as well as online auctions and business-to-business exchanges, and TXMNet, Inc. provides automated decision-based products that manage real estate transactions over the internet.

MARKETING

     We market and distribute our products and services to customers in the residential, institutional lender, and commercial market sectors of the real estate industry through customer solicitation by sales personnel. We actively encourage our sales personnel to develop new business relationships with persons in the real estate community, such as real estate sales agents and brokers, financial institutions, independent escrow companies and title agents, real estate developers, mortgage brokers and attorneys. While the focus of the smaller, local client remains important, large customers, such as national residential mortgage lenders, real estate investment trusts and developers are becoming increasingly important. The buying criteria of locally based clients differ from those of large, geographically diverse customers in that the former tend to emphasize personal relationships and ease of transaction execution, while the latter generally places more emphasis on consistent product delivery and ability of service providers to meet their information systems requirements for electronic product delivery. We believe customer service and consistent product delivery are the most important factors in attracting and retaining customers, and we measure customer service in terms of quality, consistency and timeliness in the delivery of services.

COMPETITION

     The title insurance industry is highly competitive. According to Corporate Development Services, the top five title insurance companies accounted for 89% of net premiums collected in 1999. Over 40 independent title insurance companies accounted for the remaining 11% of the market. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as First American Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous independent agency operations at the regional and local level. These smaller companies may expand into other markets in which we compete. Also, the removal of regulatory barriers might result in new competitors entering the title insurance business, and those new competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants could affect our business operations and financial condition.

     We believe competition in the title insurance industry is based primarily on expertise, quality and timeliness of service, and price of products and services. In addition, the financial strength of the insurer has become an increasingly important factor in decisions relating to the purchase of title insurance, particularly in multi-state transactions and in situations involving real estate related investment vehicles such as real estate investment trusts and real estate mortgage investment conduits.

     Our real estate related service subsidiaries face significant competition from other similar service providers. In addition, these customers may choose to produce these services internally rather than purchase them from outside vendors.

REGULATION

     Title insurance companies, including underwriters, underwritten title companies and independent agents, are subject to extensive regulation under applicable state laws. Each insurance underwriter is usually subject to a holding company act in its state of domicile, which regulates, among other matters, the ability to pay dividends and investment policies. The laws of most states in which we transact business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting practices, financial practices, establishing reserve and capital and surplus as regards policyholders ("capital and surplus") requirements, defining suitable investments for reserves and capital and surplus and approving rate schedules. In 1998, the National Association of Insurance Commissioners approved codified accounting practices that changed the definition of what constitutes prescribed statutory accounting practices. This codification will result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements commencing in 2001. We have evaluated the effects of these rules and believe that they will not have a material effect on the statutory capital and surplus of our insurance subsidiaries.

     Pursuant to statutory accounting requirements of the various states in which our title insurance subsidiaries are licensed, those subsidiaries must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined on a quarterly basis by statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2000, the combined statutory unearned premium reserve required and reported for our title insurance subsidiaries was $698.7 million.

     The insurance commissioners of their respective states of domicile regulate our title insurance subsidiaries. Regulatory examinations usually occur at three-year intervals, and certain of these examinations are currently ongoing. The Auditor Division of the Controller of the State of California is currently conducting an examination of the funds due the State of California under various escheatment regulations for the years ended on and prior to December 31, 1998. We have received a preliminary copy of the report and are continuing discussions with the Auditor Division of the Controller of the State of California to quantify amounts due, if any. We do not believe that the examinations performed by the insurance regulators or the Auditor Division of the Controller of the State of California will have a material impact on our financial position, our results of operations, or our combined capital and surplus.

     Our title insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. During 2001, our title insurance subsidiaries could pay dividends or make other distributions to us of $107.5 million.

     The combined statutory capital and surplus of our title insurance subsidiaries was $463.1 million, $163.5 million and $164.3 million as of December 31, 2000, 1999 and 1998, respectively. The combined statutory earnings of our title insurance subsidiaries were $88.9 million, $43.6 million and $37.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     As a condition to continued authority to underwrite policies in the states in which our title insurance subsidiaries conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, our escrow and trust business is subject to regulation by various state banking authorities.

     Pursuant to statutory requirements of the various states in which our title insurance subsidiaries are domiciled, they must maintain certain levels of minimum capital and surplus. Each of our title underwriters has complied with the minimum statutory requirements as of December 31, 2000.

     Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth of $7.5 million, $2.5 million and $3.0 million is required for Fidelity National Title Company, Fidelity National Title Company of California and Chicago Title Company, respectively. All of our companies are in compliance with their respective minimum net worth requirements at December 31, 2000.

RATINGS

     Our title insurance subsidiaries are regularly assigned ratings by independent agencies designed to indicate their financial condition and/or claims paying ability. The ratings agencies determine ratings by quantitatively and qualitatively analyzing financial data and other information. Our subsidiaries include Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title. Ratings of our principal title insurance subsidiaries assigned during 2000, individually and collectively, are listed below:

Standard and Poor's (Financial Strength Rating)
FNF Family..................................................  A-
Moody's (Financial Strength Rating)
FNF Family..................................................  Baa1
Fitch (Claims Paying Ability Rating)
FNF Family..................................................  A-
Demotech, Inc. (Financial Stability Rating)
Fidelity Title..............................................  A'
Fidelity Title New York.....................................  A'
Chicago Title...............................................  A"
Ticor Title.................................................  A'
Security Union Title........................................  A'
Alamo Title.................................................  A'

INVESTMENT POLICIES AND INVESTMENT PORTFOLIO

     Our investment policy is designed to maintain a high quality portfolio, maximize income, minimize interest rate risk and match the duration of our portfolio to our liabilities. We also make investments in certain equity securities in order to take advantage of perceived value and for strategic purposes. Various states regulate what types of assets qualify for purposes of capital and surplus and unearned premium reserves. Our subsidiaries' investments are restricted by the state insurance regulations of their domiciliary states and are limited primarily to cash and cash equivalents, federal and municipal governmental securities, mortgage loans, certain investment grade debt securities, equity securities and real estate.

     As of December 31, 2000 and 1999, the carrying amount, which approximates the fair value, of total investments was $1,685.3 million and $506.9 million, respectively.

     We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties.

     The following table presents certain information regarding the investment ratings of our fixed maturity portfolio at December 31, 2000 and 1999.

                                                         DECEMBER 31,
                        ------------------------------------------------------------------------------
                                         2000                                     1999
                        ---------------------------------------   ------------------------------------
                        AMORTIZED    % OF       FAIR      % OF    AMORTIZED   % OF      FAIR     % OF
      RATING(1)            COST      TOTAL     VALUE      TOTAL     COST      TOTAL    VALUE     TOTAL
      ---------         ----------   -----   ----------   -----   ---------   -----   --------   -----
                                                    (DOLLARS IN THOUSANDS)
AAA..................   $  785,636    67.3%  $  803,682    67.6%  $163,831     46.3%  $160,280    46.2%
AA...................      180,585    15.5      184,365    15.5     79,271     22.4     78,280    22.6
A....................      110,220     9.5      109,688     9.2     85,139     24.1     83,418    24.0
BBB..................       43,368     3.7       43,706     3.7     20,340      5.7     19,875     5.7
Other................       46,502     4.0       47,240     4.0      5,244      1.5      5,198     1.5
                        ----------   -----   ----------   -----   --------    -----   --------   -----
                        $1,166,311   100.0%  $1,188,681   100.0%  $353,825    100.0%  $347,051   100.0%
                        ==========   =====   ==========   =====   ========    =====   ========   =====

---------------
(1) Ratings as assigned by Standard & Poor's Ratings Group and Moody's Investors Service.

     Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturity securities with an amortized cost of $81.4 million and a fair value of $81.8 million were callable at December 31, 2000.

     The following table presents certain information regarding our fixed maturity securities at December 31, 2000:

                                                              DECEMBER 31, 2000
                                                ---------------------------------------------
                                                AMORTIZED       %          FAIR         %
                   MATURITY                        COST      OF TOTAL     VALUE      OF TOTAL
                   --------                     ----------   --------   ----------   --------
                                                           (DOLLARS IN THOUSANDS)
One year or less..............................  $  102,891      8.8%    $  102,988      8.7%
After one year through five years.............     545,397     46.8        551,720     46.4
After five years through ten years............     247,638     21.2        254,617     21.4
After ten years...............................      73,723      6.3         77,076      6.5
                                                ----------              ----------
                                                   969,649                 986,401
Mortgage-backed securities....................     196,662     16.9        202,280     17.0
                                                ----------    -----     ----------    -----
                                                $1,166,311    100.0%    $1,188,681    100.0%
                                                ==========    =====     ==========    =====

     Our equity securities at December 31, 2000 and 1999 consisted of investments in various industry groups as follows:

                                                                DECEMBER 31,
                                                    -------------------------------------
                                                          2000                1999
                                                    -----------------   -----------------
                                                               FAIR                FAIR
                                                     COST      VALUE     COST      VALUE
                                                    -------   -------   -------   -------
                                                           (DOLLARS IN THOUSANDS)
Banks, trust and insurance companies..............  $ 1,726   $ 2,037   $ 1,559   $ 1,628
Industrial, miscellaneous and all other...........   51,224    37,922    38,180    37,253
                                                    -------   -------   -------   -------
                                                    $52,950   $39,959   $39,739   $38,881
                                                    =======   =======   =======   =======

     Our investment results for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                                  DECEMBER 31,
                                                        --------------------------------
                                                           2000        1999       1998
                                                        ----------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Net investment income(1)(2)...........................  $  100,193   $ 33,914   $ 26,665
Average invested assets(1)............................  $1,649,951   $547,413   $482,530
Effective return on average invested assets(1)........         6.1%       6.2%       5.5%

---------------
(1) Excludes investments in real estate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Net investment income as reported in our Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments and to exclude net realized capital gains (losses) on the sale of investments and other assets. Net realized capital gains (losses) totaled ($201), ($76) and $17.2 million in 2000, 1999 and 1998, respectively.

EMPLOYEES

     As of December 31, 2000, we had approximately 16,000 full-time equivalent employees. We believe that our relations with employees are generally good.

RISK FACTORS

     The risk factors listed in this section and other factors noted herein or incorporated by reference could cause our actual results to differ materially from those contained in any forward-looking statements.

OUR REVENUES MAY DECLINE DURING PERIODS WHEN THE DEMAND FOR OUR PRODUCTS DECREASES.

     In the title insurance industry, revenues are directly affected by the level of real estate activity and the average price of real estate sales on both a national and local basis. Real estate sales are directly affected by changes in the cost of financing purchases of real estate -- i.e., mortgage interest rates. Other macroeconomic factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. For example, beginning in late 1995 and into 1998, the level of real estate activity increased, including refinancing transactions, new home sales and resales, due in part to decreases in mortgage interest rates. Stable mortgage interest rates and strength in the real estate market, especially in California and throughout the West Coast, contributed to very positive conditions for the title insurance industry throughout 1997 and 1998. However, during the second half of 1999 and through 2000, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions. As a result, the market shifted from a refinance-driven market in 1998 to a more traditional market driven by new home purchases and resales in 1999 and 2000. The favorable industry conditions that existed in 1998 represented an unusual mixture of macroeconomic factors that may not occur again in the foreseeable future.

     Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The fourth calendar quarter is typically the strongest in terms of revenue due to commercial entities desiring to complete transactions by year-end. Significant changes in interest rates may alter these traditional seasonal patterns due to the effect the cost of financing has on the volume of real estate transactions.

     Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.

AS A HOLDING COMPANY, WE DEPEND ON DISTRIBUTIONS FROM OUR SUBSIDIARIES, AND IF DISTRIBUTIONS FROM OUR SUBSIDIARIES ARE MATERIALLY IMPAIRED, OUR ABILITY TO DECLARE AND PAY DIVIDENDS MAY BE ADVERSELY AFFECTED.

     We are a holding company whose primary assets are the securities of our operating subsidiaries. Our ability to pay dividends is dependent on the ability of our subsidiaries to pay dividends or repay funds to us. If our operating subsidiaries are not able to pay dividends or repay funds to us, we may not be able to declare and pay dividends to you.

     Our title insurance and home warranty subsidiaries must comply with state and federal laws which require them to maintain minimum amounts of working capital surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. During 2000, approximately 91.3% of our year-to-date revenues was derived from subsidiaries engaged in these regulated businesses. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2001, our title insurance subsidiaries could pay dividends or make other distributions to us of $107.5 million.

OUR ENTERING INTO NEW BUSINESS LINES SUBJECTS US TO ASSOCIATED RISKS, SUCH AS THE DIVERSION OF MANAGEMENT ATTENTION, DIFFICULTY INTEGRATING OPERATIONS AND LACK OF EXPERIENCE IN OPERATING SUCH BUSINESSES.

     We have acquired, and may in the future acquire, businesses in industries with which management is less familiar than we are with the title insurance industry. For example, in February 1998, we acquired FNF Capital, Inc., whose primary business is financing equipment leases. Also, in the last three years, we have expanded the range and amount of real estate related services we provide, began underwriting home warranty policies, invested in restaurant businesses, expanded our commercial title insurance business and considered acquiring underwriters of other lines of insurance products. These activities involve risks that could adversely affect our operating results, such as diversion of management's attention, integration of the operations, systems and personnel of the new businesses and lack of substantial experience in operating such businesses.

DIFFICULTIES WE MAY ENCOUNTER MANAGING OUR GROWTH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     We have historically achieved growth through a combination of developing new products, increasing our market share for existing products, and acquisitions. Part of our strategy is to pursue opportunities to diversify and expand our operations by acquiring or making investments in other companies. The success of each acquisition will depend upon:

     - our ability to integrate the acquired business' operations, products and personnel;

     - our ability to retain key personnel of the acquired businesses; and

     - our ability to expand our financial and management controls and reporting systems and procedures.

OUR SUBSIDIARIES THAT ENGAGE IN INSURANCE RELATED BUSINESSES MUST COMPLY WITH ADDITIONAL REGULATIONS. THESE REGULATIONS MAY IMPEDE, OR IMPOSE BURDENSOME CONDITIONS ON, OUR RATE INCREASES OR OTHER ACTIONS THAT WE MIGHT WANT TO TAKE TO INCREASE THE REVENUES OF OUR SUBSIDIARIES.

     Our title insurance business is subject to extensive regulation by state insurance authorities in each state in which we operate. These agencies have broad administrative and supervisory power relating to the following, among other matters:

     - licensing requirements;

     - trade and marketing practices;

     - accounting and financing practices;

     - capital and surplus requirements;

     - the amount of dividends and other payments made by insurance subsidiaries;

     - investment practices;

     - rate schedules;

     - deposits of securities for the benefit of policyholders;

     - establishing reserves; and

     - regulation of reinsurance.

     Most states also regulate insurance holding companies like us with respect to acquisitions, changes of control and the terms of transactions with our affiliates. These regulations may impede or impose burdensome conditions on our rate increases or other actions that we may want to take to enhance our operating results, and could affect our ability to pay dividends on our common stock. In addition, we may incur significant costs in the course of complying with regulatory requirements. We cannot assure you that future legislative or regulatory changes will not adversely affect our business operations.

WE FACE COMPETITION IN OUR INDUSTRY FROM TRADITIONAL TITLE INSURERS AND FROM NEW ENTRANTS.

     The title insurance industry is highly competitive. According to Corporate Development Services, the top five title insurance companies accounted for 89% of net premiums collected in 1999. Over 40 independent title insurance companies accounted for the remaining 11% of the market. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as First American Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous independent agency operations at the regional and local level. These smaller companies may expand into other markets in which we compete. Also, the removal of regulatory barriers might result in new competitors entering the title insurance business, and those new competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants could affect our business operations and financial condition.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     The information contained in this Form 10-K contains forward looking statements that involve a number of risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are based on management's beliefs as well as assumptions made by, and information currently available to, management. Because such statements are based on expectations as to future economic performance and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

     Important factors that may affect these projections or expectations include, but are not limited to:

     - general economic and business conditions, including interest rate fluctuations and general volatility in the capital markets;

     - changes in the performance of the real estate markets;

     - the impact of competitive products and pricing;

     - success of operating initiatives;

     - our ability to integrate the business operations we acquired in our merger with Chicago Title Corporation and our ability to implement cost-saving synergies associated with that acquisition;

     - availability of qualified personnel;

     - employee benefits costs; and

     - changes in, or the failure to comply with, government regulations and other risks detailed in our filings with the Securities and Exchange Commission.

     All of these factors are difficult to predict and many are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that expectations derived from them will be realized. When used in our documents or oral presentations, the words "anticipate," "believe," "estimate," "objective," "projection," "forecast," "goal," or similar words are intended to identify forward-looking statements.

ITEM 2. PROPERTIES

     The majority of the branch offices are leased from third parties. We own the remaining branch offices. See Note J to Notes to Consolidated Financial Statements.

     As of December 31, 2000, we leased office and storage space as follows:

                                                               NUMBER OF
                                                              LOCATIONS(1)
                                                              ------------
California..................................................      435
Texas.......................................................      131
Arizona.....................................................      122
Illinois....................................................       91
Florida.....................................................       62
Washington..................................................       57
Oregon......................................................       53
Indiana.....................................................       29
New York and Ohio...........................................       26
Nevada......................................................       20
North Carolina and Maryland.................................       18
New Jersey and Pennsylvania.................................       17
Tennessee...................................................       14
Colorado and Virginia.......................................       13
Minnesota...................................................       11
Kansas......................................................        9
Georgia.....................................................        8
Missouri and Michigan.......................................        7
New Mexico, Massachusetts and Connecticut...................        6
Louisiana and Hawaii........................................        5
Montana.....................................................        4
South Carolina..............................................        3
Wisconsin, Washington D.C., Rhode Island, Delaware, Alabama
  and Kentucky..............................................        2
Utah, New Hampshire, Idaho and Canada.......................        1

---------------
(1) Represents the number of locations in each state listed.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. We believe that no actions, other than those listed below, depart from customary litigation incidental to our business and that the resolution of all such litigation will not have a material adverse effect on us.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol "FNF." The following table shows, for the periods indicated, the high and low sales prices of our common stock, as reported by the New York Stock Exchange, and the amounts of dividends per share declared on our common stock.

                                                                              DIVIDENDS
                                                           HIGH      LOW      DECLARED
                                                          ------    ------    ---------
Year ended December 31, 2000
  First quarter.........................................  $18.25    $11.62      $.10
  Second quarter........................................   20.06     12.50       .10
  Third quarter.........................................   24.94     16.88       .10
  Fourth quarter........................................   39.38     19.75       .10
Year ended December 31, 1999
  First quarter.........................................  $30.75    $14.56      $.07
  Second quarter........................................   21.00     14.50       .07
  Third quarter.........................................   21.06     13.44       .07
  Fourth quarter........................................   16.00     13.81       .10

     On March 16, 2001, the last reported sale price of our common stock on the New York Stock Exchange was $30.01 per share. As of March 16, 2001, the Company had approximately 1,897 stockholders of record.

     Our Board of Directors declared a cash dividend of $0.10 per share in each of the four quarters of 2000. Our current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends will be in the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements. Our ability to declare and pay dividends is also subject to our compliance with the financial covenants contained in our existing $800 million syndicated credit agreement and further described below.

     Since we are a holding company, our ability to pay dividends will depend largely on the ability of our subsidiaries to pay dividends to us, and the ability of our title insurance subsidiaries to do so is subject to, among other factors, their compliance with applicable insurance regulations. During 2001, our title insurance subsidiaries could pay dividends or make other distributions to us of $107.5 million. In addition to regulatory restrictions, our ability to declare dividends is subject to restrictions under our existing syndicated credit agreement. We do not believe the restrictions contained in our credit agreement will, in the foreseeable future, adversely affect our ability to pay cash dividends at the current dividend rate.

ITEM 6. SELECTED FINANCIAL DATA

     The information set forth below should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Per share data has been retroactively adjusted for stock dividends and splits since our inception. Certain reclassifications have been made to the prior year amounts to conform with the 2000 presentation.

                                                           YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                             2000         1999         1998        1997       1996
                                          (1)(2)(3)      (2)(3)       (2)(3)      (2)(4)      (2)
                                          ----------   ----------   ----------   --------   --------
                                               (IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA)
OPERATING DATA:
  Revenue:
     Title insurance premiums...........  $1,946,159   $  939,452   $  910,278   $616,074   $552,799
     Escrow and other title related
       fees.............................     459,121      206,570      215,254    152,464    131,572
     Real estate related services.......     166,718       67,844       69,970     38,129     24,708
     Interest and investment income,
       including realized gains and
       losses...........................      87,191       32,045       44,502     36,740     18,894
     Other income.......................      82,805      109,943       53,376     20,586      6,489
                                          ----------   ----------   ----------   --------   --------
                                           2,741,994    1,355,854    1,293,380    863,993    734,462
                                          ----------   ----------   ----------   --------   --------
  Expenses:
     Personnel costs....................     845,349      407,078      394,284    273,221    240,232
     Other operating expenses...........     626,308      332,296      258,866    189,141    175,828
     Agent commissions..................     884,498      423,675      385,649    261,182    221,948
     Provision for claim losses.........      97,322       52,713       59,294     41,558     36,275
     Interest expense...................      59,374       15,626       17,024     12,269     11,590
                                          ----------   ----------   ----------   --------   --------
                                           2,512,851    1,231,388    1,115,117    777,371    685,873
                                          ----------   ----------   ----------   --------   --------
  Earnings before amortization of cost
     in excess of net assets acquired,
     income taxes and extraordinary
     item...............................     229,143      124,466      178,263     86,622     48,589
  Amortization of cost in excess of net
     assets acquired....................      35,003        6,638        3,129      1,019        363
                                          ----------   ----------   ----------   --------   --------
  Earnings before income taxes and
     extraordinary item.................     194,140      117,828      175,134     85,603     48,226
  Income tax expense....................      85,825       46,975       69,442     36,595     18,985
                                          ----------   ----------   ----------   --------   --------
     Earnings before extraordinary
       item.............................     108,315       70,853      105,692     49,008     29,241
  Extraordinary item, net of income
     taxes..............................          --           --           --     (1,700)        --
                                          ----------   ----------   ----------   --------   --------
     Net earnings.......................  $  108,315   $   70,853   $  105,692   $ 47,308   $ 29,241
                                          ==========   ==========   ==========   ========   ========
PER SHARE DATA:
  Basic earnings per share before
     extraordinary item.................  $     1.84   $     2.38   $     3.79   $   2.10   $   1.43
  Extraordinary item, net of income
     taxes, basic basis.................          --           --           --      (0.07)        --
                                          ----------   ----------   ----------   --------   --------
     Basic earnings per share...........  $     1.84   $     2.38   $     3.79   $   2.03   $   1.43
                                          ==========   ==========   ==========   ========   ========
  Weighted average shares outstanding,
     basic basis........................      58,821       29,811       27,921     23,355     20,426
  Diluted earnings per share before
     extraordinary item.................  $     1.78   $     2.27   $     3.23   $   1.76   $   1.23
  Extraordinary item, net of income
     taxes, diluted basis...............          --           --           --       (.06)        --
                                          ----------   ----------   ----------   --------   --------
     Diluted earnings per share.........  $     1.78   $     2.27   $     3.23   $   1.70   $   1.23
                                          ==========   ==========   ==========   ========   ========
  Weighted average shares outstanding,
     diluted basis......................      60,937       31,336       33,474     29,599     26,431
  Dividends declared per share..........  $      .40   $      .31   $      .26   $    .24   $    .22

                                                           YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                             2000         1999         1998        1997       1996
                                          (1)(2)(3)      (2)(3)       (2)(3)      (2)(4)      (2)
                                          ----------   ----------   ----------   --------   --------
                                               (IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA)
BALANCE SHEET DATA:
  Investments(5)........................  $1,685,331   $  506,916   $  519,332   $376,285   $270,134
  Cash and cash equivalents(6)..........     262,955       38,569       42,492     54,975     65,551
  Total assets..........................   3,833,985    1,042,546      969,470    747,695    609,658
  Notes payable.........................     791,430      226,359      214,624    163,015    179,508
  Reserve for claim losses..............     907,482      239,962      224,534    201,674    196,527
  Minority interests....................       5,592        4,613        1,532      3,614      1,287
  Stockholders' equity..................   1,106,737      432,494      396,740    274,050    162,645
OTHER DATA:
  Orders opened by direct operations....   1,352,000      743,000      987,000    621,000    575,000
  Orders closed by direct operations....     971,000      551,000      670,000    436,000    430,000
  Provision for claim losses to title
     insurance premiums.................         5.0%         5.6%         6.5%       6.7%       6.6%
  Title related revenue(7):
     Percentage direct operations.......        52.8%        53.6%        56.9%      57.1%      59.0%
     Percentage agency operations.......        47.2%        46.4%        43.1%      42.9%      41.0%
  Diluted earnings per share before
     amortization of cost in excess of
     net assets acquired................  $     2.56   $     2.48   $     3.32   $   1.74   $   1.24

---------------
(1) Our financial results for the year ended December 31, 2000 include the operations of Chicago Title for the period from March 20, 2000, the merger date, through December 31, 2000. In the first quarter of 2000, we recorded certain non-recurring charges totaling $13.4 million, after applicable taxes.

(2) During 1997 and 1996, we acquired certain real estate related service companies in various transactions. The selected consolidated financial data above includes the balance sheet accounts of the acquired companies as of December 31 of the year acquired and all subsequent years presented; and the results of their operations for the periods from the date of acquisition through December 31 of the acquisition year and for the years ended December 31 for all subsequent years presented.

(3) We completed the merger of our wholly owned subsidiary, ACS Systems, Inc., with and into Micro General on May 14, 1998. This transaction was accounted for as a reverse merger of Micro General into ACS, with Micro General as the surviving legal entity. The selected consolidated financial data above includes the balance sheet accounts of Micro General at December 31, 2000, 1999 and 1998 and the results of its operations for the years ended December 31, 2000 and 1999 and for the period from May 14, 1998 through December 31, 1998. As of December 31, 2000, we owned 65.7% of Micro General.

(4) During 1997, we recognized an extraordinary loss of $1.7 million, net of income taxes of $1.2 million, related to the early retirement of $45.0 million maturity value of our Liquid Yield Option Notes.

(5) Investments as of December 31, 2000, include securities pledged to secure trust deposits of $459.4 million.

(6) Cash and cash equivalents as of December 31, 2000 includes cash pledged to secure trust deposits of $132.1 million.

(7) Includes title insurance premiums and escrow and other title related fees.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data is as follows:

                                                                  QUARTER ENDED
                                            ---------------------------------------------------------
                                            MARCH 31,(2)    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                            ------------    --------    -------------    ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000(1)
Revenue...................................    $377,657      $757,642      $790,103         $816,592
Earnings before income taxes..............       7,661        59,234        63,677           63,568
Net earnings..............................       1,869        31,371        37,570           37,505
Basic earnings per share..................         .06           .47           .56              .55
Diluted earnings per share................         .06           .46           .54              .53
Dividends paid per share..................         .10           .10           .10              .10
1999
Revenue...................................    $345,096      $358,743      $343,686         $308,329
Earnings before income taxes..............      33,504        40,238        30,216           13,870
Net earnings..............................      19,767        23,741        18,607            8,738
Basic earnings per share..................         .64           .78           .62              .31
Diluted earnings per share................         .60           .75           .60              .30
Dividends paid per share..................         .07           .07           .07              .07

---------------
(1) Our financial results for the year ended December 31, 2000 include the operations of Chicago Title for the period from March 20, 2000, the merger date, through December 31, 2000.

(2) In the first quarter of 2000, we recorded certain non-recurring charges totaling $13.4 million, after applicable income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Form 10-K.

     Factors Affecting Comparability. Our Condensed Consolidated Statements of Earnings include the results of operations of Chicago Title for the period from March 20, 2000, the merger date, through December 31, 2000. As a result, year over year comparisons may not be meaningful. Excluding the effect of the Chicago Title merger, our title insurance premiums for the year ended December 31, 2000 were $834.7 million. We have also reviewed our existing non-title operations in connection with the merger and related transition and integration. As a result, during the first quarter of 2000 we recorded certain non-recurring charges totaling $13.4 million, after applicable taxes. These charges primarily relate to the revaluation of non-title assets, including our investment in Express Network, Inc., which was sold in the second quarter of 2000, and existing goodwill associated with Express Network and the write-off of obsolete software.

     Overview. The following table presents certain financial data for the years indicated:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    2000          1999          1998
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Total revenue..................................  $2,741,994    $1,355,854    $1,293,380
                                                 ==========    ==========    ==========
Total expenses.................................  $2,547,854    $1,238,026    $1,118,246
                                                 ==========    ==========    ==========
Net earnings...................................  $  108,315    $   70,853    $  105,692
                                                 ==========    ==========    ==========

     Net earnings for year ended December 31, 2000 were $108.3 million, or $1.78 per diluted share. Excluding the non-recurring, non-title related charges we recorded in the first quarter of 2000 of $13.4 million, or $0.22 per diluted share, net earnings for year ended December 31, 2000, were $121.7 million, or $2.00 per diluted share, as compared with net earnings for the corresponding periods in 1999 and 1998 of $70.9 million, or $2.27 per diluted share and $105.7 million, or $3.23 per diluted share.

     The following table presents the calculation of earnings before amortization of cost in excess of net assets acquired and non-recurring charges. We believe that earnings before amortization of cost in excess of net assets acquired and non-recurring charges better reflects the operational performance of our business.

                                                             YEAR ENDED DECEMBER 31,
                                                      -------------------------------------
                                                         2000         1999          1998
                                                      ----------    ---------    ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings -- diluted.............................   $108,315      $71,116      $108,155
Amortization of cost in excess of net assets
  acquired..........................................     35,003        6,638         3,129
Tax effect of amortization of cost in excess of net
  assets acquired...................................       (838)          --            --
Non-recurring charges, net of tax...................     13,371           --            --
                                                       --------      -------      --------
Earnings before amortization of cost in excess of
  net assets acquired and non-recurring charges.....   $155,851      $77,754      $111,284
                                                       ========      =======      ========
Diluted earnings per share before amortization of
  cost in excess of net assets acquired and
  non-recurring charges.............................   $   2.56      $  2.48      $   3.32
                                                       ========      =======      ========
Diluted weighted average shares outstanding.........     60,937       31,336        33,474
                                                       ========      =======      ========

     Revenue. The following table presents the components of our revenue:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    2000          1999          1998
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Title insurance premiums.......................  $1,946,159    $  939,452    $  910,278
Escrow and other title related fees............     459,121       206,570       215,254
Real estate related services...................     166,718        67,844        69,970
Interest and investment income, including
  realized gains and losses....................      87,191        32,045        44,502
Other income...................................      82,805       109,943        53,376
                                                 ----------    ----------    ----------
          Total revenue........................  $2,741,994    $1,355,854    $1,293,380
                                                 ==========    ==========    ==========
Orders opened by direct operations.............   1,352,000       743,000       987,000
Orders closed by direct operations.............     971,000       551,000       670,000

     Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales on both a national and local basis. Real estate sales are directly affected by changes in the cost of financing purchases of real estate -- i.e., mortgage interest rates. Other macroeconomic factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. For example, beginning in late 1995 and into 1998, the level of real estate activity increased, including refinancing transactions, new home sales and resales, due in part to decreases in mortgage interest rates. Stable mortgage interest rates and strength in the real estate market, especially in California and throughout the West Coast, contributed to very positive conditions for the title insurance industry throughout 1997 and 1998. However, during the second half of 1999 and through 2000, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions, which shifted the real estate market from a refinance-driven market to a more traditional market driven by new home purchases and resales. As a result of the shift in mix of business along with the steady increases in interest rates, total title premiums, on a pro forma basis (assuming the Chicago Title merger occurred on January 1, 1999) have decreased in 2000 as compared with pro forma 1999 title insurance premiums.

     Total revenue in 2000 more than doubled to $2,742.0 million from $1,355.9 million in 1999. Total revenue in 1999 of $1,355.9 million reflects a 4.8% increase from 1998 revenue of $1,293.4 million. The increase in total revenue from 1999 to 2000 is primarily the result of the merger of Chicago Title on March 20, 2000. The increase in total revenue from 1998 to 1999 is primarily the result of continued strength in our core title and real estate related service operations, which were positively impacted by favorable market conditions leading to an increase in real estate activity. The increased real estate activity combined with acquisitions of real estate related service companies and the integration of those real estate related service operations into our core businesses, also contributed to increased revenue.

     Title insurance premiums increased to $1,946.2 million in 2000 from $939.5 million in 1999. In 1999, title premiums increased 3.2% from $910.3 million in 1998. The premium increases from 1998 to 1999 were indicative of the favorable market conditions existing during that period. In 1999, refinance transactions declined from record levels in 1998 to levels consistent with historical norms due to interest rate increases caused by actions taken by the Federal Reserve Board. Increases in mortgage interest rates were partially offset by consumer confidence in the overall economy, which resulted in record home sales in 1999. As the volume of refinance transactions decreased, the market shifted, beginning in the second half of 1999 and continuing through 2000, from a refinance-driven market to a more traditional market driven by new home purchases and resales. In 2000, the decrease in real estate market activity was more than offset by the addition of the Chicago Title operations and an increase in the average fee per file. The increase in fee per file is consistent with a return to more normalized levels of refinance activity and the continuing increase in home prices, as well as increased commercial activity as we continue to grow our National Commercial Division. The addition of the Chicago Tile operations during 2000 has also impacted the mix of business between our direct and agency operations as compared with prior years.

     The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

                                                         YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------
                                               2000                 1999                1998
                                        ------------------    ----------------    ----------------
                                         AMOUNTS       %       AMOUNT      %       AMOUNT      %
                                        ----------   -----    --------   -----    --------   -----
                                                          (DOLLARS IN THOUSANDS)
Direct................................  $  811,621    41.7%   $407,769    43.4%   $425,551    46.7%
Agency................................   1,134,538    58.3     531,683    56.6     484,727    53.3
                                        ----------   -----    --------   -----    --------   -----
          Total title insurance
            premiums..................  $1,946,159   100.0%   $939,452   100.0%   $910,278   100.0%
                                        ==========   =====    ========   =====    ========   =====

     Trends in escrow and other title related fees are primarily related to title insurance activity generated by our direct operations. Escrow and other title related fees during the three-year period ended December 31, 2000, fluctuated in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts. Escrow and other title related fees were $459.1 million, $206.6 million and $215.3 million, respectively, during 2000, 1999 and 1998.

     Revenues from real estate related services generally trend closely with the level and mix of business, as well as the performance of our title related subsidiaries. During 1996 and 1997, we acquired real estate related service companies in various separate transactions. Our strategy in making the real estate related service company acquisitions was to acquire previously existing entities in businesses we believed to be complementary to our core title and escrow businesses. Revenues from real estate related services in 2000, 1999 and 1998 were $166.7 million, $67.8 million and $70.0 million, respectively. The increase in revenues from real estate related services in 2000 is primarily the result of the acquisition of Chicago Title as well as increases in revenue from our credit reporting, flood certification, home warranty insurance and tax qualifying property exchange services.

     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. In 2000, interest and investment income was $87.2 million, compared with $32.0 million in 1999. The increase in interest and investment income earned during 2000 is primarily due to an increase in average invested assets, excluding real estate, from $547.4 million in 1999 to $1,650.0 million in 2000, primarily as a result of the Chicago Title acquisition. The tax equivalent yield in 2000, excluding realized losses, was 6.1%. Included in interest and investment income in 2000 is $201 of net realized losses. Interest and investment income in 1999 was $32.0 million, compared with $44.5 million in 1998, a decrease of $12.5 million, or 28.0%. Average invested assets, excluding real estate, increased 13.4% to $547.4 million, from $482.5 million in 1998. The tax equivalent yield in 1999, excluding net realized losses, was 6.2%. The decrease in investment income in 1999 from 1998 is the result of net realized losses in 1999 of $76, compared with net realized gains in 1998 of $17.2 million, offset by an increase in interest and dividend income generated by the increased invested asset base and interest rate increases during the year. Included in 1998 net realized gains is a gain from the conversion of our investment in Data Tree Corporation of approximately $9.7 million.

     Other income represents revenue generated by Micro General, our majority-owned information-services subsidiary, FNF Capital, our equipment-leasing subsidiary and Express Network. Other income was $82.8 million in 2000, $109.9 million in 1999 and $53.4 million in 1998. The decrease in other income in 2000 is due to the sale of Express Network in the second quarter of 2000 as well as decreases in externally generated revenue by Micro General. Other income increased in 1999 from 1998 as a result of including Micro General in our results of operations beginning in May 1998 as well as increases in externally generated revenue by Micro General in 1999 as compared with 1998.

     Expenses. The following table presents the components of our expenses:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    2000          1999          1998
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Personnel costs................................  $  845,349    $  407,078    $  394,284
Other operating expenses.......................     626,308       332,296       258,866
Agent commissions..............................     884,498       423,675       385,649
Provision for claim losses.....................      97,322        52,713        59,294
Interest expense...............................      59,374        15,626        17,024
Amortization of cost in excess of net assets
  acquired.....................................      35,003         6,638         3,129
                                                 ----------    ----------    ----------
          Total expenses.......................  $2,547,854    $1,238,026    $1,118,246
                                                 ==========    ==========    ==========

     Our operating expenses consist primarily of personnel costs, other operating expenses and agent commissions, which are incurred as orders are received and processed. Title insurance premiums, escrow and other title related fees are generally recognized as income at the time the underlying transaction closes. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue. However, a short time lag does exist in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.

     Personnel costs include base salaries, commissions and bonuses paid to employees, and are one of our most significant operating expenses. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. Personnel costs totaled $845.3 million, $407.1 million and $394.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. Personnel costs as a percentage of total revenue have remained relatively consistent over the three-year period ended December 31, 2000. Those percentages were 30.8% in 2000, 30.0% in 1999 and 30.5% in 1998. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. We will continue to monitor prevailing market conditions and will adjust personnel costs in accordance with activity.

     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services (including personnel costs associated with information technology support), professional services, advertising expenses, general insurance, depreciation and trade and notes receivable allowances. We continue to be committed to cost control measures. In response to market conditions, we have implemented aggressive cost control programs in order to maintain operating expenses at levels consistent with the levels of revenue. However, certain fixed costs are incurred regardless of revenue levels, resulting in period-over-period fluctuations. Our cost control programs are designed to evaluate expenses, both current and budgeted, relative to existing and projected market conditions. Other operating expenses decreased as a percentage of total revenue to 22.8% in 2000 from 24.5% in 1999. The decrease in other operating expenses in 2000 is attributable to the change in our cost structure as a result of the addition of the Chicago Title operations, which are primarily title and real estate related. Other operating expenses increased as a percentage of total revenue to 24.5% in 1999 from 20.0% in 1998 as a result of the impact of Micro General's business expansion, increased data processing and information technology costs and normal year over year price increases including rent escalations, travel and other general and administrative costs. Total other operating expenses totaled $626.3 million, $332.3 million and $258.9 million in 2000, 1999 and 1998, respectively.

     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

     The following table illustrates the relationship of agent premiums and agent commissions:

                                                         YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------
                                               2000                 1999                1998
                                        ------------------    ----------------    ----------------
                                          AMOUNT       %       AMOUNT      %       AMOUNT      %
                                        ----------   -----    --------   -----    --------   -----
                                                          (DOLLARS IN THOUSANDS)
Agent premiums........................  $1,134,538   100.0%   $531,683   100.0%   $484,727   100.0%
Agent commissions.....................     884,498    78.0     423,675    79.7     385,649    79.6
                                        ----------   -----    --------   -----    --------   -----
  Premiums we retain..................  $  250,040    22.0%   $108,008    20.3%   $ 99,078    20.4%
                                        ==========   =====    ========   =====    ========   =====

     The provision for claim losses includes an estimate of anticipated title claims. The estimate of anticipated title claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly. Based on our loss development studies, we believe that as a result of our underwriting and claims handling practices, as well as the refinancing business of prior years, we will maintain the claim loss trends we have experienced over the past several years. As such, our claim loss provision as a percentage of total title premiums was 5.0% in 2000, as compared with 5.6% in 1999 and 6.5% in 1998.

     A summary of the reserve for claim losses follows:

                                                       YEAR ENDED DECEMBER 31,
                                                 ------------------------------------
                                                   2000          1999          1998
                                                 --------      --------      --------
                                                        (DOLLARS IN THOUSANDS)
Beginning balance..............................  $239,962      $224,534      $201,674
  Reserves assumed.............................   669,837(1)         --            --
  Reserves transferred.........................        --        (4,310)(2)        --
  Claim loss provision related to:
     Current year..............................   108,985        57,321        59,294
     Prior years...............................   (11,663)       (4,608)           --
                                                 --------      --------      --------
          Total claim loss provision...........    97,322        52,713        59,294
  Claims paid, net of recoupments related to:
     Current year..............................    (6,479)       (1,229)       (1,045)
     Prior years...............................   (93,160)      (31,746)      (35,389)
                                                 --------      --------      --------
          Total claims paid, net of
            recoupments........................   (99,639)      (32,975)      (36,434)
                                                 --------      --------      --------
Ending balance.................................  $907,482      $239,962      $224,534
                                                 ========      ========      ========
Provision for claim losses as a percentage of
  title insurance premiums.....................       5.0%          5.6%          6.5%
                                                 ========      ========      ========

---------------
(1) In connection with the Chicago Title merger on March 20, 2000, we assumed Chicago Title's then outstanding reserve for claim losses.

(2) On March 18, 1998, the Company announced that it had entered into an agreement to sell National Title Insurance of New York Inc. ("National") to American Title Company, a wholly-owned subsidiary of American National Financial, Inc. ("ANFI"), for $3.25 million, subject to regulatory approval and certain other conditions. The purchase price was structured at a premium to book value. As of December 31, 2000, the Company holds a 28.3% interest in ANFI. National was acquired in April 1996, as part of the Nations Title Inc. acquisition, and has not been actively underwriting policies since that time. This transaction received regulatory approval on May 27, 1999 and closed on June 10, 1999. The Company recognized a gain of approximately $1.2 million prior to applicable income taxes, in connection with the sale of National. This gain has been reflected in the Consolidated Statement of Earnings for the year ended December 31, 1999.

     The favorable development on prior year loss reserves during 2000 and 1999 was attributable to lower than expected payment levels on recent issue years which included a high proportion of refinance business.

     Interest expense for the years ended December 31, 2000, 1999 and 1998 was $59.4 million, $15.6 million and $17.0 million, respectively. The increase in interest expense in 2000 as compared with 1999 is attributable to the increase in outstanding notes payable, primarily related to the financing of the Chicago Title merger, and an increase in certain indices on which our variable interest rates are based. The decrease in interest expense in 1999 as compared with 1998 is primarily due to the redemption of our Liquid Yield Option Notes in 1999. In addition, included in interest expense in 1998 is a $4.7 million interest charge relating to the settlement of an Internal Revenue Service examination for the tax years 1990 through 1994.

     Amortization of cost in excess of net assets acquired was $35.0 million in 2000, $6.6 million in 1999 and $3.1 million in 1998. In connection with the merger of Chicago Title, we recorded cost in excess of net assets acquired of approximately $755.6 million. As a result, amortization of cost in excess of net assets acquired has increased accordingly.

     Income tax expense as a percentage of earnings before income taxes for 2000, 1999 and 1998 was 44.2%, 39.9% and 39.7%, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, the impact of the non-recurring charges and the non-deductible goodwill recorded pursuant to the Chicago Title merger and the characteristics of net earnings -- i.e., operating income versus investment income.

LIQUIDITY AND CAPITAL RESOURCES

     On March 20, 2000, we acquired Chicago Title. Pursuant to the terms of the merger agreement, Chicago Title stockholders received aggregate merger consideration valued at approximately $1.1 billion. The merger consideration was paid in the form of 1.7673 shares of our common stock and $26.00 in cash for each share of Chicago Title common stock, resulting in the issuance of approximately 38.8 million shares of our common stock valued at an average price during the applicable period of $13.1771 per share and the payment of approximately $570.2 million in cash.

     In connection with the Chicago Title merger, we entered into a syndicated credit agreement. The credit agreement provides for three distinct credit facilities:

     - $100.0 million, 18 month revolving credit facility due September 30, 2001;

     - $250.0 million, 6 year revolving credit facility due March 19, 2006; and

     - $450.0 million term loan facility with a 6 year amortization period, due March 19, 2006.

     The credit agreement bears interest at a variable rate of interest based on the debt ratings assigned to us by certain independent agencies, and is unsecured. The current interest rate is LIBOR plus 1.125%. Amounts borrowed under the credit agreement were used to pay the cash portion of the merger consideration, to refinance previously existing indebtedness, to pay fees and expenses incurred in connection with the merger and to fund other general corporate purposes.

     The credit agreement and other debt facilities impose certain affirmative and negative covenants on us relating to current debt ratings, certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions and restricted payments, and certain dividend restrictions. We are in compliance with all of our debt covenants as of December 31, 2000.

     On January 24, 2001, we issued 8,050,000 shares of our common stock at a public offering price of $33.50 per share. Proceeds from this offering, net of underwriting discounts and commissions and other related expenses, were $256.2 million. Net proceeds of $100.0 million were used to repay in full and terminate the $100.0 million, 18 month revolving credit facility and net proceeds of $149.5 million were used to pay down in full the $250.0 million, 6 year revolving credit facility. The remainder of the cash proceeds are available for general corporate purposes.

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

     Our two significant sources of our funds are dividends and distributions from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are executed within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. Our underwritten title companies, real estate related service companies, Micro General and FNF Capital, collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries. Positive cash flow from these subsidiaries are invested primarily in cash and cash equivalents.

     Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, contracts and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

     SFAS 133 was amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133" ("SFAS 137"). SFAS 137 defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS 137 and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an amendment of SFAS 133." ("SFAS 138"), is effective for our first quarter in the fiscal year ending December 31, 2001, and does not have a material effect on our financial position or results of operations.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 140"). SFAS 140 revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Adoption of SFAS 140 will not have a material effect on our financial statements.

     Emerging Issues Task Force No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets", ("EITF 99-20") sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities including agency Interest-only strips, whether purchased or retained in securitization, and determining when these securities must be written down to fair value because of impairment. EITF 99-20 is effective for all fiscal quarters beginning after March 15, 2001. Early adoption is permitted. We have decided not to early adopt EITF 99-20. Application of provisions of the EITF are to be adopted prospectively. Adoption of EITF 99-20 will require impairments to the valuation of residual interest in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings. The initial potential impact of adoption would be a charge to earnings of approximately $3.2 million in 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT THE MARKET RISK OF FINANCIAL INSTRUMENTS

     Our Consolidated Balance Sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. See
"Business -- Investment Policies and Investment Portfolio" and Notes C and G of Notes to Consolidated Financial Statements. The following sections address the significant market risks associated with our financial activities as of our year ended December, 31, 2000.

  Interest Rate Risk

     Our fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

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

     Caution should be used in evaluating our overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because our reserve for claim losses (representing 33.3% of total liabilities) is not included in the hypothetical effects.

     The hypothetical effects of changes in market rates or prices on the fair values of financial instruments would have been as follows as of December 31, 2000:

          a. An approximate $43.1 million net increase (decrease) in the fair value of fixed maturity securities would have occurred if interest rates had (decreased) increased by 100 basis points. The change in fair values was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

          b. An approximate $10.6 million net increase (decrease) in the fair value of equity securities would have occurred if there was a 20% price increase (decrease) in market prices.

          c. It is not anticipated that there would be a significant change in the fair value of other long-term investments or short-term investments if there was a change in market conditions, based on the nature and duration of the financial instruments involved.

          d. Interest expense on average debt outstanding would have increased (decreased) approximately $7.0 million, if interest rates increased (decreased) 100 basis points.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL INFORMATION

                                                               PAGE
                                                              NUMBER
                                                              ------
Independent Auditors' Report................................    28
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    29
Consolidated Statements of Earnings for the years ended
  December 31, 2000, 1999 and 1998..........................    30
Consolidated Statements of Comprehensive Earnings for the
  years ended December 31, 2000, 1999 and 1998..............    31
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............    32
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................    33
Notes to Consolidated Financial Statements..................    34

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
FIDELITY NATIONAL FINANCIAL, INC.:

     We have audited the accompanying Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2000. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Los Angeles, California
February 14, 2001

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Investments:
  Fixed maturities available for sale, at fair value, at
     December 31, 2000 includes $248,512 of pledged fixed
     maturity securities related to secured trust
     deposits...............................................  $1,188,681    $  347,051
  Equity securities, at fair value..........................      39,959        38,881
  Other long-term investments, at cost, which approximates
     fair value.............................................      46,870        43,253
  Short-term investments, at December 31, 2000 includes
     $210,861 of pledged short-term investments related to
     secured trust deposits.................................     409,317        74,232
  Investments in real estate and partnerships, net..........         504         3,499
                                                              ----------    ----------
          Total investments.................................   1,685,331       506,916
Cash and cash equivalents, at December 31, 2000 includes
  $132,141 of pledged cash related to secured trust
  deposits..................................................     262,955        38,569
Leases and residual interests in securitizations............     151,052       142,141
Trade receivables, net......................................     127,633        60,784
Notes receivable, net.......................................      16,381        18,304
Income taxes receivable.....................................      22,343            --
Cost in excess of net assets acquired, net..................     770,060        53,576
Prepaid expenses and other assets...........................     231,118        75,310
Title plants................................................     275,295        59,914
Property and equipment, net.................................     172,838        55,453
Deferred tax asset..........................................     118,979        31,579
                                                              ----------    ----------
                                                              $3,833,985    $1,042,546
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities..................  $  446,394    $  135,943
  Notes payable.............................................     791,430       226,359
  Reserve for claim losses..................................     907,482       239,962
  Secured trust deposits....................................     576,350            --
  Income taxes payable......................................          --         3,175
                                                              ----------    ----------
                                                               2,721,656       605,439
  Minority interests........................................       5,592         4,613
Stockholders' equity:
  Preferred stock, $.0001 par value; authorized, 3,000,000
     shares; issued and outstanding, none...................          --            --
  Common stock, $.0001 par value; authorized, 100,000,000
     shares as of December 31, 2000 and 50,000,000 shares as
     of December 31, 1999; issued, 69,499,409 as of December
     31, 2000 and 39,224,169 as of December 31, 1999........           7             4
  Additional paid-in capital................................     695,141       246,959
  Retained earnings.........................................     409,216       327,785
                                                              ----------    ----------
                                                               1,104,364       574,748
  Accumulated other comprehensive earnings (loss)...........       2,373        (5,975)
  Less treasury stock, cancelled in 2000 and 12,036,102
     shares as of December 31, 1999, at cost................          --      (136,279)
                                                              ----------    ----------
                                                               1,106,737       432,494
                                                              ----------    ----------
                                                              $3,833,985    $1,042,546
                                                              ==========    ==========

                See Notes to Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         ----------    ----------    ----------
REVENUE:
  Title insurance premiums.............................  $1,946,159    $  939,452    $  910,278
  Escrow and other title related fees..................     459,121       206,570       215,254
  Real estate related services.........................     166,718        67,844        69,970
  Interest and investment income, including realized
     gains and losses..................................      87,191        32,045        44,502
  Other income.........................................      82,805       109,943        53,376
                                                         ----------    ----------    ----------
                                                          2,741,994     1,355,854     1,293,380
                                                         ----------    ----------    ----------
EXPENSES:
  Personnel costs......................................     845,349       407,078       394,284
  Other operating expenses.............................     626,308       332,296       258,866
  Agent commissions....................................     884,498       423,675       385,649
  Provision for claim losses...........................      97,322        52,713        59,294
  Interest expense.....................................      59,374        15,626        17,024
                                                         ----------    ----------    ----------
                                                          2,512,851     1,231,388     1,115,117
                                                         ----------    ----------    ----------
  Earnings before income taxes and amortization of cost
     in excess of net assets acquired..................     229,143       124,466       178,263
  Amortization of cost in excess of net assets
     acquired..........................................      35,003         6,638         3,129
                                                         ----------    ----------    ----------
  Earnings before income taxes.........................     194,140       117,828       175,134
  Income tax expense...................................      85,825        46,975        69,442
                                                         ----------    ----------    ----------
     Net earnings......................................  $  108,315    $   70,853    $  105,692
                                                         ==========    ==========    ==========
  Basic net earnings per share.........................  $     1.84    $     2.38    $     3.79
                                                         ==========    ==========    ==========
  Weighted average shares outstanding, basic basis.....      58,821        29,811        27,921
                                                         ==========    ==========    ==========
  Diluted net earnings per share.......................  $     1.78    $     2.27    $     3.23
                                                         ==========    ==========    ==========
  Weighted average shares outstanding, diluted basis...      60,937        31,336        33,474
                                                         ==========    ==========    ==========

                See Notes to Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Net earnings...............................................  $108,315    $ 70,853    $105,692
Other comprehensive earnings (loss):
  Unrealized gains (losses) on investments, net(1).........     8,644     (17,678)     (1,608)
  Reclassification adjustments for (gains) losses included
     in net earnings(2)....................................      (296)         46     (10,366)
                                                             --------    --------    --------
Other comprehensive earnings (loss)........................     8,348     (17,632)    (11,974)
                                                             --------    --------    --------
Comprehensive earnings.....................................  $116,663    $ 53,221    $ 93,718
                                                             ========    ========    ========

---------------
(1) Net of income tax expense (benefit) of $5.8 million, ($11.3) million and ($1.1) million for 2000, 1999 and 1998, respectively.

(2) Net of income tax expense (benefit) of $198, ($30) and $6.8 million for 2000, 1999 and 1998, respectively.

                See Notes to Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  ACCUMULATED
                                       COMMON STOCK     ADDITIONAL                   OTHER          TREASURY STOCK
                                     ----------------    PAID-IN     RETAINED    COMPREHENSIVE    -------------------
                                     SHARES    AMOUNT    CAPITAL     EARNINGS   EARNINGS (LOSS)   SHARES     AMOUNT
                                     -------   ------   ----------   --------   ---------------   -------   ---------
Balance, December 31, 1997.........   33,362    $ 3     $ 137,569    $167,222      $ 23,631         6,645   $ (54,375)
  Exercise of stock options,
    including associated tax
    benefit........................    1,583     --        22,868          --            --            --          --
  Other comprehensive loss --
    unrealized loss on investments
    and other financial
    instruments....................       --     --            --          --       (11,974)           --          --
  Acquisitions.....................      133     --         4,250          --            --            --          --
  Conversion of LYONs..............      462     --         9,201          --            --            --          --
  Cash dividends declared ($0.26
    per share).....................       --     --            --      (7,347)           --            --          --
  Net earnings.....................       --     --            --     105,692            --            --          --
                                     -------    ---     ---------    --------      --------       -------   ---------
Balance, December 31, 1998.........   35,540      3       173,888     265,567        11,657         6,645     (54,375)
                                     -------    ---     ---------    --------      --------       -------   ---------
  Purchase of treasury stock.......       --     --            --          --            --         5,391     (81,904)
  Exercise of stock options,
    including associated tax
    benefit........................      211     --         2,488          --            --            --          --
  Other comprehensive loss --
    unrealized loss on investments
    and other financial
    instruments....................       --     --            --          --       (17,632)           --          --
  Acquisitions.....................       --     --           297          --            --            --          --
  Redemption and conversion of
    LYONs..........................    3,473      1        70,286          --            --            --          --
  Cash dividends declared ($0.31
    per share).....................       --     --            --      (8,635)           --            --          --
  Net earnings.....................       --     --            --      70,853            --            --          --
                                     -------    ---     ---------    --------      --------       -------   ---------
Balance, December 31, 1999.........   39,224      4       246,959     327,785        (5,975)       12,036    (136,279)
  Purchase of treasury stock.......       --     --            --          --            --            39        (551)
  Exercise of stock options,
    including associated tax
    benefit........................    3,589     --        63,521          --            --            --          --
  Other comprehensive earnings --
    unrealized gain on investments
    and other financial
    instruments....................       --     --            --          --         8,348            --          --
  Acquisition of Chicago Title
    Corporation....................   38,761      4       521,490          --            --            --          --
  Retirement of treasury stock.....  (12,075)    (1)     (136,829)         --            --       (12,075)    136,830
  Cash dividends declared ($0.40
    per share).....................       --     --            --     (26,884)           --            --          --
  Net earnings.....................       --     --            --     108,315            --            --          --
                                     -------    ---     ---------    --------      --------       -------   ---------
Balance, December 31, 2000.........   69,499    $ 7     $ 695,141    $409,216      $  2,373            --   $      --
                                     =======    ===     =========    ========      ========       =======   =========

                See Notes to Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2000         1999         1998
                                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $ 108,315    $  70,853    $ 105,692
  Adjustment to reconcile net earnings to net cash provided
    by operating activities:
    Depreciation and amortization...........................     95,427       29,968       21,373
    Net increase (decrease) in reserve for claim losses.....     (3,225)      19,738       22,860
    Amortization of LYONs original issue discount and other
      debt issuance costs...................................      2,480          602        4,432
    Provision for losses (recovery) on real estate and notes
      receivable............................................      1,016         (154)         582
    (Gain) loss on sales of investments.....................      3,163        2,093      (19,679)
    (Gain) loss on sales of real estate and other assets....     (2,962)      (2,017)       2,489
  Changes in assets and liabilities, net of effects from
    acquisitions:
    Net increase in leases and residual interests in
      securitizations.......................................    (12,801)     (48,634)     (39,725)
    Tax benefit associated with the exercise of stock
      options...............................................     17,000           --       11,763
    Net increase in secured trust deposits..................    (16,577)          --           --
    Net (increase) decrease in trade receivables............    (10,775)      15,153      (22,486)
    Net increase in prepaid expenses and other assets.......    (38,556)     (15,604)     (17,703)
    Net increase (decrease) in accounts payable, accrued
      liabilities and minority interests....................     30,639       (5,831)      35,207
    Net decrease in income taxes............................    (12,081)     (16,303)     (21,280)
                                                              ---------    ---------    ---------
         Net cash provided by operating activities..........    161,063       49,864       83,525
                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for
    sale....................................................    340,029       87,685      172,991
  Proceeds from maturities of investment securities
    available for sale......................................     64,935      232,770        5,966
  Proceeds from sales of title plant........................         --        1,100           --
  Proceeds from sales of other assets.......................         --        2,168        6,848
  Proceeds from sales of real estate........................      6,170        1,380           --
  Collections of notes receivable...........................     11,833        5,213        9,372
  Additions to title plants.................................     (1,673)      (2,092)      (1,480)
  Additions to property and equipment.......................    (47,953)     (29,313)     (22,393)
  Additions to notes receivable.............................    (10,135)     (12,768)     (11,717)
  Purchases of investment securities available for sale.....   (282,164)    (375,069)    (251,753)
  Net (purchases) proceeds from short-term investment
    activities..............................................   (196,414)      34,895      (62,981)
  Investments in real estate and partnerships...............         --         (559)          --
  Sale of subsidiary, net of cash...........................         --        2,469           --
  Acquisition of businesses, net of cash acquired...........   (537,980)          --       (1,036)
                                                              ---------    ---------    ---------
         Net cash used in investing activities..............   (653,352)     (52,121)    (156,183)
                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings................................................    767,040      108,878       84,287
  Principal payments........................................   (205,861)     (22,936)     (28,877)
  Dividends paid............................................    (22,615)      (8,192)      (6,340)
  Exercise of stock options.................................     46,521        2,488       11,105
  Purchases of treasury stock...............................       (551)     (81,904)          --
                                                              ---------    ---------    ---------
         Net cash provided by (used in) financing
           activities.......................................    584,534       (1,666)      60,175
                                                              ---------    ---------    ---------
  Net increase (decrease) in cash and cash equivalents......     92,245       (3,923)     (12,483)
  Cash and cash equivalents at beginning of year............     38,569       42,492       54,975
                                                              ---------    ---------    ---------
  Cash and cash equivalents at end of year..................  $ 130,814    $  38,569    $  42,492
                                                              =========    =========    =========

                See Notes to Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following describes the significant accounting policies of Fidelity National Financial, Inc. and its subsidiaries (collectively, the "Company") which have been followed in preparing the accompanying Consolidated Financial Statements.

  Description of Business

     Fidelity National Financial, Inc., through its principal subsidiaries (collectively, the "Company"), is the largest title insurance and diversified real estate related services company in the United States. The Company's title insurance underwriters -- Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title -- together issue all of the Company's title insurance policies in 49 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands, and in Canada and Mexico.

     In addition, the Company provides a broad array of escrow and other title related services, as well as real estate related services, including: collection and trust activities, trustee's sales guarantees, recordings, reconveyances, property appraisal rights, credit reporting, exchange intermediary services in connection with real estate transactions, real estate tax services, home warranty insurance, foreclosure posting and publishing services, loan portfolio services, flood certification and field services.

     The Company's principal title subsidiaries consist of Fidelity National Title Insurance Company, Fidelity National Title Insurance Company of New York, Chicago Title Insurance Company, Chicago Title Insurance Company of Oregon, Ticor Title Insurance Company, Security Union Title Insurance Company and Alamo Title Insurance. The Company's principle underwritten title company subsidiaries consist of Fidelity National Title Company, Fidelity National Title Company of California and Chicago Title Company.

     The Company includes the accounts of its majority-owned information-services subsidiary, Micro General Corporation (NASDAQ: MGEN, "Micro General") in its consolidated results. As of December 31, 2000, the Company owns 65.7% of Micro General.

     The Company also originates, funds, purchases, sells, securitizes and services equipment leases for a broad range of businesses through its wholly-owned subsidiary, FNF Capital, Inc. ("FNF Capital").

  Principles of Consolidation and Basis of Presentation

     The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. The Company's investments in non-majority-owned partnerships and affiliates are accounted for on the equity method. The Company's financial results for the year ended December 31, 2000 include the operations of Chicago Title Corporation ("Chicago Title") for the period from March 20, 2000, the merger date, through December 31, 2000. See Note B.

     All dollars presented in the accompanying Consolidated Financial Statements are in thousands, except per share amounts and unless indicated otherwise.

  Cash and Cash Equivalents

     For purposes of reporting cash flows, highly liquid instruments purchased with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair value.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

  Investments

     Fixed maturity securities are purchased to support the investment strategies of the Company, which are developed based on many factors including rate of return, maturity, credit risk, tax considerations and regulatory requirements. Fixed maturity securities which may be sold prior to maturity to support the Company's investment strategies are carried at fair value and are classified as available for sale as of the balance sheet dates. Fair values for fixed maturity securities are principally a function of current interest rates and are based on quoted market prices. Included in fixed maturities are mortgage-backed securities, which are recorded at purchase cost. Discount or premium is recorded for the difference between the purchase price and the principal amount. The discount or premium is amortized using the interest method and is recorded as an adjustment to interest and investment income. The interest method results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. Changes in prepayment assumptions are accounted for prospectively.

     Equity securities are considered to be available for sale and carried at fair value as of the balance sheet dates. Fair values are based on quoted market prices.

     Other long-term investments, which consist of a limited partnership investment in an investment fund, as well as certain other debt instruments and equity investments, are carried at cost, market, or on the equity method, as appropriate.

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

  Direct Financing Leases

     The Company's leases are accounted for as direct financing leases. Under this method, the amount by which gross lease rentals exceed the cost of the related assets, less the estimated recoverable residual value at the expiration of the lease, is recognized as income from direct financing leases over the life of the lease using the interest method. Interest is accrued only if deemed collectible. Direct financing leases which the Company has both the intent and ability to hold to maturity are classified as held to maturity. Direct financing leases originated principally for the purpose of selling in the near term are classified as available for sale and are

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

stated at the lower of amortized cost or market as determined by outstanding commitments from investors or current investor-yield requirements calculated on an aggregate basis.

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

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

over the allocated cost of the lease receivables sold less transaction costs, equals the net gain on sale recorded by the Company.

     The Company allocates its basis in the lease receivables between the portion of the lease receivables sold and the portion retained based on the relative fair values of those portions on the date of the sale.

     Residuals are recorded at estimated fair value and accounted for as available for sale securities. Changes in the fair value of the Residuals are recorded as unrealized gains or losses, net of applicable deferred income taxes (benefits), and are excluded from earnings and credited or charged directly to a separate component of stockholders' equity. Included in accumulated other comprehensive earnings (loss) at December 31, 2000 and 1999 are net unrealized losses of $3.2 million and $914, respectively, related to Residuals. The Company is not aware of an active market for the purchase or sale of Residuals at this time. Accordingly, the Company estimates the fair value of the Residuals by calculating the present value of the estimated expected future excess cash flows received by the Company after being released by the Trust (cash out method) using a discount rate of approximately 12%, which management believes is commensurate with the risks involved.

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

     During 2000 and 1999, the Company sold equipment leases and loans in securitization transactions. In all those securitizations, the Company retained servicing responsibilities and subordinated interests. The Company receives annual servicing fees approximating $6.00 per serviced contract and rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

investors and the securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to investor's interests. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets.

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

  Cost in Excess of Net Assets Acquired and Other Intangible Assets

     Intangible assets include cost in excess of net assets acquired, capitalized software costs and capitalized debt offering costs, and are amortized on a straight-line basis over three to forty years. At December 31, 2000,

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

intangible assets consist of cost in excess of net assets acquired of $822.8 million less accumulated amortization of $52.7 million, capitalized software costs of $33.6 million less accumulated amortization of $17.0 million and capitalized debt offering costs of $13.5 million less accumulated amortization of $3.6 million. Intangible assets at December 31, 1999 consist of cost in excess of net assets acquired of $67.3 million less accumulated amortization of $13.7 million, capitalized software of $18.3 million less accumulated amortization of $10.0 million and capitalized debt offering costs of $2.1 million less accumulated amortization of $1.1 million.

     Impairment of intangible assets is monitored on a continual basis, and is assessed based on an analysis of the undiscounted cash flows generated by the underlying assets. In 2000, the Company recorded pre-tax impairment losses totaling $7.0 million, primarily relating to the write off of cost in excess of net assets acquired and capitalized software costs of non-title related businesses. These amounts are included as part of the $13.4 million after tax, non-recurring charges the Company recorded in the first quarter of 2000.

  Income Taxes

     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period enacted.

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

  Reinsurance

     In the ordinary course of business, the Company reinsures certain risks with other insurers for the purpose of limiting its maximum loss exposure and also assumes reinsurance for certain risks of other insurers for the purpose of earning additional revenue. The Company also cedes a portion of certain policy and other liabilities under agent fidelity, excess of loss and case-by-case reinsurance agreements. Reinsurance agreements provide that in the event of a loss (including costs, attorneys' fees and expenses) exceeding the retained amounts, the reinsurer is liable for the excess amount assumed. However, the ceding company remains primarily liable in

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

the event the reinsurer does not meet its contractual obligations. The Company has a $30.9 million reinsurance recoverable from Lloyds of London on claim loss expense recoverables as of December 31, 2000.

  Title Premiums, Escrow and Other Title Related Fees, Real Estate Related Services and Other Income

     Title insurance premiums and escrow and other title related fees are recognized as revenue at the time of closing of the related transaction as the earnings process is considered complete. Real estate related services and other income are recognized over the period the related services are provided.

     Other income represents revenue generated from the operations of Micro General, FNF Capital and Express Network, Inc. ("ENI"), which was sold in the second quarter of 2000.

  Share and Per Share Restatement

     On December 13, 1998, the Company declared a 10% stock dividend to stockholders of record on December 28, 1998, distributed January 12, 1999. The par value of the additional shares of common stock issued in connection with the stock dividend was credited to common stock and a like amount charged to retained earnings as of December 31, 1998. Fractional shares were paid in cash.

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

     The following table presents the computation of basic and diluted earnings per share::

                                                             YEAR ENDED DECEMBER 31,
                                                      -------------------------------------
                                                         2000         1999          1998
                                                      ----------    ---------    ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings, basic basis...........................   $108,315      $70,853      $105,692
Plus: Impact of assumed conversion of the LYONS, net
      of applicable income taxes....................         --          263         2,463
                                                       --------      -------      --------
Diluted earnings....................................   $108,315      $71,116      $108,155
                                                       ========      =======      ========
Weighted average shares outstanding during the year,
  basic basis.......................................     58,821       29,811        27,921
Plus: Common stock equivalent shares assumed from
      conversion of options.........................      2,116        1,172         1,859
     Common stock equivalent shares assumed from
     conversion of LYONS............................         --          353         3,694
                                                       --------      -------      --------
Weighted average shares outstanding during the year,
  diluted basis.....................................     60,937       31,336        33,474
                                                       ========      =======      ========
Basic earnings per share............................   $   1.84      $  2.38      $   3.79
                                                       ========      =======      ========
Diluted earnings per share..........................   $   1.78      $  2.27      $   3.23
                                                       ========      =======      ========

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

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

  Certain Reclassifications

     Certain reclassifications have been made in the 1999 and 1998 Consolidated Financial Statements to conform to the classifications used in 2000.

B. ACQUISITIONS

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

     In connection with the merger, the Company entered into a syndicated credit agreement. See Note G. Amounts borrowed under the credit agreement were used to finance the cash portion of the merger consideration, to refinance previously existing indebtedness, to pay fees and expenses incurred in connection with the merger and to fund other general corporate purposes.

     The assets acquired, including cost in excess of net assets acquired, which is amortized over a period of 20 years, and liabilities assumed in the Chicago Title merger were as follows (dollars in thousands):

Tangible assets acquired at fair value......................  $ 1,779,653
Cost in excess of net assets acquired.......................      755,551
Liabilities assumed at fair value...........................   (1,428,744)
                                                              -----------
          Total purchase price..............................  $ 1,106,460
                                                              ===========

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

     Selected unaudited pro forma combined results of operations for the years ended December 31, 2000 and 1999, assuming the merger had occurred as of January 1, 2000 and January 1, 1999, and using actual general and administrative expenses prior to the merger, are set forth below:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                                   (IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
Total revenue...............................................  $3,074,254    $3,382,331
Net earnings before merger-related expenses and
  non-recurring charges.....................................  $  119,078    $  128,931
Net earnings................................................  $   85,290    $  124,199
Basic net earnings per share before merger-related expenses
  and non-recurring charges.................................  $     1.77    $     1.88
Diluted net earnings per share before merger-related
  expenses and non-recurring charges........................  $     1.72    $     1.83
Basic net earnings per share................................  $     1.27    $     1.81
Diluted net earnings per share..............................  $     1.23    $     1.76

C. INVESTMENTS

     The carrying amounts and fair values of the Company's fixed maturity securities at December 31, 2000 and 1999 are as follows:

                                                                DECEMBER 31, 2000
                                          --------------------------------------------------------------
                                                                      GROSS        GROSS
                                           CARRYING    AMORTIZED    UNREALIZED   UNREALIZED
                                            VALUE         COST        GAINS        LOSSES     FAIR VALUE
                                          ----------   ----------   ----------   ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Fixed maturity investments (available
  for sale):
  U.S. government and agencies..........  $  230,992   $  226,000    $ 5,425      $  (433)    $  230,992
  States and political subdivisions.....     501,625      492,584      9,200         (159)       501,625
  Corporate securities..................     250,634      247,980      5,824       (3,170)       250,634
  Foreign government bonds..............       3,150        3,085         65           --          3,150
  Mortgage-backed securities............     202,280      196,662      5,963         (345)       202,280
                                          ----------   ----------    -------      -------     ----------
                                          $1,188,681   $1,166,311    $26,477      $(4,107)    $1,188,681
                                          ==========   ==========    =======      =======     ==========

                                                                DECEMBER 31, 1999
                                          --------------------------------------------------------------
                                                                      GROSS        GROSS
                                           CARRYING    AMORTIZED    UNREALIZED   UNREALIZED
                                            VALUE         COST        GAINS        LOSSES     FAIR VALUE
                                          ----------   ----------   ----------   ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Fixed maturity investments (available
  for sale):
  U.S. government and agencies..........  $   46,063   $   48,049    $     4      $(1,990)    $   46,063
  States and political subdivisions.....     203,571      205,929        462       (2,820)       203,571
  Corporate securities..................      93,486       95,781        124       (2,419)        93,486
  Foreign government bonds..............          75           75         --           --             75
  Mortgage-backed securities............       3,856        3,991         39         (174)         3,856
                                          ----------   ----------    -------      -------     ----------
                                          $  347,051   $  353,825    $   629      $(7,403)    $  347,051
                                          ==========   ==========    =======      =======     ==========

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

     The change in unrealized gains (losses) on fixed maturities for the years ended December 31, 2000, 1999, and 1998 was $29.1 million, ($13.9) million and $3.2 million, respectively.

     Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

     The following table presents certain information regarding the Company's fixed maturity securities at December 31, 2000:

                                                         DECEMBER 31, 2000
                                          ------------------------------------------------
                                          AMORTIZED        %           FAIR          %
                MATURITY                     COST       OF TOTAL      VALUE       OF TOTAL
                --------                  ----------    --------    ----------    --------
                                                       (DOLLARS IN THOUSANDS)
One year or less........................  $  102,891       8.8%     $  102,988       8.7%
After one year through five years.......     545,397      46.8         551,720      46.4
After five years through ten years......     247,638      21.2         254,617      21.4
After ten years.........................      73,723       6.3          77,076       6.5
                                          ----------                ----------
                                             969,649                   986,401
Mortgage-backed securities..............     196,662      16.9         202,280      17.0
                                          ----------     -----      ----------     -----
                                          $1,166,311     100.0%     $1,188,681     100.0%
                                          ==========     =====      ==========     =====
  Subject to call.......................  $   81,421       7.0%     $   81,762       6.9%
                                          ==========     =====      ==========     =====

     Fixed maturity securities valued at approximately $34.3 million and $16.3 million were on deposit with various governmental authorities at December 31, 2000 and 1999, respectively, as required by law.

     Equity securities at December 31, 2000 and 1999 consist of investments in various industry groups as follows:

                                                            DECEMBER 31,
                                              ----------------------------------------
                                                     2000                  1999
                                              ------------------    ------------------
                                                          FAIR                  FAIR
                                               COST       VALUE      COST       VALUE
                                              -------    -------    -------    -------
                                                       (DOLLARS IN THOUSANDS)
Banks, trust and insurance companies........  $ 1,726    $ 2,037    $ 1,559    $ 1,628
Industrial, miscellaneous and all other.....   51,224     37,922     38,180     37,253
                                              -------    -------    -------    -------
                                              $52,950    $39,959    $39,739    $38,881
                                              =======    =======    =======    =======

     The carrying value of the Company's investment in equity securities is fair value. As of December 31, 2000, gross unrealized gains and gross unrealized losses on equity securities were $4.0 million and $17.0 million, respectively. Gross unrealized gains and gross unrealized losses on equity securities were $8.4 million and $9.2 million, respectively, as of December 31, 1999.

     The change in unrealized gains (losses) on equity securities for the years ended December 31, 2000, 1999 and 1998 was ($12.2) million, ($13.3) million and ($23.4) million, respectively.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

     Interest and investment income, including realized gains (losses), consists of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Cash and cash equivalents.............................  $ 4,194    $ 1,681    $ 2,798
Fixed maturity securities.............................   59,520     15,692     13,014
Equity securities.....................................    4,180      3,516     25,225
Short-term investments................................   15,203      3,219      1,483
Notes receivable......................................    4,822      3,569      1,913
Other.................................................     (728)     4,368         69
                                                        -------    -------    -------
                                                        $87,191    $32,045    $44,502
                                                        =======    =======    =======

     Net realized gains (losses) included in interest and investment income amounted to ($201), ($76) and $17.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. There were no individually significant net realized gains or losses in 2000 or 1999. Net realized gains in 1998 include a gain of approximately $9.7 million related to the conversion of the Company's investment in Data Tree Corporation common stock to common stock of First American Corporation. All amounts are before applicable income taxes.

     During the years ended December 31, 2000, 1999 and 1998, gross realized gains on sales of fixed maturity securities considered available for sale were $1.7 million, $384 and $700, respectively; and gross realized losses were $586, $277 and $268, respectively. Gross proceeds from the sale of fixed maturity securities considered available for sale amounted to $289.6 million, $38.2 million and $64.4 million during the years ended December 31, 2000, 1999 and 1998, respectively.

     During the years ended December 31, 2000, 1999 and 1998, gross realized gains on sales of equity securities considered available for sale were $8.9 million, $6.3 million and $32.6 million, respectively; and gross realized losses were $9.4 million, $7.2 million and $11.0 million, respectively. Gross proceeds from the sale of equity securities amounted to $50.4 million, $49.5 million and $108.6 million during the years ended December 31, 2000, 1999 and 1998, respectively.

D. LEASES AND RESIDUAL INTERESTS IN SECURITIZATIONS

  Direct Financing Leases

     Direct financing leases at December 31, 2000 and 1999 consist of the following:

                                                                  DECEMBER 31, 2000
                                                         ------------------------------------
                                                                             DIRECT FINANCING
                                                         DIRECT FINANCING    LEASES ASSIGNED
                                                              LEASES            TO LENDER
                                                         ----------------    ----------------
                                                                (DOLLARS IN THOUSANDS)
Minimum lease payments receivable......................      $55,521             $102,628
Estimated residual values of leased property...........        2,455                2,542
Lease acquisition costs and broker commissions.........        1,714                5,310
Unearned income........................................       (9,801)             (26,702)
Allowance for credit losses............................       (3,389)              (3,514)
Security deposits......................................       (2,485)              (2,025)
                                                             -------             --------
                                                             $44,015             $ 78,239
                                                             =======             ========

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

                                                                  DECEMBER 31, 1999
                                                         ------------------------------------
                                                                             DIRECT FINANCING
                                                         DIRECT FINANCING    LEASES ASSIGNED
                                                              LEASES            TO LENDER
                                                         ----------------    ----------------
                                                                (DOLLARS IN THOUSANDS)
Minimum lease payments receivable......................      $123,733            $  2,527
Estimated residual values of leased property...........         5,179                 395
Lease acquisition costs and broker commissions.........         3,221                  11
Unearned income........................................       (25,876)               (232)
Allowance for credit losses............................       (13,841)               (120)
Security deposits......................................          (321)                (42)
                                                             --------            --------
                                                             $ 92,095            $  2,539
                                                             ========            ========

     Scheduled collections of minimum lease payments receivable are as follows:

                                                                             DIRECT FINANCING
                                                         DIRECT FINANCING    LEASES ASSIGNED
                                                              LEASES            TO LENDER
                                                         ----------------    ----------------
                                                                (DOLLARS IN THOUSANDS)
2001...................................................      $ 17,554            $ 27,474
2002...................................................        14,479              26,669
2003...................................................        11,736              22,255
2004...................................................         7,764              17,103
2005...................................................         3,791               8,301
Thereafter.............................................           197                 826
                                                             --------            --------
                                                             $ 55,521            $102,628
                                                             ========            ========

     At December 31, 2000, the weighted average implicit rate of interest is approximately 12.5%.

     The carrying value of the direct financing leases at December 31, 2000 and 1999 approximates fair value because of the short-term period that these leases are held before sale or securitization or, in certain cases, because the interest rate approximates current market rates. The fair value of the direct financing leases assigned to lender at December 31, 2000 and 1999 approximated the carrying value because the interest rate on the related Class A Lease-Backed Term Notes approximates current market rates.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

  Lease Securitization and Residual Interests in Securitizations

     The Company has completed eight securitization facilities that provide for aggregate funding limits of approximately $646.0 million and $546.0 million as of December 31, 2000 and 1999, respectively. Three of the securitization facilities, GF Funding IV, GF Funding V and GF Funding VII, are revolving facilities. GF Funding I and VI and FNF Funding IX are accounted for as collateralized borrowings. GF Funding I matured during 2000, GF Funding VI was redeemed during 2000 and GF Funding VII was closed during 2000. See Note G.

     The following table presents certain information related to the Company's securitization facilities at December 31, 2000 and 1999:

                                                             DECEMBER 31,
                             ----------------------------------------------------------------------------
                                             2000                                    1999
                             ------------------------------------    ------------------------------------
                                                           NET                                     NET
                             AVAILABLE    OUTSTANDING    RESIDUAL    AVAILABLE    OUTSTANDING    RESIDUAL
                              CREDIT        BALANCE      INTEREST     CREDIT        BALANCE      INTEREST
                             ---------    -----------    --------    ---------    -----------    --------
                                                        (DOLLARS IN THOUSANDS)
GF Funding II..............   $    --      $  8,556      $ 4,774       $ --        $ 22,359      $ 6,239
GF Funding III.............        --         3,616        1,733         --           9,150        2,060
GF Funding IV..............        --        57,384       12,251         --          97,033       22,330
GF Funding V...............        --        21,558        3,586         --          38,703        6,065
GF Funding VIII............        --        61,626        6,454        574          87,144       10,813
FNF Funding IX.............    34,826        65,378           --         --              --           --
                              -------      --------      -------       ----        --------      -------
                              $34,826      $218,118      $28,798       $574        $254,389      $47,507
                              =======      ========      =======       ====        ========      =======

E. NOTES RECEIVABLE

     Notes receivable consist of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Mortgage notes, secured by various deeds of trust,
  installments due monthly including interest at rates
  ranging from 8.0% to 12.5%, due through 2026..............   $   858      $   975
Promissory notes, secured by various assets and unsecured,
  installments due monthly including interest at rates
  ranging from 7.5% to 13.0%, due through 2011..............     8,173        8,126
Officer and employee secured and unsecured notes receivable
  at rates ranging from 7.0% to 11.5%, due through 2004.....     3,572        3,806
Loan Plan and Loan Program, unsecured notes receivable at
  5.0% due through 2005.....................................     6,651        7,151
                                                               -------      -------
                                                                19,254       20,058
Allowance for doubtful receivables..........................    (2,873)      (1,754)
                                                               -------      -------
                                                               $16,381      $18,304
                                                               =======      =======

     The allowance for doubtful receivables is primarily related to certain promissory notes at December 31, 2000 and 1999. Interest income is not recognized on the Company's non-performing notes receivable. There were no non-performing notes receivable at December 31, 2000 or 1999.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

     On March 17, 1999, the Company's Board of Directors approved the adoption of the Fidelity National Financial, Inc. Employee Stock Purchase Loan Plan ("Loan Plan") and the Non-Employee Director Stock Purchase Loan Program ("Loan Program"). The purpose of the Loan Plan and Loan Program is to provide key employees and directors with further incentive to maximize stockholder value. The Company offered an aggregate of $8.7 million in loans. Loan Plan and Loan Program funds must be used to make private or open market purchases of Company common stock through a broker-dealer designated by the Company. All loans are full recourse and unsecured, and have a five-year term. Interest accrues on the loans at a rate of 5.0% per annum, due at maturity. These loans may be prepaid any time without penalty. As of December 31, 1999, loans had been made in the amount of $7.2 million to purchase 484,000 shares of Company common stock at an average purchase price of $15.41 per share. There have been no significant purchases since December 31, 1999. As of December 31, 2000 $6.7 million of loans under these programs were outstanding.

     The carrying value and estimated fair values of the Company's notes receivable were as follows at December 31, 2000 and 1999:

                                                             DECEMBER 31,
                                              ------------------------------------------
                                                     2000                   1999
                                              -------------------    -------------------
                                              CARRYING     FAIR      CARRYING     FAIR
                                               VALUE       VALUE      VALUE       VALUE
                                              --------    -------    --------    -------
                                                        (DOLLARS IN THOUSANDS)
Mortgage notes..............................  $   808     $   808    $   920     $   920
Other promissory notes......................    6,162       6,162      7,126       7,126
Affiliated notes............................    2,760       2,760      3,107       3,107
Loan Plan and Loan Program..................    6,651       6,651      7,151       7,151
                                              -------     -------    -------     -------
                                              $16,381     $16,381    $18,304     $18,304
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

F. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Land........................................................  $  19,209    $   1,724
Buildings...................................................     24,499        3,921
Leasehold improvements......................................     48,252       18,141
Furniture, fixtures and equipment...........................    214,909      142,717
                                                              ---------    ---------
                                                                306,869      166,503
Accumulated depreciation and amortization...................   (134,031)    (111,050)
                                                              ---------    ---------
                                                              $ 172,838    $  55,453
                                                              =========    =========

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

G. NOTES PAYABLE

     Notes payable, excluding Lease-Backed notes payable, consist of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Syndicated credit agreement, unsecured, interest due
  quarterly at LIBOR plus 1.125% (7.765% at December 31,
  2000), unused portion of $100,500 at December 31, 2000....   $662,000     $     --
Receivable conduit facility, secured by security interests
  in certain leases and underlying equipment, interest due
  monthly at LIBOR plus .80% (6.38% at December 31, 2000),
  due November 2001, unused portion of $34,826 at December
  31, 2000..................................................     65,174           --
Bank promissory notes, secured by equipment, principal and
  interest due monthly with various interest rates and
  maturities................................................     23,646       36,672
Bank line of credit, secured by equipment, interest due
  monthly at LIBOR plus 1.40% (8.06% at December 31, 2000),
  unused portion of $3,739 and $8,638 at December 31, 2000
  and 1999, due July 2001...................................     16,261        1,362
Bank promissory notes, secured by security interests in
  certain leases and underlying equipment, interest due
  monthly at various fixed rates (8.39% - 10.25% at December
  31, 2000), due at various maturities......................     11,869           --
Bank revolving credit facility, secured by common stock of
  certain subsidiaries, interest due monthly at LIBOR plus
  1.15%, unused portion of $25,500 at December 31, 1999, due
  July 2001, repaid and terminated March 2000...............         --      124,500
Bank revolving credit facility, unsecured, interest due
  monthly at LIBOR plus 1.15%, no unused portion at December
  31, 1999, due September 2000, repaid and terminated March
  2000......................................................         --       25,000
Bank revolving line of credit, warehouse line, secured by
  security interests in certain leases and underlying
  equipment, interest due monthly at LIBOR plus 1.75%,
  unused portion of $21,929 at December 31, 1999, due
  November 2000, repaid and terminated November 2000........         --       28,071
Other promissory notes with various interest rates and
  maturities................................................     12,480        2,812
                                                               --------     --------
                                                               $791,430     $218,417
                                                               ========     ========

     The carrying value of the Company's notes payable, excluding Lease-Backed notes payable approximated estimated fair values, at December 31, 2000 and 1999. The fair value of the Company's fixed rate and variable rate notes payable is estimated using discounted cash flow analyses based on current market interest rates and comparison of interest rates being paid to the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     Also included in notes payable in the Consolidated Balance Sheets as of December 31, 1999 were $2.1 million of Class A Lease-Backed Term Note due 2001. See Note D. The GFI Class A Lease-Backed Note bears interest at 6.33% and was paid in full in July 2000. The carrying value of the GFI Class A Lease-Backed term note approximates fair value at December 31, 1999 since the interest rate paid on the GFI Class A Lease-Backed Note approximates market rates.

     Notes payable in the Consolidated Balance Sheet as of December 31, 1999 also included $3.0 million of GFVI Class A Certificates and the $2.8 million Class B Certificates. See Note D. The Class A and Class B Certificates bear interest at 6.20%, and were paid in full in July 2000. The carrying value of the Class A and

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

Class B Certificates approximates fair value at December 31, 1999 since the interest rate paid on the Class A and Class B Certificates approximates market rates.

     In connection with the Chicago Title merger, the Company entered into a syndicated credit agreement. The credit agreement provides for three distinct credit facilities:

     - $100.0 million, 18 month revolving credit facility due September 30, 2001;

     - $250.0 million, 6 year revolving credit facility due March 19, 2006; and

     - $450.0 million term loan facility with a 6 year amortization period, due March 19, 2006.

     The credit agreement bears interest at a variable rate of interest based on the debt ratings assigned to the Company by certain independent agencies, and is unsecured. The current interest rate is LIBOR plus 1.125%. Amounts borrowed under the credit agreement were used to pay the cash portion of the merger consideration, to refinance previously existing indebtedness, to pay fees and expenses incurred in connection with the merger and to fund other general corporate purposes.

     The credit agreement and other debt facilities impose certain affirmative and negative covenants on the Company relating to current debt ratings, certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions and restricted payments, and certain dividend restrictions. The Company is in compliance with all of its debt covenants as of December 31, 2000.

     Subsequent to December 31, 2000, the Company issued 8,050,000 shares of its common stock at a public offering price of $33.50 per share. Proceeds from this offering, net of underwriting discounts and commissions and other related expenses, were $256.2 million. Net proceeds of $100.0 million were used to repay in full and terminate the $100.0 million, 18 month revolving credit facility and net proceeds of $149.5 million were used to pay down in full the $250.0 million, 6 year revolving credit facility. The remainder of the cash proceeds are available for general corporate purposes.

     In February 1994, the Company issued zero coupon, convertible subordinated Liquid Yield Option Notes ("LYONs") due February 2009 at an interest rate of 5.5% with a principal amount at maturity of $235.8 million. Net proceeds to the Company were approximately $101.0 million. The proceeds were used for investment and general corporate purposes. The amount of LYONs outstanding on December 31, 1998 was $124.1 million. On February 15, 1999, the Company redeemed, pursuant to the terms of the LYONs indenture, its outstanding Liquid Yield Option Notes due 2009 for $581.25 per $1,000 maturity value. Additionally, the LYONs holders had the right to convert the outstanding LYONs to 28.077 shares of Company common stock per $1,000 maturity value of LYONs at any time. As of February 15, 1999, $123.7 million maturity value of LYONs had converted to 3,473,000 shares of common stock, adding approximately $70.0 million to equity while reducing outstanding notes payable by a like amount. The remaining $432 of maturity value was redeemed for cash of approximately $251.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

     Principal maturities, excluding the $249.5 million of syndicated credit agreement borrowings repaid subsequent to December 31, 2000, are as follows (dollars in thousands):

2001......................................................  $165,804
2002......................................................    79,599
2003......................................................    84,462
2004......................................................    89,331
2005......................................................    97,734
Thereafter................................................    25,000
                                                            --------
                                                            $541,930
                                                            ========

H. INCOME TAXES

     Income tax expense consists of the following:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                        2000       1999        1998
                                                       -------    -------    --------
                                                           (DOLLARS IN THOUSANDS)
Current..............................................  $57,888    $49,383    $ 82,267
Deferred.............................................   27,937     (2,408)    (12,825)
                                                       -------    -------    --------
                                                       $85,825    $46,975    $ 69,442
                                                       =======    =======    ========

     The effective income tax rate differs from the statutory income tax rate as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Statutory income tax rate...................................  35.0%    35.0%    35.0%
Tax exempt interest income..................................  (3.8)    (2.9)    (1.6)
Amortization of cost in excess of net assets acquired.......   7.0      2.1      0.6
Non-deductible expenses.....................................   2.0      1.8      1.1
State taxes, net of Federal deduction.......................   2.8      2.8      3.6
Other.......................................................   1.2      1.1      1.0
                                                              ----     ----     ----
                                                              44.2%    39.9%    39.7%
                                                              ====     ====     ====

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

     The deferred tax assets and liabilities at December 31, 2000 and 1999 consist of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Deferred Tax Assets:
  Provision for claim losses in excess of statutory
     amounts................................................  $116,998     $ 65,888
  Employee benefit accruals.................................    48,030       11,314
  Excess book over tax provision for bad debts..............     1,939        3,560
  Accrued liabilities.......................................     6,753        9,738
  Deferred state income taxes...............................     3,072        2,450
  Investment securities.....................................    10,768        3,157
  Other assets..............................................    30,723          823
  Net operating loss carryovers.............................     2,707        5,324
  Lease accounting..........................................        --          116
  Accelerated depreciation..................................        --          415
                                                              --------     --------
                                                               220,990      102,785
  Less: Valuation allowance.................................     4,817        4,817
                                                              --------     --------
          Total deferred tax assets.........................   216,173       97,968
Deferred Tax Liabilities:
  Statutory unearned premium reserve........................    52,593       54,321
  Section 338 (h)(10) gain deferral.........................     1,246        1,246
  Lease accounting..........................................     6,085           --
  Other liabilities.........................................    35,536        8,251
  Other.....................................................     1,734        2,571
                                                              --------     --------
          Total deferred tax liabilities....................    97,194       66,389
                                                              --------     --------
     Net deferred tax asset.................................  $118,979     $ 31,579
                                                              ========     ========

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

     The Company's 1995 and 1996 federal income tax returns are currently under examination by the Internal Revenue Service. Based on information currently available, management does not believe the outcome of these examinations will have a material impact on the Company.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

I. SUMMARY OF RESERVE FOR CLAIM LOSSES

     A summary of the reserve for claim losses follows:

                                                       YEAR ENDED DECEMBER 31,
                                                 ------------------------------------
                                                   2000          1999          1998
                                                 --------      --------      --------
                                                        (DOLLARS IN THOUSANDS)
Beginning balance..............................  $239,962      $224,534      $201,674
  Reserves assumed.............................   669,837(1)         --            --
  Reserves transferred.........................        --        (4,310)(2)        --
  Claim loss provision related to:
     Current year..............................   108,985        57,321        59,294
     Prior years...............................   (11,663)       (4,608)           --
                                                 --------      --------      --------
          Total claim loss provision...........    97,322        52,713        59,294
  Claims paid, net of recoupments related to:
     Current year..............................    (6,479)       (1,229)       (1,045)
     Prior years...............................   (93,160)      (31,746)      (35,389)
                                                 --------      --------      --------
          Total claims paid, net of
            recoupments........................   (99,639)      (32,975)      (36,434)
                                                 --------      --------      --------
Ending balance.................................  $907,482      $239,962      $224,534
                                                 ========      ========      ========
Provision for claim losses as a percentage of
  title insurance premiums.....................       5.0%          5.6%          6.5%
                                                 ========      ========      ========

---------------
(1) In connection with the Chicago Title merger on March 20, 2000, the Company assumed Chicago Title's then outstanding reserve for claim losses.

(2) On March 18, 1998, the Company announced that it had entered into an agreement to sell National Title Insurance of New York Inc. ("National") to American Title Company, a wholly-owned subsidiary of American National Financial, Inc. ("ANFI"), for $3.25 million, subject to regulatory approval and certain other conditions. The purchase price was structured at a premium to book value. As of December 31, 2000, the Company holds a 28.3% interest in ANFI. National was acquired in April 1996, as part of the Nations Title Inc. acquisition, and has not been actively underwriting policies since that time. This transaction received regulatory approval on May 27, 1999 and closed on June 10, 1999. The Company recognized a gain of approximately $1.2 million prior to applicable income taxes, in connection with the sale of National. This gain has been reflected in the Consolidated Statement of Earnings for the year ended December 31, 1999.

     The favorable development on prior years loss reserves during 2000 and 1999 was attributable to lower than expected payment levels on recent issue years which included a high proportion of refinance business.

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

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

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

     The Company has been named as a defendant in five class action lawsuits alleging irregularities and violations of title and escrow practices. One of these suits was filed by the Attorney General of the State of California on behalf of the California Controller and the California Department of Insurance against the entire title and escrow industry in California. The other four were filed by private law firms in State and Federal courts in San Francisco and in Los Angeles. In February 2000 the Company reached a settlement of the lawsuit filed by the California Department of Insurance. The settlement does not call for any fine or penalty to be paid by the Company. Two of the other lawsuits brought by private firms have been dismissed. The Company is vigorously defending the remaining lawsuits. The Company does not believe that the resolution of these lawsuits will have a material impact on the Company.

     In conducting its operations, the Company routinely holds customers' assets in trust, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. The Company has a contingent liability relating to proper disposition of these balances for its customers which amounted to $2.9 billion at December 31, 2000.

     The Company leases certain of its premises and equipment under leases which expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years.

     Future minimum operating lease payments are as follows (dollars in thousands):

2001......................................................  $ 76,712
2002......................................................    64,255
2003......................................................    49,481
2004......................................................    32,754
2005......................................................    23,384
Thereafter................................................    39,529
                                                            --------
          Total future minimum operating lease payments...  $286,115
                                                            ========

     Rent expense incurred under operating leases during the years ended December 31, 2000, 1999 and 1998 was $86.5 million, $36.2 million and $32.6 million, respectively. Included in rent expense for 2000, 1999 and 1998 is $0, $88 and $485, respectively, paid to related parties.

K. REGULATION AND STOCKHOLDERS' EQUITY

     Title insurance companies, including underwriters, underwritten title companies and independent agents, are subject to extensive regulation under applicable state laws. Each insurance underwriter is usually subject to a holding company act in its state of domicile which regulates, among other matters, the ability to pay dividends and investment policies. The laws of most states in which the Company transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

business, regulating trade practices, licensing agents, approving policy forms, accounting principles, financial practices, establishing reserve and capital and surplus as regards policyholders ("capital and surplus") requirements, defining suitable investments for reserves and capital and surplus and approving rate schedules. In 1998, the National Association of Insurance Commissioners approved codified accounting practices that changed the definition of what constitutes prescribed statutory accounting practices and will result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements commencing in 2001. The Company has evaluated the impact of these rules and believes that the rules do not have a material effect on the statutory capital and surplus of its insurance subsidiaries.

     Pursuant to statutory accounting requirements of the various states in which the Company's title insurance subsidiaries are licensed, they must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined on a quarterly basis by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten or the age and dollar amount of statutory premiums written. As of December 31, 2000, the combined statutory unearned premium reserve required and reported for the Company's title insurance subsidiaries was $698.7 million.

     The insurance commissioners of their respective states of domicile regulate the Company's title insurance subsidiaries. Regulatory examinations usually occur at three-year intervals, and certain of these examinations are currently ongoing. The Auditor Division of the Controller of the State of California is currently conducting an examination of the funds due the State of California under various escheatment regulations for the years ended on and prior to December 31, 1998. The Company has received a preliminary copy of the report and is continuing discussions with the Auditor Division of the Controller of the State of California to quantify amounts due, if any. Management does not believe that the examinations performed by the insurance regulators or the Auditor Division of the Controller of the State of California will have a material impact on the Company's financial position, results of operations, or combined capital and surplus.

     The Company's title insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. During 2001, the Company's title insurance subsidiaries could pay dividends or make other distributions to the Company of $107.5 million.

     The combined statutory capital and surplus of the Company's title insurance subsidiaries was $463.1 million, $163.5 million and $164.3 million as of December 31, 2000, 1999 and 1998, respectively. The combined statutory earnings of the Company's title insurance subsidiaries were $88.9 million, $43.6 million and $37.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     As a condition to continued authority to underwrite policies in the states in which the Company's title insurance subsidiaries conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, the Company's escrow and trust business is subject to regulation by various state banking authorities.

     Pursuant to statutory requirements of the various states in which the Company's title insurance subsidiaries are domiciled, they must maintain certain levels of minimum capital and surplus. Each of the Company's title underwriters has complied with the minimum statutory requirements as of December 31, 2000.

     The Company's underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth of $7.5 million, $2.5 million and $3.0 million is required for Fidelity National Title Company, Fidelity National

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

Title Company of California and Chicago Title Company, respectively. The Company is in compliance with all of its respective minimum net worth requirements at December 31, 2000.

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

     In January 2000 the Company purchased another 39,200 shares of its common stock at an average purchase price of $14.04 per share totaling $551. In March 2000, the Company retired all of its 12.1 million shares held as treasury stock totaling $136.8 million.

     Subsequent to December 31, 2000, the Company issued 8,050,000 shares of its common stock at a public offering price of $33.50 per share. Proceeds from this offering, net of underwriting discounts and commissions and other related expenses, were $256.2 million. Net proceeds were primarily used to pay down existing indebtedness. See Note G.

L. EMPLOYEE BENEFIT PLANS

  Stock Purchase Plan

     In 1987, stockholders approved the adoption of an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, shares of the Company's common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 5% and 15% of their base salary and certain commissions. The Company contributes varying amounts as specified in the ESPP. During the years ended December 31, 2000, 1999 and 1998, 593,997, 631,596 and 282,216 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $18.16, $16.77 and $29.42 per share, respectively. The Company contributed $4.0 million or the equivalent of 219,326 shares for the year ended December 31, 2000; $3.3 million or the equivalent of 193,923 shares for the year ended December 31, 1999 and $2.0 million or the equivalent of 67,407 shares for the year ended December 31, 1998 in accordance with the employer's matching contribution.

  401(k) Profit Savings Plan

     The Company offers the Fidelity National Financial, Inc. 401(k) Profit Sharing Plan ("401(k) Plan"), a qualified voluntary contributory savings plan, available to substantially all Fidelity employees. Eligible employees may contribute up to 15% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. Beginning in April 2000, the Company began matching 50% of each dollar of employee contribution up to six percent of the employee's total compensation. The Company's cost for the 401(k) Plan for the year ended December 31, 2000 was $5.0 million.

     In connection with the Chicago Title merger, the Company assumed Chicago Title's contributory defined contribution savings and profit sharing plan for eligible Chicago Title employees. Eligible employees may contribute up to 13% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company will match employee contributions from a minimum of $0.25 up to a maximum

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

of $1.50 for each dollar of employee contribution up to six percent of the employee's base salary, subject to the Company's return on equity for the year. The Company's cost for this plan was $8.2 million for the period from April 1, 2000 to December 31, 2000. Effective January 1, 2001, this plan was merged with and into the 401(k) Plan.

  Stock Option Plans

     The Company's 1987 Stock Option Plan ("1987 Option Plan") expired in December 1997. Options generally had a term of five to 11 years from date of grant, became exercisable at the discretion of the Board of Directors and were priced at not less than the fair market value on the date of grant. A total of 1,811,824 shares were available for grants of options under this plan.

     In 1992, stockholders approved the adoption of the 1991 Stock Option Plan ("1991 Option Plan"). The number of shares reserved for issuance under the 1991 Option Plan and subsequent amendments is 4,148,776 shares of common stock, which may be newly issued or treasury shares. The per share option price is determined at the date of grant. The option price may be less than the fair market value of the common stock at the date of grant to reflect the application of the optionee's deferred bonus, if applicable. Options granted under the 1991 Option Plan shall be exercisable in such installments and for such periods as may be fixed at the time of grant, but in no event shall any stock options extend for a period in excess of 12 years from the date of grant. This plan allows for exercise prices with a fixed discount from the quoted market price.

     In 1998, options were granted at an exercise price of $19.72 to key employees of the Company who applied deferred bonuses expensed in 1997 amounting to $1.8 million to the exercise price. The exercise price of these options decreases approximately $.32 per year through 2003 and $.20 per share from 2004 through 2009, at which time the exercise price will be $16.90. Options were granted in 1999 at an exercise price of $9.63 to key employees of the Company who applied deferred bonuses expensed in 1998 amounting to $4.9 million to the exercise price. The exercise price of these options decreases approximately $.35 per year through 2004 and $.22 per share from 2005 through 2010, at which time the exercise price will be $6.53. In 2000, options were granted at an exercise price of $6.75 to key employees of the Company who applied deferred bonuses expensed in 1999 amounting to $4.4 million to the exercise price. The exercise price of these options decreases approximately $.35 per year through 2005 and $.22 per share from 2006 through 2011, at which time the exercise price will be $3.65. Additionally, the Company recorded compensation expense relating to the price decrease of $473, $460 and $282, for the years ended December 31, 2000, 1999 and 1998, respectively.

     In 1994, stockholders approved the adoption of the 1993 Stock Plan ("1993 Plan"). The number of shares of common stock reserved for issuance under the 1993 Plan is 1,098,075. The per share option price is determined at the date of grant, provided that the price for incentive stock options shall not be less than 100% of their market value or award stock shares. The 1993 Plan also contains an automatic grant of non-qualified stock options to non-employee directors at an exercise price equal to 100% of fair value at date of grant, and the right to exercise such options shall vest equally over three years. Stock options granted under the 1993 plan are exercisable subject to the terms and conditions set by the Board of Directors, however, options shall be exercisable no earlier than six months nor later than 10 years following the grant date.

     In connection with the 1998 acquisition of FNF Capital (formerly known as "Granite"), which was accounted for as a pooling-of-interests, the Company assumed 685,714 options outstanding under Granite's existing stock option plan ("Granite Plan"). The Granite Plan provides that qualified stock options be granted at an exercise price equal to fair market value on the date of the grant, and must be at least 110% of fair market value when granted to a 10% or more stockholder. The term of all qualified stock options granted under the Granite Plan may not exceed 10 years, except the term of qualified stock options granted to a 10% or

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

more stockholder, which may not exceed five years. The Granite Plan provides that non-qualified stock options be granted at an exercise price not less than 85% of the fair market value on the date of grant. The term of all non-qualified stock options granted under the Granite Plan may not exceed 10 years, except the term of non-qualified stock options granted to a 10% or more stockholder, which may not exceed five years.

     During 1998, stockholders approved the adoption of the 1998 Stock Incentive Plan ("1998 Plan"). The 1998 Plan authorizes up to 3,320,000 shares of common stock, plus an additional 220,000 shares of common stock on the date of each annual meeting of the stockholders of the Company, for issuance under the terms of the 1998 Plan. The 1998 Plan provides for grants of "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and rights to purchase shares of common stock ("Purchase Rights"). The term of options may not exceed 10 years from the date of grant (five years in the case of a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company). The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair market value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). There is no minimum purchase price for shares of common stock purchased pursuant to a Purchase Right, and any such purchase price shall be determined by the Board of Directors.

     In connection with the merger of Chicago Title, the Company assumed the options outstanding under Chicago Title's existing stock option plans: the 1998 Long-Term Incentive Plan and the Director's Stock Option Plan. Pursuant to the terms of the merger, options under these plans, totaling 3,175,299, became fully vested on March 20, 2000. The options granted in accordance with these two plans generally have a term of five to 10 years.

     Transactions under all stock option plans, including stock options granted by the Company's Board of Directors which are outside of the Company's stock option plans, are as follows:

                                                            WEIGHTED AVERAGE
                                                SHARES       EXERCISE PRICE     EXERCISABLE
                                              ----------    ----------------    -----------
Balance, December 31, 1997..................   4,057,946         $ 7.41          3,451,359
  Granted...................................   1,730,043          23.32
  Exercised.................................  (1,290,640)          7.12
  Cancelled.................................    (274,883)         26.08
                                              ----------
Balance, December 31, 1998..................   4,222,466         $12.85          3,149,520
  Granted...................................   1,764,302          13.05
  Exercised.................................    (211,542)          9.08
  Cancelled.................................    (239,156)         25.42
                                              ----------
Balance, December 31, 1999..................   5,536,070         $12.53          4,540,090
  Options assumed in Chicago Title merger...   3,175,299          12.43
  Granted...................................   2,798,738          13.48
  Exercised.................................  (3,588,868)         11.46
  Cancelled.................................    (181,569)         16.61
                                              ----------
Balance, December 31, 2000..................   7,739,670         $13.29          5,732,672
                                              ==========

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

     The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2000:

                               DECEMBER 31, 2000
-------------------------------------------------------------------------------
                  OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
--------------------------------------------------------   --------------------
                                 WEIGHTED       WEIGHTED               WEIGHTED
                                 AVERAGE        AVERAGE                AVERAGE
   RANGE OF       NUMBER        REMAINING       EXERCISE    NUMBER     EXERCISE
EXERCISE PRICES  OF SHARES   CONTRACTUAL LIFE    PRICE     OF SHARES    PRICE
---------------  ---------   ----------------   --------   ---------   --------
$ 0.43 -  6.75.. 1,056,975         7.76          $ 5.71    1,056,975    $ 5.71
  6.83 -  7.71..   400,570         4.30            6.95      400,570      6.95
  9.28 -  9.28..   713,303         9.22            9.28      713,303      9.28
  9.48 - 10.42..   902,239         4.02            9.85      902,239      9.85
 10.43 - 11.75.. 1,048,877         8.13           11.29      390,377     10.52
 11.84 - 15.94.. 1,481,276         8.01           13.57    1,276,527     13.36
 16.72 - 18.76..   343,280         8.95           18.51      282,281     18.58
 20.13 - 20.13..   960,000         9.79           20.13      150,000     20.13
 23.81 - 25.31..   712,900         7.28           24.48      462,900     24.43
 25.97 - 34.77..   120,250         7.75           28.90       97,500     28.81
                 ---------                                 ---------
$ 0.43 - 34.77.. 7,739,670         7.64          $13.29    5,732,672    $11.84

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

     Pro forma information regarding net earnings and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions. The risk free interest rates used in the calculation is the rate on the date the options were granted. The risk free interest rate used for options granted during 2000, 1999 and 1998 were 5.1%, 6.5% and 5.7%, respectively. A volatility factor for the expected market price of the common stock of 50% was used for options granted in 2000, 1999 and 1998. The expected dividend yield used for 2000, 1999 and 1998 was 1.2%, 2.0% and 1.0%, respectively. A weighted average expected life of five years was used for 2000 and seven years was used in 1999 and 1998. The weighted average fair value of each option granted during 2000, 1999 and 1998 was $7.34, $8.68 and $14.15, respectively.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

     For purpose of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options' vesting period. The Company's pro forma information follows:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2000      1999      1998
                                                            -------   -------   -------
                                                              (DOLLARS IN THOUSANDS)
Pro forma basic net earnings..............................  $99,555   $62,641   $96,516
Pro forma diluted net earnings............................  $99,555   $62,904   $98,979
Pro forma earnings per share:
  Basic...................................................  $  1.69   $  2.10   $  3.46
  Diluted.................................................  $  1.63   $  2.01   $  2.96

  Pension Plans

     In connection with the Chicago Title merger, the Company also assumed Chicago Title's noncontributory defined contribution plan and noncontributory defined benefit pension plan (the "Pension Plan").

     Contributions to the noncontributory defined contribution plan are based upon salary and length of service with the Company. Contributions are invested in a group of mutual funds as directed by the employee. The Company's cost for this plan was $2.0 million for the period from April 1, 2000 to December 31, 2000. Effective January 1, 2001, this plan was terminated.

     The Pension Plan covers certain Chicago Title employees. The benefits are based on years of service and the employee's average monthly compensation in the highest 60 consecutive calendar months during the 120 months ending at retirement or termination. The Company's funding policy is to contribute annually at least the minimum required contribution under the Employee Retirement Income Security Act (ERISA). Contributions are intended to provide not only for benefits accrued to date, but also for those expected to be earned in the future. The Company made no contribution for the period from April 1, 2000 to December 31,

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

2000. Effective January 1, 2001, the Pension Plan was frozen and future contributions of Pension Plan benefits will terminate.

     The following table sets forth the funded status of the Pension Plan and amounts reflected in the Company's Consolidated Balance Sheet as of December 31, 2000:

                                                                       2000
                                                              ----------------------
                                                              (DOLLARS IN THOUSANDS)
Change in Benefit Obligation:
  Net benefit obligation as of April 1, 2000................         $108,101
  Service cost..............................................            3,095
  Interest cost.............................................            6,449
  Actuarial loss............................................              483
  Gross benefits paid.......................................          (19,217)
                                                                     --------
     Net benefit obligation at end of year..................         $ 98,911
                                                                     ========
Change in Pension Plan Assets:
  Fair value of plan assets as of April 1, 2000.............         $106,171
  Adjustment to assets at beginning of period...............              536
  Actual return on plan assets..............................            3,672
  Gross benefits paid.......................................          (19,217)
                                                                     --------
     Fair value of plan assets at end of year...............         $ 91,162
                                                                     ========

  Funded status at end of year..............................         $ (7,749)
  Unrecognized net actuarial gain...........................           (4,518)
                                                                     --------
     Net pension liability included in accounts payable and
      accrued liabilities...................................         $(12,267)
                                                                     ========

     Under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the measurement date shall be as of the date of the financial statements, or if used consistently from year to year, as of a date not more than three months prior to that date. The Company's measurement date is September 30.

     The principal weighted average assumptions used in the actuarial calculations of projected benefit obligations and net periodic pension expense for 2000 are as follows: discount rate of 7.25%; expected return on Pension Plan assets of 9.0%; and rate of compensation increase of 4.5%.

     The components of net periodic pension expense included in the results of operations for 2000 are as follows:

                                                                       2000
                                                              ----------------------
                                                              (DOLLARS IN THOUSANDS)
Service cost................................................         $ 3,095
Interest cost...............................................           6,449
Expected return on assets...................................          (6,714)
                                                                     -------
          Total net periodic benefit cost...................         $ 2,830
                                                                     =======

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

  Postretirement Plans

     The Company assumed certain health care and life insurance benefits for retired Chicago Title employees in connection with the Chicago Title merger. The costs of these benefit plans are accrued during the periods the employees render service.

     The Company is self-insured for its postretirement health care and life insurance benefit plans, and the plans are not funded. The health care plans provide for insurance benefits after retirement and are generally contributory, with contributions adjusted annually. Postretirement life insurance benefits are noncontributory, with coverage amounts declining with increases in a retiree's age.

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 5.5% in 2000, declining to 5.0% in 2002. The discount rate used was 7.75% in 2000. If the health care cost trend rate assumptions were increased 1.0%, the accumulated postretirement benefit obligation as of December 31, 2000 would increase by $3.3 million. The effect of this change on the sum of the service and interest cost would be an increase of $590. If the health care costs trend rate assumptions were decreased 1.0%, the accumulated post retirement benefit obligation as of December 31, 2000 would decrease by $2.8 million. The effect of this change on the sum of the service and interest cost would be a decrease of $480.

     The accrued cost of the accumulated postretirement benefit obligation included in the consolidated balance sheet at December 31, 2000 is as follows:

                                                                       2000
                                                              ----------------------
                                                              (DOLLARS IN THOUSANDS)
Change in Benefit Obligation:
  Net benefit obligation as of April 1, 2000................         $ 25,645
  Service cost..............................................              490
  Interest cost.............................................            1,531
  Plan participants' contributions..........................            1,537
  Actuarial gain............................................           (1,131)
  Gross benefits paid.......................................           (3,069)
                                                                     --------
     Net benefit obligation at end of year..................         $ 25,003
                                                                     ========
Change in Plan Assets:
  Fair value of plan assets as of April 1, 2000.............         $     --
  Employer contributions....................................            1,532
  Plan participants' contributions..........................            1,537
  Gross benefits paid.......................................           (3,069)
                                                                     --------
     Fair value of plan assets at end of year...............         $     --
                                                                     ========

  Funded status at end of year..............................         $(25,003)
  Unrecognized net actuarial gain...........................           (1,131)
  Unrecognized prior service cost...........................           (1,013)
                                                                     --------
  Net accrued cost of accumulated postretirement benefit
     obligation included in accounts payable and accrued
     liabilities............................................         $(27,147)
                                                                     ========

     Under Statement of Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits Other Than Pensions," the measurement date shall be as of the date of the financial statements, or if used

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

consistently from year to year, as of a date not more than three months prior to that date. The Company's measurement date is December 31.

     The Company's postretirement health care and life insurance costs included in the results of operations from the period April 1, 2000 to December 31, 2000 are as follows:

                                                                       2000
                                                              ----------------------
                                                              (DOLLARS IN THOUSANDS)
Service cost................................................          $  490
Interest cost...............................................           1,531
                                                                      ------
          Total net periodic benefit cost...................          $2,021
                                                                      ======

M. SUPPLEMENTARY CASH FLOW INFORMATION

     The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
Cash paid during the year:
  Interest..................................................  $57,776   $19,676   $ 8,153
                                                              =======   =======   =======
  Income taxes..............................................  $59,091   $62,128   $77,277
                                                              =======   =======   =======
Non-cash investing and financing activities:
  Dividends declared and unpaid.............................  $ 6,981   $ 2,712   $ 2,270
                                                              =======   =======   =======
  Acquisitions..............................................  $    --   $    --   $ 6,250
                                                              =======   =======   =======
  Conversion of LYONs.......................................  $    --   $70,286   $ 9,201
                                                              =======   =======   =======
  Acquisition by majority-owned subsidiary..................  $    --   $   297   $    --
                                                              =======   =======   =======
  Conversion of majority-owned subsidiary debt..............  $    --   $ 2,900   $    --
                                                              =======   =======   =======

N. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATION OF RISK

     In the normal course of business the Company and certain of its subsidiaries enter into off-balance sheet credit risk associated with certain aspects of its title insurance business and other activities. This credit risk is in the form of guarantees and support agreements.

     The Company generates a significant amount of title insurance premiums in California and Texas. In 2000, on an unaudited pro forma basis, assuming the Chicago Title merger had been consummated on January 1, 2000, the Company generated 21.4% and 15.5% of its total title premiums in California and Texas, respectively. In 1999 and 1998 California and Texas accounted for 30.8% and 19.1% and 33.1% and 19.6% of total title premiums, respectively.

     FNF Capital's leases are originated through a network of approximately 50 independent lease originators located throughout the United States. No single lease originator accounted for more than 10% of the leases funded by the Company during the years ended December 31, 2000 and 1999. Transactions generated by the Company's ten largest independent lease originators accounted for approximately 36.0% and 24.0% of leases funded during the years ended December 31, 2000 and 1999, respectively.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

     FNF Capital approved contingent fundings of approximately $55.3 million and $60.0 million in leases at December 31, 2000 and 1999, respectively.

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

O. SEGMENT INFORMATION

     During 2000, as a result of the merger with Chicago Title, the Company restructured its business segments to more accurately reflect a change in the Company's current operating structure. All previously reported segment information has been restated to be consistent with the current presentation.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The amounts reported for Chicago Title reflect only the period from March 20, 2000, the merger date, through December 31, 2000. Reportable segments are determined based on the organizational structure and types of products and services from which each reportable segment derives its revenue.

     As of and for the year ended December 31, 2000 (dollars in thousands):

                                                         REAL ESTATE
                                              TITLE      INFORMATION   CORPORATE
                                            INSURANCE     SERVICES     AND OTHER     TOTAL
                                            ----------   -----------   ---------   ----------
Total revenue.............................  $2,486,703    $168,161     $ 87,130    $2,741,994
                                            ==========    ========     ========    ==========
Operating earnings (loss).................  $  248,468    $ 24,296     $(11,014)   $  261,750
Interest and investment income, including
  realized gains and losses...............      81,423       1,443        4,325        87,191
Depreciation and amortization.............      77,978       2,878       14,571        95,427
Interest expense..........................       4,990          24       54,360        59,374
                                            ----------    --------     --------    ----------
Earnings (loss) before income taxes.......     246,923      22,837      (75,620)      194,140
Income tax expense (benefit)..............     109,160      10,096      (33,431)       85,825
                                            ----------    --------     --------    ----------
Net earnings (loss).......................  $  137,763    $ 12,741     $(42,189)   $  108,315
                                            ==========    ========     ========    ==========
Assets....................................  $3,159,368    $172,858     $501,759    $3,833,985
                                            ==========    ========     ========    ==========

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

     As of and for the year ended December 31, 1999 (dollars in thousands):

                                                         REAL ESTATE
                                              TITLE      INFORMATION   CORPORATE
                                            INSURANCE     SERVICES     AND OTHER     TOTAL
                                            ----------   -----------   ---------   ----------
Total revenue.............................  $1,169,078     $68,229     $118,547    $1,355,854
                                            ==========     =======     ========    ==========
Operating earnings (loss).................  $  145,079     $  (115)    $(13,587)   $  131,377
Interest and investment income, including
  realized gains and losses...............      23,056         385        8,604        32,045
Depreciation and amortization.............      19,595         153       10,220        29,968
Interest expense..........................       2,429          21       13,176        15,626
                                            ----------     -------     --------    ----------
Earnings (loss) before income taxes.......     146,111          96      (28,379)      117,828
Income tax expense (benefit)..............      58,251          38      (11,314)       46,975
                                            ----------     -------     --------    ----------
Net earnings (loss).......................  $   87,860     $    58     $(17,065)   $   70,853
                                            ==========     =======     ========    ==========
Assets....................................  $  696,362     $54,039     $292,145    $1,042,546
                                            ==========     =======     ========    ==========

     As of and for the year ended December 31, 1998 (dollars in thousands):

                                                         REAL ESTATE
                                              TITLE      INFORMATION   CORPORATE
                                            INSURANCE     SERVICES     AND OTHER     TOTAL
                                            ----------   -----------   ---------   ----------
Total revenue.............................  $1,161,709     $70,505     $ 61,166    $1,293,380
                                            ==========     =======     ========    ==========
Operating earnings (loss).................  $  172,266     $ 9,814     $(13,051)   $  169,029
Interest and investment income, including
  realized gains and losses...............      36,177         535        7,790        44,502
Depreciation and amortization.............      11,906       1,332        8,135        21,373
Interest expense..........................       5,663           8       11,353        17,024
                                            ----------     -------     --------    ----------
Earnings (loss) before income taxes.......     190,874       9,009      (24,749)      175,134
Income tax expense (benefit)..............      75,683       3,572       (9,813)       69,442
                                            ----------     -------     --------    ----------
Net earnings (loss).......................  $  115,191     $ 5,437     $(14,936)   $  105,692
                                            ==========     =======     ========    ==========
Assets....................................  $  693,222     $46,562     $229,686    $  969,470
                                            ==========     =======     ========    ==========

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

  Real Estate Related Services

     This segment, consisting of various real estate related and ancillary service subsidiaries, offers the complementary specialized products and services required to execute and close a real estate transaction that are not offered by the title insurance segment described above. These services include document recording services on a nationwide basis, tax qualifying property exchange services, property appraisal services, tax monitoring services, home warranty insurance, credit reporting, real estate referral services, flood monitoring

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

and foreclosure publishing and posting. These services require specialized expertise and have been centralized for efficiency and management purposes.

  Corporate and Other

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

     The accounting policies of the segments are the same as those described in Note A. Intersegment sales or transfers which occurred in the ordinary course of consolidated operations, have been eliminated from the segment information provided.

P. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, contracts and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

     SFAS 133 was amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133" ("SFAS 137"). SFAS 137 defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS 137 and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an amendment of SFAS 133." ("SFAS 138"), is effective for the Company's first quarter in the fiscal year ending December 31, 2001, and does not have a material effect on the Company's financial position or results of operations.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 140"). SFAS 140 revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Adoption of SFAS 140 will not have a material effect on the Company's financial statements.

     Emerging Issues Task Force No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets", ("EITF 99-20") sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities including agency Interest-only strips, whether purchased or retained in securitization, and determining when these securities must be written down to fair value because of impairment. EITF 99-20 is effective for all fiscal quarters beginning after March 15, 2001. Early adoption is permitted. The Company has decided not to early adopt EITF 99-20. Application of provisions of the EITF are to be adopted prospectively. Adoption of EITF 99-20 will require impairments to the valuation of residual interest in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings. The initial potential impact of adoption would be a charge to earnings of approximately $3.2 million in 2001.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS. The following is a list of the Consolidated Financial Statements of Fidelity National Financial, Inc. and its subsidiaries included in Item 8 of Part II:

        Independent Auditors' Report

        Consolidated Balance Sheets as of December 31, 2000 and 1999

        Consolidated Statements of Earnings for the years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

     (a)(3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3       Charter and Bylaws of the Issuer
 3.1     Restated Certificate of Incorporation of Registrant,
         incorporated by reference from Form S-4, Registration No.
         333-89163
 3.2     Restated Bylaws of Registrant, incorporated by reference
         from Form S-4, Registration No. 333-89163
10.4     Fidelity National Financial, Inc. 1987 Stock Option Plan,
         incorporated by reference from Form S-1, Registration No.
         33-11321
10.4.1   Amendments to Fidelity National Financial, Inc. 1987 Stock
         Option Plan approved by the stockholders of the Company on
         March 24, 1989, incorporated by reference from Form S-8,
         Registration No. 33-34300
10.5     Fidelity National Financial, Inc. 1987 Employee Stock
         Purchase Plan, incorporated by reference from Form S-1,
         Registration No. 33-11321
10.5.1   Amendments to Fidelity National Financial, Inc. 1987
         Employee Stock Purchase Plan approved by the stockholders of the Company on March 24, 1989, incorporated by reference
         from Form S-8, Registration No. 33-15027
10.5.2   Amendments to Fidelity National Financial, Inc. 1987
         Employee Stock Purchase Plan, incorporated by reference from
         Form S-8, Registration No. 33-45709
10.5.3   Amendments to Fidelity National Financial, Inc. 1987
         Employee Stock Purchase Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from
         Form S-8, Registration No. 33-64836
10.5.4   Amendments to Fidelity National Financial, Inc. 1987 Stock
         Purchase Plan approved by the stockholders of the Company on
         June 20, 1995, incorporated by reference from Form S-8,
         Registration No. 33-61983
10.6     Fidelity National Financial, Inc. 401(k) Profit Sharing
         Defined Contribution Plan and Trust adopted January 1, 1990, incorporated by reference from Form 10-K filed January 29,
         1991
10.6.1   Amendments to Fidelity National Financial, Inc. 401(k)
         Profit Sharing Plan, incorporated by reference from Form
         S-8, Registration No. 33-56514
10.7     Fidelity National Financial, Inc. 1991 Stock Option Plan,
         approved by the stockholders of the Company on July 15,
         1992, incorporated by reference from Form S-8, Registration
         No. 33-45272
10.7.1   Amendments to Fidelity National Financial, Inc. 1991 Stock
         Option Plan approved by the stockholders of the Company on
         June 15, 1993, incorporated by reference from Form S-8,
         Registration No. 33-64834
10.7.2   Amendment to Fidelity National Financial, Inc. 1991 Stock
         Plan, approved by the stockholders of the Company on June
         14, 1994, incorporated by reference from Form S-8,
         Registration No. 33-83026
10.7.3   Amendment to Fidelity National Financial, Inc. 1991 Stock
         Option Plan and the 1998 Stock Option Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111
10.8     1996 Omnibus Stock Option Plan (Granite), incorporated by
         reference from Form S-8, Registration No. 333-48411
10.9     Two Stock Option Agreements and Amended Stock Award
         Agreement (Alamo), incorporated by reference from Form S-8,
         Registration No. 333-64229

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.35    Fidelity National Financial, Inc. 1993 Stock Plan, approved by stockholders of the Company on June 14, 1994,
         incorporated by reference from Form S-8, Registration No.
         33-83026
10.57    Agreement of Plan of Reorganization, dated May 14, 1998, by and among ACS Systems, Inc., a California Corporation, ACS
         Merger, Inc., a Delaware Corporation, Micro General
         Corporation, a Delaware Corporation, and Fidelity National
         Financial, Inc., a Delaware Corporation, incorporated by
         reference from Form 10-K filed March 31, 1999
10.57.1  Agreement of Merger, dated May 14, 1998, by and among ACS
         Systems, Inc., a California Corporation, ACS Merger, Inc., a
         Delaware Corporation, Micro General Corporation, a Delaware
         Corporation, and Fidelity National Financial, Inc., a
         Delaware Corporation, incorporated by reference from Form
         10-K filed March 31, 1999
10.60    Agreement and Plan of Merger, dated as of August 1, 1999, by and between Fidelity National Financial, Inc. and
         Chicago Title Corporation and amended as of October 13,
         1999, incorporated by reference from Form S-4, Registration
         No. 333-89163
10.61    Credit Agreement, dated as of February 10, 2000, among
         Fidelity National Financial, Inc., as borrower, Bank of
         America, N.A., Chase Securities Inc., Morgan Stanley Senior
         Funding, Inc., and various Financial Institutions, as
         Lenders, incorporated by reference from Form 8-K, dated
         February 9, 2000 and filed February 15, 2000
10.62    Granite Financial, Inc. Omnibus Stock Plan of 1996, Amended
         and Restated as of April 24, 1997 and June 14, 1997,
         incorporated by reference from Form S-8, Registration No.
         333-48111
10.63    Fidelity National Financial, Inc., 1998 Stock Incentive
         Plan, approved by the stockholders of the Company on June
         17, 1998, incorporated by reference from Form S-8,
         Registration No. 333-61111
10.64    Chicago Title Corporation 1998 Long-Term Incentive Plan and
         Chicago Title Corporation Directors Stock Option Plan,
         incorporated by reference from Form S-8, Registration No.
         333-32806
10.65    Amendment to Fidelity National Financial, Inc. 1991 Stock
         Option Plan, approved by the stockholders of the Company on
         June 12, 2000, incorporated by reference from Form S-8,
         Registration No. 333-52744
10.66    Amendment to Fidelity National Financial, Inc. 1998 Stock
         Incentive Plan, approved by the stockholders of the Company on June 12, 2000, incorporated by reference from Form S-8,
         Registration No. 333-52744
10.67    Underwriting Agreement, dated January 24, 2001, by and among
         Fidelity National Financial, Inc., and Merrill Lynch & Co.,
         Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear
         Stearns & Co., Inc., Lehman Brothers Inc. and U.S. Bancorp
         Piper Jaffray Inc., as representatives of the underwriters named therein
21       List of Subsidiaries
23       Independent Auditors' Consent

     (b) REPORTS ON FORM 8-K. The Company filed reports on Form 8-K during the quarter ending December 31, 2000 as follows:

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIDELITY NATIONAL FINANCIAL, INC.

                                          By:  /s/ WILLIAM P. FOLEY, II
                                          --------------------------------------
                                                   William P. Foley, II
                                                 Chief Executive Officer

Date: March 27, 2001

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

              /s/ WILLIAM P. FOLEY, II                 Chairman of the Board and Chief  March 27, 2001
-----------------------------------------------------   Executive Officer (Principal
                William P. Foley, II                         Executive Officer)

                 /s/ FRANK P. WILLEY                     Vice Chairman and Director     March 27, 2001
-----------------------------------------------------
                   Frank P. Willey

                 /s/ ALAN L. STINSON                    Executive Vice President and    March 27, 2001
-----------------------------------------------------      Chief Financial Officer
                   Alan L. Stinson                        (Principal Financial and
                                                             Accounting Officer)

               /s/ JOHN J. BURNS, JR.                             Director              March 27, 2001
-----------------------------------------------------
                 John J. Burns, Jr.

              /s/ JOHN F. FARRELL, JR.                            Director              March 27, 2001
-----------------------------------------------------
                John F. Farrell, Jr.

               /s/ PHILLIP G. HEASLEY                             Director              March 27, 2001
-----------------------------------------------------
                 Phillip G. Heasley

               /s/ WILLIAM A. IMPARATO                            Director              March 27, 2001
-----------------------------------------------------
                 William A. Imparato

                 /s/ DONALD M. KOLL                               Director              March 27, 2001
-----------------------------------------------------
                   Donald M. Koll

              /s/ DANIEL D. (RON) LANE                            Director              March 27, 2001
-----------------------------------------------------
                Daniel D. (Ron) Lane

              /s/ GENERAL WILLIAM LYON                            Director              March 27, 2001
-----------------------------------------------------
                General William Lyon

                /s/ J. THOMAS TALBOT                              Director              March 27, 2001
-----------------------------------------------------
                  J. Thomas Talbot

                /s/ CARY H. THOMPSON                              Director              March 27, 2001
-----------------------------------------------------
                  Cary H. Thompson

                 /s/ RICHARD P. TOFT                              Director              March 27, 2001
-----------------------------------------------------
                   Richard P. Toft

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

     Under date of February 14, 2001, we reported on the accompanying Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders' Equity and Cash flows for each of the years in the three-year period ended December 31, 2000 which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated Financial Statements, we also audited the related financial statement schedules in the Annual Report on Form 10-K. These Financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Los Angeles, California
February 14, 2001

                                                                     SCHEDULE II

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------    ---------
Cash........................................................  $   21,717    $   1,972
Investment securities available for sale, at fair value.....      84,734       42,405
Leases receivable, net......................................       9,414       11,953
Notes receivable, net.......................................       8,248        9,126
Investment in subsidiaries..................................   1,706,294      549,881
Property and equipment, net.................................       6,500           --
Investments in real estate and partnerships, net............         696          696
Prepaid expenses and other assets...........................      14,997        7,319
Income taxes receivable.....................................      22,343           --
Deferred tax asset..........................................     118,979       31,579
                                                              ----------    ---------
                                                              $1,993,922    $ 654,931
                                                              ==========    =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities..................  $   40,130    $  24,762
  Notes payable.............................................     662,000      124,500
  Accounts payable to subsidiaries..........................     185,055       70,000
  Income taxes payable......................................          --        3,175
                                                              ----------    ---------
                                                                 887,185      222,437
Stockholders' Equity:
  Preferred stock, $.0001 par value; authorized 3,000,000
     shares; issued and outstanding none....................          --           --
  Common stock, $.0001 par value; authorized, 100,000,000
     shares as of December 31, 2000 and 50,000,000 shares as
     of December 31, 1999; issued 69,499,409 as of December
     31, 2000 and 39,224,169 as of December 31, 1999........           7            4
  Additional paid-in capital................................     695,141      246,959
  Retained earnings.........................................     409,216      327,785
                                                              ----------    ---------
                                                               1,104,364      574,748
  Accumulated other comprehensive earnings (loss)...........       2,373       (5,975)
  Less treasury stock, cancelled in 2000 and 12,036,102
     shares as of December 31, 1999, at cost................          --     (136,279)
                                                              ----------    ---------
                                                               1,106,737      432,494
                                                              ----------    ---------
                                                              $1,993,922    $ 654,931
                                                              ==========    =========

                       See Notes to Financial Statements.

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                  STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
REVENUE:
  Other fees and revenue....................................  $    250   $   (427)  $      2
  Interest and investment income............................     2,916      7,937     10,876
                                                              --------   --------   --------
                                                                 3,166      7,510     10,878
                                                              --------   --------   --------
EXPENSES:
  Other operating expenses..................................    10,171      1,190      7,866
  Interest expense..........................................    47,122      7,282      7,556
                                                              --------   --------   --------
                                                                57,293      8,472     15,422
                                                              --------   --------   --------
Loss before income tax benefit and equity in earnings of
  subsidiaries..............................................   (54,127)      (962)    (4,544)
Income tax benefit..........................................   (23,928)      (384)    (1,802)
                                                              --------   --------   --------
Loss before equity in earnings of subsidiaries..............   (30,199)      (578)    (2,742)
Equity in earnings of subsidiaries..........................   138,514     71,431    108,434
                                                              --------   --------   --------
Net earnings................................................  $108,315   $ 70,853   $105,692
                                                              ========   ========   ========
Basic net earnings per share................................  $   1.84   $   2.38   $   3.79
                                                              ========   ========   ========
Weighted average shares outstanding, basic basis............    58,821     29,811     27,921
                                                              ========   ========   ========
Diluted net earnings per share..............................  $   1.78   $   2.27   $   3.23
                                                              ========   ========   ========
Weighted average shares outstanding, diluted basis..........    60,937     31,336     33,474
                                                              ========   ========   ========
Retained earnings, beginning of year........................  $327,785   $265,567   $167,222
  Dividends declared........................................   (26,884)    (8,635)    (7,347)
  Net earnings..............................................   108,315     70,853    105,692
                                                              --------   --------   --------
Retained earnings, end of year..............................  $409,216   $327,785   $265,567
                                                              ========   ========   ========

                       See Notes to Financial Statements.

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $ 108,315   $ 70,853   $ 105,692
  Adjustments to reconcile net earnings to net cash used in
     operating activities:
     Amortization of LYONs original issue discount and other
       debt issuance costs..................................      1,404        602       4,432
     Provision for losses on notes receivable...............        412        190         240
     Equity in earnings of subsidiaries.....................   (138,514)   (71,431)   (108,434)
     Gain on sales of investments...........................     (2,096)    (3,248)     (8,381)
     Tax benefit associated with the exercise of stock
       options..............................................     17,000         --      11,763
     Net decrease in income taxes...........................    (12,081)   (16,303)    (21,280)
     Loss on sales of real estate...........................         --        156          --
     Net increase in prepaid expenses and other assets......     (9,082)    (3,879)     (1,245)
     Net increase in accounts payable and accrued
       liabilities..........................................      9,203      3,974       6,769
                                                              ---------   --------   ---------
          Net cash used in operating activities.............    (25,439)   (19,086)    (10,444)
                                                              ---------   --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments........................     12,897      1,950       6,645
  Purchases of investments..................................     (5,767)    (4,024)     (8,825)
  Net purchases from short-term investing activities........    (50,280)     5,105     (13,105)
  Proceeds from sales of real estate........................         --        433          --
  Collections of notes receivable...........................      2,977      1,405         490
  Additions to notes receivable.............................     (2,511)    (8,801)         --
  Additions to investment in subsidiaries...................   (694,851)      (516)     (5,050)
  Lease sales...............................................         --     13,606          --
                                                              ---------   --------   ---------
          Net cash provided by (used in) investing
            activities......................................   (737,535)     9,158     (19,845)
                                                              ---------   --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings................................................    715,000    105,216      46,236
  Principal payments........................................   (177,500)   (27,018)    (20,250)
  Dividends paid............................................    (22,615)    (8,192)     (6,340)
  Purchases of treasury stock...............................       (551)   (81,904)         --
  Exercise of stock options.................................     46,521      2,488      11,105
  Net borrowings and dividends from subsidiaries............    221,864     18,559       2,289
                                                              ---------   --------   ---------
          Net cash provided by financing activities.........    782,719      9,149      33,040
                                                              ---------   --------   ---------
Net increase (decrease) in cash and cash equivalents........     19,745       (779)      2,751
Cash and cash equivalents at beginning of year..............      1,972      2,751          --
                                                              ---------   --------   ---------
Cash and cash equivalents at end of year....................  $  21,717   $  1,972   $   2,751
                                                              =========   ========   =========

                       See Notes to Financial Statements.

                       FIDELITY NATIONAL FINANCIAL, INC.
                                (PARENT COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
            AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fidelity National Financial, Inc. (the "Company") transacts substantially all of its business through its subsidiaries. The Parent Company Financial Statements should be read in connection with the aforementioned Consolidated Financial Statements and Notes thereto included elsewhere herein.

B. NOTES PAYABLE

     Notes payable consist of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Syndicated credit agreement, unsecured, interest due
  quarterly at LIBOR plus 1.125% (7.765% at December 31,
  2000), unused portion of $100,500 at December 31, 2000....  $662,000     $     --
Bank revolving credit facility, secured by common stock of
  certain subsidiaries, interest due monthly at LIBOR plus
  1.15%, unused portion of $25,500 at December 31, 1999, due
  July 2001, repaid and terminated March 2000...............        --      124,500
                                                              --------     --------
                                                              $662,000     $124,500
                                                              ========     ========

     In the normal course of business the Company enters into off-balance sheet credit risk. This credit risk is in the form of guarantees and support agreements. As of December 31, 2000, subsidiary debt in the amount of $65.2 million was guaranteed by the Company.

C. SUPPLEMENTAL CASH FLOW INFORMATION

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Cash paid during the year:
  Interest............................................  $45,833    $ 8,865    $ 1,691
                                                        =======    =======    =======
  Income taxes........................................  $59,091    $62,128    $77,277
                                                        =======    =======    =======
Non-cash investing and financing activities:
  Dividends declared and unpaid.......................  $ 6,981    $ 2,712    $ 2,270
                                                        =======    =======    =======
  Acquisitions........................................  $    --    $    --    $ 6,250
                                                        =======    =======    =======
  Conversion of LYONs.................................  $    --    $70,286    $ 9,201
                                                        =======    =======    =======

D. CASH DIVIDENDS RECEIVED

     The Company has received cash dividends from subsidiaries and affiliates of $167.3 million, $20.5 million and $14.2 million in 2000, 1999 and 1998, respectively.

                                                                      SCHEDULE V

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

               COLUMN A                   COLUMN B           COLUMN C             COLUMN D       COLUMN E
               --------                  ----------   -----------------------    -----------    ----------
                                                             ADDITIONS
                                                      -----------------------
                                                      CHARGE TO
                                         BALANCE AT     COSTS                                   BALANCE AT
                                         BEGINNING       AND         OTHER        DEDUCTION       END OF
              DESCRIPTION                OF PERIOD    EXPENSES    (DESCRIBED)    (DESCRIBED)      PERIOD
              -----------                ----------   ---------   -----------    -----------    ----------
Year ended December 31, 2000:
  Reserve for claim losses.............   $239,962     $97,322     $669,837(1)    $ 99,639(3)    $907,482
  Allowance on:
     Leases and residual interests in
       securitizations.................     13,961       4,553       (1,505)(2)     11,010(4)       5,999
     Trade receivables.................      5,397       4,541       10,303(1)         581(4)      19,660
     Notes receivable..................      1,754         796          494(1)         171(4)       2,873
  Real estate allowance................      1,202          --          518(1)         799(5)         921
  Amortization of cost in excess of net
     assets acquired and other
     intangible assets.................     24,810      48,555           --             --         73,365
Year ended December 31, 1999:
  Reserve for claim losses.............   $224,534     $52,713     $ (4,310)(2)   $ 32,975(3)    $239,962
  Allowance on:
     Leases and residual interests in
       securitizations.................     10,482      20,628           --         17,149(4)      13,961
     Trade receivables.................      6,733         581           --          1,917(4)       5,397
     Notes receivable..................      2,064          --           --            310(4)       1,754
  Real estate allowance................      1,752         155         (275)(2)        430(5)       1,202
  Amortization of cost in excess of net
     assets acquired and other
     intangible assets.................     16,722       8,088           --             --         24,810
Year ended December 31, 1998:
  Reserve for claim losses.............   $201,674     $59,294     $     --       $ 36,434(3)    $224,534
  Allowance on:
       Leases and residual interests in
          securitizations..............      2,640      18,813           --         10,971(4)      10,482
       Trade receivables...............      5,153       3,287           --          1,707(4)       6,733
       Notes receivable................      1,758         344           --             38(4)       2,064
  Real estate allowance................      1,514         238           --             --          1,752
  Amortization of cost in excess of net
     assets acquired and other
     intangible assets.................     13,028       3,694           --             --         16,722

---------------
(1) Represents balance assumed in connection with the Chicago Title merger on March 20, 2000.

(2) Represents net reserve for claim losses and other allowances assumed and relieved from sales and acquisitions during the year.

(3) Represents payments of claim losses, net of recoupments.

(4) Represents uncollectible accounts written-off, change in reserve due to reevaluation of specific items and change in reserve due to sale of certain assets.

(5) Represents reduction in the reserve balance due to the sale of real estate property.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3        Charter and Bylaws of the Issuer
 3.1      Restated Certificate of Incorporation of Registrant,
          incorporated by reference from Form S-4, Registration No.
          333-89163
 3.2      Restated Bylaws of Registrant, incorporated by reference
          from Form S-4, Registration No. 333-89163
10.4      Fidelity National Financial, Inc. 1987 Stock Option Plan,
          incorporated by reference from Form S-1, Registration No.
          33-11321
10.4.1    Amendments to Fidelity National Financial, Inc. 1987 Stock
          Option Plan approved by the stockholders of the Company on
          March 24, 1989, incorporated by reference from Form S-8,
          Registration No. 33-34300
10.5      Fidelity National Financial, Inc. 1987 Employee Stock
          Purchase Plan, incorporated by reference from Form S-1,
          Registration No. 33-11321
10.5.1    Amendments to Fidelity National Financial, Inc. 1987
          Employee Stock Purchase Plan approved by the stockholders of the Company on March 24, 1989, incorporated by reference
          from Form S-8, Registration No. 33-15027
10.5.2    Amendments to Fidelity National Financial, Inc. 1987
          Employee Stock Purchase Plan, incorporated by reference from
          Form S-8, Registration No. 33-45709
10.5.3    Amendments to Fidelity National Financial, Inc. 1987
          Employee Stock Purchase Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from
          Form S-8, Registration No. 33-64836
10.5.4    Amendments to Fidelity National Financial, Inc. 1987 Stock
          Purchase Plan approved by the stockholders of the Company on
          June 20, 1995, incorporated by reference from Form S-8,
          Registration No. 33-61983
10.6      Fidelity National Financial, Inc. 401(k) Profit Sharing
          Defined Contribution Plan and Trust adopted January 1, 1990, incorporated by reference from Form 10-K filed January 29,
          1991
10.6.1    Amendments to Fidelity National Financial, Inc. 401(k)
          Profit Sharing Plan, incorporated by reference from Form
          S-8, Registration No. 33-56514
10.7      Fidelity National Financial, Inc. 1991 Stock Option Plan,
          approved by the stockholders of the Company on July 15,
          1992, incorporated by reference from Form S-8, Registration
          No. 33-45272
10.7.1    Amendments to Fidelity National Financial, Inc. 1991 Stock
          Option Plan approved by the stockholders of the Company on
          June 15, 1993, incorporated by reference from Form S-8,
          Registration No. 33-64834
10.7.2    Amendment to Fidelity National Financial, Inc. 1991 Stock
          Plan, approved by the stockholders of the Company on June
          14, 1994, incorporated by reference from Form S-8,
          Registration No. 33-83026
10.7.3    Amendment to Fidelity National Financial, Inc. 1991 Stock
          Option Plan and the 1998 Stock Option Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111
10.8      1996 Omnibus Stock Option Plan (Granite), incorporated by
          reference from Form S-8, Registration No. 333-48411
10.9      Two Stock Option Agreements and Amended Stock Award
          Agreement (Alamo), incorporated by reference from Form S-8,
          Registration No. 333-64229
10.35     Fidelity National Financial, Inc. 1993 Stock Plan, approved by stockholders of the Company on June 14, 1994,
          incorporated by reference from Form S-8, Registration No.
          33-83026

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.43     Stock Purchase Agreement dated as of August 18, 1995 by and among William D. Rothenberg, Marshall D. Wexler, Southern
          California Title Company and Fidelity National Financial,
          Inc., incorporated by reference from Form 10-K filed March
          25, 1996
10.44     Acquisition Agreement dated September 13, 1995 by and among
          Fidelity National Financial, Inc. and Nations Holding Group,
          Inc. and its wholly-owned subsidiary Nations Title Inc. to acquire all of the issued and outstanding shares of Nations
          Title Inc., incorporated by reference from Form 10-K filed
          March 25, 1996
10.45     Agreement for Purchase and Sale of Stock dated November 4,
          1996 by and between Fidelity National Financial, Inc. and
          the Stockholders of CRM, Inc., incorporated by reference
          from Form 10-K filed March 31, 1997
10.57     Agreement of Plan of Reorganization, dated May 14, 1998, by and among ACS Systems, Inc., a California Corporation, ACS
          Merger, Inc., a Delaware Corporation, Micro General
          Corporation, a Delaware Corporation, and Fidelity National
          Financial, Inc., a Delaware Corporation, incorporated by
          reference from Form 10-K filed March 31, 1999
10.57.1   Agreement of Merger, dated May 14, 1998, by and among ACS
          Systems, Inc., a California Corporation, ACS Merger, Inc., a
          Delaware Corporation, Micro General Corporation, a Delaware
          Corporation, and Fidelity National Financial, Inc., a
          Delaware Corporation, incorporated by reference from Form
          10-K filed March 31, 1999
10.60     Agreement and Plan of Merger, dated as of August 1, 1999, by and between Fidelity National Financial, Inc. and Chicago
          Title Corporation and amended as of October 13, 1999,
          incorporated by reference from Form S-4, Registration No.
          333-89163
10.61     Credit Agreement, dated as of February 10, 2000, among
          Fidelity National Financial, Inc., as borrower, Bank of
          America, N.A., Chase Securities Inc., Morgan Stanley Senior
          Funding, Inc., and various Financial Institutions, as
          Lenders, incorporated by reference from Form 8-K, dated
          February 9, 2000 and filed February 15, 2000
10.62     Granite Financial, Inc. Omnibus Stock Plan of 1996, Amended
          and Restated as of April 24, 1997 and June 14, 1997,
          incorporated by reference from Form S-8, Registration No.
          333-48111
10.63     Fidelity National Financial, Inc., 1998 Stock Incentive
          Plan, approved by the stockholders of the Company on June
          17, 1998, incorporated by reference from Form S-8,
          Registration No. 333-61111
10.64     Chicago Title Corporation 1998 Long-Term Incentive Plan and
          Chicago Title Corporation Directors Stock Option Plan,
          incorporated by reference from Form S-8, Registration No.
          333-32806
10.65     Amendment to Fidelity National Financial, Inc. 1991 Stock
          Option Plan, approved by the stockholders of the Company on
          June 12, 2000, incorporated by reference from Form S-8,
          Registration No. 333-52744
10.66     Amendment to Fidelity National Financial, Inc. 1998 Stock
          Incentive Plan, approved by the stockholders of the Company on June 12, 2000, incorporated by reference from Form S-8,
          Registration No. 333-52744
10.67     Underwriting Agreement, dated January 24, 2001, by and among
          Fidelity National Financial, Inc., and Merrill Lynch & Co.,
          Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear
          Stearns & Co., Inc., Lehman Brothers Inc. and U.S. Bancorp
          Piper Jaffray Inc., as representatives of the underwriters named therein
21        List of Subsidiaries
23        Independent Auditors' Consent