Form 10-Q
period 2001-03-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2001-05-15
CIK 809398

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

                      For the Quarter Ended March 31, 2001

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


                                 (949) 622-4333
            ------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]   NO [ ]

  As of May 10, 2001, 78,229,023 shares of the Registrant's Common Stock were outstanding.

                                    FORM 10-Q
                                QUARTERLY REPORT
                          Quarter Ended March 31, 2001


                                      INDEX

                                                                                          Page
                                                                                          ----
Part I: FINANCIAL INFORMATION

        Item 1.  Condensed Consolidated Financial Statements

                 A.   Condensed Consolidated Balance Sheets as of March 31, 2001
                      and December 31, 2000                                                 3

                 B.   Condensed Consolidated Statements of Earnings for the three
                      months ended March 31, 2001 and 2000                                  4

                 C.   Condensed Consolidated Statements of Comprehensive Earnings
                      for the three months ended March 31, 2001 and 2000                    5

                 D.   Condensed Consolidated Statement of Stockholders' Equity for the
                      three months ended March 31, 2001                                     6

                 E.   Condensed Consolidated Statements of Cash Flows for the three months
                      ended March 31, 2001 and 2000                                         7

                 F.   Notes to Condensed Consolidated Financial Statements                  9

        Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                  12

        Item 3.  Quantitative and Qualitative Disclosure About Market Risk                 16

Part II: OTHER INFORMATION

        Item 1. Legal Proceedings                                                          17

        Item 6. Exhibits and Reports on Form 8-K                                           17


Part I:  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                March 31,      December 31,
                                                                                  2001            2000
                                                                               ----------      ----------
                                                                              (Unaudited)
                              ASSETS
Investments:
    Fixed maturities available for sale, at fair value, at March 31, 2001 includes $252,034 and at December 31, 2000 includes $248,512 of  pledged fixed maturity securities related to secured trust
     deposits ...........................................................      $1,174,168      $1,188,681
    Equity securities, at fair value ....................................          38,150          39,959
    Other long-term investments, at fair value ..........................          46,190          46,870
    Short-term investments at March 31, 2001 includes $183,536 and at December 31, 2000 includes $210,861 of pledged short-term
        investments related to secured trust deposits ...................         405,086         409,317
    Investments in real estate and partnerships, net ....................             439             504
                                                                               ----------      ----------
        Total investments ...............................................       1,664,033       1,685,331
Cash and cash equivalents, at March 31, 2001 includes $173,556 and at December 31, 2000 includes $132,141 of pledged cash related to
    secured trust deposits ..............................................         314,008         262,955
Leases and residual interests in securitizations ........................         176,079         151,052
Trade receivables, net ..................................................         138,053         127,633
Notes receivable, net ...................................................          14,776          16,381
Income taxes receivable .................................................              --          22,343
Cost in excess of net assets acquired, net ..............................         793,727         770,060
Prepaid expenses and other assets .......................................         277,634         231,118
Title plants ............................................................         275,751         275,295
Property and equipment, net .............................................         165,435         172,838
Deferred tax asset ......................................................         112,517         118,979
                                                                               ----------      ----------
                                                                               $3,932,013      $3,833,985
                                                                               ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Accounts payable and accrued liabilities ............................      $  425,933      $  446,394
    Notes payable .......................................................         568,175         791,430
    Reserve for claim losses ............................................         898,845         907,482
    Secured trust deposits ..............................................         593,876         576,350
    Income taxes payable ................................................          16,732              --
                                                                               ----------      ----------
                                                                                2,503,561       2,721,656
    Minority interests ..................................................           7,776           5,592
Stockholders' equity:
    Preferred stock, $.0001 par value; authorized, 3,000,000
       shares; issued and outstanding, none .............................              --              --
    Common stock, $.0001 par value; authorized, 100,000,000 shares issued, 78,220,752 as of March 31, 2001 and 69,499,409 as of
     December 31, 2000 ..................................................               8               7
    Additional paid-in capital ..........................................         966,268         695,141
    Retained earnings ...................................................         446,375         409,216
                                                                               ----------      ----------
                                                                                1,412,651       1,104,364
    Accumulated other comprehensive earnings ............................           8,025           2,373
                                                                               ----------      ----------
                                                                                1,420,676       1,106,737
                                                                               ----------      ----------
                                                                               $3,932,013      $3,833,985
                                                                               ==========      ==========


See Notes to Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)


                                                   Three months ended
                                                        March 31,
                                                 ----------------------
                                                   2001           2000
                                                 --------      --------
                                                      (Unaudited)
REVENUE:
  Title insurance premiums ................      $534,840      $260,400
  Escrow and other title-related fees .....       141,399        58,225
  Real estate related services ............        56,550        20,870
  Interest and investment income, including
    realized gains and losses .............        27,848        14,700
  Other income ............................        17,227        23,462
                                                 --------      --------
                                                  777,864       377,657

EXPENSES:
  Personnel costs .........................       250,824       110,707
  Other operating expenses ................       176,009       110,563
  Agent commissions .......................       221,928       125,908
  Provision for claim losses ..............        26,741        14,585
  Interest expense ........................        14,382         6,579
                                                 --------      --------
      Total expenses ......................       689,884       368,342
                                                 --------      --------
Earnings before amortization of cost in
  excess of net assets acquired ...........        87,980         9,315
Amortization of cost in excess of net
  assets acquired .........................        11,722         1,654
                                                 --------      --------
Earnings before income taxes ..............        76,258         7,661
Income tax expense ........................        31,266         5,792
                                                 --------      --------
      Net earnings ........................      $ 44,992      $  1,869
                                                 ========      ========
Basic earnings per share ..................      $   0.59      $   0.06
                                                 ========      ========
Weighted average shares outstanding, basic
   basis ..................................        76,047        32,526
                                                 ========      ========

Diluted earnings per share ................      $   0.57      $   0.06
                                                 ========      ========
Weighted average shares outstanding,
diluted basis .............................        78,719        33,954
                                                 ========      ========

Cash dividends per share ..................      $   0.10      $   0.10
                                                 ========      ========


See Notes to Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (In thousands)


                                                 Three months ended
                                                      March 31,
                                                ---------------------
                                                 2001           2000
                                                -------      -------
                                                     (Unaudited)

Net earnings .............................      $44,992      $ 1,869

Other comprehensive earnings (loss):
  Unrealized gains on investments,
    net(1) ...............................        4,756        7,665
  Reclassification adjustments for (gains)
   losses included in net earnings(2) ....          896       (2,707)
                                                -------      -------

Other comprehensive earnings .............        5,652        4,958
                                                -------      -------

Comprehensive earnings ...................      $50,644      $ 6,827
                                                =======      =======



    (1) Net of income tax expense of $3.2 million and $5.1 million for the three months ended March 31, 2001 and 2000, respectively.

    (2) Net of income tax expense (benefit) of ($597) and $1.8 million for the three months ended March 31, 2001 and 2000, respectively.



See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                                                    Accumulated
                                              Common Stock             Additional                      Other
                                         ------------------------       Paid-in       Retained     Comprehensive
                                           Shares         Amount        Capital        Earnings        Income
                                         ---------      ---------      ----------    -----------   --------------
                                                                    (In thousands)

Balance, December 31, 2000 ........         69,499      $       7      $ 695,141      $ 409,216       $   2,373
  Exercise of stock options .......            672             --          8,023             --              --
  Tax benefit associated with
    the exercise of options .......             --             --          6,804             --              --
  Other comprehensive income --
    unrealized gain on investments
    and other financial instruments             --             --             --             --           5,652

  Common stock offering, net ......          8,050              1        256,300             --              --
  Cash dividends declared .........             --             --             --         (7,833)             --
  Net earnings ....................             --             --             --         44,992              --
                                         ---------      ---------      ---------      ---------       ---------
Balance, March 31, 2001 ...........         78,221      $       8      $ 966,268      $ 446,375       $   8,025
                                         =========      =========      =========      =========       =========




See Notes Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                               Three months ended
                                                                                                    March 31,
                                                                                            -------------------------
                                                                                                2001            2000
                                                                                            ---------       ---------
                                                                                           (Unaudited)
Cash flows from operating activities:
    Net earnings .....................................................................      $  44,992       $   1,869
    Reconciliation of net earnings to net cash provided by operating activities:
        Depreciation and amortization ................................................         27,430          16,019
        Net increase (decrease) in reserve for claim losses ..........................         (8,637)              1
        Net increase in provision for possible losses other than claims ..............            200             133
        Gain on sales of assets ......................................................           (838)         (4,512)
    Change in assets and liabilities, net of effects from acquisitions:
        Net increase in leases and lease securitization residual interests ...........        (25,027)        (10,007)
        Net increase in secured trust deposits .......................................            (86)             --
        Tax benefit associated with the exercise of stock options ....................          6,804              --
        Net increase in trade receivables ............................................        (11,946)         (1,403)
        Net increase in prepaid expenses and other assets ............................         (7,502)           (586)
        Net decrease in accounts payable, accrued liabilities and minority interests..        (62,436)         (8,792)
        Net increase (decrease) in income taxes ......................................         39,866          (2,234)
                                                                                            ---------       ---------
Net cash provided by (used in) operating activities ..................................          2,820          (9,512)
                                                                                            ---------       ---------

Cash flows from investing activities:
    Proceeds from sales of investment securities available for sale ..................        162,763         143,171
    Proceeds from maturities of investment securities available for sale .............         43,355              88
    Proceeds from sale of assets .....................................................            318              --
    Collections of notes receivable ..................................................          2,586           5,849
    Additions to title plants ........................................................           (824)             --
    Additions to property and equipment ..............................................        (11,025)         (9,001)
    Purchases of investment securities available for sale ............................       (203,571)       (122,097)
    Net proceeds from short-term investment securities ...............................          4,198          20,943
    Additions to notes receivable ....................................................         (1,427)         (5,570)
    Acquisitions of businesses, net of cash acquired .................................        (23,631)       (538,046)
                                                                                            ---------       ---------
Net cash used in investing activities ................................................        (27,258)       (504,663)
                                                                                            ---------       ---------


See Notes to Condensed Consolidated Financial Statements.

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          Three months ended
                                                              March 31,
                                                      -------------------------
                                                         2001             2000
                                                      ---------       ---------
                                                             (Unaudited)
Cash flows from financing activities:
    Borrowings .................................      $  43,433       $ 596,415
    Net proceeds from common stock offering ....        256,300              --
    Debt service payments ......................       (266,687)        (34,093)
    Dividends paid .............................         (6,993)         (3,922)
    Purchase of treasury stock .................             --            (551)
    Stock options exercised ....................          8,023          10,308
                                                      ---------       ---------
Net cash provided by financing activities ......         34,076         568,157
                                                      ---------       ---------

Net increase in cash and cash equivalents ......          9,638          53,982
Cash and cash equivalents at beginning of period        130,814          38,569
                                                      ---------       ---------
Cash and cash equivalents at end of period .....      $ 140,452       $  92,551
                                                      =========       =========

Supplemental cash flow information:
    Income taxes paid (refunded) ...............      $ (15,000)      $   1,038
                                                      =========       =========
    Interest paid ..............................      $  14,837       $   6,011
                                                      =========       =========

Noncash investing and financing activities:
    Dividends declared and unpaid ..............      $   7,833       $   6,679
                                                      =========       =========



See Notes to Condensed Consolidated Financial Statements

               Fidelity National Financial, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements


Note A - Basis of Financial Statements

The financial information included in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Certain reclassifications have been made in the 2000 Condensed Consolidated Financial Statements to conform to classifications used in 2001.

Note B - Recent Developments

On January 3, 2001 the Company acquired International Data Management Corporation ("IDM"), a leading provider of real estate information services, for $20.8 million in cash. IDM's real estate information databases contain over 100 million real property ownership and sales records from the continental United States. The databases are updated daily to reflect new sales, mortgage information and other changes in real property ownership. The acquisition was accounted for as a purchase and the Company is amortizing cost in excess of net assets acquired in connection with the acquisition on a straight-line basis over 15 years.

On April 12, 2001 the Company and VISTA Information Solutions, Inc. (Nasdaq:
VINF), a provider of real estate information products and services, including multiple listing services systems and environmental data and disclosure information businesses, signed a definitive agreement to combine both companies' real estate information, technology products and assets into a jointly owned real estate services company. Under the terms of the agreement, the Company will contribute the assets and operations of its tax, credit, flood, appraisal and property records businesses in exchange for approximately 77 percent of VISTA stock. The Company anticipates that this transaction will close during the third quarter of 2001.

Note C - Merger with Chicago Title Corporation

On March 20, 2000, Chicago Title Corporation ("Chicago Title") merged with and into the Company pursuant to an Agreement and Plan of Merger, dated August 1, 1999, as amended on October 13, 1999. Pursuant to the merger agreement, Chicago Title stockholders received aggregate merger consideration valued at approximately $1.1 billion. The merger consideration was paid in the form of
1.7673 shares of Company common stock and $26.00 in cash for each share of Chicago Title common stock, resulting in the issuance of approximately 38.8 million shares of Company common stock valued at an average price during the applicable trading period of $13.1771 per share and the payment of approximately $570.2 million in cash. The merger was accounted for as a purchase, and the Company is amortizing cost in excess of net assets acquired in connection with the merger on a straight-line basis over 20 years.

The Company's Condensed Consolidated Statements of Earnings for the first quarter of 2000 include the results of operations of Chicago Title for the period from March 20, 2000, the merger date, through March 31, 2000.

In connection with the merger, the Company entered into an $800.0 million syndicated credit agreement. The credit agreement provides for three distinct credit facilities: (i) a $100.0 million, 18-month revolving credit facility, which has been paid in full and terminated, see Note D; (ii) a $250.0 million, 6-year revolving credit facility; and, (iii) a $450.0 million term loan facility with a 6-year amortization period. The credit agreement bears interest at a variable interest rate based on the debt ratings assigned to the Company by certain independent agencies, and is unsecured. The current interest rate is LIBOR plus 1.125%. Amounts borrowed under the credit agreement were used to finance the cash portion of the merger consideration, to refinance previously existing indebtedness, to pay fees and expenses incurred in connection with the merger and to fund other general corporate purposes.

Selected unaudited pro forma combined results of operations for the three-month period ended March 31, 2000, assuming the merger had occurred as of January 1, 2000, and using actual general and administrative expenses prior to the merger, is set forth below:


                                                                  Three months ended
                                                                       March 31,
                                                                        2000
                                                                  ------------------
                                                       (In thousands, except per share data)

          Total revenue ......................................      $   709,917
          Net earnings before merger-related expenses
            and non-recurring charges ........................      $    12,558
          Net loss ...........................................      $   (21,230)
          Basic net earnings per share before merger-related
            expenses and non-recurring charges ...............      $      0.19
          Diluted net earnings per share before merger-related
            expenses and non-recurring charges ...............      $      0.19
          Basic net loss per share ...........................      $     (0.32)
          Diluted net loss per share .........................      $     (0.32)



Note D - Common Stock Offering

On January 24, 2001, the Company issued 8,050,000 shares of its common stock at a public offering price of $33.50 per share. Proceeds from this offering, net of underwriting discounts and commissions and other estimated related expenses, were $256.3 million. Net proceeds of $100.0 million were used to repay in full and terminate the $100.0 million, 18-month revolving credit facility and net proceeds of $149.5 million were used to pay down in full the $250.0 million, 6-year revolving credit facility. The remainder of the cash proceeds are available for general corporate purposes.

Note E - Earnings Per Share

The Company presents "basic" earnings per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and "diluted" earnings per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share:

                                                 Three months ended
                                                     March 31,
                                                --------------------
                                                 2001           2000
                                                -------      -------
                                               (In thousands, except
                                                per share amounts)
Net earnings, basic and diluted basis ....      $44,992      $ 1,869
                                                =======      =======
Weighted average shares outstanding during
  the period, basic basis ................       76,047       32,526
Plus: Common stock equivalent shares
  assumed from conversion of options .....        2,672        1,428
                                                -------      -------
Weighted average shares outstanding during
  the period, diluted basis ..............       78,719       33,954
                                                =======      =======
Basic earnings per share .................      $  0.59      $  0.06
                                                =======      =======
Diluted earnings per share ...............      $  0.57      $  0.06
                                                =======      =======

Note F - Segment Information

Summarized financial information concerning the Company's reportable segments is shown in the following table. The amounts reported for 2000 include the results of operations for Chicago Title for the period from March 20, 2000, the merger date, through March 31, 2000. Reportable segments are determined based on the organizational structure and types of products and services from which each reportable segment derives its revenue.


                                                  REAL ESTATE
THREE MONTHS ENDED:                  TITLE          RELATED        CORPORATE
MARCH 31, 2001                     INSURANCE        SERVICES       AND OTHER           TOTAL
--------------                     ----------     ------------     ----------       ----------
                                                      (Dollars in thousands)
Total revenue ...............      $  701,886      $   56,908      $   19,070       $  777,864
                                   ==========      ==========      ==========       ==========
Operating earnings ..........      $   75,595      $    8,228      $    6,399       $   90,222
Interest and investment
  income, including
  realized gains and losses..          25,647             358           1,843           27,848

Depreciation and
  amortization expense ......          22,934           2,076           2,420           27,430
Interest expense ............           1,243               3          13,136           14,382
                                   ----------      ----------      ----------       ----------
Earnings (loss) before
  income taxes ..............          77,065           6,507          (7,314)          76,258
Income tax expense
  (benefit) .................          31,597           2,668          (2,999)          31,266
                                   ----------      ----------      ----------       ----------
Net earnings (loss) .........      $   45,468      $    3,839      $   (4,315)      $   44,992
                                   ==========      ==========      ==========       ==========
Assets ......................      $3,213,190      $  265,752      $  453,071       $3,932,013
                                   ==========      ==========      ==========       ==========


                                                  REAL ESTATE
THREE MONTHS ENDED:                  TITLE          RELATED        CORPORATE
MARCH 31, 2000                     INSURANCE        SERVICES        AND OTHER          TOTAL
--------------                     ----------     ------------     ----------       ----------
                                                     (Dollars in thousands)

Total revenue ...............      $  329,490      $   20,992      $   27,175       $  377,657
                                   ==========      ==========      ==========       ==========
Operating earnings (loss)....      $   24,804      $    1,897      $  (11,142)      $   15,559
Interest and investment
  income, including
  realized gains and losses..          10,865             122           3,713           14,700
Depreciation and
  amortization expense ......           9,289             387           6,343           16,019
Interest expense ............             792               2           5,785            6,579
                                   ----------      ----------      ----------       ----------
Earnings (loss) before
  income taxes ..............          25,588           1,630         (19,557)           7,661
Income tax expense
  (benefit) .................          19,345           1,232         (14,785)           5,792
                                   ----------      ----------      ----------       ----------
Net earnings (loss) .........      $    6,243      $      398      $   (4,772)      $    1,869
                                   ==========      ==========      ==========       ==========
Assets ......................      $3,048,525      $   54,857      $  428,746       $3,532,128
                                   ==========      ==========      ==========       ==========


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

Note G - Dividends and Stock Repurchase Program

On January 13, 2001, the Company's Board of Directors declared a cash dividend of $.10 per share, payable on April 27, 2001, to stockholders of record as of April 13, 2001. On April 25, 2001, the Company's Board of Directors declared a cash dividend of $.10 per share, payable on July 27, 2001, to stockholders of record as of July 13, 2001.

On April 25, 2001, the Company's Board of Directors authorized the Company to purchase up to 5,000,000 shares of its common stock. Purchases may be made from time to time by the Company in the open market, in block purchases or in privately negotiated transactions.

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

Factors Affecting Comparability

Our Condensed Consolidated Statements of Earnings for 2000 include the results of operations of Chicago Title for the period from March 20, 2000, the merger date, through March 31, 2000. As a result, quarter over quarter comparisons may not be meaningful. In addition, during the first quarter of 2000 we recorded certain non-recurring charges totaling $13.4 million, after applicable taxes. These charges primarily relate to the revaluation of non-title assets, including our investment in Express Network, Inc. ("ENI"), which was sold in the second quarter of 2000, and existing goodwill associated with ENI and the write-off of obsolete software.


                              RESULTS OF OPERATIONS

Net earnings for the first quarter of 2001 were $45.0 million, or $0.57 per diluted share, as compared with net earnings of $1.9 million, or $0.06 per diluted share, for the first quarter of 2000. Excluding the non-recurring, non-title related charges we recorded in the first quarter of 2000 of $13.4 million, or $0.39 per diluted share, net earnings for the three-month period ending March 31, 2000 were $15.2 million, or $0.45 per diluted share.

The following table presents the calculation of net earnings before amortization of cost in excess of net assets acquired and non-recurring charges. We believe that earnings before amortization of cost in excess of net assets acquired and non-recurring charges better reflects the operational performance of our business.

                                               Three months ended
                                                     March 31,
                                             -----------------------
                                                 2001           2000
                                             --------       --------
                                              (In thousands, except
                                                   per share data)
Net earnings ..........................      $ 44,992       $  1,869
Amortization of cost in excess of
  net assets acquired .................        11,722          1,654
Tax effect of amortization of cost in
  excess of net assets acquired .......          (247)            --
Non-recurring charges, net of tax .....            --         13,371
                                             --------       --------
Net earnings before amortization
  of cost in excess of net assets
  acquired and non-recurring charges ..      $ 56,467       $ 16,894
                                             ========       ========
Diluted net earnings per share before
 amortization of cost in excess of net
 assets acquired and non-recurring
 charges ..............................      $   0.72       $   0.50
                                             ========       ========
Diluted weighted average shares
  outstanding .........................        78,719         33,954
                                             ========       ========


Our acquisition of Chicago Title on March 20, 2000, has impacted the mix of business between our direct and agency operations as compared with the prior year period. Economic conditions, including the steady increase in interest rates during the second half of 1999 through the first half of 2000, resulted in a significant decline in refinancing transactions in 2000, which shifted the real estate market during that period from a refinance-driven market to a more traditional market driven by new home purchases and resales. However, beginning in December 2000 and continuing through the first quarter of 2001, the Federal Reserve Board has reduced interest rates by two percentage points, bringing interest rates down to their lowest level in nearly two years, which has significantly increased the volume of refinance activity. As a result of the shift in mix of business from the Chicago Title merger, along with steady decreases in interest rates, total title insurance premiums have increased in the first quarter of 2001 as compared with the first quarter of 2000 on a pro forma basis (assuming the Chicago Title merger occurred on January 1, 2000).

The following table presents information regarding the components of title insurance premiums:

                                                    Three months ended
                                                        March 31,
                                ----------------------------------------------
                                              % of                       % of
                                  2001        Total         2000         Total
                                --------      -------     --------      -------
                                                  (Dollars in thousands)
Title premiums from direct
  operations                    $249,707         46.7%    $102,466         39.3%
Title premiums from agency
  operations                     285,133         53.3%     157,934         60.7%
                                --------      -------     --------      -------

        Total                   $534,840        100.0%    $260,400        100.0%
                                ========      =======     ========      =======

The increase in real estate activity in 2001 as well as the inclusion of the results of the Chicago Title operations for a full quarter in 2001 as compared with eleven days in the prior year quarter, has been partially offset by a decrease in the average fee per file. The decrease in fee per file is consistent with the increased levels of refinance activity experienced during the first quarter of 2001.

Escrow and other title-related fees for the three-month period ended March 31, 2001 were $141.4 million as compared with $58.2 million for the corresponding period of the prior year. The trend in escrow and title-related fees is generally consistent with that of our direct title premiums.

Revenues from real estate related services were $56.6 million in the first quarter of 2001 as compared with $20.9 million for the prior year quarter. The increase in revenue for the three-month period is primarily the result of the acquisition of Chicago Title as well as increases in revenue from our credit reporting, flood monitoring, home warranty insurance and tax qualifying property exchange services.

Interest and investment income was $27.8 million in the first quarter of 2001 as compared with $14.7 million in the first quarter of 2000. The increase in interest and investment income earned during the first quarter of 2001 is primarily due to an increase in invested assets as a result of the Chicago Title acquisition. The increase in invested assets and interest earned thereon in the first quarter of 2001 was partially offset by net realized gains on the sale of assets of $0.8 million as compared with net realized gains of $4.5 million in the first quarter of 2000.

Other income represents external revenue generated by Micro General Corporation, our majority-owned information-services subsidiary, FNF Capital, Inc., our equipment leasing subsidiary and ENI, which was sold in the second quarter of 2000. Other income for the first quarter of 2001 was $17.2 million as compared with $23.5 million for the first quarter of 2000. The decrease in other income is due to the sale of ENI in the second quarter of 2000 as well as decreases in externally generated revenue by Micro General Corporation.

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

Personnel costs include base salaries, commissions and bonuses paid to employees, and are one of our most significant operating expenses. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. For the first quarter of 2001 personnel costs were $250.8 million, or 32.3% of total revenue, compared with $110.7 million, or 29.3% of total revenue for the corresponding 2000 quarter. On a pro forma basis (assuming the Chicago Title merger occurred on January 1, 2000), personnel costs as a percentage of revenue have decreased in the first quarter of 2001 as compared with the first quarter of 2000. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. We will continue to monitor prevailing market conditions and will adjust personnel costs in accordance with activity.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services (including personnel costs associated with information technology support), professional services, advertising expenses, general insurance, depreciation and trade and notes receivable allowances. We continue to be committed to cost control measures. In response to market conditions, we have implemented aggressive cost control programs in order to maintain operating expenses at levels consistent with the levels of revenue. However, certain fixed costs are incurred regardless of revenue levels, resulting in period-over-period fluctuations. Our cost control programs are designed to evaluate expenses, both current and budgeted, relative to existing and projected market conditions. Total other operating expenses were $176.0 million, or 22.6% of total revenues for the first quarter of 2001 as compared with $110.6 million, or 29.3% of total revenues for the first quarter of 2000.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 77.8% of agent title premiums in the first quarter of 2001 as compared with 79.7% of agent title premiums for the first quarter of 2000. Agent commissions and the resulting percentage of agent title premiums retained by us vary according to regional differences in real estate closing practices and state regulations.

The provision for claim losses includes an estimate of anticipated title claims, escrow losses and major claims. The estimate of anticipated title claims and escrow losses is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claim loss experience on a continual basis and adjust the provision for claim losses accordingly. Based on our loss development studies, we believe that as a result of our underwriting and claims handling practices, as well as the refinancing business of prior years, we will maintain the favorable claim loss trends we have experienced over the past several years. As such, our claim loss provision as a percentage of total title premiums was 5.0% in the first quarter of 2001 as compared with 5.6% in the first quarter of 2000.

Interest expense for the three-month period ended March 31, 2001 was $14.4 million. Interest expense for the three-month period ended March 31, 2000 was $6.6 million. The increase in interest expense in 2001 is attributable to the increase in outstanding notes payable, primarily related to the financing of the Chicago Title merger.

Amortization of cost in excess of net assets acquired was $11.7 million in the first quarter of 2001 as compared with $1.7 million in the first quarter of 2000. In connection with the acquisition of Chicago Title, we recorded estimated cost in excess of net assets acquired of approximately $762.3 million. As a result, amortization of cost in excess of net assets acquired has increased accordingly.

Income tax expense, as a percentage of earnings before income taxes, was 41.0% and 75.6% for the first quarters of 2001 and 2000, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, the impact of the non-recurring charges in the first quarter of 2000 and the non-deductible goodwill recorded pursuant to the Chicago Title merger and the characteristics of net earnings, i.e. operating income versus investment income.


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

On January 24, 2001, we issued 8,050,000 shares of our common stock at a public offering price of $33.50 per share. Proceeds from this offering, net of underwriting discounts and commissions and other estimated related expenses, were $256.3 million. Net proceeds of $100.0 million were used to repay in full and terminate the $100.0 million, 18 month revolving credit facility and net proceeds of $149.5 million were used to pay down in full the $250.0 million, 6 year revolving credit facility. The remainder of the cash proceeds are available for general corporate purposes. See Note D.

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

Our two significant sources of funds are dividends and distributions from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are executed within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. Our underwritten title companies, real estate related service companies, Micro General and FNF Capital collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries. Positive cash flow from these subsidiaries are invested primarily in cash and cash equivalents.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2000.

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


Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits:

               3-4 Amendments to Bylaws of the Registrant.

        (b)    Reports on Form 8-K:
               A Current Report on Form 8-K, dated January 16, 2001, was filed during the first quarter of 2001 to announce plans to make a public offering of shares of our Common Stock.

               A Current Report on Form 8-K, dated January 17, 2001, was filed during the first quarter of 2001 to announce that we expect to at least meet First Call's consensus fourth quarter earnings per share estimates.


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

                        FIDELITY NATIONAL FINANCIAL, INC.
                        ---------------------------------
                                  (Registrant)

By:  /s/ Alan L. Stinson
    --------------------------------------
    Alan L. Stinson
    Executive Vice President, Chief Financial Officer
    (Principal Financial and Accounting Officer)             Date:  May 14, 2001