Form 10-Q
period 2001-06-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2001-08-03
CIK 809398

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

                       For the Quarter Ended June 30, 2001

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

                                YES ( X ) NO ( )

As of August 2, 2001, 86,366,541 shares of the Registrant's Common Stock were outstanding.

                                    FORM 10-Q

                                QUARTERLY REPORT
                           Quarter Ended June 30, 2001

                                      INDEX



                                                                                         Page
                                                                                         ----
Part I: FINANCIAL INFORMATION

        Item 1. Condensed Consolidated Financial Statements

                A.      Condensed Consolidated Balance Sheets as of June 30,
                        2001 and December 31, 2000                                        3

                B.      Condensed Consolidated Statements of Earnings for the
                        three months and six months ended June 30, 2001 and 2000          4

                C.      Condensed Consolidated Statements of Comprehensive
                        Earnings for the three months and six months ended June
                        30, 2001 and 2000                                                 5

                D.      Condensed Consolidated Statement of Stockholders' Equity
                        for the six months ended June 30, 2001                            6

                E.      Condensed Consolidated Statements of Cash Flows for the
                        six months ended June 30, 2001 and 2000                           7

                F.      Notes to Condensed Consolidated Financial Statements              9

        Item 2. Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                13

        Item 3. Quantitative and Qualitative Disclosure About Market Risk                 17

Part II: OTHER INFORMATION

        Item 1. Legal Proceedings                                                         18

        Item 4. Submission of Matters to a Vote of Security Holders                       18

        Item 6. Exhibits and Reports on Form 8-K                                          19

Part I:  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)



                                                                                           June 30,        December 31,
                                                                                             2001              2000
                                                                                          ----------       ------------
                                                                                         (Unaudited)
                                     ASSETS
Investments:
         Fixed maturities available for sale, at fair value at
              June 30, 2001 includes $191,158 and, at December 31, 2000
              includes $248,512 of pledged fixed maturity  securities
              related to secured trust deposits ...................................       $1,082,483        $1,188,681
         Equity securities, at fair value .........................................           38,673            39,959
         Other long-term investments, at fair value ...............................           41,380            46,870
         Short-term investments, at June 30, 2001 includes $270,921 and at December 31, 2000 includes $210,861 of pledged
              short-term investments related to secured trust deposits ............          627,434           409,317
         Investments in real estate and partnerships, net .........................              441               504
                                                                                          ----------        ----------
                  Total investments ...............................................        1,790,411         1,685,331
Cash and cash equivalents at June 30, 2001 includes $184,418 and, at
         December 31, 2000 includes $132,141 of pledged cash related to
         secured trust deposits ...................................................          381,331           262,955
Leases and residual interests in securitizations ..................................          193,827           151,052
Trade receivables, net ............................................................          151,258           127,633
Notes receivable, net .............................................................           15,819            16,381
Income taxes receivable ...........................................................               --            22,343
Cost in excess of net assets acquired, net ........................................          792,631           770,060
Prepaid expenses and other assets .................................................          203,980           231,118
Title plants ......................................................................          276,038           275,295
Property and equipment, net .......................................................          166,155           172,838
Deferred tax asset ................................................................          116,252           118,979
                                                                                          ----------        ----------
                                                                                          $4,087,702        $3,833,985
                                                                                          ==========        ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Accounts payable and accrued liabilities .................................       $  377,658        $  446,394
         Notes payable ............................................................          600,328           791,430
         Reserve for claim losses .................................................          894,063           907,482
         Secured trust deposits ...................................................          639,304           576,350
         Income taxes payable .....................................................           74,714                --
                                                                                          ----------        ----------
                                                                                           2,586,067         2,721,656
         Minority interests .......................................................            8,218             5,592
Stockholders' equity:
         Preferred stock, $.0001 par value; authorized, 3,000,000 shares;
           issued and outstanding, none ...........................................               --                --
         Common stock, $.0001 par value; authorized, 100,000,000 shares;
            issued, 86,060,287 as of June 30, 2001 and 76,449,349 as of
            December 31, 2000 .....................................................                9                 8
         Additional paid-in capital ...............................................          964,250           695,140
         Retained earnings ........................................................          522,655           409,216
                                                                                          ----------        ----------
                                                                                           1,486,914         1,104,364
         Accumulated other comprehensive earnings .................................            6,503             2,373
                                                                                          ----------        ----------
                                                                                           1,493,417         1,106,737
                                                                                          ----------        ----------
                                                                                          $4,087,702        $3,833,985
                                                                                          ==========        ==========


            See Notes to Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)



                                                                       Three months ended             Six months ended
                                                                             June 30,                      June 30,
                                                                   ---------------------------    ---------------------------
                                                                      2001            2000            2001             2000
                                                                   -----------     -----------    -----------     -----------
                                                                          (Unaudited)                     (Unaudited)
REVENUE:
     Title insurance premiums .................................    $   667,539     $   535,004    $ 1,202,379     $   795,404
     Escrow and other title-related fees ......................        187,573         132,517        328,972         190,742
     Real estate related services .............................         62,309          46,077        118,859          66,947
     Interest and investment income, including
       realized gains and losses ..............................         28,102          20,645         55,950          35,345
     Other income .............................................         16,025          23,399         33,252          46,861
                                                                   -----------     -----------    -----------     -----------
                                                                       961,548         757,642      1,739,412       1,135,299
                                                                   -----------     -----------    -----------     -----------
EXPENSES:
     Personnel costs ..........................................        294,373         241,764        545,197         352,471
     Other operating expenses .................................        204,261         168,375        380,270         278,938
     Agent commissions ........................................        256,028         233,098        477,956         359,006
     Provision for claim losses ...............................         33,714          25,185         60,455          39,770
     Interest expense .........................................          9,139          18,112         23,521          24,691
                                                                   -----------     -----------    -----------     -----------
              Total expenses ..................................        797,515         686,534      1,487,399       1,054,876
                                                                   -----------     -----------    -----------     -----------
Earnings before amortization of cost in excess
     of net assets acquired ...................................        164,033          71,108        252,013          80,423
Amortization of cost in excess of net assets acquired .........         11,777          11,874         23,499          13,528
                                                                   -----------     -----------    -----------     -----------
Earnings before income taxes and cumulative
     effect of a change in accounting principle ...............        152,256          59,234        228,514          66,895
Income tax expense ............................................         62,425          27,863         93,691          33,655
                                                                   -----------     -----------    -----------     -----------
Earnings before cumulative effect of a change in
     accounting principle .....................................         89,831          31,371        134,823          33,240
Cumulative effect of a change in an accounting
     principle, net of income tax benefit of $3,035 ...........         (5,709)             --         (5,709)             --
                                                                   -----------     -----------    -----------     -----------
              Net earnings ....................................    $    84,122     $    31,371    $   129,114     $    33,240
                                                                   ===========     ===========    ===========     ===========
     Basic earnings per share before cumulative
              effect of a change in accounting principle ......    $      1.04     $      0.43    $      1.59     $      0.61
     Cumulative effect of a change in
              accounting principle ............................          (0.06)             --          (0.07)             --
                                                                   -----------     -----------    -----------     -----------
     Basic earnings per share .................................    $      0.98     $      0.43    $      1.52     $      0.61
                                                                   ===========     ===========    ===========     ===========
     Weighted average shares outstanding, basic
              basis ...........................................         86,053          73,531         84,859          54,515
                                                                   ===========     ===========    ===========     ===========
     Diluted earnings per share before cumulative
              effect of a change in accounting principle ......    $      1.02     $      0.41    $      1.55     $      0.59
     Cumulative effect of a change in
              accounting principle ............................          (0.07)             --          (0.07)             --
                                                                   -----------     -----------    -----------     -----------
     Diluted earnings per share ...............................    $      0.95     $      0.41    $      1.48     $      0.59
                                                                   ===========     ===========    ===========     ===========
     Weighted average shares outstanding, diluted basis .......         88,266          75,753         87,433          56,261
                                                                   ===========     ===========    ===========     ===========
     Cash dividends per share .................................    $      0.09     $      0.09    $      0.18     $      0.18
                                                                   ===========     ===========    ===========     ===========


See Notes to Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (In thousands)



                                                                   Three months ended           Six months ended
                                                                        June 30,                    June 30,
                                                                 -----------------------     -----------------------
                                                                   2001          2000          2001           2000
                                                                 ---------     ---------     ---------     ---------
                                                                       (Unaudited)                 (Unaudited)
Net earnings ................................................    $  84,122     $  31,371     $ 129,114     $  33,240
Other comprehensive earnings (loss):
  Unrealized gains (losses) on investments, net (1) .........          273        (6,231)        5,029           405
  Reclassification adjustments for (gains) losses
    included in net earnings (2) ............................       (1,795)        1,245          (899)         (433)
                                                                 ---------     ---------     ---------     ---------
Other comprehensive earnings (loss) .........................       (1,522)       (4,986)        4,130           (28)
                                                                 ---------     ---------     ---------     ---------
Comprehensive earnings ......................................    $  82,600     $  26,385     $ 133,244     $  33,212
                                                                 =========     =========     =========     =========


(1) Net of income tax expense (benefit) of $182 and $(4.2) million and $3.4 million and $270 for the three months and six months ended June 30, 2001 and 2000, respectively.

(2) Net of income tax expense (benefit) of $1.2 million and $(830) and $599 and $289 for the three months and six months ended June 30, 2001 and 2000, respectively.


See Notes to Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)





                                                                                                                 Accumulated
                                                                 Common Stock        Additional                     Other
                                                            ----------------------     Paid-in      Retained    Comprehensive
                                                             Shares        Amount      Capital       Earnings      Earnings
                                                            ---------    ---------   ----------     ---------   -------------
                                                                      (In thousands, except per share amounts)
Balance, December 31, 2000 .............................       76,449    $       8    $ 695,140     $ 409,216     $   2,373
     Exercise of stock options .........................          756           --        8,234            --            --
     Tax benefit associated with
         the exercise of options .......................           --           --        6,872            --            --
     Other comprehensive earnings--
         unrealized gain on investments
         and other financial instruments ...............           --           --           --            --         4,130
     Common stock offering, net ........................        8,855            1      256,300            --            --
     Capital transaction of investments
         accounted for under the
         equity method .................................           --           --       (2,296)           --            --
     Cash dividends declared ($0.18 per share) .........           --           --           --       (15,675)           --
     Net earnings ......................................           --           --           --       129,114            --
                                                            ---------    ---------    ---------     ---------     ---------
Balance, June 30, 2001 .................................       86,060    $       9    $ 964,250     $ 522,655     $   6,503
                                                            =========    =========    =========     =========     =========



See Notes to Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                                         Six months ended
                                                                                                              June 30,
                                                                                                     --------------------------
                                                                                                       2001              2000
                                                                                                     ---------        ---------
                                                                                                            (Unaudited)
Cash flows from operating activities:
    Net earnings .............................................................................       $ 129,114        $  33,240
    Reconciliation of net earnings to net cash provided by operating activities:
        Cumulative effect of a change in accounting principle ................................           8,744               --
        Depreciation and amortization ........................................................          54,357           46,551
        Net decrease in reserve for claim losses .............................................         (13,419)             (61)
        Net increase in provision for possible losses other than claims ......................           1,537              565
        Gain on sales of assets ..............................................................          (5,298)          (1,970)
    Change in assets and liabilities, net of effects from acquisitions:
        Net increase in leases and lease securitization residual interests ...................         (48,875)          (5,046)
        Net increase (decrease) in secured trust deposits ....................................           7,971          (11,160)
        Tax benefit associated with the exercise of stock options ............................           6,872               --
        Net increase in trade receivables ....................................................         (24,498)             (23)
        Net decrease in prepaid expenses and other assets ....................................          25,995           17,578
        Net decrease in accounts payable, accrued liabilities and minority interests .........         (73,913)         (62,209)
        Net increase in income taxes .........................................................          96,736           17,904
                                                                                                     ---------        ---------
Net cash provided by operating activities ....................................................         165,323           35,369
                                                                                                     ---------        ---------
Cash flows from investing activities:
        Proceeds from sale of real estate ....................................................              --                7
        Proceeds from sales of investment securities available for sale ......................         516,717          462,986
        Proceeds from maturities of investment securities available for sale .................          71,783              589
        Proceeds from sale of assets .........................................................           1,352               --
        Collections of notes receivable ......................................................           2,963            8,675
        Additions to title plants ............................................................          (1,155)             (56)
        Additions to property and equipment ..................................................         (23,375)         (16,718)
        Additions to investments .............................................................        (467,822)        (583,460)
        Net additions from short-term investment securities ..................................        (218,126)          (7,842)
        Additions to notes receivable ........................................................          (4,211)          (8,364)
        Acquisitions of businesses, net of cash acquired .....................................         (36,052)        (389,819)
                                                                                                     ---------        ---------
Net cash used in investing activities ........................................................        (157,926)        (534,002)
                                                                                                     ---------        ---------


See Notes to Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                     Six months ended
                                                                         June 30,
                                                                 --------------------------
                                                                   2001             2000
                                                                 ---------        ---------
                                                                        (Unaudited)
Cash flows from financing activities:
         Borrowings ......................................       $  98,343        $ 600,910
         Net proceeds from common stock offering .........         256,301               --
         Debt service payments ...........................        (289,445)         (47,761)
         Dividends paid ..................................         (14,731)          (9,408)
         Purchase of treasury stock ......................              --             (551)
         Stock options exercised .........................           8,234           16,601
                                                                 ---------        ---------
Net cash used in financing activities ....................          58,702          559,791
                                                                 ---------        ---------
Net increase in cash and cash equivalents ................          66,099           61,158
Cash and cash equivalents at beginning of period .........         130,814           38,569
                                                                 ---------        ---------
Cash and cash equivalents at end of period ...............       $ 196,913        $  99,727
                                                                 =========        =========
Supplemental cash flow information:
         Income taxes paid (refunded) ....................       $ (10,900)       $   6,038
                                                                 =========        =========
         Interest paid ...................................       $  23,288        $  22,988
                                                                 =========        =========
Noncash investing and financing activities:
         Dividends declared and unpaid ...................       $   7,925        $   6,722
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

On June 19, 2001 the Company acquired Risco, Inc., the third largest multiple listing service vendor in the United States, for approximately $12.0 million. The acquisition was accounted for as a purchase and the Company is amortizing the cost in excess of net assets acquired in connection with the acquisition on a straight-line basis over 15 years.

On August 1, 2001, the Company acquired approximately 77% of the outstanding common stock of Fidelity National Information Solutions, Inc. (NASDAQ:FNIS) ("FNIS"), formerly VISTA Information Solutions, Inc. (NASDAQ: VINF), a provider of real estate information products and services, including multiple listing services and environmental data and disclosure information businesses. In the transaction, the Company combined its tax, credit, flood, appraisal and property records businesses with FNIS's real estate information operations and products.

Note C - Merger with Chicago Title Corporation

On March 20, 2000, Chicago Title Corporation ("Chicago Title") merged with and into the Company pursuant to an Agreement and Plan of Merger, dated August 1, 1999, as amended on October 13, 1999. Pursuant to the merger agreement, Chicago Title stockholders received aggregate merger consideration valued at approximately $1.1 billion. The merger consideration was paid in the form of
1.9440 shares of Company common stock and $26.00 in cash for each share of Chicago Title common stock, resulting in the issuance of approximately 42.6 million shares of Company common stock valued at an average price during the applicable trading period of $11.9792 per share and the payment of approximately $570.2 million in cash. The merger was accounted for as a purchase, and the Company is amortizing cost in excess of net assets acquired in connection with the merger on a straight-line basis over 20 years.

The Company's Condensed Consolidated Statements of Earnings for 2000 include the results of operations of Chicago Title for the period from March 20, 2000, the merger date, through June 30, 2000.

In connection with the merger, the Company entered into an $800.0 million syndicated credit agreement. The credit agreement provides for three distinct credit facilities: (i) a $100.0 million, 18 month revolving credit facility, which has been paid in full and terminated, see Note E; (ii) a $250.0 million, 6 year revolving credit facility; and, (iii) a $450.0 million term loan facility with a 6 year amortization period. The credit agreement bears interest at a variable interest rate based on the debt ratings assigned to the Company by certain independent agencies, and is unsecured. The current interest rate is LIBOR plus 1.125%. Amounts borrowed under the credit agreement were used to finance the cash portion of the merger consideration, to

               Fidelity National Financial, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements


refinance previously existing indebtedness, to pay fees and expenses incurred in connection with the merger and to fund other general corporate purposes.

Selected unaudited pro forma combined results of operations for the six-month period ended June 30, 2000, assuming the merger had occurred as of January 1, 2000, and using actual general and administrative expenses prior to the merger, is set forth below:


                                                                                Six months ended
                                                                                    June 30,
                                                                                      2000
                                                                             ---------------------
                                                                             (In thousands, except
                                                                                per share data)
          Total revenue ..................................................       $   1,467,559
          Net earnings before merger-related expenses
            and non-recurring charges ....................................       $      43,929
          Net earnings ...................................................       $      10,141
          Basic net earnings per share before merger-related
            expenses and non-recurring charges ...........................       $        0.60
          Diluted net earnings per share before merger-related
            expenses and non-recurring charges ...........................       $        0.59
          Basic net earnings per share ...................................       $        0.14
          Diluted net earnings per share .................................       $        0.14

Note D - Earnings Per Share

The Company presents "basic" earnings per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and "diluted" earnings per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share:


                                                                Three months ended              Six months ended
                                                                      June 30,                      June 30,
                                                             --------------------------       -----------------------
                                                                2001             2000           2001           2000
                                                             -----------       --------       --------       --------
                                                                 (In thousands, except          (In thousands, except
                                                                  per share amounts)              per share amounts)
Net earnings, basic and diluted basis ................       $    84,122       $ 31,371       $129,114       $ 33,240
                                                             ===========       ========       ========       ========
Weighted average shares outstanding during
  the period, basic basis ............................            86,053         73,531         84,859         54,515
Plus: Common stock equivalent shares assumed
from conversion of options ...........................             2,213          2,222          2,574          1,746
                                                             -----------       --------       --------       --------
Weighted average shares outstanding during
  the period, diluted basis ..........................            88,266         75,753         87,433         56,261
                                                             ===========       ========       ========       ========
Basic earnings per share .............................       $      0.98       $   0.43       $   1.52       $   0.61
                                                             ===========       ========       ========       ========
Diluted earnings per share ...........................       $      0.95       $   0.41       $   1.48       $   0.59
                                                             ===========       ========       ========       ========

Note E - Common Stock Offering

On January 24, 2001, the Company issued 8,855,000 shares of its common stock at a public offering price of $30.45 per share. Proceeds from this offering, net of underwriting discounts and commissions and other estimated related expenses, were $256.3 million. Net proceeds of $100.0 million were used to repay in full and terminate the $100.0 million, 18-month revolving credit facility and net proceeds of $149.5 million were used to pay down in full the $250.0 million, 6-year revolving credit facility. The remainder of the cash proceeds are available for general corporate purposes.

               Fidelity National Financial, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements


Note F - Segment Information

Summarized financial information concerning the Company's reportable segments is shown in the following table. The amounts reported for 2000 include the results of operations for Chicago Title for the period from March 20, 2000, the merger date, through June 30, 2000. Reportable segments are determined based on the organizational structure and types of products and services from which each reportable segment derives its revenue.



                                                                                REAL ESTATE
SIX MONTHS ENDED:                                                  TITLE           RELATED       CORPORATE
JUNE 30, 2001                                                     INSURANCE        SERVICES       AND OTHER          TOTAL
-----------------                                                -----------    ------------     -----------      -----------
                                                                                (Dollars in thousands)
Total revenue ..............................................     $ 1,581,226     $   119,800     $    38,386      $ 1,739,412
                                                                 -----------     -----------     -----------      -----------
Operating earnings .........................................     $   219,930     $    15,941     $    14,571      $   250,442
Interest and investment
  income, including realized gains and losses ..............          49,875             941           5,134           55,950
Depreciation and amortization expense ......................          45,527           5,105           3,725           54,357
Interest expense ...........................................           2,481               3          21,037           23,521
                                                                 -----------     -----------     -----------      -----------
Earnings (loss) before income taxes and cumulative
  effect of a change in accounting principle ...............         221,797          11,774          (5,057)         228,514
Income tax expense (benefit) ...............................          90,937           4,827          (2,073)          93,691
                                                                 -----------     -----------     -----------      -----------
Earnings (loss) before cumulative effect of a
change in accounting  principle ............................         130,860           6,947          (2,984)         134,823
Cumulative effect of a change in accounting principle,
net of tax benefit .........................................              --              --          (5,709)          (5,709)
                                                                 -----------     -----------     -----------      -----------
Net earnings (loss) ........................................     $   130,860     $     6,947     $    (8,693)     $   129,114
                                                                 ===========     ===========     ===========      ===========
Assets .....................................................     $ 3,424,269     $   197,364     $   466,069      $ 4,087,702
                                                                 ===========     ===========     ===========      ===========


                                                                               REAL ESTATE
SIX MONTHS ENDED:                                                 TITLE           RELATED        CORPORATE
JUNE 30, 2000                                                    INSURANCE       SERVICES        AND OTHER          TOTAL
-----------------                                               -----------    -------------    -----------      -----------
                                                                                   (Dollars in thousands)
Total revenue ..............................................     $ 1,016,453     $    67,868     $    50,978      $ 1,135,299
                                                                 ===========     ===========     ===========      ===========
Operating earnings (loss) ..................................     $    98,621     $     8,169     $    (3,998)     $   102,792
Interest and investment Income, including realized
  gains and losses .........................................          30,307             921           4,117           35,345
Depreciation and amortization expense ......................          36,899           1,233           8,419           46,551
Interest expense ...........................................           2,135              21          22,535           24,691
                                                                 -----------     -----------     -----------      -----------
Earnings (loss) before
  Income taxes .............................................          89,894           7,836         (30,835)          66,895
Income tax expense (benefit) ...............................          45,226           3,942         (15,513)          33,655
                                                                 -----------     -----------     -----------      -----------
Net earnings (loss) ........................................     $    44,668     $     3,894     $   (15,322)     $    33,240
                                                                 ===========     ===========     ===========      ===========
Assets .....................................................     $ 3,169,756     $    94,771     $   425,254      $ 3,689,781
                                                                 ===========     ===========     ===========      ===========

               Fidelity National Financial, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements


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

Note G - Dividends and Stock Repurchase Program

On January 13, 2001, the Company's Board of Directors declared a cash dividend of $.09 per share, payable on April 27, 2001, to stockholders of record as of April 13, 2001. On April 25, 2001, the Company's Board of Directors declared a cash dividend of $.09 per share, payable on July 27, 2001, to stockholders of record as of July 13, 2001. On July 24, 2001, the Company's Board of Directors declared a cash dividend of $.10 per share, payable on October 26, 2001, to stockholders of record as of October 12, 2001.

On April 25, 2001, the Company's Board of Directors authorized the Company to purchase up to 5,500,000 shares of its common stock. Purchases may be made from time to time by the Company in the open market, in block purchases or in privately negotiated transactions. To date, no such purchases have been made.

Note H - Share and Per Share Restatement

On July 25, 2001, the Company declared a 10% stock dividend to stockholders of record on August 9, 2001, payable on August 23, 2001.

All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, in the Condensed Consolidated Financial Statements has been retroactively adjusted to reflect the stock dividend.

Note I - Cumulative Effect of a Change in Accounting Principle

During the second quarter of 2001, the Company adopted Emerging Issues Task Force No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets", ("EITF 99-20"). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities including agency interest-only strips, whether purchased or retained in securitization, and determining when these securities must be written down to fair value because of impairment. Adoption of EITF 99-20 requires the valuation of residual interest in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings when any portion of the decline in fair value is attributable to an impairment loss, rather than an unrealized loss in stockholders' equity. As such, the Company recorded a charge of $5.7 million, net of income tax benefit of $3.0 million, in the second quarter of 2001.

Note J - Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the six months ended June 30, 2001 was $23.5 million.

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

Factors Affecting Comparability

Our Condensed Consolidated Statements of Earnings for 2001 include a $5.7 million, after-tax charge, reflected as a cumulative effect of a change in accounting principle, as a result of adopting EITF 99-20 during the second quarter of 2001. See Note I of Notes to Condensed Consolidated Financial Statements.

Our Condensed Consolidated Statements of Earnings for 2000 include the results of operations of Chicago Title for the period from March 20, 2000, the merger date, through June 30, 2000. As a result, year over year comparisons may not be meaningful. In addition, during the first quarter of 2000 we recorded certain non-recurring charges totaling $13.4 million, after applicable taxes. These charges primarily relate to the revaluation of non-title assets, including our investment in Express Network, Inc. and certain existing goodwill and obsolete software.

                              RESULTS OF OPERATIONS

Net earnings for the second quarter of 2001 were $84.1 million, or $0.95 per diluted share, as compared with net earnings of $31.4 million, or $0.41 per diluted share, for the second quarter of 2000. Net earnings for the second quarter of 2001 include a $5.7 million, or $0.07 per diluted share, after tax charge, reflected as a cumulative effect of a change in accounting principle, as a result of adopting EITF 99-20. See Note I of Notes to Condensed Consolidated Financial Statements. Earnings before the cumulative effect of a change in accounting principle were $89.8 million, or $1.02 per diluted share.

Net earnings for the six months ended June 30, 2001 were $129.1 million, or $1.48 per diluted share compared with net earnings for the six months ended June 30, 2000 of $33.2 million, or $0.59 per diluted share. Excluding the cumulative effect of a change in accounting principle of $5.7 million, or $0.07 per diluted share, recorded in the second quarter of 2001, and excluding the non-recurring, non-title related charges we recorded in the first quarter of 2000 of $13.4 million, or $0.24 per diluted share, net earnings for the six-month 2001 period were $134.8 million, or $1.55 per diluted share, as compared with net earnings for the corresponding period in 2000 of $46.6 million, or $0.83 per diluted share.

The following table presents the calculation of net earnings before the cumulative effect of a change in accounting principle, amortization of cost in excess of net assets acquired and non-recurring charges. We believe that earnings before these charges better reflect the operational performance of our business.


                                                                     Three months ended               Six months ended
                                                                          June 30,                        June 30,
                                                                 ---------------------------     ----------------------------
                                                                    2001            2000             2001             2000
                                                                 -----------     -----------     -----------      -----------
                                                                       (In thousands,                    (In thousands,
                                                                    except per share data)          except per share data)
Net earnings ...............................................     $    84,122     $    31,371     $   129,114      $    33,240
Amortization of cost in excess of
     net assets acquired ...................................          11,777          11,874          23,499           13,528
Tax effect of amortization of cost in
     excess of net assets acquired .........................            (285)           (316)           (532)            (316)
Cumulative effect of a change in
     accounting principle, net of tax ......................           5,709              --           5,709               --
Non-recurring charges, net of tax ..........................              --              --              --           13,371
                                                                 -----------     -----------     -----------      -----------
Net earnings before cumulative effect
     of a change in accounting principle,
     amortization of cost in excess of net
     assets acquired and non-recurring charges .............     $   101,323     $    42,929     $   157,790      $    59,823
                                                                 ===========     ===========     ===========      ===========
Diluted net earnings per share before
     cumulative effect of a change in
     accounting principle, amortization
     of cost in excess of net assets
     acquired and non-recurring charges ....................     $      1.15     $      0.57     $      1.80      $      1.06
                                                                 ===========     ===========     ===========      ===========
Diluted weighted average shares
     outstanding ...........................................          88,266          75,753          87,433           56,261
                                                                 ===========     ===========     ===========      ===========

Economic conditions, including the steady increase in interest rates during the second half of 1999 through the first half of 2000, resulted in a significant decline in refinancing transactions in 2000, which shifted the real estate market during that period from a refinance-driven market to a more traditional market driven by new home purchases and resales. However, beginning in December 2000 and continuing through the second quarter of 2001, the Federal Reserve Board has reduced interest rates by 275 basis points, bringing interest rates down to their lowest level in nearly two years, which has significantly increased the volume of refinance activity. As a result of the steady decreases in interest rates, total title insurance premiums have increased for the six months ended June 30, 2001 as compared with the six months ended June 30, 2000 on a pro forma basis (assuming the Chicago Title merger occurred on January 1, 2000).

The following table presents information regarding the components of title premiums:


                                          Three months ended                                     Six months ended
                                                June 30,                                             June 30,
                           --------------------------------------------------    -------------------------------------------------
                                           % of                       % of                      % of                      % of
                              2001        Total          2000         Total         2001        Total          2000       Total
                           ----------   ----------    ----------   ----------    ----------   ----------    ----------  ----------
                                        (Dollars in thousands)                               (Dollars in thousands)
Title premiums
  from direct
  operations ...........      339,238         50.8%   $  233,362         43.6%   $  588,945         49.0%   $  335,828        42.2%
Title premiums
  from agency
  operations ...........      328,301         49.2%      301,642         56.4%      613,434         51.0%      459,576        57.8%
                           ----------   ----------    ----------   ----------    ----------   ----------    ----------  ----------
        Total ..........   $  667,539        100.0%   $  535,004        100.0%   $1,202,379        100.0%   $  795,404       100.0%
                           ==========   ==========    ==========   ==========    ==========   ==========    ==========  ==========

Total title premiums have increased in the second quarter of 2001 as compared with the second quarter of 2000 due to the increase in real estate and refinance activity as a result of decreasing interest rates. For the six-month period ending June 30, 2001, title premiums have increased as compared to the prior year period as a result of the increase in real estate and refinance activity as well as the inclusion of Chicago Title operations for a full year in 2001 versus a partial year in 2000. In both the three and six-month periods ended June 30, 2001, the increase in title premiums have been partially offset by a decrease in the average fee per file. The decrease in the average fee per file is consistent with the increased levels of refinance activity experienced during 2001.

Escrow and other title-related fees for the three and six months ended June 30, 2001 were $187.6 million and $329.0 million, respectively, as compared with $132.5 million and $190.7 million, respectively, for the corresponding periods of the prior year. The trend in escrow fees is generally consistent with that of our direct title premiums.

Revenues from real estate related services were $62.3 million in the second quarter of 2001, as compared with $46.1 million for the prior year quarter. On a year-to-date basis, revenues were $118.9 million in 2001 and $66.9 million in 2000. The increase in revenue for the three and six-month periods ended June 30, 2001 is primarily the result of increases in revenue from our market intelligence, credit reporting, field services, tax qualifying property exchange services and property records business (IDM), which was acquired in the first quarter of 2001. In addition, the increase in revenue for the 2001 year-to-date period is the result of the inclusion of Chicago Title operations for a full year in 2001 versus a partial year in 2000.

Interest and investment income was $28.1 million in the second quarter of 2001, as compared with $20.6 million in the second quarter of 2000. The increase in interest and investment income earned during the second quarter of 2001 is primarily due to an increase in net realized gains on the sale of investments of $7.1 million. For the second quarter of 2001, net realized gains on the sale of investments were $4.5 million, as compared with net realized losses of $2.6 million in the second quarter of 2000. Interest and investment income for the six-month period ended June 30, 2001 was $56.0 million, as compared with $35.3 million for the corresponding period in 2000. The increase in interest and investment income earned in the 2001 year-to-date period is primarily due to an increase in invested assets as a result of the Chicago Title acquisition and the inclusion of Chicago Title for a full year in 2001 versus a partial year in 2000, as well as an increase in net realized gains on the sale of investments. We recorded net realized gains on the sale of investments in the 2001 period of $5.3 million, as compared with net realized gains of $2.0 million for the corresponding 2000 period.

Other income represents revenue generated by Micro General Corporation, our majority-owned information-services subsidiary, FNF Capital, Inc., our equipment leasing subsidiary and Express Network, Inc., which was sold in the second quarter of 2000. Other income for the second quarter of 2001 was $16.0 million, as compared with $23.4 million for the second quarter of 2000. On a year-to-date basis, other income was $33.3 million for the 2001 period as compared with $46.9 million in 2000. The decrease in other income is due to the sale of Express Network, Inc. in the second quarter of 2000 as well as decreases in externally generated revenue by Micro General Corporation.

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

Personnel costs include base salaries, commissions and bonuses paid to employees, and are one of our most significant operating expenses. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. For the second quarter of 2001 personnel costs were $294.4 million, or 30.6% of total revenue, compared with $241.8 million, or 31.9% of total revenue, for the corresponding 2000 quarter. For the six-month periods ended June 30, 2001 and 2000, personnel costs were $545.2 million, or 31.3% of total revenue, and $352.5 million, or 31.1% of total revenue, respectively. On a year-to-date, pro forma basis (assuming the Chicago Title merger occurred on January 1, 2000), personnel costs as a percentage of total revenues have decreased in the 2001 year-to-date period as compared with the 2000 year-to-date period. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. We will continue to monitor prevailing market conditions and will adjust personnel costs in accordance with activity.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services (including personnel costs associated with information technology support), professional services, advertising expenses, general insurance, depreciation and trade and notes receivable allowances. We continue to be committed to cost control measures. In response to market conditions, we have implemented aggressive cost control programs in order to maintain operating expenses at levels consistent with the levels of revenue. However, certain fixed costs are incurred regardless of revenue levels, resulting in period-over-period fluctuations. Our cost control programs are designed to evaluate expenses, both current and budgeted, relative to existing and projected market conditions. Total other operating expenses were $204.3 million, or 21.2% of total revenues, for the second quarter of 2001 as compared with $168.4 million, or 22.2% of total revenues, for the second quarter of 2000. For the six-month periods ended June 30, 2001 and 2000, these expenses were $380.3 million and $278.9 million, respectively. As a percentage of total revenue, other operating expenses for the 2001 period were 21.9% as compared with 24.6% for the 2000 period.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 78.0% of agent title premiums in the second quarter of 2001 as compared with 77.3% of agent title premiums for the second quarter of 2000. Agent commissions, as a percentage of agent title premiums, for the six-month periods ended June 30, 2001 and 2000 were 77.9% and 78.1%, respectively. Agent commissions and the resulting percentage of agent title premiums retained by us vary according to regional differences in real estate closing practices and state regulations.

The provision for claim losses includes an estimate of anticipated title claims and escrow losses. The estimate of anticipated title claims and escrow losses is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly. Based on our loss development studies, we believe that as a result of our underwriting and claims handling practices, as well as the refinancing business of prior years, we will maintain the favorable claim loss trends we have experienced over the past several years. As such, our claim loss provision as a percentage of total title premiums was 5.0% in the second quarter of 2001, as compared with 4.7% in the second quarter of 2000. On a year-to-date basis, our provision for claim losses as a percentage of total title premiums was 5.0% in 2001 and 2000.

Interest expense for the three and six-month periods ended June 30, 2001 was $9.1 million and $23.5 million, respectively. Interest expense for the three and six-month periods ended June 30, 2000 was $18.1 million and $24.7 million, respectively. The decrease in interest expense for the 2001 periods is attributable to the decrease in outstanding notes payable, primarily as a result of the paydown of $249.5 million in notes payable in connection with our common stock offering in January 2001 (See Note E of Notes to Condensed Consolidated Financial Statements) and a decrease in certain indices on which our variable interest rates are based.

Amortization of cost in excess of net assets acquired was $11.8 million in the second quarter of 2001, as compared with $11.9 million in the second quarter of 2000. These expenses totaled $23.5 million and $13.5 million for the six-month periods ended June 30, 2001 and 2000, respectively. In connection with the acquisition of Chicago Title on March 20, 2000, we recorded estimated cost in excess of net assets acquired of approximately $762.3 million. As a result, amortization of cost in excess of net assets acquired has increased accordingly.

Income tax expense, as a percentage of earnings before income taxes, was 41.0% and 47.0% for the second quarters of 2001 and 2000, respectively. For the six-month periods ended June 30, 2001 and 2000, income tax expense, as a percentage of earnings before income taxes, was 41.0% and 50.3%, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, the impact of the non-recurring charges in the first quarter of 2000 and the non-deductible goodwill recorded pursuant to the Chicago Title merger and the characteristics of net earnings, i.e. operating income versus investment income.

                         LIQUIDITY AND CAPITAL RESOURCES

In connection with the Chicago Title merger, we entered into a syndicated credit agreement. The credit agreement provides for three distinct credit facilities:

        - $100.0 million, 18 month revolving credit facility due September 30, 2001, repaid and terminated on January 24, 2001;

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

On January 24, 2001, we issued 8,855,000 shares of our common stock at a public offering price of $30.45 per share. Proceeds from this offering, net of underwriting discounts and commissions and other estimated related expenses, were $256.3 million. Net proceeds of $100.0 million were used to repay in full and terminate the $100.0 million, 18 month revolving credit facility and net proceeds of $149.5 million were used to pay down in full the $250.0 million, 6 year revolving credit facility. The remainder of the cash proceeds are available for general corporate purposes. See Note E of Notes to Condensed Consolidated Financial Statements.

Our cash requirements include debt service, operating expenses, lease fundings, lease securitizations, taxes and dividends on our common stock. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities and bank borrowings through existing credit facilities. Our short- and long-term liquidity requirements are monitored regularly to match cash inflows with cash requirements. We forecast the daily needs of all of our subsidiaries and periodically review their short- and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

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

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

        As previously disclosed in our prior Securities and Exchange Commission filings, we are named in class action lawsuits alleging irregularities and violations of law in connection with title and escrow practices. Four lawsuits are currently pending. Three previously filed lawsuits have been dismissed. One of the existing lawsuits is filed by the Attorney General of the State of California and others on behalf of the California Controller, the California Insurance Commissioner and the California general public against an alleged defendant class consisting of the entire title and escrow industry in California. The other three suits are filed by private parties in State court in Los Angeles. In February 2000, we reached a settlement of the claims alleged by the California Insurance Commissioner. Although the settlement required us to make a monetary payment, it did not require us to pay any fine or penalty. We are vigorously defending the existing lawsuits.

Item 4. Submission of Matters to Vote of Security Holders

        Our Annual Meeting of Stockholders was held on June 19, 2001 for the purpose of electing certain members of the board of directors, to approve an amendment to increase the shares available under our 1998 Stock Option Plan, to approve our 2001 Stock Incentive Plan and to approve our Annual Incentive Plan.

        Nominees for directors, whose term expired as of the date of the Annual Meeting, were elected by the following vote:


                                                 Shares Voted           Authority to Vote
                                                    "For"                  "Withheld"
                                                 ------------           -----------------
               William A. Imparato                76,563,346                1,104,235
               Donald M. Koll                     66,697,896               10,969,690
               Cary H. Thompson                   75,977,128                1,690,458
               General William Lyon               76,691,974                  985,512

        The proposal to approve the amendment to our 1998 Stock Option Plan received the following votes:


                                                   Votes                       Percentage
                                                  ----------                   ----------
               Shares Voted "For"                 36,478,603                     56.9%
               Shares Voted "Against"             27,401,466                     42.7%
               Shares Voted "Abstain"                238,466                      0.4%

        The proposal to approve the 2001 Stock Incentive Plan received the following votes:

                                                   Votes                       Percentage
                                                  ----------                   ----------
               Shares Voted "For"                 49,826,411                     77.7%
               Shares Voted "Against"             14,005,237                     21.8%
               Shares Voted "Abstain"                286,887                      0.5%

        The proposal to approve the Annual Incentive Plan received the following votes:


                                                   Votes                       Percentage
                                                  ----------                   ----------
               Shares Voted "For"                 72,235,689                     93.0%
               Shares Voted "Against"              5,156,599                      6.6%
               Shares Voted "Abstain"                277,497                      0.4%

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits:

        Exhibit 10.68 Fidelity National Financial, Inc. Amended and Restated 1998 Stock Incentive Plan.

        Exhibit 10.69 Fidelity National Financial, Inc. Amended and Restated 2001 Stock Incentive Plan.

        Exhibit 10.70 Fidelity National Financial, Inc. Employee Stock Purchase Plan, as Amended and Restated as of April 24, 2001.

        Exhibit 10.71    Employment Agreement by and between Fidelity
                         National Financial, Inc. and William P. Foley, II as of March 22, 2001.

        Exhibit 10.72 Employment Agreement by and between Fidelity National Financial, Inc. and Patrick F. Stone as of March 22, 2000.

        Exhibit 10.73 Employment Agreement by and between Fidelity National Financial, Inc. and Alan L. Stinson as of March 22, 2001.

        Exhibit 10.74 Employment Agreement by and between Fidelity National Financial, Inc. and Peter T. Sadowski as of April 11, 2001.

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



                        FIDELITY NATIONAL FINANCIAL, INC.
                                  (Registrant)


By:   /s/ Alan L. Stinson
      -------------------------------------------
      Alan L. Stinson
      Executive Vice President,
      Chief Financial Officer
      (Principal Financial and Accounting Officer)       Date:  August 3, 2001