Form 10-Q
period 2001-09-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2001-11-13
CIK 809398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

       [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001


                          Commission File Number 1-9396

                        FIDELITY NATIONAL FINANCIAL, INC.
             -------------------------------------------------------
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


                                 (949) 622-4333
             -------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


As of November 8, 2001, 85,661,629 shares of the Registrant's Common Stock were outstanding.

                                    FORM 10-Q
                                QUARTERLY REPORT
                        Quarter Ended September 30, 2001


                                      INDEX

                                                                                                   Page
                                                                                                   ----
Part I:    FINANCIAL INFORMATION


           Item 1.   Condensed Consolidated Financial Statements

                     A.    Condensed Consolidated Balance Sheets as of September 30, 2001            3
                           and December 31, 2000

                     B.    Condensed Consolidated Statements of Earnings for the three               4
                           months and nine months ended September 30, 2001 and 2000

                     C.    Condensed Consolidated Statements of Comprehensive Earnings               5
                           for the three months and nine months ended September 30, 2001 and 2000

                     D.    Condensed Consolidated Statement of Stockholders' Equity for the          6
                           nine months ended September 30, 2001

                     E.    Condensed Consolidated Statements of Cash Flows for the nine months       7
                           ended September 30, 2001 and 2000

                     F.    Notes to Condensed Consolidated Financial Statements                      9

           Item 2.   Management's Discussion and Analysis of Financial                              14
                     Condition and Results of Operations

           Item 3.   Quantitative and Qualitative Disclosure About Market Risk                      18

Part II:   OTHER INFORMATION

           Item 1.   Legal Proceedings                                                              18

           Item 6.   Exhibits and Reports on Form 8-K                                               19

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                                   September 30,    December 31,
                                                                                       2001            2000
                                                                                    ----------      ----------
                                                                                    (Unaudited)
                                                    ASSETS

Investments:
      Fixed maturities available for sale, at fair value at September 30, 2001 includes $223,228 and, at December 31, 2000 includes $248,512 of
        pledged fixed maturity securities related to secured trust deposits .       $1,230,753      $1,188,681
      Equity securities, at fair value .......................................          44,193          39,959
      Other long-term investments, at fair value .............................          40,049          46,870
      Short-term investments, at September 30, 2001 includes $141,747 and at
        December 31, 2000 includes $210,861 of pledged short-term investments
        related to secured trust deposits ....................................         534,969         409,317
      Investments in real estate and partnerships, net .......................             424             504
                                                                                    ----------      ----------
           Total investments .................................................       1,850,388       1,685,331
Cash and cash equivalents at September 30, 2001 includes $322,538 and, at
      December 31, 2000 includes $132,141 of pledged cash related to
      secured trust deposits .................................................         476,773         262,955
Leases and residual interests in securitizations .............................         214,151         151,052
Trade receivables, net .......................................................         161,780         127,633
Notes receivable, net ........................................................          14,192          16,381
Income taxes receivable ......................................................              --          22,343
Cost in excess of net assets acquired, net ...................................         828,770         770,060
Prepaid expenses and other assets ............................................         213,724         231,118
Title plants .................................................................         276,217         275,295
Property and equipment, net ..................................................         166,653         172,838
Deferred tax asset ...........................................................         123,948         118,979
                                                                                    ----------      ----------
                                                                                    $4,326,596      $3,833,985
                                                                                    ==========      ==========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Accounts payable and accrued liabilities ...............................      $  445,918      $  446,394
      Notes payable ..........................................................         611,150         791,430
      Reserve for claim losses ...............................................         891,430         907,482
      Secured trust deposits .................................................         658,408         576,350
      Income taxes payable ...................................................          95,232              --
                                                                                    ----------      ----------
                                                                                     2,702,138       2,721,656
      Minority interests .....................................................          40,627           5,592
Stockholders' equity:
      Preferred stock, $.0001 par value; authorized, 3,000,000 shares;
        issued and outstanding, none .........................................              --              --
      Common stock, $.0001 par value; authorized, 100,000,000 shares;
       issued, 86,521,646 as of September 30, 2001 and 76,449,349 as of
       December 31, 2000 .....................................................               9               8
      Additional paid-in capital .............................................       1,153,524         695,140
      Retained earnings ......................................................         414,389         409,216
                                                                                    ----------      ----------
                                                                                     1,567,922       1,104,364
      Accumulated other comprehensive earnings ...............................          15,909           2,373
                                                                                    ----------      ----------
                                                                                     1,583,831       1,106,737
                                                                                    ----------      ----------
                                                                                    $4,326,596      $3,833,985
                                                                                    ==========      ==========


See Notes to Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                                    Three months ended                 Nine months ended
                                                                       September 30,                     September 30,
                                                               ----------------------------      -----------------------------
                                                                   2001             2000            2001               2000
                                                               -----------      -----------      -----------       -----------
                                                                        (Unaudited)                       (Unaudited)
REVENUE:
   Title insurance premiums .............................      $   699,601      $   561,705      $ 1,901,980       $ 1,357,109
   Escrow and other title-related fees ..................          187,568          134,595          516,540           325,337
   Real estate related services .........................           76,739           49,309          195,598           116,256
   Interest and investment income, including
     realized gains and losses ..........................           24,170           26,618           80,120            61,963
   Other income .........................................           14,540           17,876           47,792            64,737
                                                               -----------      -----------      -----------       -----------
                                                                 1,002,618          790,103        2,742,030         1,925,402
                                                               -----------      -----------      -----------       -----------

EXPENSES:
   Personnel costs ......................................          308,974          247,900          854,171           600,371
   Other operating expenses .............................          208,745          168,927          589,015           447,865
   Agent commissions ....................................          288,649          254,079          766,605           613,085
   Provision for claim losses ...........................           34,980           28,085           95,435            67,855
   Interest expense .....................................           13,396           16,821           36,917            41,512
                                                               -----------      -----------      -----------       -----------
        Total expenses ..................................          854,744          715,812        2,342,143         1,770,688
                                                               -----------      -----------      -----------       -----------
Earnings before amortization of cost in excess
   of net assets acquired ...............................          147,874           74,291          399,887           154,714
Amortization of cost in excess of net assets
   acquired .............................................           11,546           10,614           35,045            24,142
                                                               -----------      -----------      -----------       -----------
Earnings before income taxes and cumulative
   effect of a change in accounting principle ...........          136,328           63,677          364,842           130,572
Income tax expense ......................................           52,246           26,107          145,937            59,762
                                                               -----------      -----------      -----------       -----------
Earnings before cumulative effect of a change in
   accounting principle .................................           84,082           37,570          218,905            70,810
Cumulative effect of a change in accounting
   principle, net of income tax benefit of $3,035 .......               --               --           (5,709)               --
                                                               -----------      -----------      -----------       -----------

        Net earnings ....................................      $    84,082      $    37,570      $   213,196       $    70,810
                                                               ===========      ===========      ===========       ===========

   Basic earnings per share before cumulative
        effect of a change in accounting
        principle .......................................      $      0.97      $      0.51      $      2.56       $      1.16
   Cumulative effect of a change in
        accounting principle ............................               --               --            (0.06)               --
                                                               -----------      -----------      -----------       -----------
   Basic earnings per share .............................      $      0.97      $      0.51      $      2.50       $      1.16
                                                               ===========      ===========      ===========       ===========
   Weighted average shares outstanding, basic
        basis ...........................................           86,314           74,246           85,350            61,140
                                                               ===========      ===========      ===========       ===========

   Diluted earnings per share before cumulative
        effect of a change in accounting
        principle .......................................      $      0.95      $      0.49      $      2.49       $      1.12
   Cumulative effect of a change in
        accounting principle ............................               --               --            (0.07)               --
                                                               -----------      -----------      -----------       -----------
   Diluted earnings per share ...........................      $      0.95      $      0.49      $      2.42       $      1.12
                                                               ===========      ===========      ===========       ===========
   Weighted average shares outstanding, diluted
        basis ...........................................           88,872           76,968           87,918            63,214
                                                               ===========      ===========      ===========       ===========

   Cash dividends per share .............................      $      0.10      $      0.09      $      0.28       $      0.27
                                                               ===========      ===========      ===========       ===========


See Notes to Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (In thousands)


                                                         Three months ended          Nine months ended
                                                            September 30,               September 30,
                                                       ----------------------      ----------------------
                                                         2001          2000          2001          2000
                                                       --------      --------      --------      --------
                                                             (Unaudited)                 (Unaudited)
Net earnings ....................................      $ 84,082      $ 37,570      $213,196      $ 70,810

Other comprehensive earnings:
  Unrealized gains on investments,
     net (1) ....................................         5,371         1,391        10,401         1,796
  Reclassification adjustments for (gains) losses
    included in net earnings (2) ................         4,035            15         3,135          (418)
                                                       --------      --------      --------      --------

Other comprehensive earnings ....................         9,406         1,406        13,536         1,378
                                                       --------      --------      --------      --------

Comprehensive earnings ..........................      $ 93,488      $ 38,976      $226,732      $ 72,188
                                                       ========      ========      ========      ========



(1) Net of income tax expense of $3.6 million and $927 and $6.9 million and $1.2 million for the three months and nine months ended September 30, 2001 and 2000, respectively.

(2) Net of income tax expense (benefit) of $(2.7) million and $(10) and $(2.1) million and $279 for the three months and nine months ended September 30, 2001 and 2000, respectively.




See Notes to Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (In thousands, except per share amounts)


                                                                                                                 Accumulated
                                                   Common Stock              Additional                             Other
                                           ----------------------------        Paid-in           Retained       Comprehensive
                                              Shares           Amount          Capital           Earnings          Earnings
                                           -----------      -----------      -----------       -----------       -----------
                                                                             (Unaudited)
Balance, December 31, 2000 ..........           76,449      $         8      $   695,140       $   409,216       $     2,373
   Exercise of stock options ........              933               --            9,950                --                --
   Tax benefit associated with
     the exercise of options ........               --               --            7,821                --                --
   Other comprehensive earnings --
     unrealized gain on investments
     and other financial instruments                --               --               --                --            13,536
   Common stock offering, net .......            8,855                1          256,300                --                --
   Capital transaction of investments
     accounted for under the
     equity method ..................               --               --           (3,508)               --                --
   Cash dividends declared ($0.28
     per share) .....................               --               --               --           (24,352)               --
   Acquisitions .....................              285               --            4,150                --                --
   Effect of 10% stock dividend .....               --               --          183,671          (183,671)               --
   Net earnings .....................               --               --               --           213,196                --
                                           -----------      -----------      -----------       -----------       -----------
Balance, September 30, 2001 .........           86,522      $         9      $ 1,153,524       $   414,389       $    15,909
                                           ===========      ===========      ===========       ===========       ===========



See Notes to Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                  Nine months ended
                                                                                                    September 30,
                                                                                             -------------------------
                                                                                               2001             2000
                                                                                             ---------       ---------
                                                                                                    (Unaudited)
Cash flows from operating activities:
      Net earnings ....................................................................      $ 213,196       $  70,810
      Reconciliation of net earnings to net cash provided by operating activities:
           Cumulative effect of a change in accounting principle ......................          8,744              --
           Depreciation and amortization ..............................................         81,719          69,963
           Net decrease in reserve for claim losses ...................................        (16,052)         (2,267)
           Net increase in provision for losses other than claims .....................          1,750             911
           Gain on sales of assets ....................................................         (8,024)         (4,703)
      Change in assets and liabilities, net of effects from acquisitions:
           Net increase in leases and lease securitization residual interests .........        (68,808)        (10,275)
           Net decrease in secured trust deposits .....................................        (13,941)         (7,816)
           Tax benefit associated with the exercise of stock options ..................          7,821              --
           Net increase in trade receivables ..........................................        (27,939)         (9,708)
           Net decrease in prepaid expenses and other assets ..........................         33,943           3,172
           Net decrease in accounts payable, accrued liabilities and minority interests        (17,307)        (46,834)
           Net increase in income taxes ...............................................        113,098          38,769
                                                                                             ---------       ---------
Net cash provided by operating activities .............................................        308,200         102,022
                                                                                             ---------       ---------

Cash flows from investing activities:
      Proceeds from sale of assets ....................................................          3,572           6,170
      Proceeds from sales of investment securities available for sale .................        633,157         520,822
      Proceeds from maturities of investment securities available for sale ............         81,723          44,818
      Collections of notes receivable .................................................          4,058          10,839
      Additions to title plants .......................................................         (1,379)           (404)
      Additions to property and equipment .............................................        (31,743)        (27,704)
      Additions to investments ........................................................       (840,308)       (447,304)
      Net additions from short-term investment securities .............................       (125,660)       (151,826)
      Additions to notes receivable ...................................................         (4,754)        (10,155)
      Acquisitions of businesses, net of cash acquired ................................        (66,760)       (538,046)
                                                                                             ---------       ---------
Net cash used in investing activities .................................................       (348,094)       (592,790)
                                                                                             ---------       ---------



See Notes to Condensed Consolidated Financial Statements

               FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                          Nine months ended
                                                            September 30,
                                                      -------------------------
                                                         2001            2000
                                                      ---------       ---------
                                                             (Unaudited)
Cash flows from financing activities:
      Borrowings ...............................      $ 115,879       $ 606,885
      Net proceeds from common stock offering ..        256,301              --
      Net proceeds from issuance of notes ......        250,000              --
      Debt service payments ....................       (546,159)        (50,061)
      Dividends paid ...........................        (22,656)        (16,129)
      Purchase of treasury stock ...............             --            (551)
      Stock options exercised ..................          9,950          33,456
                                                      ---------       ---------
Net cash provided by financing activities ......         63,315         573,600
                                                      ---------       ---------

Net increase in cash and cash equivalents ......         23,421          82,832
Cash and cash equivalents at beginning of period        130,814          38,569
                                                      ---------       ---------
Cash and cash equivalents at end of period .....      $ 154,235       $ 121,401
                                                      =========       =========

Supplemental cash flow information:
      Income taxes paid ........................      $  15,100       $   7,098
                                                      =========       =========
      Interest paid ............................      $  34,038       $  41,606
                                                      =========       =========

Noncash investing and financing activities:
      Dividends declared and unpaid ............      $   8,677       $   6,809
                                                      =========       =========



See Notes to Condensed Consolidated Financial Statements

               Fidelity National Financial, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note A - Basis of Financial Statements

The financial information included in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the "Company") and has been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Certain reclassifications have been made in the 2000 Condensed Consolidated Financial Statements to conform to classifications used in 2001.

Note B -- Recent Developments

On January 3, 2001 the Company acquired International Data Management Corporation ("IDM"), a leading provider of real estate information services, for $20.8 million in cash. IDM's real estate information databases contain over 100 million real property ownership and sales records from the continental United States. The databases are updated daily to reflect new sales, mortgage information and other changes in real property ownership. The acquisition was accounted for as a purchase and the Company is amortizing cost in excess of net assets acquired in connection with the acquisition on a straight-line basis over 15 years. See Note K of Notes to Condensed Consolidated Financial Statements.

On June 19, 2001 the Company acquired Risco, Inc. ("Risco"), the third largest multiple listing service vendor in the United States, for approximately $12.0 million. The acquisition was accounted for as a purchase and the Company is amortizing the cost in excess of net assets acquired in connection with the acquisition on a straight-line basis over 15 years. See Note K of Notes to Condensed Consolidated Financial Statements.

On August 1, 2001, the Company acquired approximately 80% of the outstanding common stock of Fidelity National Information Solutions, Inc. (NASDAQ:FNIS) ("FNIS"), formerly VISTA Information Solutions, Inc. (NASDAQ: VINF) ("Vista"), a provider of real estate information products and services, including multiple listing services and environmental data and disclosure information businesses. In the transaction, the Company combined its tax, credit, flood, appraisal, property records (IDM) and multiple listing service (Risco) businesses with FNIS's real estate information operations and products. As of September 30, 2001 and for the period August 1, 2001 to September 30, 2001, the results of operations of Vista are included in the Company's Condensed Consolidated Financial Statements.

Note C -- Merger with Chicago Title Corporation

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

Selected unaudited pro forma combined results of operations for the nine-month period ended September 30, 2000, assuming the merger had occurred as of January 1, 2000, and using actual general and administrative expenses prior to the merger, is set forth below:

                                                                Nine months ended
                                                                   September 30,
                                                                       2000
                                                                  -------------
                                                        (In thousands, except per share data)
Total revenue ..........................................          $   2,257,662
Net earnings before merger-related expenses
  and non-recurring charges ............................          $      81,499
Net earnings ...........................................          $      47,711
Basic net earnings per share before merger-related
  expenses and non-recurring charges ...................          $        1.11
Diluted net earnings per share before merger-related
  expenses and non-recurring charges ...................          $        1.08
Basic net earnings per share ...........................          $        0.65
Diluted net earnings per share .........................          $        0.63

Note D -- Earnings Per Share

The Company presents "basic" earnings per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and "diluted" earnings per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share:

                                                    Three months ended           Nine months ended
                                                       September 30,               September 30,
                                                  ----------------------      ----------------------
                                                    2001          2000          2001          2000
                                                  --------      --------      --------      --------
                                                  (In thousands, except        (In thousands, except
                                                    per share amounts)           per share amounts)
Net earnings, basic and diluted basis ......      $ 84,082      $ 37,570      $213,196      $ 70,810
                                                  ========      ========      ========      ========

Weighted average shares outstanding during
  the period, basic basis ..................        86,314        74,246        85,350        61,140
Plus: Common stock equivalent shares assumed
        from conversion of options .........         2,558         2,722         2,568         2,074
                                                  --------      --------      --------      --------
Weighted average shares outstanding during
  the period, diluted basis ................        88,872        76,968        87,918        63,214
                                                  ========      ========      ========      ========

Basic earnings per share ...................      $   0.97      $   0.51      $   2.50      $   1.16
                                                  ========      ========      ========      ========

Diluted earnings per share .................      $   0.95      $   0.49      $   2.42      $   1.12
                                                  ========      ========      ========      ========

Note E -- Common Stock Offering

On January 24, 2001, the Company issued 8,855,000 shares of its common stock at a public offering price of $30.45 per share. Proceeds from this offering, net of underwriting discounts and commissions and other estimated related expenses, were $256.3 million. Proceeds of $100.0 million were used to repay in full and terminate the $100.0 million, 18-month revolving credit facility and proceeds of $149.5 million were used to pay down in full the $250.0 million, 6-year revolving credit facility. The remainder of the cash proceeds are available for general corporate purposes.

               Fidelity National Financial, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note F -- Issuance of Notes

On August 20, 2001, the Company completed a private placement of $250.0 million aggregate principal amount of 7.30% notes ("Notes") due August 15, 2011. The Company received net proceeds of $247.0 million, after expenses, which were used to pay down a portion of the $450.0 million, 6-year term loan facility.

Note G -- Segment Information

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

                                                    REAL ESTATE
NINE MONTHS ENDED:                    TITLE            RELATED        CORPORATE
SEPTEMBER 30, 2001                  INSURANCE         SERVICES        AND OTHER           TOTAL
------------------                 -----------      -----------      -----------       -----------
                                                       (Dollars in thousands)
Total revenue ...............      $ 2,486,512      $   197,111      $    58,407       $ 2,742,030
                                   ===========      ===========      ===========       ===========

Operating earnings ..........      $   354,735      $    23,706      $    24,917       $   403,358
Interest and investment
  income, including
  realized gains and losses .           67,992            1,513           10,615            80,120
Depreciation and
  amortization expense ......           67,885            7,462            6,372            81,719
Interest expense ............            3,696              291           32,930            36,917
                                   -----------      -----------      -----------       -----------
Earnings (loss) before
  income taxes and cumulative
  effect of a change in
  accounting principle ......          351,146           17,466           (3,770)          364,842
Income tax expense
  (benefit) .................          140,459            6,986           (1,508)          145,937
                                   -----------      -----------      -----------       -----------
Earnings (loss) before
  cumulative effect of a
  change in accounting
  principle .................          210,687           10,480           (2,262)          218,905

Cumulative effect of a change
  in accounting principle,
  net of tax benefit ........               --               --           (5,709)           (5,709)
                                   -----------      -----------      -----------       -----------
Net earnings (loss) .........      $   210,687      $    10,480      $    (7,971)      $   213,196
                                   ===========      ===========      ===========       ===========

Assets ......................      $ 3,515,502      $   278,656      $   532,438       $ 4,326,596
                                   ===========      ===========      ===========       ===========

                                                 REAL ESTATE
NINE MONTHS ENDED:                 TITLE           RELATED        CORPORATE
SEPTEMBER 30, 2000               INSURANCE        SERVICES        AND OTHER         TOTAL
------------------               ----------      -----------     ----------       ----------
                                                   (Dollars in thousands)
Total revenue .............      $1,738,234      $  117,190      $   69,978       $1,925,402
                                 ==========      ==========      ==========       ==========
Operating earnings (loss) .      $  160,565      $   15,800      $    3,719       $  180,084
Interest and investment
  Income, including
  realized gains and losses          55,788             934           5,241           61,963
Depreciation and
  amortization expense ....          56,333           2,060          11,570           69,963
Interest expense ..........           3,580              22          37,910           41,512
                                 ----------      ----------      ----------       ----------
Earnings (loss) before
  Income taxes ............         156,440          14,652         (40,520)         130,572
Income tax expense
  (benefit) ...............          71,603           6,705         (18,546)          59,762
                                 ----------      ----------      ----------       ----------

Net earnings (loss) .......      $   84,837      $    7,947      $  (21,974)      $   70,810
                                 ==========      ==========      ==========       ==========
Assets ....................      $3,275,312      $  121,087      $  421,624       $3,818,023
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

Real Estate Related Services

This segment, consisting of various real estate related and ancillary service subsidiaries, offers the complementary specialized products and services required to execute and close a real estate transaction that are not offered by the title insurance segment described above. These services include document recording services on a nationwide basis, tax qualifying property exchange services, property appraisal services, tax monitoring services, home warranty insurance, credit reporting, real estate referral services, flood monitoring, foreclosure publishing and posting, inspection services, property records and multiple listing services. These services require specialized expertise and have been centralized for efficiency and ease of management.

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

Note H -- Dividends and Stock Repurchase Program

On February 13, 2001, the Company's Board of Directors declared a cash dividend of $.09 per share, payable on April 27, 2001, to stockholders of record as of April 13, 2001. On April 24, 2001, the Company's Board of Directors declared a cash dividend of $.09 per share, payable on July 27, 2001, to stockholders of record as of July 13, 2001. On July 24, 2001, the Company's Board of Directors declared a cash dividend of $.10 per share, payable on October 26, 2001, to stockholders of

               Fidelity National Financial, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

record as of October 12, 2001. On October 24, 2001, the Company's Board of Directors declared a cash dividend of $.10 per share, payable on January 25, 2002 to stockholders of record as of January 11, 2002.

On April 24, 2001, the Company's Board of Directors authorized the Company to purchase up to 5,500,000 shares (post dividend, 5,000,000 shares pre dividend) of its common stock. Purchases may be made from time to time by the Company in the open market, in block purchases or in privately negotiated transactions. As of October 29, 2001, the Company has repurchased a total of 1,000,000 shares of common stock for $22.9 million, or an average price of $22.93 per share.

Note I -- Share and Per Share Restatement

On July 24, 2001, the Company declared a 10% stock dividend to stockholders of record on August 9, 2001, payable on August 23, 2001. The fair value of the additional shares of common stock issued in connection with the stock dividend was credited to additional paid-in capital and a like amount was charged to retained earnings.

All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, in the Condensed Consolidated Financial Statements has been retroactively adjusted to reflect the stock dividend.

Note J -- Cumulative Effect of a Change in Accounting Principle

During the second quarter of 2001, the Company adopted Emerging Issues Task Force No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets", ("EITF 99-20"). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities including agency interest-only strips, whether purchased or retained in securitization, and determining when these securities must be written down to fair value because of impairment. Adoption of EITF 99-20 requires the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings when any portion of the decline in fair value is attributable to an impairment loss, rather than an unrealized loss in stockholders' equity. As such, the Company recorded a charge of $5.7 million, net of income tax benefit of $3.0 million, in the second quarter of 2001.

Note K - Recent Accounting Pronouncements

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

SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the nine months ended September 30, 2001 was $35.0 million.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company expects that the adoption of SFAS No. 144 will not have a material impact on its financial statements or results of operations.

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

Factors Affecting Comparability

Our Condensed Consolidated Statements of Earnings for 2001 include a $5.7 million, after-tax charge, reflected as a cumulative effect of a change in accounting principle, as a result of adopting EITF 99-20 during the second quarter of 2001. See Note J of Notes to Condensed Consolidated Financial Statements. In addition, our Condensed Consolidated Financial Statements as of September 30, 2001 and for the period from August 1, 2001 through September 30, 2001 include the results of operations of Vista. See Note B of Notes to Condensed Consolidated Financial Statements.

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


                              RESULTS OF OPERATIONS

Net earnings for the third quarter of 2001 were $84.1 million, or $0.95 per diluted share, as compared with net earnings of $37.6 million, or $0.49 per diluted share, for the third quarter of 2000.

Net earnings for the nine months ended September 30, 2001 were $213.2 million, or $2.42 per diluted share, compared with net earnings for the nine months ended September 30, 2000 of $70.8 million, or $1.12 per diluted share. Excluding the cumulative effect of a change in accounting principle of $5.7 million, or $.07 per diluted share, recorded in the second quarter of 2001, and excluding the non-recurring, non-title related charges of $13.4 million, or $0.21 per diluted share, recorded in the first quarter of 2000, net earnings for the nine-month 2001 period were $218.9 million, or $2.49 per diluted share, as compared with net earnings for the corresponding period in 2000 of $84.2 million, or $1.33 per diluted share.

The following table presents the calculation of net earnings before the cumulative effect of a change in accounting principle, amortization of cost in excess of net assets acquired and non-recurring charges. We believe that earnings before these charges better reflect the operational performance of our business.

                                                  Three months ended              Nine months ended
                                                     September 30,                   September 30,
                                              -------------------------       -------------------------
                                                2001             2000           2001             2000
                                              ---------       ---------       ---------       ---------
                                                (In thousands, except           (In thousands, except
                                                    per share data)                 per share data)
Net earnings ...........................      $  84,082       $  37,570       $ 213,196       $  70,810
Amortization of cost in excess of
   net assets acquired .................         11,546          10,614          35,045          24,142
Tax effect of amortization of cost in
   excess of net assets acquired .......           (283)           (267)           (815)           (583)
Cumulative effect of a change in
   accounting principle, net of tax ....             --              --           5,709              --
Non-recurring charges, net of tax ......             --              --              --          13,371
                                              ---------       ---------       ---------       ---------
Net earnings before cumulative effect
   of a change in accounting
   principle, amortization of cost in
   excess of net assets acquired and
   non-recurring charges ...............      $  95,345       $  47,917       $ 253,135       $ 107,740
                                              =========       =========       =========       =========
Diluted net earnings per share before
   cumulative effect of a change in
   accounting principle, amortization of
   cost in excess of net assets
   acquired and non-recurring charges ..      $    1.07       $    0.62       $    2.88       $    1.70
                                              =========       =========       =========       =========
Diluted weighted average shares
   outstanding .........................         88,872          76,968          87,918          63,214
                                              =========       =========       =========       =========

Economic conditions, including the steady increase in interest rates during the second half of 1999 through the first half of 2000, resulted in a significant decline in refinancing transactions in 2000, which shifted the real estate market during that period from a refinance-driven market to a more traditional market driven by new home purchases and resales. However, beginning in December 2000 and continuing through the third quarter of 2001, the Federal Reserve Board has reduced interest rates by 450 basis points, bringing interest rates down to their lowest level in recent history, which has significantly increased the volume of refinance activity. As a result of the steady decreases in interest rates, total title insurance premiums have increased for the nine months ended September 30, 2001 as compared with the nine months ended September 30, 2000 on a pro forma basis (assuming the Chicago Title merger occurred on January 1, 2000).


The following table presents information regarding the components of title premiums:

                                            Three months ended                                 Nine months ended
                                               September 30,                                     September 30,
                             ----------------------------------------------      ----------------------------------------------
                                             % of                     % of                       % of                      % of
                                2001        Total         2000        Total         2001        Total         2000        Total
                             ----------     -----      ----------     -----      ----------     -----      ----------     -----
                                           (Dollars in thousands)                             (Dollars in thousands)
Title premiums from
  direct operations ....     $  331,492      47.4%     $  235,279      41.9%     $  920,437      48.4%     $  571,107      42.1%
Title premiums from
  agency operations ....        368,109      52.6%        326,426      58.1%        981,543      51.6%        786,002      57.9%
                             ----------     -----      ----------     -----      ----------     -----      ----------     -----
           Total .......     $  699,601     100.0%     $  561,705     100.0%     $1,901,980     100.0%     $1,357,109     100.0%
                             ==========     =====      ==========     =====      ==========     =====      ==========     =====

Total title premiums have increased in the third quarter of 2001 as compared with the third quarter of 2000 due to the increases in real estate and refinance activity as a result of decreasing interest rates. For the nine-month period ending September 30, 2001, title premiums have increased as compared to the prior year period as a result of the increases in real estate and refinance activity as well as the inclusion of Chicago Title operations for a full year in 2001 versus a partial year in 2000. In both the three and nine-month periods ended September 30, 2001, the increase in title premiums has been partially offset by a decrease in the average fee per file. The decrease in the average fee per file is consistent with the increased levels of refinance activity experienced during 2001.

Escrow and other title-related fees for the three and nine months ended September 30, 2001 were $187.6 million and $516.5 million, respectively, as compared with $134.6 million and $325.3 million, respectively, for the corresponding periods of the prior year. The trend in escrow fees is generally consistent with that of our direct title premiums.

Revenues from real estate related services were $76.7 million in the third quarter of 2001, as compared with $49.3 million for the prior year quarter. On a year-to-date basis, revenues were $195.6 million in 2001 and $116.3 million in 2000. The increase in revenue for the three and nine-month periods ended September 30, 2001 is primarily the result of increases in revenue from our market intelligence, credit reporting, field services, tax qualifying property exchange services, property records business (IDM), which was acquired in the first quarter of 2001 and multiple listing services business (Risco), which was acquired in the second quarter of 2001. In addition, revenues from real estate related services include the revenues from Vista from the period August 1, 2001 to September 30, 2001. See Note B to Notes to Condensed Consolidated Financial Statements. Further, the increase in revenue for the 2001 year-to-date period is the result of the inclusion of Chicago Title operations for a full year in 2001 versus a partial year in 2000.

Interest and investment income was $24.2 million in the third quarter of 2001, as compared with $26.6 million in the third quarter of 2000. The decrease in interest and investment income earned during the third quarter of 2001 is primarily due to a decrease in interest income on lower note receivable balances. Interest and investment income for the nine-month period ended September 30, 2001 was $80.1 million, as compared with $62.0 million for the corresponding period in 2000. The increase in interest and investment income earned in the 2001 year-to-date period is primarily due to an increase in invested assets as a result of the Chicago Title acquisition and the inclusion of Chicago Title for a full year in 2001 versus a partial year in 2000, as well as an increase in net realized gains on the sale of investments. We recorded net realized gains on the sale of investments in the 2001 period of $8.0 million, as compared with net realized gains of $4.7 million for the corresponding 2000 period.

Other income represents revenue generated by Micro General Corporation, our majority-owned information-services subsidiary, FNF Capital, Inc., our equipment leasing subsidiary and Express Network, Inc., which was sold in the second quarter of 2000. Other income for the third quarter of 2001 was $14.5 million, as compared with $17.9 million for the third quarter of 2000. On a year-to-date basis, other income was $47.8 million for the 2001 period as compared with $64.7 million in 2000. The decrease in other income is due to the sale of Express Network, Inc. in the second quarter of 2000 as well as decreases in externally generated revenue by Micro General Corporation.

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

Personnel costs include base salaries, commissions and bonuses paid to employees, and are one of our most significant operating expenses. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. For the third quarter of 2001 personnel costs were $309.0 million, or 30.8% of total revenue, compared with $247.9 million, or 31.4% of total revenue, for the corresponding 2000 quarter. For the nine-month periods ended September 30, 2001 and 2000, personnel costs were $854.2 million, or 31.2% of total revenue, and $600.4 million, or 31.2% of total revenue, respectively. On a year-to-date, pro forma basis (assuming the Chicago Title merger occurred on January 1, 2000), personnel costs as a percentage of total revenues have decreased in the 2001 year-to-date period as compared with the 2000 year-to-date period. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. We will continue to monitor prevailing market conditions and will adjust personnel costs in accordance with activity.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services (including personnel costs associated with information technology support), professional services, advertising expenses, general insurance, depreciation and trade and notes receivable allowances. We continue to be committed to cost control measures. In response to market conditions, we have implemented aggressive cost control programs in order to maintain operating expenses at levels consistent with the levels of revenue. However, certain fixed costs are incurred regardless of revenue levels, resulting in period-over-period fluctuations. Our cost control programs are designed to evaluate expenses, both current and budgeted, relative to existing and projected market conditions. Total other operating expenses were $208.7 million, or 20.8% of total revenues, for the third quarter of 2001 as compared with $168.9 million, or 21.4% of total revenues, for the third quarter of 2000. For the nine-month periods ended September 30, 2001 and 2000, these expenses were $589.0 million and $447.9 million, respectively. As a percentage of total revenue, other operating expenses for the 2001 period were 21.5% as compared with 23.3% for the 2000 period.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 78.4% of agent title premiums in the third quarter of 2001 as compared with 77.8% of agent title premiums for the third quarter of 2000. Agent commissions, as a percentage of agent title premiums, for the nine-month periods ended September 30, 2001 and 2000 were 78.1% and 78.0%, respectively. Agent commissions and the resulting percentage of agent title premiums retained by us vary according to regional differences in real estate closing practices and state regulations.

The provision for claim losses includes an estimate of anticipated title claims and escrow losses. The estimate of anticipated title claims and escrow losses is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly. Based on our loss development studies, we believe that as a result of our underwriting and claims handling practices, as well as the refinancing business of prior years, we will maintain the favorable claim loss trends we have experienced over the past several years. As such, our claim loss provision as a percentage of total title premiums was 5.0% in the third quarter of 2001 and 2000. On a year-to-date basis, our provision for claim losses as a percentage of total title premiums was 5.0% in 2001 and 2000.

Interest expense for the three and nine-month periods ended September 30, 2001 was $13.4 million and $36.9 million, respectively. Interest expense for the three and nine-month periods ended September 30, 2000 was $16.8 million and $41.5 million, respectively. The decrease in interest expense for the 2001 periods is attributable to the decrease in outstanding notes payable, primarily as a result of the paydown of $249.5 million in notes payable in connection with our common stock offering in January 2001 (See Note E of Notes to Condensed Consolidated Financial Statements) and a decrease in certain indices on which our variable interest rates are based. Included in interest expense for the third quarter of 2001 is the write-off of $2.7 million of debt issuance costs as a result of paying down a portion of our term loan facility with bond proceeds (See Note F of Notes to Condensed Consolidated Financial Statements).

Amortization of cost in excess of net assets acquired was $11.5 million in the third quarter of 2001, as compared with $10.6 million in the third quarter of 2000. The increase in the third quarter of 2001 as compared to 2000 is primarily due to the acquisition of FNIS, IDM and Risco. Amortization of costs in excess of net assets acquired totaled $35.0 million and $24.1 million for the nine-month periods ended September 30, 2001 and 2000, respectively. In connection with the acquisition of Chicago Title on March 20, 2000, we recorded estimated cost in excess of net assets acquired of approximately $762.3 million. As a result, amortization of cost in excess of net assets acquired has increased accordingly in the 2001 year-to-date period as compared with the prior year.

Income tax expense, as a percentage of earnings before income taxes, was 38.3% and 41.0% for the third quarters of 2001 and 2000, respectively. For the nine-month periods ended September 30, 2001 and 2000, income tax expense, as a percentage of earnings before income taxes, was 40.0% and 45.8%, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, the impact of the non-recurring charges in the first quarter of 2000 and the non-deductible goodwill recorded pursuant to the Chicago Title merger and the characteristics of net earnings, i.e. operating income versus investment income.

                         LIQUIDITY AND CAPITAL RESOURCES

In connection with the Chicago Title merger, we entered into a syndicated credit agreement. The credit agreement provides for three distinct credit facilities:

       - $100.0 million, 18 month revolving credit facility due September 30, 2001, which was repaid and terminated on January 24, 2001;

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

The credit agreement and other debt facilities impose certain affirmative and negative covenants on us relating to current debt ratings, certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions and restricted payments, and certain dividend restrictions. We are in compliance with all of our debt covenants as of September 30, 2001.

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

On August 20, 2001, we issued $250.0 million aggregate principal amount of 7.30% Notes. We received net proceeds of $247.0 million, after expenses, which were used to pay down a portion of the $450.0 million, 6-year term loan facility. See Note F of Notes to Condensed Consolidated Financial Statements.

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

Item 6. Exhibits and Reports on Form 8-K

       (a)     Exhibits:

               None

       (b)     Reports on Form 8-K:

               A Current Report on Form 8-K, dated August 15, 2001, was filed during the third quarter of 2001 to announce our intent to offer $250.0 million aggregate principal amount of 7.30% Notes due August 15, 2011.

               A Current Report on Form 8-K, dated August 23, 2001, was filed during the third quarter of 2001 to announce that on August 20, 2001, we completed the sale of $250.0 million aggregate principal amount of 7.30% Notes due August 15, 2011.




                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        FIDELITY NATIONAL FINANCIAL, INC.
                       -----------------------------------
                                  (Registrant)



By: /s/ Alan L. Stinson
    -----------------------------------
    Alan L. Stinson
    Executive Vice President,
    Chief Financial Officer
    (Principal Financial and Accounting Officer)         Date: November 13, 2001