Form 10-K405
period 2001-12-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2002-03-27
CIK 809398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Fiscal Year Ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 1-9396

FIDELITY NATIONAL FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0498599
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

17911 Von Karman Avenue, Suite 300
Irvine, California 92614	(949) 622-4333
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ X ]

     As of March 18, 2002, 86,432,254 shares of Common Stock ($.0001 par value) were outstanding, and the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $2,292,611,861.

     The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2001, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

     The index to exhibits is contained in Part IV herein on Page 64.

FORM 10-K

PART I

Item 1. Business

     We are the largest title insurance and diversified real estate related services company in the United States. Our title insurance underwriters - Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issued approximately 29% of all title insurance policies issued nationally during 2000. We provide title insurance in 49 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands, and in Canada and Mexico. Since acquiring Chicago Title Corporation in March 2000, we have leveraged our national network of 1,100 direct offices and 8,100 agents to secure the leading market share (based on net premiums written) in three out of the four states that account for 50% of the real estate activity in the country, as well as in 19 additional states, for a total of 23 states where we are the market leader.

     In addition, we provide a broad array of escrow and other title related services, as well as real estate related services, including:

•	collection and trust activities

•	trustee’s sales guarantees

•	recordings

•	reconveyances

•	property appraisal services

•	credit reporting

•	exchange intermediary services in connection with real estate transactions

•	real estate tax services

•	home warranty insurance

•	foreclosure posting and publishing services

•	loan portfolio services

•	flood certification

•	field services

•	property records

•	multiple listing services

     All dollars presented in this document are in thousands, except per share amounts and unless indicated otherwise.

Market for Title Insurance

     The title insurance market in the United States is large and growing. According to Corporate Development Services, Inc., total revenues for the entire U.S. title insurance industry grew from $4.8 billion in 1995 to $7.8 billion in 2000. Growth in the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross national product, inflation, interest rates and sales of new and existing homes as well as the refinancing of previously issued mortgages.

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

     The U.S. title insurance industry is concentrated among a handful of industry participants. According to Corporate Development Services, the top five title insurance companies accounted for 89% of net premiums collected in 2000. Over 40 independent title insurance companies accounted for the remaining 11% of net premiums collected in 2000. Over the last few years, the title insurance industry has been consolidating, beginning with the merger of Lawyers Title Insurance and Commonwealth Land Title Insurance in 1998 to create LandAmerica Financial Group, Inc., followed by our acquisition of Chicago Title in March 2000. Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.

Strategy

     Our strategy is to maximize operating profits by increasing our market share in the title insurance business and by aggressively and effectively managing operating expenses throughout the real estate business cycle. In addition, we plan to broaden our market penetration by focusing on our real estate related services. To accomplish our goals, we intend to:

•	Operate each of our five title brands independently. We believe that in order to maintain and strengthen our title insurance revenue base, we must leave the Fidelity Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title brands intact and operate them independently. Entrepreneurship and close customer relationships are an integral part of the culture at each of our title brands. We believe this culture of independence aids in employee retention, which is critical to the operating success of each brand.

•	Consistently deliver high quality products with superior customer service. We believe customer service and consistent product delivery are the most important factors in attracting and retaining customers. We continue to focus our marketing efforts and distribution network to serve our customers in the residential, institutional and commercial market sectors.

•	Implement our disciplined operating philosophy throughout the Chicago Title brands. We have introduced our key standard operating metrics at Chicago Title, Ticor Title and Security Union Title. We monitor opened and closed orders per employee and revenue per employee on a weekly basis at all of our brands. While we aggressively monitor personnel costs with revenues, we have not sacrificed and will not sacrifice our level of customer service to increase these metrics.

•	Employ our industry-leading technology to enhance efficiency and simplify the title insurance research and real estate settlement process. Through our majority-owned information technology services subsidiary, Micro General Corporation, a full-service enterprise solutions enabler offering a complete range of information technology services, we are preparing for the installation of our pilot program of our Net Global Solutions system in 2002. This browser-based title insurance issuing and closing system, when implementation commences in the latter half of 2002, will provide us with the necessary platform to begin to make meaningful progress in increasing the efficiencies of the title insurance and real estate settlement process. Our Net Global Solutions system will allow data retrieval and file access from remote locations, thereby allowing complete workflow mobility among all of our title insurance brands as well as our real estate related subsidiaries. We also plan to offer the use of this system to our agents.

•	Continue to expand the scope and breadth of the real estate related products and services we offer. We plan to maximize the value of the Fidelity brand through the penetration of our real estate related products and services into our large, diverse customer base. We have consolidated most of the real estate related products and services we offer under the Fidelity brand, including property appraisal, credit reporting, exchange intermediary services, real estate tax services, home warranty insurance, foreclosure posting and publishing, loan portfolio services, flood certification, field services, property records and multiple listing services. In addition, in August of 2001, we acquired approximately 80% of the outstanding common stock of Fidelity National Information Solutions, Inc. or “FNIS”, discussed under the heading “Recent Developments”. FNIS is focused on three vertical markets: (i) lender and mortgage services, including tax, credit, flood, appraisal and environment services; (ii) real estate professional solutions, which include multiple listing service support and agent/broker productivity suite of products and services; and (iii) real estate information services which includes a database of real estate property records for 1,250 counties and 150 million property ownership and sale records. Through FNIS we will strive to provide comprehensive data and seamless access to services spanning every step in the property sale and mortgage transaction process.

Recent Developments

     On March 20, 2000, we merged with Chicago Title Corporation pursuant to an Agreement and Plan of Merger dated August 1, 1999 and amended on October 13, 1999. Prior to the merger, Chicago Title was one of the nation’s largest providers of title insurance and real estate related services for residential and commercial real estate transactions. For the year ended December 31, 1999, Chicago Title had revenues of $2.0 billion and net earnings of $105.8 million. At the time of the merger, Chicago Title had more than 340 full service offices and approximately 4,100 policy-issuing agents in 49 states, Puerto Rico, the U.S. Virgin Islands, Guam and Canada, which are now part of our operations.

     On January 3, 2001, we acquired International Data Management Corporation, or “IDM,” a leading provider of real estate information services for $20.8 million in cash. IDM’s real estate information databases contains over 100 million real property ownership and sales records from the continental United States. The databases are updated daily to reflect new sales, mortgage information and other changes in real property ownership.

     On January 24, 2001, we issued 8,855,000 shares of our common stock at a public offering price of $30.45 per share. Proceeds from this offering, net of underwriting discounts and commissions and other related expenses were $256.3 million. Proceeds of $100.0 million were used to pay down in full the $100.0 million, 18-month revolving credit facility and proceeds of $149.5 million were used to pay down in full the $250.0 million, 6-year revolving credit facility. The remainder of the cash proceeds are available for general corporate purposes.

     On June 19, 2001, we acquired Risco, Inc., or “Risco”, the third largest multiple listing service vendor in the United States, for approximately $12.0 million in cash.

     On August 1, 2001, we acquired approximately 80% of the outstanding common stock of Fidelity National Information Solutions, Inc. (NASDAQ:FNIS) (“FNIS”), formerly VISTA Information Solutions, Inc. (“Vista”), a provider of real estate information products and services, including multiple listing services and environmental data and disclosure information businesses. In consideration for this acquisition, we contributed our wholly-owned tax, credit, flood, appraisal, property records (IDM) and multiple listing service (Risco) businesses to the former Vista entity and as a result, immediately following the consummation of the transaction, we owned 80% of the combined entity.

     In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the cost in excess of net assets acquired in this transaction will not be amortized. As of December 31, 2001 and for the period from August 1, 2001, the acquisition date, through December 31, 2001, the results of the former operations of Vista are included in our Consolidated Financial Statements.

     On August 20, 2001, we completed a public offering of $250.0 million aggregate principal amount of 7.3% notes due August 15, 2011. We received net proceeds of $247.0 million, after expenses, which were used to pay down a portion of the $450.0 million, 6-year term loan facility.

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

     Prior to issuing policies, underwriters can reduce or eliminate future claim losses by accurately performing searches and examinations. A title company’s predominant expense relates to such searches and examinations, the preparation of preliminary title reports, policies or commitments and the maintenance of title “plants,” which are indexed compilations of public records, maps and other relevant historical documents. Claim losses generally result from errors or mistakes made in the title search and examination process and from hidden defects such as fraud, forgery, incapacity, missing heirs or refinancing of the property.

     Commercial real estate title insurance policies insure title to commercial real property, and generally involve higher coverage amounts and yield higher premiums, thereby generating greater profit margins than title policies for residential real estate transactions. Prior to the Chicago Title merger, we issued primarily residential real property title insurance policies. In the Chicago Title merger, we acquired Chicago Title’s National Commercial & Industrial business group, which specializes in meeting the needs of clients involved in large commercial transactions. As discussed later under the heading “Economic Factors Affecting Industry,” the volume of commercial real estate transactions is affected primarily by fluctuations in local supply and demand conditions for office space, while residential real estate transaction volume is primarily affected by macroeconomic and seasonal factors. Thus, we believe the addition of Chicago Title’s commercial real estate title insurance base will help in maintaining uniform revenue levels throughout the seasons.

     Losses and Reserves. While most other forms of insurance provide for the assumption of risk of loss arising out of unforeseen events, title insurance serves to protect the policyholder from risk of loss from events that predate the issuance of the policy. As a result, claim losses associated with issuing title policies are less expensive when compared to other insurance underwriters. The maximum amount of liability under a title insurance policy is usually the face amount of the policy plus the cost of defending the insured’s title against an adverse claim.

     Reserves for claim losses are based upon known claims, as well as losses we expect to incur based upon historical experience and other factors, including industry averages, claim loss history, legal environment, geographic considerations, expected recoupments and the types of policies written. We also reserve for losses arising from escrow, closing and disbursement functions due to fraud or operational error.

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

     Courts and juries sometimes award damages against insurance companies, including title insurance companies, in excess of policy limits. Such awards are typically based on allegations of fraud, misrepresentation, deceptive trade practices or other wrongful acts commonly referred to as “bad faith.” Although we have not experienced damage awards materially in excess of policy limits, the possibility of such bad faith damage awards may cause us to experience increased costs and difficulty in settling title claims.

     The maximum insurable amount under any single title insurance policy is determined by statutorily calculated net worth. The highest self-imposed single policy maximum insurable amounts for any of our title insurance subsidiaries is $150.0 million.

     Direct and Agency Operations. We provide title insurance services through our direct operations and wholly-owned underwritten title companies, and additionally through independent title insurance agents who issue title policies on behalf of title underwriters. Title underwriters determine the terms and conditions upon which they will insure title to the real property according to their underwriting standards, policies and procedures. In our direct operations, the title underwriter issues the title insurance policy and retains the entire premium paid in connection with the transaction. In our agency operations, the search and examination function is performed by an independent agent. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region.

     Our direct operations provide the following benefits:

•	higher margins because we retain the entire premium from each transaction instead of paying a commission to an agent;

•	continuity of service levels to a broad range of customers; and

•	additional sources of income through escrow and other real estate related services, such as property appraisal services, collection and trust activities, real estate information and technology services, trustee’s sales guarantees, credit reporting, flood certification, real estate tax services, reconveyances, recordings, foreclosure publishing and posting services and exchange intermediary services in connection with real estate transactions.

     Economic Factors Affecting Industry. Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases — i.e., mortgage interest rates. Other factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. We have found that residential real estate activity generally decreases in the following situations:

•	when mortgage interest rates are high;

•	when the mortgage funding supply is limited; and

•	when the United States economy is weak.

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

Title Insurance Operations

     Our direct operations are divided into approximately 200 profit centers consisting of more than 1,100 direct offices. Each profit center processes title insurance transactions within its geographical area, which is usually identified by a county, a group of counties forming a region, or a state, depending on the management structure in that part of the country. We also transact title insurance business through a network of approximately 8,100 agents, primarily in those areas in which agents are the more accepted title insurance provider.

     The following table sets forth the approximate dollars and percentages of title insurance premium revenue by state. The year ended December 31, 2000, includes title insurance premium revenue by state, both in dollars and as a percentage of the total, on a pro forma basis, assuming the Chicago Title merger had been consummated on January 1, 2000.

	Year Ended December 31,

	2001		2000		1999

	Amount	%	Amount	%	Amount	%

		(Dollars in thousands)
California	$667,088	24.8%	$449,536	20.6%	$289,285	30.8%
Texas	360,672	13.4	318,970	14.6	179,490	19.1
New York	212,175	7.9	184,285	8.4	92,280	9.8
Florida	159,135	5.9	139,906	6.4	48,596	5.2
Illinois	132,465	4.9	106,381	4.9	9,526	1.0
Arizona	108,415	4.0	76,895	3.5	33,396	3.6
All others	1,054,529	39.1	907,096	41.6	286,879	30.5

Totals	$2,694,479	100.0%	$2,183,069	100.0%	$939,452	100.0%

     For the entire title insurance industry, 11 states accounted for 71.0% of title premiums written in the United States in 2000. California represented the single largest state with 17.6%.

     We also analyze our business by examining the level of premiums generated by direct and agency operations. The following table presents the percentages of title insurance premiums generated by direct and agency operations:

	Year ended December 31,

	2001		2000		1999

	Amounts	%	Amounts	%	Amounts	%

		(Dollars in thousands)
Direct	$1,291,276	47.9%	$811,621	41.7%	$407,769	43.4%
Agency	1,403,203	52.1	1,134,538	58.3	531,683	56.6

Total title insurance premiums	$2,694,479	100.0%	$1,946,159	100.0%	$939,452	100.0%

     Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also prescribes how the agent may be liable to us for policy losses attributable to the agent’s errors. The agency agreement is usually terminable without cause upon 30 days’ notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent’s experience, financial condition, and loss history. For each agent with whom we enter into an agency agreement, we maintain financial and loss experience records. We also conduct periodic audits of our agents.

     Escrow and Other Title Related Fees. In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow and other title related fees. A title insurance company in a real estate transaction generally acts as an intermediary completing all the necessary documentation and services required for closing the real estate transaction.

     In a typical residential transaction, a title insurance order is received from a realtor, lawyer, developer or mortgage lender. When a title order is received by the title insurance company or agent, the title search begins and the title order is now “open.” Once documentation has been prepared and signed, mortgage lender payoff demands are in hand and documents have been ordered, the title order is considered “closed.” A lawyer, an escrow company or a title insurance company or agent performs the closing function, most commonly referred to as an “escrow” in the western United States. The entity providing the closing function (the “closer”) holds the seller’s deed of trust and the buyer’s mortgage until all issues relating to the transaction have been settled. After these issues have been cleared, the closer delivers the transaction documents, records the appropriate title documents in the county recorder’s office and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans. Title policies are then issued. The lender’s policy insures the lender against any defect affecting the priority of the mortgage, in an amount equal to the outstanding balance of the related mortgage loan. The buyer’s policy insures the buyer against defects in title, in an amount equal to the purchase price.

     The combination of title insurance premiums and these escrow and other title related services allows us to generate a significant source of revenue.

     Reinsurance. In the ordinary course of business, we limit our maximum loss exposure by reinsuring certain risks with other title insurers. We also earn additional income by assuming reinsurance for certain risks of other title insurers. In addition, we cede a portion of certain policy and other liabilities under agent fidelity, excess of loss and case-by-case reinsurance agreements. Reinsurance agreements provide generally that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations. As of December 31, 2001, we had a $25.0 million reinsurance recoverable from Lloyds of London on claim loss expense recoverables. This amount was received in full subsequent to December 31, 2001. Reinsurance is not a significant part of our total revenue.

Real Estate Related Services

     We also provide many specialized products and services required to execute and close real estate transactions that are not offered by our title insurance subsidiaries. Our real estate related services allow us to diversify from our core title business and yield higher profit margins. These services include the following:

•	Property appraisal services. We offer property appraisal services through a network of state-licensed contract appraisers. We also provide detailed real estate property evaluation services to lending institutions utilizing artificial intelligence software, detailed real estate statistical analysis and physical property inspections.

•	Credit reporting. We provide credit information reports to mortgage lenders nationwide, as well as a variety of related products to meet the ever-changing needs of the mortgage industry.

•	Flood certification. Federal legislation passed in 1994 requires most mortgage lenders to obtain a property’s flood zone status at the time a loan is originated. We provide these required flood zone determination reports to mortgage lenders nationwide.

•	Real estate tax services. We advise lending and mortgage related institutions throughout the United States of the status of property tax payments that are due on properties securing their loans over the entire life of the loan. We protect lenders against losses from failing to monitor delinquent taxes.

•	Home warranty insurance. We issue one-year, renewable insurance policies that protect homeowners against defects in household systems and appliances.

•	Foreclosure posting and publishing. We offer posting and publication of foreclosure and auction notices to the real estate foreclosure industry.

•	Exchange intermediary services. We provide customers with qualified exchanges under Section 1031 of the Internal Revenue Code, which allows customers to defer the payment of capital gain taxes on the sale of their investment property.

•	Loan portfolio services. We provide a comprehensive line of document preparation and recording services on a national basis, including computerized tracking services, mortgage assignment and release preparation, due diligence and research services, and verifying chain of title.

•	Field services. We provide property inspection, preservation and maintenance services to mortgage lenders nationwide.

•	Property records. We provide records data for over 1,250 counties encompassing 150 million property ownership, mortgage and sales records representing 80% of the total property owners in the United States.

•	Multiple listing services. We provide multiple listing service organizations with systems integration solutions, which combine computer hardware, internally developed and licensed software, telecommunications, security, customer support and maintenance to provide immediate and reliable access to and updating of the property listings database that represents the “shelf stock” of the real estate profession.

Other Income

     Other income represents externally generated revenue by Micro General, FNF Capital and Express Network, Inc. Express Network, Inc. was sold in the second quarter of 2000. Micro General provides a broad-based suite of software solutions for real estate services providers, which automate many of the tasks involved in the real estate transaction settlement process, and integrate these tasks into a more unified workflow.

Marketing

     We market and distribute our products and services to customers in the residential, institutional lender, and commercial market sectors of the real estate industry through customer solicitation by sales personnel. We actively encourage our sales personnel to develop new business relationships with persons in the real estate community, such as real estate sales agents and brokers, financial institutions, independent escrow companies and title agents, real estate developers, mortgage brokers and attorneys. While the focus of the smaller, local client remains important, large customers, such as national residential mortgage lenders, real estate investment trusts and developers are becoming increasingly important. The buying criteria of locally based clients differ from those of large, geographically diverse customers in that the former tend to emphasize personal relationships and ease of transaction execution, while the latter generally places more emphasis on consistent product delivery across diverse geographical regions and ability of service providers to meet their information systems requirements for electronic product delivery. We believe customer service and consistent product delivery are the most important factors in attracting and retaining customers, and we measure customer service in terms of quality, consistency and timeliness in the delivery of services.

Competition

     The title insurance industry is highly competitive. According to Corporate Development Services, the top five title insurance companies accounted for 89% of net premiums collected in 2000. Over 40 independent title insurance companies accounted for the remaining 11% of the market. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as First American Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous independent agency operations at the regional and local level. These smaller companies may expand into other markets in which we compete. Also, the removal of regulatory barriers might result in new competitors entering the title insurance business, and those new competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants with alternative products could affect our business operations and financial condition.

     Competition in the title insurance industry is based primarily on expertise, service and price. In addition, the financial strength of the insurer has become an increasingly important factor in decisions relating to the purchase of title insurance, particularly in multi-state transactions and in situations involving real estate related investment vehicles such as real estate investment trusts and real estate mortgage investment conduits.

     Our real estate related service subsidiaries face significant competition from other similar service providers. In addition, these customers may choose to produce these services internally rather than purchase them from outside vendors.

Regulation

     Title insurance companies, including underwriters, underwritten title companies and independent agents, are subject to extensive regulation under applicable state laws. Each insurance underwriter is usually subject to a holding company act in its state of domicile, which regulates, among other matters, the ability to pay dividends and investment policies. The laws of most states in which we transact business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting practices, financial practices, establishing reserve and capital and surplus as regards policyholders (“capital and surplus”) requirements, defining suitable investments for reserves and capital and surplus and approving rate schedules. Effective January 2001, our insurance subsidiaries were required to prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners’ Statements of Statutory Accounting Principles (“Codification”), subject to the adoption by their respective domicilary states. The adoption of Codification did not have a material effect on the statutory capital and surplus of our insurance subsidiaries.

     Pursuant to statutory accounting requirements of the various states in which our title insurance subsidiaries are licensed, those subsidiaries must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined on a quarterly basis by statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2001, the combined statutory unearned premium reserve required and reported for our title insurance subsidiaries was $761.8 million.

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

     Our title insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. During 2002, our title insurance subsidiaries could pay dividends or make other distributions to us of $114.3 million.

     The combined statutory capital and surplus of our title insurance subsidiaries was $514.7 million, $461.4 million and $163.5 million as of December 31, 2001, 2000 and 1999, respectively. The combined statutory earnings of our title insurance subsidiaries were $162.5 million, $87.2 million and $43.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     As a condition to continued authority to underwrite policies in the states in which our title insurance subsidiaries conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, our escrow and trust business is subject to regulation by various state banking authorities.

     Pursuant to statutory requirements of the various states in which our title insurance subsidiaries are domiciled, they must maintain certain levels of minimum capital and surplus. Each of our title underwriters has complied with the minimum statutory requirements as of December 31, 2001.

     Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth of $7.5 million, $2.5 million and $3.0 million is required for Fidelity National Title Company, Fidelity National Title Company of California and Chicago Title Company, respectively. All of our companies are in compliance with their respective minimum net worth requirements at December 31, 2001.

Ratings

     Our title insurance subsidiaries are regularly assigned ratings by independent agencies designed to indicate their financial condition and/or claims paying ability. The ratings agencies determine ratings by quantitatively and qualitatively analyzing financial data and other information. Our subsidiaries include Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title. Ratings of our principal title insurance subsidiaries, individually and collectively, are listed below:

Standard and Poor’s (Financial Strength Rating) FNF Family	A-
Moody’s (Financial Strength Rating) FNF Family	A3
A.M. Best Co. (Financial Strength Rating) FNF Family	A
Fitch (Claims Paying Ability Rating) FNF Family	A
Demotech, Inc. (Financial Stability Rating) Fidelity Title	A’
Fidelity Title New York	A’
Chicago Title	A”
Ticor Title	A’
Security Union Title	A’
Alamo Title	A’

Investment Policies and Investment Portfolio

     Our investment policy is designed to maintain a high quality portfolio, maximize income, minimize interest rate risk and match the duration of our portfolio to our liabilities. We also make investments in certain equity securities in order to take advantage of perceived value and for strategic purposes. Various states regulate what types of assets qualify for purposes of capital and surplus and unearned premium reserves. Our subsidiaries’ investments are restricted by the state insurance regulations of their domiciliary states and are limited primarily to cash and cash equivalents, federal and municipal governmental securities, mortgage loans, certain investment grade debt securities, equity securities and real estate.

     As of December 31, 2001 and 2000, the carrying amount, which approximates the fair value, of total investments was $1,803.8 million and $1,685.3 million, respectively.

     We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties.

     The following table presents certain information regarding the investment ratings of our fixed maturity portfolio at December 31, 2001 and 2000.

	December 31,

	2001				2000

	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
Rating(1)	Cost	Total	Value	Total	Cost	Total	Value	Total

			(Dollars in thousands)
AAA	$665,655	55.9%	$679,478	55.9%	$785,636	67.3%	$803,682	67.6%
AA	294,975	24.7	301,087	24.7	180,585	15.5	184,365	15.5
A	110,500	9.3	114,150	9.4	110,220	9.5	109,688	9.2
BBB	71,258	6.0	72,991	6.0	43,368	3.7	43,706	3.7
Other	48,891	4.1	48,534	4.0	46,502	4.0	47,240	4.0

	$1,191,279	100.0%	$1,216,240	100.0%	$1,166,311	100.0%	$1,188,681	100.0%

(1)	Ratings as assigned by Standard & Poor’s Ratings Group and Moody’s Investors Service.

     Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturity securities with an amortized cost of $67.6 million and a fair value of $67.8 million were callable at December 31, 2001.

     The following table presents certain information regarding our fixed maturity securities at December 31, 2001:

	December 31, 2001

	Amortized	%	Fair	%
Maturity	Cost	of Total	Value	of Total

		(Dollars in thousands)
One year or less	$177,238	14.9%	$179,348	14.8%
After one year through five years	751,881	63.1	772,188	63.5
After five years through ten years	190,575	16.0	192,673	15.8
After ten years	70,925	6.0	71,580	5.9

	1,190,619		1,215,789
Mortgage-backed securities	660	—	451	—

	$1,191,279	100.0%	$1,216,240	100.0%

     Our equity securities at December 31, 2001 and 2000 consisted of investments in various industry groups as follows:

	December 31,

	2001		2000

		Fair		Fair
	Cost	Value	Cost	Value

	(Dollars in thousands)
Banks, trust and insurance companies	$6,247	$5,951	$1,726	$2,037
Industrial, miscellaneous and all other	46,864	50,409	51,224	37,922

	$53,111	$56,360	$52,950	$39,959

     Our investment results for the years ended December 31, 2001, 2000 and 1999 were as follows:

	December 31,

	2001	2000	1999

	(Dollars in thousands)
Net investment income(1)(2)	$106,364	$100,193	$33,914
Average invested assets(1)	$2,196,860	$1,649,951	$547,413
Effective return on average invested assets(1)	4.8%	6.1%	6.2%

(1)	Excludes investments in real estate.

(2)	Net investment income as reported in our Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments and to exclude net realized gains (losses) on the sale of investments and other assets. Net realized gains (losses) totaled $6.3 million, ($201) and ($76) in 2001, 2000 and 1999, respectively.

Employees

     As of December 31, 2001, we had approximately 17,600 full-time equivalent employees. We believe that our relations with employees are generally good.

Risk Factors

     The risk factors listed in this section and other factors noted herein or incorporated by reference could cause our actual results to differ materially from those contained in any forward-looking statements.

Our revenues may decline during periods when the demand for our products decreases.

     In the title insurance industry, revenues are directly affected by the level of real estate activity and the average price of real estate sales on both a national and local basis. Real estate sales are directly affected by changes in the cost of financing purchases of real estate — i.e., mortgage interest rates. Other macroeconomic factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. For example, beginning in late 1995 and into 1998, the level of real estate activity increased, including refinancing transactions, new home sales and resales, due in part to decreases in mortgage interest rates. Stable mortgage interest rates and strength in the real estate market, especially in California and throughout the West Coast, contributed to very positive conditions for the title insurance industry throughout 1997 and 1998. However, during the second half of 1999 and through 2000, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions. As a result, the market shifted from a refinance-driven market in 1998 to a more traditional market driven by new home purchases and resales in 1999 and 2000. However, beginning in December 2000 and continuing through the fourth quarter of 2001, interest rates have been reduced by 475 basis points, bringing interest rates down to their lowest level in recent history, which again has significantly increased the volume of refinance activity.

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

     Our title insurance and home warranty subsidiaries must comply with state and federal laws which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. During 2001, approximately 91.4% of our year-to-date revenues was derived from subsidiaries engaged in these regulated businesses. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2002, our title insurance subsidiaries could pay dividends or make other distributions to us of $114.3 million.

Our entering into new business lines subjects us to associated risks, such as the diversion of management attention, difficulty integrating operations and lack of experience in operating such businesses.

     We have acquired, and may in the future acquire, businesses in industries with which management is less familiar than we are with the title insurance industry. For example, in February 1998, we acquired FNF Capital, Inc., whose primary business is financing equipment leases. Also, in the last three years, we have expanded the range and amount of real estate related services we provide, began underwriting home warranty policies, invested in restaurant businesses, expanded our commercial title insurance business and considered acquiring underwriters of other lines of insurance products. These activities involve risks that could adversely affect our operating results, such as diversion of management’s attention, integration of the operations, systems and personnel of the new businesses and lack of substantial experience in operating such businesses.

Difficulties we may encounter managing our growth could adversely affect our results of operations.

     We have historically achieved growth through a combination of developing new products, increasing our market share for existing products, and acquisitions. Part of our strategy is to pursue opportunities to diversify and expand our operations by acquiring or making investments in other companies. The success of each acquisition will depend upon:

•	our ability to integrate the acquired business’ operations, products and personnel;

•	our ability to retain key personnel of the acquired businesses; and

•	our ability to expand our financial and management controls and reporting systems and procedures.

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

     Our title insurance business is subject to extensive regulation by state insurance authorities in each state in which we operate. These agencies have broad administrative and supervisory power relating to the following, among other matters:

•	licensing requirements;

•	trade and marketing practices;

•	accounting and financing practices;

•	capital and surplus requirements;

•	the amount of dividends and other payments made by insurance subsidiaries;

•	investment practices;

•	rate schedules;

•	deposits of securities for the benefit of policyholders;

•	establishing reserves; and

•	regulation of reinsurance.

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

We face competition in our industry from traditional title insurers and from new entrants with alternative products.

     The title insurance industry is highly competitive. According to Corporate Development Services, the top five title insurance companies accounted for 89% of net premiums collected in 2000. Over 40 independent title insurance companies accounted for the remaining 11% of the market. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as First American Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous independent agency operations at the regional and local level. These smaller companies may expand into other markets in which we compete. Also, the removal of regulatory barriers might result in new competitors entering the title insurance business, and those new competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants with alternative products could affect our business operations and financial condition.

Statement Regarding Forward-Looking Information

     The information contained in this Form 10-K contains forward looking statements that involve a number of risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. Because such statements are based on expectations as to future economic performance and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

     Important factors that may affect these projections or expectations include, but are not limited to:

•	general economic and business conditions, including interest rate fluctuations and general volatility in the capital markets;

•	changes in the performance of the real estate markets;

•	the impact of competitive products and pricing;

•	success of operating initiatives;

•	availability of qualified personnel;

•	employee benefits costs;

•	changes in, or the failure to comply with, government regulations; and

•	other risks detailed in our filings with the Securities and Exchange Commission.

     All of these factors are difficult to predict and many are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that expectations derived from them will be realized. When used in our documents or oral presentations, the words “anticipate,” “believe,” “estimate,” “objective,” “projection,” “forecast,” “goal,” or similar words are intended to identify forward-looking statements.

Item 2. Properties

     The majority of the branch offices are leased from third parties. We own the remaining branch offices. See Note J to Notes to Consolidated Financial Statements.

     As of December 31, 2001, we leased office and storage space as follows:

Number of
Locations (1)

California	437
Texas	141
Arizona	117
Illinois	92
Florida	70
Washington	65
Michigan	51
Oregon	45
Indiana	31
New York	29
Ohio	28
North Carolina	23
Nevada	21
Maryland	20
New Jersey	18
Tennessee	17
Pennsylvania	16
Colorado	15
Minnesota and Virginia	14
Kansas and Missouri	9
Georgia and Massachusetts	7
Connecticut and New Mexico	6
Hawaii	5
Louisiana	4
Montana, South Carolina and Wisconsin	3
Washington D.C., Rhode Island, Alabama and Kentucky	2
New Hampshire, Idaho, Delaware, Maine and Mississippi	1

(1)	Represents the number of locations in each state listed.

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

     As previously disclosed in our prior Securities and Exchange Commission filings, we are named in class action lawsuits alleging irregularities and violations of law in connection with title and escrow practices. Four lawsuits are currently pending. Three previously filed lawsuits have been dismissed. One of the existing lawsuits is filed by the Attorney General of the State of California and others on behalf of the California Controller, the California Insurance Commissioner and the California general public against an alleged defendant class consisting of the entire title and escrow industry in California. The other three suits are filed by private parties in State court in Los Angeles. In February 2000, we reached a settlement of the claims alleged by the California Insurance Commissioner. Although the settlement required us to make a monetary payment, it did not require us to pay any fine or penalty. We are significantly advanced in settlement negotiations, which we presently believe will result in settlement or resolution of the remaining cases in calendar year 2002. We do not believe that the resolution of these lawsuits will have a material impact on us.

Item 4. Submission of Matters to a Vote of Security Holders

     We did not submit any matters to a vote of security holders in the fourth quarter of 2001.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

     Our common stock is traded on the New York Stock Exchange under the symbol “FNF.” The following table shows, for the periods indicated, the high and low sales prices of our common stock, as reported by the New York Stock Exchange, and the amounts of dividends per share declared on our common stock.

			Dividends
	High	Low	Declared

Year ended December 31, 2001
First quarter	$33.58	$23.70	$.09
Second quarter	25.45	18.27	.09
Third quarter	27.28	20.41	.10
Fourth quarter	27.57	22.21	.10
Year ended December 31, 2000
First quarter	$16.59	$10.56	$.09
Second quarter	18.24	11.36	.09
Third quarter	22.67	15.35	.09
Fourth quarter	35.80	17.95	.09

     The foregoing amounts have been adjusted to give retroactive effect to a 10% stock dividend in August 2001.

     On March 18, 2002, the last reported sale price of our common stock on the New York Stock Exchange was $27.79 per share. As of March 18, 2002, we had approximately 1,797 stockholders of record.

     Our current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends will be in the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements. Our ability to declare and pay dividends is also subject to our compliance with the financial covenants contained in our existing $700 million syndicated credit agreement and further described below.

     Since we are a holding company, our ability to pay dividends will depend largely on the ability of our subsidiaries to pay dividends to us, and the ability of our title insurance subsidiaries to do so is subject to, among other factors, their compliance with applicable insurance regulations. During 2002, our title insurance subsidiaries could pay dividends or make other distributions to us of $114.3 million. In addition to regulatory restrictions, our ability to declare dividends is subject to restrictions under our existing syndicated credit agreement. We do not believe the restrictions contained in our credit agreement will, in the foreseeable future, adversely affect our ability to pay cash dividends at the current dividend rate.

Item 6. Selected Financial Data

     The information set forth below should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Share and per share data has been retroactively adjusted for stock dividends and splits since our inception. Certain reclassifications have been made to the prior year amounts to conform with the 2001 presentation.

	Year Ended December 31,

	2001	2000	1999	1998	1997
	(1)(2)(4)	(3)(4)	(4)	(4)	(5)

	(In thousands, except per share and other data)
Operating Data:
Revenue:
Title insurance premiums	$2,694,479	$1,946,159	$939,452	$910,278	$616,074
Escrow and other title related fees	728,406	459,121	206,570	215,254	152,464
Real estate related services	287,063	166,718	67,844	69,970	38,129
Interest and investment income, including realized gains and losses	99,454	87,191	32,045	44,502	36,740
Other income	64,705	82,805	109,943	53,376	20,586

	3,874,107	2,741,994	1,355,854	1,293,380	863,993

Expenses:
Personnel costs	1,187,177	845,349	407,078	394,284	273,221
Other operating expenses	834,513	626,308	332,296	258,866	189,141
Agent commissions	1,098,328	884,498	423,675	385,649	261,182
Provision for claim losses	134,724	97,322	52,713	59,294	41,558
Interest expense	46,569	59,374	15,626	17,024	12,269

	3,301,311	2,512,851	1,231,388	1,115,117	777,371

Earnings before amortization of cost in excess of net assets acquired, income taxes, extraordinary item and cumulative effect of a change in accounting principle	572,796	229,143	124,466	178,263	86,622
Amortization of cost in excess of net assets acquired	54,155	35,003	6,638	3,129	1,019

Earnings before income taxes, extraordinary item and cumulative effect of a change in accounting principle	518,641	194,140	117,828	175,134	85,603
Income tax expense	207,456	85,825	46,975	69,442	36,595

Earnings before extraordinary item and cumulative effect of a change in accounting principle	311,185	108,315	70,853	105,692	49,008
Extraordinary item, net of income taxes	—	—	—	—	(1,700)
Cumulative effect of a change in accounting principle, net of income taxes	(5,709)	—	—	—	—

Net earnings	$305,476	$108,315	$70,853	$105,692	$47,308

Per Share Data:
Basic earnings per share before extraordinary item and cumulative effect of a change in accounting principle	$3.64	$1.67	$2.16	$3.44	$1.91
Extraordinary item, net of income taxes, basic basis	—	—	—	—	(0.07)
Cumulative effect of a change in accounting principle, net of income taxes, basic basis	(.07)	—	—	—	—

Basic net earnings per share	$3.57	$1.67	$2.16	$3.44	$1.84

Weighted average shares outstanding, basic basis	85,498	64,703	32,792	30,713	25,691
Diluted earnings per share before extraordinary item and cumulative effect of a change in accounting principle	$3.54	$1.62	$2.06	$2.94	$1.60
Extraordinary item, net of income taxes, diluted basis	—	—	—	—	(.05)
Cumulative effect of a change in accounting principle, net of income taxes, diluted basis	(.07)	—	—	—	—

Diluted net earnings per share	$3.47	$1.62	$2.06	$2.94	$1.55

Weighted average shares outstanding, diluted basis	88,059	67,030	34,469	36,821	32,559
Dividends declared per share	$.38	$.36	$.28	$.24	$.22
Balance Sheet Data:
Investments (6)	$1,803,821	$1,685,331	$506,916	$519,332	$376,285
Cash and cash equivalents (7)	542,620	262,955	38,569	42,492	54,975
Total assets	4,415,998	3,833,985	1,042,546	969,470	747,695
Notes payable	565,690	791,430	226,359	214,624	163,015
Reserve for claim losses	881,053	907,482	239,962	224,534	201,674
Minority interests and preferred stock of subsidiary	47,166	5,592	4,613	1,532	3,614
Stockholders’ equity	1,638,870	1,106,737	432,494	396,740	274,050
Other Data:
Orders opened by direct operations	2,635,200	1,352,000	743,000	987,000	621,000
Orders closed by direct operations	1,770,600	971,000	551,000	670,000	436,000
Provision for claim losses to title insurance premiums	5.0%	5.0%	5.6%	6.5%	6.7%
Title related revenue (8):
Percentage direct operations	59.0%	52.8%	53.6%	56.9%	57.1%
Percentage agency operations	41.0%	47.2%	46.4%	43.1%	42.9%
Diluted earnings per share before cumulative effect of a change in accounting principle, amortization of cost in excess of net assets acquired and non-recurring charges	$4.16	$2.33	$2.26	$3.02	$1.58

(1)	Our financial results for the year ended December 31, 2001 include the results of the former operations of Vista for the period from August 1, 2001, the acquisition date, through December 31, 2001. In the fourth quarter of 2001, we recorded certain non-recurring charges totaling $10.0 million, after applicable taxes.

(2)	During 2001, we recorded a $5.7 million, after-tax charge, reflected as a cumulative effect of a change in accounting principle, as a result of adopting Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, (EITF 99-20).

(3)	Our financial results for the year ended December 31, 2000 include the operations of Chicago Title for the period from March 20, 2000, the merger date, through December 31, 2000. In the first quarter of 2000, we recorded certain non-recurring charges totaling $13.4 million, after applicable taxes.

(4)	We completed the merger of our wholly-owned subsidiary, ACS Systems, Inc., with and into Micro General on May 14, 1998. This transaction was accounted for as a reverse merger of Micro General into ACS, with Micro General as the surviving legal entity. The selected consolidated financial data above includes the balance sheet accounts of Micro General at December 31, 2001, 2000, 1999 and 1998 and the results of its operations for the years ended December 31, 2001, 2000 and 1999 and for the period from May 14, 1998 through December 31, 1998. As of December 31, 2001, we owned 61.7% of Micro General.

(5)	During 1997, we recognized an extraordinary loss of $1.7 million, net of income taxes of $1.2 million, related to the early retirement of $45.0 million maturity value of our Liquid Yield Option Notes.

(6)	Investments as of December 31, 2001 and 2000 include securities pledged to secure trust deposits of $319.1 million and $459.4 million, respectively.

(7)	Cash and cash equivalents as of December 31, 2001 and 2000 include cash pledged to secure trust deposits of $367.9 million and $132.1 million, respectively.

(8)	Includes title insurance premiums and escrow and other title related fees.

Selected Quarterly Financial Data (Unaudited)

     Selected quarterly financial data is as follows:

	Quarter Ended

	March 31,(3)	June 30,(4)	September 30,	December 31,(5)

	(In thousands, except per share data)
2001 (1)
Revenue	$777,864	$961,548	$1,002,618	$1,132,077
Earnings before income taxes and cumulative effect of a change in accounting principle	76,258	152,256	136,328	153,799
Net earnings	44,992	84,122	84,082	92,280
Basic earnings per share	.54	.98	.97	1.07
Diluted earnings per share	.52	.95	.95	1.04
Dividends paid per share	.09	.09	.10	.10
2000 (2)
Revenue	$377,657	$757,642	$790,103	$816,592
Earnings before income taxes	7,661	59,234	63,677	63,568
Net earnings	1,869	31,371	37,570	37,505
Basic earnings per share	.05	.43	.51	.50
Diluted earnings per share	.05	.41	.49	.48
Dividends paid per share	.09	.09	.09	.09

(1)	Our financial results for the year ended December 31, 2001 include the results of the former operations of Vista for the period from August 1, 2001, the acquisition date, through December 31, 2001.

(2)	Our financial results for the year ended December 31, 2000 include the operations of Chicago Title for the period from March 20, 2000, the merger date, through December 31, 2000.

(3)	In the first quarter of 2000, we recorded certain non-recurring charges totaling $13.4 million, after applicable income taxes.

(4)	In the second quarter of 2001, we recorded a $5.7 million, after-tax charge, reflected as a cumulative effect of a change in accounting principle, as a result of adopting EITF 99-20.

(5)	In the fourth quarter of 2001, we recorded certain non-recurring charges totaling $10.0 million, after applicable income taxes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Form 10-K.

     Factors Affecting Comparability. Our Consolidated Statements of Earnings for 2001 include the results of the former operations of Vista for the period from August 1, 2001, the acquisition date, through December 31, 2001 and include a full year of operations of Chicago Title as compared to a partial year in 2000. As a result, year over year comparisons may not be meaningful. In addition, during the second quarter of 2001, we recorded a $5.7 million, after-tax charge, reflected as a cumulative effect of a change in accounting principle, as a result of adopting EITF 99-20. Also, in the fourth quarter of 2001, we recorded certain non-recurring charges totaling $10.0 million, after applicable taxes. These charges relate to the discontinuation of small-ticket lease origination at FNF Capital and the wholesale international long distance business at Micro General, our majority-owned subsidiary.

     Our Consolidated Statements of Earnings for 2000 include the results of operations of Chicago Title for the period from March 20, 2000, the merger date, through December 31, 2000. In 2000, we reviewed our existing non-title operations in connection with the merger and related transition and integration. As a result, during the first quarter of 2000 we recorded certain non-recurring charges totaling $13.4 million, after applicable taxes. These charges primarily relate to the revaluation of non-title assets, including our investment in Express Network, Inc., which was sold in the second quarter of 2000, and existing goodwill associated with Express Network and the write-off of obsolete software.

     Overview. The following table presents certain financial data for the years indicated:

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Total revenue	$3,874,107	$2,741,994	$1,355,854

Total expenses	$3,355,466	$2,547,854	$1,238,026

Net earnings	$305,476	$108,315	$70,853

     Net earnings for the year ended December 31, 2001 were $305.5 million, or $3.47 per diluted share as compared with net earnings for the corresponding periods in 2000 and 1999 of $108.3 million, or $1.62 per diluted share and $70.9 million, or $2.06 per diluted share.

     The following table presents the calculation of earnings before the cumulative effect of a change in accounting principle, amortization of cost in excess of net assets acquired and non-recurring charges. We believe that earnings before amortization of cost in excess of net assets acquired and non-recurring charges better reflects the operational performance of our business.

	Year Ended December 31,

	2001	2000	1999

	(in thousands, except per share data)
Net earnings — diluted	$305,476	$108,315	$71,116
Cumulative effect of a change in accounting principle, net of tax	5,709	—	—
Non-recurring charges, net of tax	9,989	13,371	—

Earnings before cumulative effect of a change in accounting principle and non-recurring charges	$321,174	$121,686	$71,116

Diluted earnings per share before cumulative effect of a change in accounting principle and non-recurring charges	$3.65	$1.82	$2.06

Earnings before cumulative effect of a change in accounting principle and non-recurring charges	$321,174	$121,686	$71,116
Amortization of cost in excess of net assets acquired (1)	46,135	35,003	6,638
Tax effect of amortization of cost in excess of net assets acquired	(1,062)	(838)	—

Earnings before cumulative effect of a change in accounting principle, amortization of cost in excess of net assets acquired and non-recurring charges	$366,247	$155,851	$77,754

Diluted earnings per share before cumulative effect of a change in accounting principle, amortization of cost in excess of net assets and non-recurring charges	$4.16	$2.33	$2.26

Diluted weighted average shares outstanding	88,059	67,030	34,469

(1)	Amortization of cost in excess of net assets acquired in 2001 excludes an $8.0 million write-off associated with the discontinuance of two businesses in the fourth quarter of 2001. These charges are reflected net of tax as part of the non-recurring charges above.

     Revenue. The following table presents the components of our revenue:

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Title insurance premiums	$2,694,479	$1,946,159	$939,452
Escrow and other title related fees	728,406	459,121	206,570
Real estate related services	287,063	166,718	67,844
Interest and investment income, including realized gains and losses	99,454	87,191	32,045
Other income	64,705	82,805	109,943

Total revenue	$3,874,107	$2,741,994	$1,355,854

Orders opened by direct operations	2,635,200	1,352,000	743,000
Orders closed by direct operations	1,770,600	971,000	551,000

     Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales on both a national and local basis. Real estate sales are directly affected by changes in the cost of financing purchases of real estate — i.e., mortgage interest rates. Other macroeconomic factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. For example, beginning in late 1995 and into 1998, the level of real estate activity increased, including refinancing transactions, new home sales and resales, due in part to decreases in mortgage interest rates. Stable mortgage interest rates and strength in the real estate market, especially in California and throughout the West Coast, contributed to very positive conditions for the title insurance industry throughout 1997 and 1998. However, during the second half of 1999 and through 2000, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions. As a result, the market shifted from a refinance-driven market in 1998 to a more traditional market driven by new home purchases and resales in 1999 and 2000. However, beginning in December 2000 and continuing through the fourth quarter of 2001, interest rates have been reduced by 475 basis points, bringing interest rates down to their lowest level in recent history, which again has significantly increased the volume of refinance activity.

     Total revenue in 2001 increased $1,132.1 million to $3,874.1 million, an increase of 41.3% over 2000. Total revenue in 2000 more than doubled to $2,742.0 million from $1,355.9 million in 1999. The increase in total revenue from 2000 to 2001 is due to increases in real estate and refinance activity as a result of decreasing interest rates as well as the inclusion of the Chicago Title operations for a full year in 2001 versus a partial year in 2000. Further, the increased real estate activity combined with acquisitions of real estate related service companies and the integration of those real estate related service operations into our core businesses in 2001, also contributed to increased revenue. The increase in total revenue from 1999 to 2000 is primarily the result of the merger of Chicago Title on March 20, 2000.

     Title insurance premiums increased 38.5% to $2,694.5 million in 2001. In 2000, title insurance premiums increased to $1,946.2 million from $939.5 million in 1999. In 1999, refinance transactions declined from record levels in 1998 to levels consistent with historical norms due to interest rate increases caused by actions taken by the Federal Reserve Board. Increases in mortgage interest rates were partially offset by consumer confidence in the overall economy, which resulted in record home sales in 1999. As the volume of refinance transactions decreased, the market shifted, beginning in the second half of 1999 and continuing through 2000, from a refinance-driven market to a more traditional market driven by new home purchases and resales. In 2000, the decrease in real estate market activity was more than offset by the addition of the Chicago Title operations and an increase in the average fee per file. The increase in fee per file is consistent with a return to more normalized levels of refinance activity and the continuing increase in home prices, as well as increased commercial activity as we continue to grow our National Commercial Division. Beginning in December 2000 and continuing throughout 2001, the Federal Reserve Board has reduced interest rates by 475 basis points, bringing interest rates down to their lowest level in recent history, which again has increased the volume of refinance activity and is attributable to the increase in title insurance premiums from 2000 to 2001. The increase in refinance activity in 2001 has been partially offset by a decrease in the average fee per file.

     The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

		Year Ended December 31,

		2001		2000		1999

		Amounts	%	Amount	%	Amount	%

			(Dollars in thousands)
Direct		$1,291,276	47.9%	$811,621	41.7%	$407,769	43.4%
Agency		1,403,203	52.1	1,134,538	58.3	531,683	56.6

	Total title insurance premiums	$2,694,479	100.0%	$1,946,159	100.0%	$939,452	100.0%

     Trends in escrow and other title related fees are primarily related to title insurance activity generated by our direct operations. Escrow and other title related fees during the three-year period ended December 31, 2001, fluctuated in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts. Escrow and other title related fees were $728.4 million, $459.1 million and $206.6 million, respectively, during 2001, 2000 and 1999.

     Revenues from real estate related services generally trend closely with the level and mix of business, as well as the performance of our title related subsidiaries. Revenues from real estate related services in 2001, 2000 and 1999 were $287.1 million, $166.7 million and $67.8 million, respectively. The increase in revenues from real estate related services in 2001 is primarily the result of increases in revenue from our property appraisal services, real estate tax services, field services, home warranty insurance, property records business (IDM), which was acquired in the first quarter of 2001, and multiple listing services business (RISCO), which was acquired in the second quarter of 2001. In addition, revenues from real estate related services include the revenues of the former operations of Vista from the period August 1, 2001, the acquisition date, through December 31, 2001. Further, the increase in revenue in 2001 is also due to the inclusion of Chicago Title operations for a full year in 2001 versus a partial year in 2000. The increase in revenues from real estate related services in 2000 is primarily the result of the acquisition of Chicago Title as well as increases in revenue from our credit reporting, flood certification, home warranty insurance and tax qualifying property exchange services.

     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in 2001 was $99.5 million, compared with $87.2 million in 2000, an increase of $12.3 million, or 14.1%. Average invested assets, excluding real estate, increased 33.1% to $2,196.9 million, from $1,650.0 million in 2000. The tax equivalent yield in 2001, excluding net realized gains, was 4.8%. The increase in interest and investment income in 2001 from 2000 is the result of net realized gains in 2001 of $6.3 million, compared with net realized losses in 2000 of $201 as well as increased interest and dividend income generated by the increased average invested asset base as a result of the inclusion of Chicago Title for a full year in 2001 versus a partial year in 2000. Included in 2001 net realized gains is an other than temporary impairment loss of $7.5 million, of which $4.4 million relates to an impairment loss taken on Enron Corporation bonds. In 2000, interest and investment income was $87.2 million, compared with $32.0 million in 1999. The increase in interest and investment income earned during 2000 is primarily due to an increase in average invested assets from $547.4 million in 1999 to $1,650.0 million in 2000, primarily as a result of the Chicago Title acquisition. The tax equivalent yield in 2000, excluding realized losses, was 6.1%. Net realized losses in 2000 and 1999 were comparable at $201 and $76, respectively.

     Other income represents revenue generated by Micro General, our majority-owned information-services subsidiary, FNF Capital, our equipment-leasing subsidiary and Express Network, Inc. Express Network was sold in the second quarter of 2000. Other income was $64.7 million in 2001, $82.8 million in 2000 and $109.9 million in 1999. The decrease in other income in 2001 and 2000 is due to the sale of Express Network in the second quarter of 2000 as well as decreases in externally generated revenue by Micro General.

     Expenses. The following table presents the components of our expenses:

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Personnel costs	$1,187,177	$845,349	$407,078
Other operating expenses	834,513	626,308	332,296
Agent commissions	1,098,328	884,498	423,675
Provision for claim losses	134,724	97,322	52,713
Interest expense	46,569	59,374	15,626
Amortization of cost in excess of net assets acquired	54,155	35,003	6,638

Total expenses	$3,355,466	$2,547,854	$1,238,026

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

     Personnel costs include base salaries, commissions and bonuses paid to employees, and are one of our most significant operating expenses. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. Personnel costs totaled $1,187.2 million, $845.3 million and $407.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Personnel costs as a percentage of total revenue have remained relatively consistent over the three-year period ended December 31, 2001. Those percentages were 30.6% in 2001, 30.8% in 2000 and 30.0% in 1999. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. We will continue to monitor prevailing market conditions and will adjust personnel costs in accordance with activity.

     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services (including personnel costs associated with information technology support), professional services, advertising expenses, general insurance, depreciation and trade and notes receivable allowances. We continue to be committed to cost control measures. In response to market conditions, we have implemented aggressive cost control programs in order to maintain operating expenses at levels consistent with the levels of revenue. However, certain fixed costs are incurred regardless of revenue levels, resulting in period-over-period fluctuations. Our cost control programs are designed to evaluate expenses, both current and budgeted, relative to existing and projected market conditions. Other operating expenses decreased as a percentage of total revenue to 21.5% in 2001 from 22.8% in 2000, and decreased in 2000 from 24.5% in 1999. The decrease in other operating expenses as a percentage of total revenues in 2001 and 2000 is attributable to the change in our cost structure as a result of the addition of the Chicago Title operations, which are primarily title and real estate related. Total other operating expenses totaled $834.5 million, $626.3 million and $332.3 million in 2001, 2000 and 1999, respectively.

     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

     The following table illustrates the relationship of agent premiums and agent commissions:

	Year Ended December 31,

	2001		2000		1999

	Amount	%	Amount	%	Amount	%

		(Dollars in thousands)
Agent premiums	$1,403,203	100.0%	$1,134,538	100.0%	$531,683	100.0%
Agent commissions	1,098,328	78.3	884,498	78.0	423,675	79.7

Premiums we retain	$304,875	21.7%	$250,040	22.0%	$108,008	20.3%

     The provision for claim losses includes an estimate of anticipated title claims. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly. Based on our loss development studies, we believe that as a result of our underwriting and claims handling practices, as well as the refinancing business of the current and prior years, we will maintain the claim loss trends we have experienced over the past several years. As such, our claim loss provision as a percentage of total title premiums was 5.0% in 2001 and 2000, and 5.6% in 1999.

     A summary of the reserve for claim losses follows:

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Beginning balance	$907,482	$239,962	$224,534
Reserves assumed	—	669,837 (1)	—
Reserves transferred	—	—	(4,310	)(2)
Claim loss provision related to:
Current year	161,669	108,985	57,321
Prior years	(26,945)	(11,663)	(4,608)

Total claim loss provision	134,724	97,322	52,713
Claims paid, net of recoupments related to:
Current year	(9,387)	(6,479)	(1,229)
Prior years	(151,766)	(93,160)	(31,746)

Total claims paid, net of recoupments	(161,153)	(99,639)	(32,975)

Ending balance	$881,053	$907,482	$239,962

Provision for claim losses as a percentage of title insurance premiums	5.0%	5.0%	5.6%

(1)	In connection with the Chicago Title merger on March 20, 2000, we assumed Chicago Title’s then outstanding reserve for claim losses.

(2)	On March 18, 1998, the Company announced that it had entered into an agreement to sell National Title Insurance of New York Inc. (“National”) to American Title Company, a wholly-owned subsidiary of American National Financial, Inc. (“ANFI”), for $3.25 million, subject to regulatory approval and certain other conditions. The purchase price was structured at a premium to book value. As of December 31, 2001, the Company holds a 20.0% interest in ANFI. National was acquired in April 1996, as part of the Nations Title Inc. acquisition, and has not been actively underwriting policies since that time. This transaction received regulatory approval on May 27, 1999 and closed on June 10, 1999. The Company recognized a gain of approximately $1.2 million prior to applicable income taxes, in connection with the sale of National. This gain has been reflected in the Consolidated Statement of Earnings for the year ended December 31, 1999.

     The favorable development on prior years loss reserves during 2001, 2000 and 1999 was attributable to lower than expected payment levels on recent issue years, which included periods of increased resale activity as well as a high proportion of refinance business. As a result, title policies issued in prior years have been replaced by the more recently issued policies, therefore generally terminating much of the loss exposure on the previously issued policies.

     Interest expense for the years ended December 31, 2001, 2000 and 1999 was $46.6 million, $59.4 million and $15.6 million, respectively. The decrease in interest expense in 2001 as compared with 2000 is due to a decrease in outstanding notes payable, primarily as a result of using proceeds from our common stock offering in January 2001 and our public offering of 7.3% notes in August 2001 to pay down amounts outstanding under our credit facility. Also included in interest expense in 2001 is the write-off of $3.9 million of debt issuance costs associated with paying down our credit facility. The increase in interest expense in 2000 as compared with 1999 is attributable to the increase in outstanding notes payable, primarily related to the financing of the Chicago Title merger, and an increase in certain indices on which our variable interest rates are based.

     Amortization of cost in excess of net assets acquired was $54.2 million in 2001, $35.0 million in 2000 and $6.6 million in 1999. The increase in 2001 as compared with 2000 is primarily due to the acquisition of IDM and Risco and the inclusion of a full year of amortization in 2001 compared with a partial year in 2000 related to the Chicago Title merger. Also, amortization of cost in excess of net assets acquired in 2001 includes an $8.0 million pretax write-off associated with the discontinuance of two businesses in the fourth quarter of 2001. In connection with the merger of Chicago Title in 2000, we recorded cost in excess of net assets acquired of approximately $762.3 million. As a result, amortization of cost in excess of net assets acquired has increased accordingly from 1999 to 2000.

     Income tax expense as a percentage of earnings before income taxes for 2001, 2000 and 1999 was 40.1%, 44.2% and 39.9%, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, the impact of the non-recurring charges and the non-deductible goodwill recorded pursuant to the Chicago Title merger and the characteristics of net earnings — i.e., operating income versus investment income.

Liquidity and Capital Resources

     Cash Flows. Our cash requirements include debt service, operating expenses, taxes, capital expenditures, systems development, lease fundings, lease securitizations and dividends on our common stock. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities and bank borrowings through existing credit facilities. Our short- and long-term liquidity requirements are monitored regularly to match cash inflows with cash requirements. We forecast the daily needs of all of our subsidiaries and periodically review their short- and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

     Our two significant sources of our funds are dividends and distributions from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are executed within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. During 2002, our title insurance subsidiaries could pay dividends or make other distributions to us of $114.3 million. Our underwritten title companies, real estate related service companies, Micro General and FNF Capital, collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries. Positive cash flow from these subsidiaries is invested primarily in cash and cash equivalents.

     Seasonality. Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The fourth calendar quarter is typically the strongest in terms of revenue due to commercial entities desiring to complete transactions by year-end. Significant changes in interest rates may alter these traditional seasonal patterns due to the effect of the cost of financing has on the volume of real estate transactions.

     Financing. In connection with the Chicago Title merger, we entered into a syndicated credit agreement. The credit agreement provides for three distinct credit facilities:

•	$100.0 million, 18 month revolving credit facility due September 30, 2001, which was repaid and terminated on January 24, 2001:

     •     $250.0 million, 6 year revolving credit facility due March 19, 2006; and

     •     $450.0 million term loan facility with a 6 year amortization period, due March 19, 2006.

     The credit agreement bears interest at a variable rate of interest based on the debt ratings assigned to us by certain independent agencies, and is unsecured. The current interest rate is LIBOR plus 1.125%. Amounts borrowed under the credit agreement were used to pay the cash portion of the merger consideration, to refinance previously existing indebtedness, to pay fees and expenses incurred in connection with the merger and to fund other general corporate purposes. As of December 31, 2001, $135.0 million was outstanding under our credit agreement and we have $250.0 million in borrowings available to us.

     The credit agreement and other debt facilities impose certain affirmative and negative covenants on us relating to current debt ratings, certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions and restricted payments, and certain dividend restrictions. We are in compliance with all of our debt covenants as of December 31, 2001.

     On August 20, 2001, we issued $250.0 million aggregate principal amount of 7.3% notes. We received net proceeds of $247.0 million, after expenses, which were used to pay down a portion of the $450.0 million, 6-year term loan facility. Interest is payable semiannually and the notes are due in August 2011.

     Financing Obligations. Our financing obligations generally include our credit agreement and other debt facilities and operating lease payments on certain of our premises and equipment. As of December 31, 2001, our required annual payments relating to these financing obligations are as follows:

	2002	2003	2004	2005	2006	Thereafter	Total

	(Dollars in thousands)
Notes payable	$50,908	$50,476	$48,702	$45,937	$10,767	$358,900	$565,690
Operating lease payments	95,799	77,871	56,594	41,853	29,923	59,644	361,684

Total	$146,707	$128,347	$105,296	$87,790	$40,690	$418,544	$927,374

     Capital Stock Transactions. On January 24, 2001, we issued 8,855,000 shares of our common stock at a public offering price of $30.45 per share. Proceeds from this offering, net of underwriting discounts and commissions and other related expenses, were $256.3 million. Net proceeds of $100.0 million were used to repay in full and terminate the $100.0 million, 18 month revolving credit facility and net proceeds of $149.5 million were used to pay down in full the $250.0 million, 6 year revolving credit facility. The remainder of the cash proceeds are available for general corporate purposes.

     On April 24, 2001, our Board of Directors authorized us to purchase up to 5,500,000 shares of our common stock. Purchases may be made by us from time to time in the open market or in block purchases or in privately negotiated transactions depending on market conditions and other factors. As of December 31, 2001, we have repurchased a total of 1,000,000 shares of our common stock for $22.9 million, at an average purchase price of $22.93 per share.

     Merger of CKE Restaurants, Inc. (“CKE”) and Santa Barbara Restaurant Group, Inc. (“SBRG”). On March 1, 2002, a merger between CKE and SBRG was consummated, whereby SBRG became a wholly-owned subsidiary of CKE. As a result of the merger, holders of SBRG common stock received .491 shares of CKE common stock for each whole share of SBRG common stock.

     Prior to the merger, we owned approximately 1% and 37% of the outstanding common shares of CKE and SBRG, respectively. Our Chief Executive Officer and Chairman of the Board of Directors also serves as Chairman of the Board of Directors at CKE and SBRG. In addition, our Vice Chairman of the Board of Directors also serves on the board of directors of both CKE and SBRG. As of December 31, 2001, our total investment in both companies was $24.8 million. As a result of the merger, our shares of SBRG common stock will be converted into common shares of CKE and we will own approximately 5% of the outstanding common stock of CKE.

     Critical Accounting Policies. The accounting policies described below are those we consider critical in preparing our Consolidated Financial Statements. Certain of these policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of certain contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note A of Notes to the Consolidated Financial Statements for a more detailed description of our significant accounting policies that have been followed in preparing our Consolidated Financial Statements.

     Revenue Recognition. Our title insurance premiums and escrow and other title related fees are recognized as revenue at the time of closing of the related transaction as the earnings process is considered complete. We recognize real estate related services and other income over the period the related services are provided.

     Investments. Our fixed maturities available for sale and our equity securities available for sale are recorded at fair value. Our other long-term investments are carried at cost, market or on the equity method, as appropriate. Our short-term investments are carried at amortized cost, which approximates market.

     Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Unrealized gains or losses on fixed maturity and equity securities that are classified as available for sale, net of applicable deferred income taxes (benefits), are excluded from earnings and credited or charged directly to a separate component of stockholders’ equity. If any unrealized losses on fixed maturity or equity securities are deemed other than temporary, such unrealized losses are recognized as realized losses.

     Cost in Excess of Net Assets Acquired (“Goodwill”) and Other Intangible Assets. We have made acquisitions in the past that resulted in recording a significant amount goodwill. As of December 31, 2001, cost in excess of net assets acquired, net, was $808.6 million, of which $762.3 million relates to goodwill recorded in connection with the Chicago Title merger in 2000. Through December 31, 2001, in accordance with generally accepted accounting principles, goodwill has been amortized on a straight-line basis over 7 to 20 years and has been tested for impairment on a continual basis based on the undiscounted cash flows generated by the underlying assets. Effective in 2002, goodwill will no longer be amortized, but will be tested for impairment annually through a comparison of the assets’ fair value to its carrying amount. Other intangible assets that meet certain criteria will continue to be amortized and will also be subject to an impairment test based on estimated fair value. We are currently evaluating the impact of this new accounting standard on existing goodwill and other intangible assets. See Recent Accounting Pronouncements below for further information.

     Reserve for Claim Losses. Our reserve for claim losses includes known claims as well as losses we expect to incur, net of recoupments. Each known claim is reserved for on the basis of our review as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims that are incurred but not reported are provided for at the time premium revenue is recognized based on historical loss experience and other factors, including industry averages, claim loss history, current legal environment, geographic considerations and type of policy written.

     The reserve for claim losses also includes reserves for losses arising from the escrow, closing and disbursement functions due to fraud or operational error based on historical experience.

     If a loss is related to a policy issued by an independent agent, we may proceed against the independent agent pursuant to the terms of the agency agreement. In any event, we may proceed against third parties who are responsible for any loss under the title insurance policy under rights of subrogation. See Note I of Notes to Consolidated Financial Statements.

     Escrow Accounts. In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in our Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers which amounted to $4.4 billion at December 31, 2001. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with the various banks. There were no investments or loans outstanding as of December 31, 2001 related to these arrangements.

     Recent Accounting Pronouncements. During the second quarter of 2001, we adopted Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, (“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities including agency interest-only strips, whether purchased or retained in securitization, and determining when these securities must be written down to fair value because of impairment. Adoption of EITF 99-20 requires the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings when any portion of the decline in fair value is attributable to an impairment loss, rather than an unrealized loss in stockholders’ equity. As such, we recorded a charge of $5.7 million, net of income tax benefit of $3.0 million, in the second quarter of 2001.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will be amortized through 2001 at which time amortization will cease and we will perform a transitional goodwill impairment test. SFAS No. 142 is generally effective for fiscal periods beginning after December 15, 2001 and the amortization provisions of SFAS No. 142 are effective for acquisitions subsequent to June 30, 2001. We are currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the year ended December 31, 2001 was $54.2 million ($46.1 million, excluding the $8.0 million write-off associated with the discontinuance of two businesses in the fourth quarter of 2001).

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS No. 144”) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We expect that the adoption of SFAS No. 144 will not have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosure About the Market Risk of Financial Instruments

     Our Consolidated Balance Sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. See “Business - Investment Policies and Investment Portfolio” and Notes C and G of Notes to Consolidated Financial Statements. The following sections address the significant market risks associated with our financial activities as of our year ended December 31, 2001.

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

Equity Price Risk

     The carrying values of investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

     Caution should be used in evaluating our overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because our reserve for claim losses (representing 32% of total liabilities) is not included in the hypothetical effects.

     The hypothetical effects of changes in market rates or prices on the fair values of financial instruments would have been as follows as of December 31, 2001:

a. An approximate $35.0 million net increase (decrease) in the fair value of fixed maturity securities would have occurred if interest rates had (decreased) increased by 100 basis points. The change in fair values was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

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

d. Interest expense on average debt outstanding would have increased (decreased) approximately $5.9 million, if interest rates increased (decreased) 100 basis points.

Item 8. Financial Statements and Supplementary Data

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

     We have audited the accompanying Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2001. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Los Angeles, California
February 13, 2002

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

ASSETS

	December 31, ,

	2001	2000

Investments:
Fixed maturities available for sale, at fair value, at December 31, 2001 and 2000 include $237,253 and $248,512, respectively, of pledged fixed maturity securities related to secured trust deposits	$1,216,240	$1,188,681
Equity securities, at fair value	56,360	39,959
Other long-term investments	39,243	46,870
Short-term investments, at December 31, 2001 and 2000 include $81,893 and $210,861, respectively, of pledged short-term investments related to secured trust deposits	491,539	409,317
Investments in real estate and partnerships, net	439	504

Total investments	1,803,821	1,685,331
Cash and cash equivalents, at December 31, 2001 and 2000 include $367,907 and $132,141, respectively, of pledged cash related to secured trust deposits	542,620	262,955
Leases and residual interests in securitizations	173,883	151,052
Trade receivables, net	163,961	127,633
Notes receivable, net	20,149	16,381
Income taxes receivable	—	22,343
Cost in excess of net assets acquired, net	808,584	770,060
Prepaid expenses and other assets	358,933	231,118
Title plants	275,591	275,295
Property and equipment, net	161,643	172,838
Deferred tax asset	106,813	118,979

	$4,415,998	$3,833,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$596,019	$446,394
Notes payable	565,690	791,430
Reserve for claim losses	881,053	907,482
Secured trust deposits	673,126	576,350
Income taxes payable	14,074	—

	2,729,962	2,721,656
Minority interests and preferred stock of subsidiary	47,166	5,592
Stockholders’ equity:
Preferred stock, $.0001 par value; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock, $.0001 par value; authorized, 100,000,000 shares; issued, 86,680,796 as of December 31, 2001 and 76,449,349 as of December 31, 2000	9	8
Additional paid-in capital	1,158,848	695,140
Retained earnings	498,073	409,216

	1,656,930	1,104,364
Accumulated other comprehensive earnings	4,866	2,373
Less treasury stock, 1,000,000 shares as of December 31, 2001, at cost	(22,926)	—

	1,638,870	1,106,737

	$4,415,998	$3,833,985

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Year Ended December 31,

	2001	2000	1999

Revenue:
Title insurance premiums	$2,694,479	$1,946,159	$939,452
Escrow and other title related fees	728,406	459,121	206,570
Real estate related services	287,063	166,718	67,844
Interest and investment income, including realized gains and losses	99,454	87,191	32,045
Other income	64,705	82,805	109,943

	3,874,107	2,741,994	1,355,854

Expenses:
Personnel costs	1,187,177	845,349	407,078
Other operating expenses	834,513	626,308	332,296
Agent commissions	1,098,328	884,498	423,675
Provision for claim losses	134,724	97,322	52,713
Interest expense	46,569	59,374	15,626

	3,301,311	2,512,851	1,231,388

Earnings before amortization of cost in excess of net assets acquired	572,796	229,143	124,466
Amortization of cost in excess of net assets acquired	54,155	35,003	6,638

Earnings before income taxes and cumulative effect of a change in accounting principle	518,641	194,140	117,828
Income tax expense	207,456	85,825	46,975

Earnings before cumulative effect of a change in accounting principle	311,185	108,315	70,853
Cumulative effect of a change in accounting principle, net of income tax benefit of $3,035	(5,709)	—	—

Net earnings	$305,476	$108,315	$70,853

Basic earnings per share before cumulative effect of a change in accounting principle	$3.64	$1.67	$2.16
Cumulative effect of a change in accounting principle	(.07)	—	—

Basic net earnings per share	$3.57	$1.67	$2.16

Weighted average shares outstanding, basic basis	85,498	64,703	32,792

Diluted earnings per share before cumulative effect of a change in accounting principle	$3.54	$1.62	$2.06
Cumulative effect of a change in accounting principle	(.07)	—	—

Diluted net earnings per share	$3.47	$1.62	$2.06

Weighted average shares outstanding, diluted basis	88,059	67,030	34,469

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Year Ended December 31,

	2001	2000	1999

Net earnings	$305,476	$108,315	$70,853
Other comprehensive earnings (loss):
Unrealized gains (losses) on investments, net (1)	5,643	8,644	(17,678)
Reclassification adjustments for (gains) losses included in net earnings (2)	8,305	(296)	46
Minimum pension liability adjustment (3)	(11,455)	—	—

Other comprehensive earnings (loss)	2,493	8,348	(17,632)

Comprehensive earnings	$307,969	$116,663	$53,221

(1)	Net of income tax expense (benefit) of $3.8 million, $5.8 million and ($11.3) million for 2001, 2000 and 1999, respectively.

(2)	Net of income tax expense (benefit) of ($5.5) million, $198 and ($30) for 2001, 2000 and 1999, respectively.

(3)	Net of income tax benefit of $7.6 million in 2001.

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Shares	Amount

Balance, December 31, 1998	39,094	$4	$173,887	$265,567	$11,657	7,309	$(54,375)
Purchase of treasury stock	—	—	—	—	—	5,930	(81,904)
Exercise of stock options, including associated tax benefit	233	—	2,488	—	—	—	—
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	(17,632)	—	—
Acquisitions	—	—	297	—	—	—	—
Redemption and conversion of LYONs	3,819	1	70,286	—	—	—	—
Cash dividends declared ($0.28 per share)	—	—	—	(8,635)	—	—	—
Net earnings	—	—	—	70,853	—	—	—

Balance, December 31, 1999	43,146	5	246,958	327,785	(5,975)	13,239	$(136,279)
Purchase of treasury stock	—	—	—	—	—	43	(551)
Exercise of stock options, including associated tax benefit	3,948	—	63,521	—	—	—	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	8,348	—	—
Acquisition of Chicago Title Corporation	42,637	4	521,490	—	—	—	—
Retirement of treasury stock	(13,282)	(1)	(136,829)	—	—	(13,282)	136,830
Cash dividends declared ($0.36 per share)	—	—	—	(26,884)	—	—	—
Net earnings	—	—	—	108,315	—	—	—

Balance, December 31, 2000	76,449	8	695,140	409,216	2,373	—	—
Purchase of treasury stock	—	—	—	—	—	1,000	(22,926)
Exercise of stock options, including associated tax benefit	1,092	—	20,666	—	—	—	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	13,948	—	—
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	(11,455)	—	—
Common stock offering, net	8,855	1	256,300	—	—	—	—
Capital transactions of investments accounted for under the equity method	—	—	(1,079)	—	—	—	—
Cash dividends declared ($0.38 per share)	—	—	—	(32,948)	—	—	—
Acquisitions	285	—	4,150	—	—	—	—
Effect of 10% stock dividend	—	—	183,671	(183,671)	—	—	—
Net earnings	—	—	—	305,476	—	—	—

Balance, December 31, 2001	86,681	$9	$1,158,848	$498,073	$4,866	1,000	$(22,926)

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2001	2000	1999

Cash Flows From Operating Activities:
Net earnings	$305,476	$108,315	$70,853
Adjustment to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	8,744	—	—
Depreciation and amortization	118,282	95,427	29,968
Net increase (decrease) in reserve for claim losses	(26,429)	(3,225)	19,738
Provision for losses (recoveries) on real estate and notes receivable	650	1,016	(154)
(Gain) loss on sales of investments and other assets	(6,349)	201	76
Changes in assets and liabilities, net of effects from acquisitions:
Net increase in leases and residual interests in securitizations	(28,341)	(12,801)	(48,634)
Tax benefit associated with the exercise of stock options	8,814	17,000	—
Net (increase) decrease in secured trust deposits	1,237	(16,577)	—
Net (increase) decrease in trade receivables	(28,611)	(10,775)	15,153
Net increase in prepaid expenses and other assets	(19,146)	(36,076)	(15,002)
Net increase (decrease) in accounts payable, accrued liabilities and minority interests	27,938	30,639	(5,831)
Net increase (decrease) in income taxes	65,275	(12,081)	(16,303)

Net cash provided by operating activities	427,540	161,063	49,864

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	892,790	340,029	87,685
Proceeds from maturities of investment securities available for sale	109,594	64,935	232,770
Proceeds from sales of title plant and property and equipment	1,352	—	1,100
Proceeds from sales of other assets	—	—	2,168
Proceeds from sales of real estate	2,220	6,170	821
Collections of notes receivable	4,753	11,833	5,213
Additions to title plants	(1,232)	(1,673)	(2,092)
Additions to property and equipment	(42,008)	(47,953)	(29,313)
Additions to notes receivable	(9,771)	(10,135)	(12,768)
Purchases of investment securities available for sale	(1,172,701)	(282,164)	(375,069)
Net (purchases) proceeds from short-term investment activities	(82,437)	(196,414)	34,895
Sale of subsidiary, net of cash sold	—	—	2,469
Acquisition of businesses, net of cash acquired	(74,355)	(537,980)	—

Net cash used in investing activities	(371,795)	(653,352)	(52,121)

Cash Flows From Financing Activities:
Borrowings	119,475	767,040	108,878
Net proceeds from common stock offering	256,301	—	—
Issuance of notes	250,000	—	—
Principal payments	(595,215)	(205,861)	(22,936)
Dividends paid	(31,333)	(22,615)	(8,192)
Exercise of stock options	11,852	46,521	2,488
Purchases of treasury stock	(22,926)	(551)	(81,904)

Net cash provided by (used in) financing activities	(11,846)	584,534	(1,666)

Net increase (decrease) in cash and cash equivalents	43,899	92,245	(3,923)
Cash and cash equivalents at beginning of year	130,814	38,569	42,492

Cash and cash equivalents at end of year	$174,713	$130,814	$38,569

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2001 and 2000 and for the years ended
December 31, 2001, 2000 and 1999

A.	Summary of Significant Accounting Policies

     The following describes the significant accounting policies of Fidelity National Financial, Inc. and its subsidiaries (collectively, the “Company”) which have been followed in preparing the accompanying Consolidated Financial Statements.

Description of Business

     Fidelity National Financial, Inc., through its principal subsidiaries (collectively, the “Company”), is the largest title insurance and diversified real estate related services company in the United States. The Company’s title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issue all of the Company’s title insurance policies in 49 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands, and in Canada and Mexico.

     In addition, the Company provides a broad array of escrow and other title related services, as well as real estate related services, including: collection and trust activities, trustee’s sales guarantees, recordings, reconveyances, property appraisal, credit reporting, exchange intermediary services, real estate tax services, home warranty insurance, foreclosure posting and publishing, loan portfolio services, flood certification, field services, property records and multiple listing services.

     The Company’s principal title subsidiaries consist of Fidelity National Title Insurance Company, Fidelity National Title Insurance Company of New York, Chicago Title Insurance Company, Chicago Title Insurance Company of Oregon, Ticor Title Insurance Company, Security Union Title Insurance Company and Alamo Title Insurance. The Company’s principal underwritten title company subsidiaries consist of Fidelity National Title Company, Fidelity National Title Company of California and Chicago Title Company.

     The Company includes the accounts of its majority-owned information-services subsidiary, Micro General Corporation (NASDAQ: MGEN, “Micro General”) and its majority-owned real estate related services subsidiary, Fidelity National Information Solutions, Inc. (NASDAQ: FNIS, “FNIS”), formerly VISTA Information Solutions, Inc. (“Vista”), in its consolidated results. As of December 31, 2001, the Company owns 61.7% of Micro General and 77.9% of FNIS.

     The Company also originates, funds, purchases, sells, securitizes and services equipment leases for a broad range of businesses through its wholly-owned subsidiary, FNF Capital, Inc. (“FNF Capital”). In the fourth quarter of 2001, the Company discontinued its small-ticket lease origination business.

Principles of Consolidation and Basis of Presentation

     The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. The Company’s investments in non-majority-owned partnerships and affiliates are accounted for on the equity method. The Company’s financial results for the year ended December 31, 2001 include the results of the former operations of Vista for the period from August 1, 2001, the acquisition date, through December 31, 2001. The Company’s financial results for the year ended December 31, 2000 include the operations of Chicago Title Corporation (“Chicago Title”) for the period from March 20, 2000, the merger date, through December 31, 2000. See Note B.

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

Investments

     Fixed maturity securities are purchased to support the investment strategies of the Company, which are developed based on many factors including rate of return, maturity, credit risk, tax considerations and regulatory requirements. Fixed maturity securities which may be sold prior to maturity to support the Company’s investment strategies are carried at fair value and are classified as available for sale as of the balance sheet dates. Fair values for fixed maturity securities are principally a function of current interest rates and are based on quoted market prices. Included in fixed maturities are mortgage-backed securities, which are recorded at purchase cost. Discount or premium is recorded for the difference between the purchase price and the principal amount. The discount or premium is amortized using the interest method and is recorded as an adjustment to interest and investment income. The interest method results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. Changes in prepayment assumptions are accounted for prospectively.

     Equity securities are considered to be available for sale and carried at fair value as of the balance sheet dates. Fair values are based on quoted market prices.

     Other long-term investments, which consist of a limited partnership interest in an investment fund, as well as certain other debt instruments and equity investments, are carried at cost, market, or on the equity method, as appropriate.

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

     Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Unrealized gains or losses on fixed maturity and equity securities which are classified as available for sale, net of applicable deferred income taxes (benefits), are excluded from earnings and credited or charged directly to a separate component of stockholders’ equity. If any unrealized losses on fixed maturity or equity securities are deemed other than temporary, such unrealized losses are recognized as realized losses.

     Included in equity securities is an investment in CKE Restaurants, Inc. (“CKE”), with a cost basis of $6.7 million and a fair value of $5.7 million at December 31, 2001 and a cost basis of $6.7 million and a fair value of $1.7 million at December 31, 2000. Included in other long-term investments, and accounted for under the equity method of accounting, is an investment in Santa Barbara Restaurant Group, Inc. (“SBRG”) of $19.1 million and $21.5 million at December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company owns approximately 1% and 37% of the outstanding common shares of CKE and SBRG, respectively. The Company’s Chief Executive Officer and Chairman of the Board of Directors also serves as Chairman of the Board of Directors at CKE and SBRG. In addition, the Company’s Vice Chairman of the Board of Directors also serves on the board of directors of both CKE and SBRG.

     On March 1, 2002, a merger between CKE and SBRG was consummated, whereby SBRG became a wholly-owned subsidiary of CKE. As a result of the merger, holders of SBRG common stock received .491 shares of CKE common stock for each whole share of SBRG common stock. As a result of the merger, the Company’s common shares of SBRG will be converted into common shares of CKE and the Company will own approximately 5% of the outstanding common stock of CKE.

Leases and Residual Interests in Securitizations

     Leases and residual interests in securitizations includes direct financing leases, direct financing leases assigned to lender and residual interests in securitizations.

Direct Financing Leases

     The Company’s leases are accounted for as direct financing leases. Under this method, the amount by which gross lease rentals exceed the cost of the related assets, less the estimated recoverable residual value at the expiration of the lease, is recognized as income from direct financing leases over the life of the lease using the interest method. Interest is accrued only if deemed collectible.

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

Direct Financing Leases Assigned to Lender

     Direct financing leases securitized through the issuance of a debt security prior to the effective date of Statement of Financial Accounting Standards No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 125”) are accounted for as collateralized borrowings. The leases collateralizing the debt are recorded as direct financing leases assigned to lenders. The related debt is recorded as notes payable.

Allowance for Credit Losses on Leases

     The Company establishes an allowance for credit losses to provide for expected losses in the Company’s existing portfolio of leases and leases transferred on a recourse basis. The allowance for credit losses is based on the Company’s historical and expected loss experience, industry knowledge and other economic factors. The ultimate obligation for defaults and delinquencies related to leases transferred on a recourse basis is measured and recorded at the time of transfer.

     Leases are collateralized by equipment. In addition, lessees generally are required to personally guarantee lease payments. The Company’s risk of loss is partially mitigated by recovering collateral and enforcing guarantees. However, the resale value of leased equipment generally declines at a rate greater than the principal of the lease. As a result, full recovery on defaulted leases is not usually possible.

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

     The Company’s securitizations are generally structured as follows: first, the Company sells a portfolio of lease receivables to a special purpose entity (“SPE”) which has been established for the limited purpose of buying and reselling the Company’s lease receivables; next, the SPE transfers the same receivables to a Trust (the “Trust”), and the Trust in turn issues interest-bearing asset-backed securities generally in an amount equal to the aggregate initial principal balance of the lease receivables, multiplied by an advance rate. At the close of each securitization that is accounted for as a sale, the Company removes from its consolidated balance sheet the lease receivables held for sale and adds to its consolidated balance sheet (i) the cash received and (ii) the allocated cost of residual interests in securitizations, which consists of (a) cash collateral account and (b) net excess cash flows. At December 31, 2001 and 2000, the Company’s remaining securitization facilities had an aggregate outstanding balance of $218.7 million and $218.1 million, respectively. Of those amounts, the remaining balance related to securitizations accounted for as sales were $79.6 million and $152.7 million at December 31, 2001 and 2000, respectively.

     During 2001, all securitization transactions were structured such that sale accounting was not achieved. The related leases and debt continue to be recognized on the Company’s balance sheet.

     Residual interests in securitizations (“Residuals”) of lease receivables in a trust are recorded as a result of the sale of lease receivables through securitization. These Residuals are recorded at estimated fair value and accounted for as available for sale securities. Prior to April 1, 2001, changes in the fair value of the Residuals were recorded as unrealized gains or losses, net of applicable deferred income taxes (benefits), and were excluded from earnings and credited or charged directly to a separate component of stockholders’ equity. Included in accumulated other comprehensive earnings at December 31, 2000 were net unrealized losses of $3.2 million related to Residuals.

     During the second quarter of 2001, the Company adopted Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, (“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-

sensitive securities including agency interest-only strips, whether purchased or retained in securitization and determining when these securities must be written down to fair value because of impairment. Adoption of EITF 99-20 requires the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings when any portion of the decline in fair value is attributable to an impairment loss, rather than an unrealized loss in stockholders’ equity. As such, the Company recorded a charge of $5.7 million, net of income tax benefit of $3.0 million, in the second quarter of 2001.

     The Company is not aware of an active market for the purchase or sale of Residuals at this time. Accordingly, the Company estimates the fair value of the Residuals by calculating the present value of the estimated expected future excess cash flows received by the Company after being released by the Trust (cash out method) using a discount rate of approximately 12%, which management believes is commensurate with the risks involved. The Company estimates the future rates of prepayments, delinquencies, defaults and default loss severity as they impact the amount and timing of the estimated cash flows. The Company uses a zero prepayment estimate because the lease contracts generally require the lessee to pay all or a majority of the lease payments due under the remaining lease term. The Company’s loss estimate is 2.5% to 4.5% of the lease net investment value, which is based on historical loss data for comparable leases and the specific characteristics of the leases originated by the Company. The Company’s default estimates resulted in a weighted average life of the pool of leases of between approximately 1.5 and 2.0 years.

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

Fair Value of Financial Instruments

     The fair values of financial instruments presented in the applicable notes to the Company’s Consolidated Financial Statements are estimates of the fair values at a specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company does not necessarily intend to dispose of or liquidate such instruments prior to maturity.

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

Cost in Excess of Net Assets Acquired and Other Intangible Assets

     Intangible assets include cost in excess of net assets acquired, capitalized software costs and capitalized debt offering costs, and are amortized on a straight-line basis over three to forty years. At December 31, 2001, intangible assets consist of cost in excess of net assets acquired of $902.7 million less accumulated amortization of $94.1 million, capitalized software costs of $81.4 million less accumulated amortization of $19.5 million and capitalized debt offering costs of $15.6 million less accumulated amortization of $7.8 million. Intangible assets at December 31, 2000 consist of cost in excess of net assets acquired of $822.8 million less accumulated amortization of $52.7 million, capitalized software of $33.6 million less accumulated amortization of $17.0 million and capitalized debt offering costs of $13.5 million less accumulated amortization of $3.6 million. See Note P.

     Impairment of intangible assets is monitored on a continual basis, and is assessed based on an analysis of the undiscounted cash flows generated by the underlying assets. In 2001, the Company recorded pre-tax asset impairment losses totaling $16.6 million, of which $13.5 million related to the Company’s decision to discontinue FNF Capital’s small-ticket lease origination business and $3.1 million related to Micro General’s decision to discontinue its wholesale international long distance business. These amounts are included as part of the $10.0 million after tax, non-recurring charges the Company recorded in the fourth quarter of 2001. In 2000, the Company recorded pre-tax impairment losses totaling $7.0 million, primarily relating to the write off of cost in excess of net assets acquired and capitalized software costs of non-title related businesses. These amounts are included as part of the $13.4 million after tax, non-recurring charges the Company recorded in the first quarter of 2000.

Income Taxes

     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period enacted.

Reserve for Claim Losses

     The Company’s reserve for claim losses includes known claims as well as losses the Company expects to incur, net of recoupments. Each known claim is reserved for on the basis of a review by the Company as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims which are incurred but not reported are provided for at the time premium revenue is recognized based on historical loss experience and other factors, including industry averages, claim loss history, current legal environment, geographic considerations and type of policy written.

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

Reinsurance

     In the ordinary course of business, the Company limits its maximum loss exposure by reinsuring certain risks with other insurers. The Company also earns additional income by assuming reinsurance for certain risks of other insurers. The Company also cedes a portion of certain policy and other liabilities under agent fidelity, excess of loss and case-by-case reinsurance agreements. Reinsurance agreements provide that in the event of a loss (including costs, attorneys’ fees and expenses) exceeding the retained amounts, the reinsurer is liable for the excess amount assumed. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations. As of December 31, 2001, the Company had a $25.0 million reinsurance recoverable from Lloyds of London on claim loss expense recoverables. This amount was received in full subsequent to December 31, 2001. Reinsurance is not a significant part of the Company’s total revenue.

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

     Other income represents revenue generated from the operations of Micro General, FNF Capital and Express Network, Inc. (“ENI”). ENI was sold in the second quarter of 2000.

Share and Per Share Restatement

     On July 24, 2001, the Company declared a 10% stock dividend to stockholders of record on August 9, 2001, payable on August 23, 2001. The fair value of the additional shares of common stock issued in connection with the stock dividend was credited to additional paid-in capital and a like amount charged to retained earnings during 2001. Fractional shares were paid in cash.

     All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, in the Consolidated Financial Statements and Notes thereto have been retroactively adjusted to reflect the stock dividend.

Earnings Per Share

     Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings available to common stockholders plus the impact of assumed conversions of dilutive potential securities. The Company has granted certain options and warrants which have been treated as common share equivalents for purposes of calculating diluted earnings per share. The Liquid Yield Option Notes (“LYONs”) are considered other dilutive securities for purposes of calculating diluted earnings per share to the extent that they are not antidilutive.

     The following table presents the computation of basic and diluted earnings per share before cumulative effect of a change in accounting principle:

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Basic earnings before cumulative effect of a change in accounting principle	$311,185	$108,315	$70,853
Plus: Impact of assumed conversion of the LYONS, net of applicable income taxes	—	—	263

Diluted earnings before cumulative effect of a change in accounting principle	$311,185	$108,315	$71,116

Weighted average shares outstanding during the year, basic basis	85,498	64,703	32,792
Plus: Common stock equivalent shares assumed from conversion of options	2,561	2,327	1,289
Common stock equivalent shares assumed from conversion of LYONS	—	—	388

Weighted average shares outstanding during the year, diluted basis	88,059	67,030	34,469

Basic earnings per share before cumulative effect of a change in accounting principle	$3.64	$1.67	$2.16

Diluted earnings per share before cumulative effect of a change in accounting principle	$3.54	$1.62	$2.06

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

Certain Reclassifications

     Certain reclassifications have been made in the 2000 and 1999 Consolidated Financial Statements to conform to the classifications used in 2001.

B.	Acquisitions

     On March 20, 2000, Chicago Title Corporation (“Chicago Title”) merged with and into the Company pursuant to an Agreement and Plan of Merger, dated August 1, 1999, as amended on October 13, 1999. Pursuant to the merger agreement, Chicago Title stockholders received aggregate merger consideration valued at approximately $1.1 billion. The merger consideration was paid in the form of 1.9440 shares of Company common stock and $26.00 in cash for each share of Chicago Title common stock, resulting in the issuance of approximately 42.6 million shares of Company common stock valued at an average price during the applicable trading period of $11.9792 per share and the payment of approximately $570.2 million in cash. The merger was accounted for as a purchase.

     In connection with the merger, the Company entered into a syndicated credit agreement. See Note G. Amounts borrowed under the credit agreement were used to finance the cash portion of the merger consideration, to refinance previously existing indebtedness, to pay fees and expenses incurred in connection with the merger and to fund other general corporate purposes.

     The assets acquired, including cost in excess of net assets acquired, which is amortized over a period of 20 years (see Note P), and liabilities assumed in the Chicago Title merger were as follows (dollars in thousands):

Tangible assets acquired at fair value	$1,774,016
Cost in excess of net assets acquired	762,304
Liabilities assumed at fair value	(1,429,860)

Total purchase price	$1,106,460

     Selected unaudited pro forma combined results of operations for the years ended December 31, 2000 and 1999, assuming the merger had occurred as of January 1, 2000 and January 1, 1999, and using actual general and administrative expenses prior to the merger, are set forth below:

	December 31,

	2000	1999

	(In thousands, except per share data)
Total revenue	$3,074,254	$3,382,331
Net earnings before merger-related expenses and non-recurring charges	$119,004	$128,593
Net earnings	$85,216	$123,861
Basic net earnings per share before merger-related expenses and non-recurring charges	$1.61	$1.70
Diluted net earnings per share before merger-related expenses and non-recurring charges	$1.56	$1.66
Basic net earnings per share	$1.15	$1.64
Diluted net earnings per share	$1.12	$1.60

     On January 3, 2001, the Company acquired International Data Management Corporation (“IDM”), a leading provider of real estate information services, for $20.8 million in cash. IDM’s real estate information databases contain over 100 million real property ownership and sales records from the continental United States. The databases are updated daily to reflect new sales, mortgage information and other changes in real property ownership. The acquisition was accounted for as a purchase and the Company is amortizing cost in excess of net assets acquired in connection with the acquisition on a straight-line basis over 15 years. See Note P.

     On June 19, 2001 the Company acquired Risco, Inc. (“Risco”), the third largest multiple listing service vendor in the United States, for approximately $12.0 million in cash. The acquisition was accounted for as a purchase and the Company is amortizing the cost in excess of net assets acquired in connection with the acquisition on a straight-line basis over 15 years. See Note P.

     On August 1, 2001, the Company acquired approximately 80% of the outstanding common stock of Fidelity National Information Solutions, Inc. (NASDAQ:FNIS) (“FNIS”), formerly VISTA Information Solutions, Inc. (“Vista”), a provider of real estate information products and services, including multiple listing services and environmental data and disclosure information businesses. In consideration for this acquisition, the Company contributed its wholly-owned tax, credit, flood, appraisal, property records (IDM) and multiple listing service (Risco) businesses to the former Vista entity and as a result, immediately following the consummation of the transaction, the Company owned 80% of the combined entity.

     In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the cost in excess of net assets acquired in the FNIS transaction will not be amortized. As of December 31, 2001 and for the period from August 1, 2001, the acquisition date, through December 31, 2001, the results of the former operations of Vista are included in the Company’s Consolidated Financial Statements.

C.	Investments

     The carrying amounts and fair values of the Company’s fixed maturity securities at December 31, 2001 and 2000 are as follows:

	December 31, 2001

			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
Fixed maturity investments (available for sale):
U.S. government and agencies	$461,217	$453,077	$9,536	$(1,396)	$461,217
States and political subdivisions	518,738	504,981	14,191	(434)	518,738
Corporate securities	233,612	230,427	6,699	(3,514)	233,612
Foreign government bonds	2,222	2,134	88	—	2,222
Mortgage-backed securities	451	660	19	(228)	451

	$1,216,240	$1,191,279	$30,533	$(5,572)	$1,216,240

	December 31, 2000

			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
Fixed maturity investments (available for sale):
U.S. government and agencies	$230,992	$226,000	$5,425	$(433)	$230,992
States and political subdivisions	501,625	492,584	9,200	(159)	501,625
Corporate securities	250,634	247,980	5,824	(3,170)	250,634
Foreign government bonds	3,150	3,085	65	—	3,150
Mortgage-backed securities	202,280	196,662	5,963	(345)	202,280

	$1,188,681	$1,166,311	$26,477	$(4,107)	$1,188,681

     The change in unrealized gains (losses) on fixed maturities for the years ended December 31, 2001, 2000, and 1999 was $2.6 million, $29.1 million and ($13.9) million, respectively.

     Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

     The following table presents certain information regarding the Company’s fixed maturity securities at December 31, 2001:

	December 31, 2001

	Amortized	%	Fair	%
Maturity	Cost	of Total	Value	of Total

	(Dollars in thousands)
One year or less	$177,238	14.9%	$179,348	14.8%
After one year through five years	751,881	63.1	772,188	63.5
After five years through ten years	190,575	16.0	192,673	15.8
After ten years	70,925	6.0	71,580	5.9

	1,190,619		1,215,789
Mortgage-backed securities	660	—	451	—

	$1,191,279	100.0%	$1,216,240	100.0%

Subject to call	$67,609	5.7%	$67,826	5.6%

     Fixed maturity securities valued at approximately $38.1 million and $34.3 million were on deposit with various governmental authorities at December 31, 2001 and 2000, respectively, as required by law.

     Equity securities at December 31, 2001 and 2000 consist of investments in various industry groups as follows:

	December 31,

	2001		2000

		Fair		Fair
	Cost	Value	Cost	Value

	(Dollars in thousands)
Banks, trust and insurance companies	$6,247	$5,951	$1,726	$2,037
Industrial, miscellaneous and all other	46,864	50,409	51,224	37,922

	$53,111	$56,360	$52,950	$39,959

     The carrying value of the Company’s investment in equity securities is fair value. As of December 31, 2001, gross unrealized gains and gross unrealized losses on equity securities were $5.7 million and $2.5 million, respectively. Gross unrealized gains and gross unrealized losses on equity securities were $4.0 million and $17.0 million, respectively, as of December 31, 2000.

     The change in unrealized gains (losses) on equity securities for the years ended December 31, 2001, 2000 and 1999 was $16.2 million, ($12.2) million and ($13.3) million, respectively.

     Interest and investment income, including realized gains (losses), consists of the following:

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Cash and cash equivalents	$3,038	$4,194	$1,681
Fixed maturity securities	70,879	59,520	15,692
Equity securities	(12,517)	4,180	3,516
Short-term investments	19,591	15,203	3,219
Notes receivable	3,583	4,822	3,569
Other	14,880	(728)	4,368

	$99,454	$87,191	$32,045

     Net realized gains (losses) included in interest and investment income amounted to $6.3 million, ($201) and ($76) for the years ended December 31, 2001, 2000 and 1999, respectively. Included in 2001 net realized gains is an other than temporary impairment loss of $7.5 million, of which $4.4 million relates to an impairment loss taken on Enron Corporation bonds. There were no individually significant net realized gains or losses in 2000 or 1999. All amounts are before applicable income taxes.

     During the years ended December 31, 2001, 2000 and 1999, gross realized gains on sales of fixed maturity securities considered available for sale were $16.5 million, $1.7 million and $384, respectively; and gross realized losses were $7.3 million, $586 and $277, respectively. Gross proceeds from the sale of fixed maturity securities considered available for sale amounted to $516.5 million, $289.6 million and $38.2 million during the years ended December 31, 2001, 2000 and 1999, respectively.

     During the years ended December 31, 2001, 2000 and 1999, gross realized gains on sales of equity securities considered available for sale were $18.4 million, $8.9 million and $6.3 million, respectively; and gross realized losses were $36.1 million, $9.4 million and $7.2 million, respectively. Gross proceeds from the sale of equity securities amounted to $376.3 million, $50.4 million and $49.5 million during the years ended December 31, 2001, 2000 and 1999, respectively.

D.	Leases and Residual Interests in Securitizations

Direct Financing Leases

     Direct financing leases at December 31, 2001 and 2000 consist of the following:

	December 31, 2001

		Direct Financing
	Direct Financing	Leases Assigned
	Leases	to Lender

	(Dollars in thousands)
Minimum lease payments receivable	$47,284	$156,507
Estimated residual values of leased property	2,417	6,164
Lease acquisition costs and broker commissions	1,894	7,050
Unearned income	(10,170)	(35,065)
Allowance for credit losses	(4,902)	(5,758)
Security deposits	(2,360)	(4,240)

	$34,163	$124,658

	December 31, 2000

		Direct Financing
	Direct Financing	Leases Assigned
	Leases	to Lender

	(Dollars in thousands)
Minimum lease payments receivable	$55,521	$102,628
Estimated residual values of leased property	2,455	2,542
Lease acquisition costs and broker commissions	1,714	5,310
Unearned income	(9,801)	(26,702)
Allowance for credit losses	(2,485)	(3,514)
Security deposits	(3,389)	(2,025)

	$44,015	$78,239

     Scheduled collections of minimum lease payments receivable are as follows:

		Direct Financing
	Direct Financing	Leases Assigned
	Leases	to Lender

	(Dollars in thousands)
2002	$15,377	$53,277
2003	13,170	43,643
2004	9,436	33,893
2005	5,756	21,639
2006	3,463	3,448
Thereafter	82	607

	$47,284	$156,507

     At December 31, 2001, the weighted average implicit rate of interest is approximately 12.8%.

     The carrying value of the direct financing leases at December 31, 2001 and 2000 approximates fair value because of the short-term period that these leases are held before sale or securitization or, in certain cases, because the interest rate approximates current market rates. The fair value of the direct financing leases assigned to lender at December 31, 2001 and 2000 approximated the carrying value because the interest rate on the related Class A Lease-Backed Term Notes approximates current market rates.

Lease Securitization and Residual Interests in Securitizations

     The Company has four remaining securitization facilities with an aggregate outstanding balance of $218.7 million and $218.1 million as of December 31, 2001 and 2000, respectively. FNF Funding X is accounted for as a collateralized borrowing. FNF Funding IX, GF Funding II and GF Funding III were closed during 2001.

     The following table presents certain information related to the Company’s securitization facilities at December 31, 2001 and 2000:

	December 31,

	2001			2000

			Net			Net
	Available	Outstanding	Residual	Available	Outstanding	Residual
	Credit	Balance	Interest	Credit	Balance	Interest

	(Dollars in thousands)
GF Funding II	$—	$—	$—	$—	$8,556	$4,774
GF Funding III	—	—	—	—	3,616	1,733
GF Funding IV	—	31,724	7,509	—	57,384	12,251
GF Funding V	—	10,833	2,955	—	21,558	3,586
GF Funding VIII	—	37,091	4,598	—	61,626	6,454
FNF Funding IX	—	—	—	34,826	65,378	—
FNF Funding X	—	139,062	—	—	—	—

	$—	$218,710	$15,062	$34,826	$218,118	$28,798

     Scheduled collections of off-balance sheet minimum lease payments receivable included in GF Funding IV, V and VIII are anticipated through 2005.

E.	Notes Receivable

     Notes receivable consist of the following:

	December 31,

	2001	2000

	(Dollars in thousands)
Mortgage notes, secured by various deeds of trust, installments due monthly including interest at rates ranging from 5.8% to 12.5%, due through 2022	$519	$858
Promissory notes, secured by various assets and unsecured, installments due monthly including interest at rates ranging from 6.8% to 12.0%, due through 2010	17,507	8,173
Officer and employee secured and unsecured notes receivable at rates ranging from 5.0% to 10.0%, due through 2006	2,669	3,572
Employee and Director Plan, unsecured notes receivable at 5.0% due 2005	6,051	6,651

	26,746	19,254
Allowance for doubtful receivables	(6,597)	(2,873)

	$20,149	$16,381

     The allowance for doubtful receivables is primarily related to certain promissory notes at December 31, 2001 and 2000. Interest income is not recognized on the Company’s non-performing notes receivable. There were no non-performing notes receivable at December 31, 2001 or 2000.

     On March 17, 1999, the Company’s Board of Directors approved the adoption of the Fidelity National Financial, Inc. Employee Stock Purchase Loan Plan (“Employee Plan”) and the Non-Employee Director Stock Purchase Loan Program (“Director Plan”). The purpose of the Employee Plan and Director Plan was to provide key employees and directors with further incentive to maximize stockholder value. Employee Plan and Director Plan funds were used to make private or open market purchases of Company common stock through a broker-dealer designated by the Company. All loans are full recourse and unsecured, and have a five-year term. Interest accrues on the loans at a rate of 5.0% per annum, due at maturity. These loans may be prepaid any time without penalty. The Company loaned an aggregate of $7.3 million to purchase 532,088 shares of Company common stock at an average purchase price of $13.63 per share. As of December 31, 2001 and 2000 $6.1 million and $6.7 million, respectively, of loans under these plans were outstanding.

     The carrying value and estimated fair values of the Company’s notes receivable were as follows at December 31, 2001 and 2000:

	December 31,

	2001		2000

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(Dollars in thousands)
Mortgage notes	$470	$470	$808	$808
Other promissory notes	12,011	12,011	6,162	6,162
Affiliated notes	1,617	1,617	2,760	2,760
Employee and Director Plan	6,051	6,051	6,651	6,651

	$20,149	$20,149	$16,381	$16,381

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

F.	Property and Equipment

Property and equipment consists of the following:

	December 31,

	2001	2000

	(Dollars in thousands)
Land	$9,238	$9,671
Buildings	31,677	34,037
Leasehold improvements	45,765	48,252
Furniture, fixtures and equipment	246,707	214,909

	333,387	306,869
Accumulated depreciation and amortization	(171,744)	(134,031)

	$161,643	$172,838

G.	Notes Payable

     Notes payable consist of the following:

	December 31,

	2001	2000

	(Dollars in thousands)
Syndicated credit agreement, unsecured, interest due quarterly at LIBOR plus 1.125% (3.06% at December 31, 2001), unused portion of $250,000 at December 31, 2001	$135,000	$662,000
Unsecured notes, net of discount, interest payable semi-annually at 7.3%, due August 2011	249,034	—
Lease-backed notes, secured by security interest in certain leases and underlying equipment, interest due monthly at various fixed rates ranging from 5.65% - 9.00%, due at various dates in 2007	109,866	—
Receivable conduit facility, secured by security interests in certain leases and underlying equipment, interest due monthly at LIBOR plus .80%, due November 2001, repaid and terminated October 2001	—	65,174
Bank promissory notes, secured by equipment, principal and interest due monthly with various interest rates and maturities	43,162	23,646
Bank line of credit, secured by equipment, interest due quarterly at LIBOR plus 1.40%, unused portion of $20,000 and $3,739 at December 31, 2001 and 2000, due July 2002	—	16,261
Bank promissory notes, secured by security interests in certain leases and underlying equipment, interest due monthly at various fixed rates (6.01% - 10.25% at December 31, 2001), due at various maturities	16,059	11,869
Other promissory notes with various interest rates and maturities	12,569	12,480

	$565,690	$791,430

     The carrying value of the Company’s notes payable, excluding Lease-backed notes payable approximated estimated fair values, at December 31, 2001 and 2000. The fair value of the Company’s fixed rate and variable rate notes payable is estimated using discounted cash flow analyses based on current market interest rates and comparison of interest rates being paid to the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

     In connection with the Chicago Title merger, the Company entered into a syndicated credit agreement. The credit agreement provides for three distinct credit facilities:

•	$100.0 million, 18 month revolving credit facility due September 30, 2001, which was repaid and terminated on January 24, 2001;

•	$250.0 million, 6 year revolving credit facility due March 19, 2006; and

•	$450.0 million term loan facility with a 6 year amortization period, due March 19, 2006.

     The credit agreement bears interest at a variable rate of interest based on the debt ratings assigned to the Company by certain independent agencies, and is unsecured. The current interest rate is LIBOR plus 1.125%. Amounts borrowed under the credit agreement were used to pay the cash portion of the merger consideration, to refinance previously existing indebtedness, to pay fees and expenses incurred in connection with the merger and to fund other general corporate purposes. As of December 31, 2001, $135.0 million was outstanding under the Company’s credit agreement and the Company had $250.0 million of borrowings available under its credit agreement.

     The credit agreement and other debt facilities impose certain affirmative and negative covenants on the Company relating to current debt ratings, certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions and restricted payments, and certain dividend restrictions. The Company is in compliance with all of its debt covenants as of December 31, 2001.

     On January 24, 2001, the Company issued 8,855,000 shares of its common stock at a public offering price of $30.45 per share. Proceeds from this offering, net of underwriting discounts and commissions and other related expenses, were $256.3 million. Net proceeds of $100.0 million were used to repay in full and terminate the $100.0 million, 18 month revolving credit facility and net proceeds of $149.5 million were used to pay down in full the $250.0 million, 6 year revolving credit facility. The remainder of the cash proceeds are available for general corporate purposes.

     On August 20, 2001, the Company completed a public offering of $250.0 million aggregate principal amount of 7.3% notes due August 15, 2011. The notes were priced at 99.597% of par to yield 7.358% annual interest. As such, the Company recorded a discount of $1.0 million, which is netted against the $250.0 million aggregate principal amount of notes. The discount is amortized to interest expense on a straight-line basis over 10 years, the term of the notes. The Company received net proceeds of $247.0 million, after expenses, which were used to pay down a portion of the $450.0 million, 6-year term loan facility.

     Principal maturities are as follows (dollars in thousands):

2002	$50,908
2003	50,476
2004	48,702
2005	45,937
2006	10,767
Thereafter	358,900

$565,690

H.	Income Taxes

     Income tax expense consists of the following:

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Current	$157,548	$57,888	$49,383
Deferred	46,873	27,937	(2,408)

	$204,421	$85,825	$46,975

     Total income tax expense was allocated as follows:

	Year Ended December 31,

	(Dollars in thousands)
	2001	2000	1999

Income from continuing operations	$207,456	$85,825	$46,975
Cumulative effect of a change in accounting Principle	(3,035)	—	—

	$204,421	$85,825	$46,975

     The effective income tax rate differs from the statutory income tax rate as follows:

	Year Ended December 31,

	2001	2000	1999

Statutory income tax rate	35.0%	35.0%	35.0%
Tax exempt interest income	(1.6)	(3.8)	(2.9)
Amortization of cost in excess of net assets acquired	3.7	7.0	2.1
Non-deductible expenses	0.7	2.0	1.8
State taxes, net of Federal deduction	2.0	2.8	2.8
Other	0.3	1.2	1.1

	40.1%	44.2%	39.9%

     The deferred tax assets and liabilities at December 31, 2001 and 2000 consist of the following:

	December 31,

	2001	2000

	(Dollars in thousands)
Deferred Tax Assets:
Provision for claim losses in excess of statutory amounts	$100,234	$116,998
Employee benefit accruals	57,821	48,030
Excess book over tax provision for bad debts	2,635	1,939
Accrued liabilities	5,914	6,753
Deferred state income taxes	12,997	3,072
Investment securities	—	10,768
Other assets	30,072	30,723
Net operating loss carryovers	17,034	2,707
Lease accounting	4,881	—

	231,588	220,990
Less: Valuation allowance	—	4,817

Total deferred tax assets	231,588	216,173

Deferred Tax Liabilities:
Statutory unearned premium reserve	64,073	52,593
Section 338 (h)(10) gain deferral	1,244	1,246
Lease accounting	—	6,085
Depreciation and amortization	14,757	781
Other liabilities	32,794	35,536
Investment securities	8,802	—
Other	3,105	953

Total deferred tax liabilities	124,775	97,194

Net deferred tax asset	$106,813	$118,979

     Based upon the Company’s current and historical pretax earnings, management believes it is more likely than not that the Company will realize the benefit of its existing deferred tax assets. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

     Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2001, it was determined that the valuation allowance was no longer necessary due to current taxable income generated and future estimated taxable income. As such, the valuation allowance of $4.8 million was reversed during 2001.

     The Company’s 1997 — 1999 federal income tax returns are currently under examination by the Internal Revenue Service. Based on information currently available, management does not believe the outcome of these examinations will have a material impact on the Company.

I.	Summary of Reserve for Claim Losses

     A summary of the reserve for claim losses follows:

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Beginning balance	$907,482	$239,962	$224,534
Reserves assumed	—	669,837 (1)	—
Reserves transferred	—	—	(4,310	)(2)
Claim loss provision related to:
Current year	161,669	108,985	57,321
Prior years	(26,945)	(11,663)	(4,608)

Total claim loss provision	134,724	97,322	52,713
Claims paid, net of recoupments related to:
Current year	(9,387)	(6,479)	(1,229)
Prior years	(151,766)	(93,160)	(31,746)

Total claims paid, net of recoupments	(161,153)	(99,639)	(32,975)

Ending balance	$881,053	$907,482	$239,962

Provision for claim losses as a percentage of title insurance premiums	5.0%	5.0%	5.6%

(1)	In connection with the Chicago Title merger on March 20, 2000, the Company assumed Chicago Title’s then outstanding reserve for claim losses.

(2)	On March 18, 1998, the Company announced that it had entered into an agreement to sell National Title Insurance of New York Inc. (“National”) to American Title Company, a wholly-owned subsidiary of American National Financial, Inc. (“ANFI”), for $3.25 million, subject to regulatory approval and certain other conditions. The purchase price was structured at a premium to book value. As of December 31, 2001, the Company holds a 20.0% interest in ANFI. National was acquired in April 1996, as part of the Nations Title Inc. acquisition, and has not been actively underwriting policies since that time. This transaction received regulatory approval on May 27, 1999 and closed on June 10, 1999. The Company recognized a gain of approximately $1.2 million prior to applicable income taxes, in connection with the sale of National. This gain has been reflected in the Consolidated Statement of Earnings for the year ended December 31, 1999.

     The favorable development on prior year loss reserves during 2001, 2000 and 1999 was attributable to lower than expected payment levels on recent issue years which included periods of increased resale activity as well as a high proportion of refinance business. As a result, title policies issued in prior years have been replaced by the more recently issued policies, therefore generally terminating much of the loss exposure on the previously issued policies.

J.	Commitments and Contingencies

     The Company’s title insurance underwriting subsidiaries are, in the ordinary course of business, subject to claims made under, and from time-to-time are named as defendants in legal proceedings relating to, policies of insurance they have issued or other services performed on behalf of insured policyholders and other customers. The Company believes that the reserves reflected in its Consolidated Financial Statements are adequate to pay losses and loss adjustment expenses which may result from such claims and proceedings; however, such estimates may be more or less than the amount ultimately paid when the claims are settled.

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

     The Company has been named in class action lawsuits alleging irregularities and violations of law in connection with title and escrow practices. Four lawsuits are currently pending. Three previously filed lawsuits have been dismissed. One of the existing lawsuits is filed by the Attorney General of the State of California and others on behalf of the California Controller, the California Insurance Commissioner and the California general public against an alleged defendant class consisting of the entire title and escrow industry in California. The other three suits are filed by private parties in State court in Los Angeles. In February 2000 the Company reached a settlement of the claims alleged by the California Insurance Commissioner. Although the settlement required the Company to make a monetary payment, it did not require the Company to pay any fine or penalty. The Company is significantly advanced in settlement negotiations, which the Company believes will result in settlement or resolution of the remaining cases in calendar year 2002. The Company does not believe that the resolution of these lawsuits will have a material impact on the Company.

     In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. The Company has a contingent liability relating to proper disposition of these balances for our customers which amounted to $4.4 billion at December 31, 2001. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with the various banks. There were no investments or loans outstanding as of December 31, 2001 related to these arrangements.

     The Company leases certain of its premises and equipment under leases which expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years.

     Future minimum operating lease payments are as follows (dollars in thousands):

2002	$95,799
2003	77,871
2004	56,594
2005	41,853
2006	29,923
Thereafter	59,644

Total future minimum operating lease payments	$361,684

     Rent expense incurred under operating leases during the years ended December 31, 2001, 2000 and 1999 was $108.8 million, $86.5 million and $36.2 million, respectively.

K.	Regulation and Stockholders’ Equity

     Title insurance companies, including underwriters, underwritten title companies and independent agents, are subject to extensive regulation under applicable state laws. Each insurance underwriter is usually subject to a holding company act in its state of domicile which regulates, among other matters, the ability to pay dividends and investment policies. The laws of most states in which the Company transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting principles, financial practices, establishing reserve and capital and surplus as regards policyholders (“capital and surplus”) requirements, defining suitable investments for reserves and capital and surplus and approving rate schedules. Effective January 2001, the Company’s insurance subsidiaries were required to prepare its statutory financial statements in accordance with the National Association of Insurance Commissioners’ Statements of Statutory Accounting Principles (“Codification”), subject to the adoption by its respective domicilary states. The adoption of Codification did not have a material effect on the statutory capital and surplus of the Company’s insurance subsidiaries.

     Pursuant to statutory accounting requirements of the various states in which the Company’s title insurance subsidiaries are licensed, they must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined on a quarterly basis by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten or the age and dollar amount of statutory premiums written. As of December 31, 2001, the combined statutory unearned premium reserve required and reported for the Company’s title insurance subsidiaries was $761.8 million.

     The insurance commissioners of their respective states of domicile regulate the Company’s title insurance subsidiaries. Regulatory examinations usually occur at three-year intervals, and certain of these examinations are currently ongoing. The Auditor Division of the Controller of the State of California is currently conducting an examination of the funds due the State of California under various escheatment regulations for the years ended on and prior to December 31, 1998. The Company has received a preliminary copy of the report and is continuing discussions with the Auditor Division of the Controller of the State of California to quantify amounts due, if any. Management does not believe that the examinations performed by the insurance regulators or the Auditor Division of the Controller of the State of California will have a material impact on the Company’s financial position, results of operations, or combined capital and surplus.

     The Company’s title insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. During 2002, the Company’s title insurance subsidiaries could pay dividends or make other distributions to the Company of $114.3 million.

     The combined statutory capital and surplus of the Company’s title insurance subsidiaries was $514.7 million, $461.4 million and $163.5 million as of December 31, 2001, 2000 and 1999, respectively. The combined statutory earnings of the Company’s title insurance subsidiaries were $162.5 million, $87.2 million and $43.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     As a condition to continued authority to underwrite policies in the states in which the Company’s title insurance subsidiaries conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, the Company’s escrow and trust business is subject to regulation by various state banking authorities.

     Pursuant to statutory requirements of the various states in which the Company’s title insurance subsidiaries are domiciled, they must maintain certain levels of minimum capital and surplus. Each of the Company’s title underwriters has complied with the minimum statutory requirements as of December 31, 2001.

     The Company’s underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth of $7.5 million, $2.5 million and $3.0 million is required for Fidelity National Title Company, Fidelity National Title Company of California and Chicago Title Company, respectively. The Company is in compliance with all of its respective minimum net worth requirements at December 31, 2001.

     On March 17, 1999, the Company’s Board of Directors approved an increase to the number of shares of outstanding Company common stock authorized for purchase under the Company’s previously announced purchase program. The additional authorization permitted the Company to purchase up to 4,400,000 shares. On September 13, 1999, the Company announced that its Board of Directors had approved a second increase of 2,200,000 shares, bringing the total number of shares of outstanding Company common stock authorized for purchase to 6,600,000. During December 31, 1999, the Company had purchased 5,930,000 shares at an average purchase price of $13.81 per share totaling $81.9 million. In January 2000 the Company purchased another 43,120 shares of its common stock at an average purchase price of $12.76 per share totaling $551. In March 2000, the Company retired all of its 13,282,000 shares held as treasury stock totaling $136.8 million.

     On January 24, 2001, the Company issued 8,855,000 shares of its common stock at a public offering price of $30.45 per share. Proceeds from this offering, net of underwriting discounts and commissions and other related expenses, were $256.3 million. Net proceeds were primarily used to pay down existing indebtedness. See Note G.

     On April 24, 2001, the Company’s Board of Directors authorized the Company to purchase up to 5,500,000 shares of its common stock. Purchases may be made from time to time by the Company in the open market or in block purchases or in privately negotiated transactions depending on market conditions and other factors. As of December 31, 2001, the Company has repurchased a total of 1,000,000 shares of common stock for $22.9 million, at an average price of $22.93 per share.

L.	Employee Benefit Plans

Stock Purchase Plan

     In 1987, stockholders approved the adoption of an Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, shares of the Company’s common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. The Company contributes varying amounts as specified in the ESPP. During the years ended December 31, 2001, 2000 and 1999, 723,796, 653,375 and 694,756 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $24.24, $16.51 and $15.25 per share, respectively. The Company contributed $5.3 million or the equivalent of 216,329 shares for the year ended December 31, 2001; $4.0 million or the equivalent of 241,259 shares for the year ended December 31, 2000 and $3.3 million or the equivalent of 213,315 shares for the year ended December 31, 1999 in accordance with the employer’s matching contribution.

401(k) Profit Savings Plan

     The Company offers the Fidelity National Financial, Inc. 401(k) Profit Sharing Plan (“401(k) Plan”), a qualified voluntary contributory savings plan, available to substantially all Fidelity employees. Eligible employees may contribute up to 15% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. Beginning in April 2000, the Company began matching 50% of each dollar of employee contribution up to six percent of the employee’s total compensation. The Company’s cost for the 401(k) Plan for the years ended December 31, 2001 and 2000 was $13.9 million and $5.0 million, respectively.

     In connection with the Chicago Title merger, the Company assumed Chicago Title’s contributory defined contribution savings and profit sharing plan for eligible Chicago Title employees. Eligible employees contributed up to 13% of their pretax base compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company matched employee contributions from a minimum of $0.25 up to a maximum of $1.50 for each dollar of employee contribution up to six percent of the employee’s base salary, subject to the Company’s return on equity for the year. The Company’s cost for this plan was $8.2 million for the period from April 1, 2000 to December 31, 2000. Effective January 1, 2001, this plan was merged with and into the 401(k) Plan.

Stock Option Plans

     The Company’s 1987 Stock Option Plan expired in December 1997. Options generally had a term of five to 11 years from date of grant, became exercisable at the discretion of the Board of Directors and were priced at not less than the fair market value on the date of grant. A total of 1,993,006 shares were available for grants of options under this plan.

     The Company’s 1991 Stock Option Plan (“1991 Plan”) expired in March 2001. Options generally had a term of 12 years from the date of grant and were exercisable subject to the terms and conditions set by the Board of Directors. The price per share was determined at the date of grant and may be less than the fair market value of the common stock at the date of grant to reflect the application of the optionee’s deferred bonus, if applicable. The 1991 Plan allows for exercise prices with a fixed discount from the quoted market price. A total of 4,563,653 shares were available for grants of options under this plan.

     In 1999, options were granted at an exercise price of $8.75 to key employees of the Company who applied deferred bonuses expensed in 1998 amounting to $4.9 million to the exercise price. The exercise price of these options decreases approximately $.32 per year through 2004 and $.20 per share from 2005 through 2010, at which time the exercise price will be $5.93. Options were granted in 2000 at an exercise price of $6.14 to key employees of the Company who applied deferred bonuses expensed in 1999 amounting to $4.4 million to the exercise price. The exercise price of these options decreases approximately $.32 per year through 2005 and $.20 per share from 2006 through 2011, at which time the exercise price will be $3.32. In 2001, options were granted at an exercise price of $21.68 to key employees of the Company who applied deferred bonuses expensed in 2000 amounting to $4.9 million to the exercise price. The exercise price of these options decreases approximately $.32 per year through 2006 and $.20 per share from 2007 through 2012, at which time the exercise price will be $18.86. Additionally, the Company recorded compensation expense relating to the price decrease of $674, $473 and $460, for the years ended December 31, 2001, 2000 and 1999, respectively.

     In 1994, stockholders approved the adoption of the 1993 Stock Plan (“1993 Plan”). The number of shares of common stock reserved for issuance under the 1993 Plan is 1,207,882. The per share option price is determined at the date of grant, provided that the price for incentive stock options shall not be less than 100% of their market value or award stock shares. The 1993 Plan also contains an automatic grant of non-qualified stock options to non-employee directors at an exercise price equal to 100% of fair value at date of grant, and the right to exercise such options shall vest equally over three years. Stock options granted under the 1993 plan are exercisable subject to the terms and conditions set by the Board of Directors, however, options shall be exercisable no earlier than six months nor later than 10 years following the grant date.

     In connection with the 1998 acquisition of FNF Capital (formerly known as “Granite”), which was accounted for as a pooling-of-interests, the Company assumed 754,285 options outstanding under Granite’s existing stock option plan (“Granite Plan”). The Granite Plan provides that qualified stock options be granted at an exercise price equal to fair market value on the date of the grant, and must be at least 110% of fair market value when granted to a 10% or more stockholder. The term of all qualified stock options granted under the Granite Plan may not exceed 10 years, except the term of qualified stock options granted to a 10% or more stockholder, which may not exceed five years. The Granite Plan provides that non-qualified stock options be granted at an exercise price not less than 85% of the fair market value on the date of grant. The term of all non-qualified stock options granted under the Granite Plan may not exceed 10 years, except the term of non-qualified stock options granted to a 10% or more stockholder, which may not exceed five years.

     During 1998, stockholders approved the adoption of the 1998 Stock Incentive Plan (“1998 Plan”). The 1998 Plan authorizes up to 6,094,000 shares of common stock, plus an additional 242,000 shares of common stock on the date of each annual meeting of the stockholders of the Company, for issuance under the terms of the 1998 Plan. The 1998 Plan provides for grants of “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and rights to purchase shares of common stock (“Purchase Rights”). The term of options may not exceed 10 years from the date of grant (five years in the case of a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company). The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair market value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). There is no minimum purchase price for shares of common stock purchased pursuant to a Purchase Right, and any such purchase price shall be determined by the Board of Directors.

     In connection with the merger of Chicago Title, the Company assumed the options outstanding under Chicago Title’s existing stock option plans: the 1998 Long-Term Incentive Plan and the Director’s Stock Option Plan. Pursuant to the terms of the merger, options under these plans, totaling 3,492,811, became fully vested on March 20, 2000. The options granted in accordance with these two plans generally have a term of five to 10 years.

     In 2001, stockholders approved the adoption of the 2001 Stock Incentive Plan (“2001 Plan”). The 2001 Plan authorized up to 2,200,000 shares of common stock, plus an additional 220,000 shares of common stock on the date of each annual meeting of stockholders of the Company, for issuance under the terms of the 2001 Plan. The 2001 Plan provides for grants of “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, rights to purchase shares of common stock (“Purchase Rights”) and deferred shares. The term of options may not exceed 10 years from the date of grant (five years in the case of an incentive stock option granted to a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company). The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). The option exercise price for each share granted pursuant to a nonqualified stock option may be less than the fair value of the common stock at the date of grant to reflect the application of the optionee’s deferred bonus, if applicable. The 2001 Plan allows for exercise prices with a fixed discount from the quoted market price only for those key employees of the Company who applied deferred bonuses expensed in 2001.

     Transactions under all stock option plans, including stock options granted by the Company’s Board of Directors which are outside of the Company’s stock option plans, are as follows:

		Weighted Average
	Shares	Exercise Price	Exercisable

Balance, December 31, 1998	4,644,652	$11.66	3,464,472
Granted	1,946,208	11.69
Exercised	(232,691)	8.26
Cancelled	(263,071)	23.11

Balance, December 31, 1999	6,095,098	$11.32	4,994,025
Options assumed in Chicago Title merger	3,492,811	11.30
Granted	3,132,657	12.24
Exercised	(3,947,711)	10.46
Cancelled	(199,724)	15.41

Balance, December 31, 2000	8,573,131	$12.06	6,318,696
Granted	2,623,294	21.66
Exercised	(1,092,116)	9.30
Cancelled	(154,848)	17.38

Balance, December 31, 2001	9,949,461	$14.82	8,006,428

     The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2001:

December 31, 2001

Options Outstanding				Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	of Shares	Contractual Life	Price	of Shares	Price

$0.25 - 6.29	1,206,218	6.05	$5.51	1,206,218	$5.51
6.30 - 8.62	995,781	6.30	8.11	995,781	8.11
8.71 - 9.58	1,008,332	3.82	9.22	1,008,332	9.22
10.45 - 13.30	1,713,171	7.33	11.64	1,649,188	11.65
13.35 - 17.06	516,885	8.08	15.63	382,324	16.09
18.30 - 18.30	989,990	8.79	18.30	495,000	18.30
19.62 - 20.79	49,500	9.34	20.01	5,500	20.77
21.23 - 21.23	1,391,500	9.29	21.23	423,500	21.23
21.65 - 21.65	5,500	8.91	21.65	1,834	21.65
21.68 - 32.16	2,072,584	8.48	22.46	1,838,751	22.22

$0.25 - 32.16	9,949,461	7.43	$14.82	8,006,428	$13.55

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”) and related Interpretations in accounting for its employee stock options. As discussed below, in management’s opinion, the alternative fair value accounting provided for under Statement of Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) requires use of option valuation models that were not developed for use in valuing employee stock options. Under Opinion 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Pro forma information regarding net earnings and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions. The risk free interest rates used in the calculation is the rate on the date the options were granted. The risk free interest rate used for options granted during 2001, 2000 and 1999 were 4.3%, 5.1% and 6.5%, respectively. A volatility factor for the expected market price of the common stock of 47% was used for options granted in 2001 and 50% was used for options granted in 2000 and 1999. The expected dividend yield used for 2001, 2000 and 1999 was 1.5%, 1.2% and 2.0%, respectively. A weighted average expected life of five years was used for 2001 and 2000 and seven years was used in 1999. The weighted average fair value of each option granted during 2001, 2000 and 1999 was $10.20, $6.67 and $7.89, respectively.

     For purpose of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options’ vesting period. The Company’s pro forma information follows:

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Pro forma basic net earnings	$291,273	$99,555	$62,641
Pro forma diluted net earnings	$291,273	$99,555	$62,904
Pro forma earnings per share:
Basic	$3.41	$1.54	$1.91
Diluted	$3.31	$1.48	$1.83

Pension Plans

     In connection with the Chicago Title merger, the Company also assumed Chicago Title’s noncontributory defined contribution plan and noncontributory defined benefit pension plan (the “Pension Plan”).

     Contributions to the noncontributory defined contribution plan are based upon salary and length of service with the Company. Contributions are invested in a group of mutual funds as directed by the employee. The Company’s cost for this plan was $2.0 million for the period from April 1, 2000 to December 31, 2000. Effective January 1, 2001, this plan was frozen.

     The Pension Plan covers certain Chicago Title employees. The benefits are based on years of service and the employee’s average monthly compensation in the highest 60 consecutive calendar months during the 120 months ending at retirement or termination. The Company’s funding policy is to contribute annually at least the minimum required contribution under the Employee Retirement Income Security Act (ERISA). Contributions are intended to provide not only for benefits accrued to date, but also for those expected to be earned in the future. The Company made no contribution for the period from April 1, 2000 to December 31, 2000. Effective December 31, 2000, the Pension Plan was frozen and there will be no future credit given for years of service or changes in salary.

     The following table sets forth the funded status of the Pension Plan and amounts reflected in the Company’s Consolidated Balance Sheets as of December 31, 2001 and 2000:

	2001	2000

	(Dollars in thousands)
Change in Benefit Obligation:
Net benefit obligation as of beginning of period	$98,911	$108,101
Service cost	—	3,095
Interest cost	7,276	6,449
Actuarial loss	12,452	483
Gross benefits paid	(15,371)	(19,217)

Net benefit obligation at end of year	$103,268	$98,911

Change in Pension Plan Assets:
Fair value of plan assets as of beginning of period	$91,162	$106,171
Adjustment to assets at beginning of period	—	536
Actual return on plan assets	(5,031)	3,672
Employer contributions	5,259	—
Gross benefits paid	(15,371)	(19,217)

Fair value of plan assets at end of year	$76,019	$91,162

Funded status at end of year	$(27,249)	$(7,749)
Unrecognized net actuarial (gain) loss	19,092	(4,518)

Net amount recognized at end of year	$(8,157)	$(12,267)

     Under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” (“SFAS No. 87”) the measurement date shall be as of the date of the financial statements, or if used consistently from year to year, as of a date not more than three months prior to that date. The Company’s measurement date is September 30.

     The net pension liability included in accounts payable and accrued liabilities of December 31, 2001 and 2000 is $27.2 million and $12.3 million, respectively. The net pension liability at December 31, 2001 includes the additional minimum pension liability adjustment of $19.1 million, which was recorded as a net of tax charge of $11.5 million to accumulated other comprehensive earnings in 2001 in accordance with SFAS No. 87.

The principal weighted average assumptions used in the actuarial calculations of projected benefit obligations and net periodic pension expense for 2001 and 2000 are as follows: discount rate of 7.25%; expected return on Pension Plan assets of 9.0%; and rate of compensation increase of 4.5%.

     The components of net periodic (income) expense included in the results of operations for 2001 and from the period April 1, 2000 through December 31, 2000 are as follows:

	2001	2000

	(Dollars in thousands)
Service cost	$—	$3,095
Interest cost	7,276	6,449
Expected return on assets	(8,029)	(6,714)

Total net periodic (income) expense	$(753)	$2,830

Postretirement Plans

     The Company assumed certain health care and life insurance benefits for retired Chicago Title employees in connection with the Chicago Title merger. Beginning on January 1, 2001, these benefits were offered to all employees who meet specific eligibility requirements. The costs of these benefit plans are accrued during the periods the employees render service.

     The Company is both self-insured and fully insured for its postretirement health care and life insurance benefit plans, and the plans are not funded. The health care plans provide for insurance benefits after retirement and are generally contributory, with contributions adjusted annually. Postretirement life insurance benefits are contributory, with coverage amounts declining with increases in a retiree’s age.

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 12.0% in 2001, declining to 5.0% in 2009 and 5.5% in 2000, declining to 5.0% in 2002. The discount rate used was 7.25% in 2001 and 7.75% in 2000. If the health care cost trend rate assumptions were increased 1.0%, the accumulated postretirement benefit obligation as of December 31, 2001 and 2000 would increase by $1.9 million and $3.3 million, respectively. The effect of this change on the sum of the service and interest cost would be an increase of $423 in 2001 and $590 in 2000. If the health care costs trend rate assumptions were decreased 1.0%, the accumulated post retirement benefit obligation as of December 31, 2001 and 2000 would decrease by $1.7 million and $2.8 million, respectively. The effect of this change on the sum of the service and interest cost would be a decrease of $360 in 2001 and $480 in 2000.

     The accrued cost of the accumulated postretirement benefit obligation included in the Company’s Consolidated Balance Sheets at December 31, 2001 and 2000 is as follows:

	2001	2000

	(Dollars in thousands)
Change in Benefit Obligation:
Net benefit obligation as of beginning of period	$25,003	$25,645
Service cost	890	490
Interest cost	1,688	1,531
Plan participants’ contributions	1,390	1,537
Plan amendments	(10,901)	—
Actuarial (gain) loss	6,051	(1,131)
Gross benefits paid	(1,716)	(3,069)

Net benefit obligation at end of year	$22,405	$25,003

Change in Plan Assets:
Fair value of plan assets as of beginning of period	$—	$—
Employer contributions	326	1,532
Plan participants’ contributions	1,390	1,537
Gross benefits paid	(1,716)	(3,069)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(22,405)	$(25,003)
Unrecognized net actuarial (gain) loss	4,920	(1,131)
Unrecognized prior service cost	(9,724)	(1,013)

Net accrued cost of accumulated postretirement benefit obligation included in accounts payable and accrued liabilities	$(27,209)	$(27,147)

     Under Statement of Financial Accounting Standards No. 106, “Accounting for Postretirement Benefits Other Than Pensions,” the measurement date shall be as of the date of the financial statements, or if used consistently from year to year, as of a date not more than three months prior to that date. The Company’s measurement date is December 31.

     The Company’s postretirement health care and life insurance costs included in the results of operations for 2001 and from the period April 1, 2000 through December 31, 2000 are as follows:

	2001	2000

	(Dollars in thousands)
Service cost	$890	$490
Interest cost	1,687	1,531
Amortization of prior service cost	(1,413)	—

Total net periodic benefit cost	$1,164	$2,021

M.	Supplementary Cash Flow Information

     The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Cash paid during the year:
Interest	$40,221	$57,776	$19,676

Income taxes	$124,100	$59,091	$62,128

Non-cash investing and financing activities:
Dividends declared and unpaid	$8,596	$6,981	$2,712

Conversion of LYONs	$—	$—	$70,286

N.	Financial Instruments with Off-Balance Sheet Risk and Concentration of Risk

     In the normal course of business the Company and certain of its subsidiaries enter into off-balance sheet credit risk associated with certain aspects of its title insurance business and other activities. This credit risk is in the form of guarantees and support agreements.

     The Company generates a significant amount of title insurance premiums in California and Texas. In 2001, 2000 (on an unaudited pro forma basis, assuming the Chicago Title merger had been consummated on January 1, 2000) and 1999, California and Texas accounted for 24.8% and 13.4%, 20.6% and 14.6% and 30.8% and 19.1% of total title premiums, respectively.

     FNF Capital’s leases are originated through a network of approximately 50 independent lease originators located throughout the United States. One single lease originator accounted for more than 10% of the leases funded by the Company during the year ended December 31, 2001 and no single lease originator accounted for more than 10% of the leases funded by the Company during the year ended December 31, 2000. Transactions generated by the Company’s ten largest independent lease originators accounted for approximately 45.7% and 36.0% of leases funded during the years ended December 31, 2001 and 2000, respectively.

     FNF Capital approved contingent fundings of approximately $9.7 million and $55.3 million in leases at December 31, 2001 and 2000, respectively.

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

     Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade receivables credit risk. The Company controls credit risk through monitoring procedures.

     Concentrations of credit risk with respect to notes receivable are limited because a number of diverse entities make up the Company’s notes receivable base, thus spreading the credit risk. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs in-depth credit evaluations for all notes and requires guarantees and/or collateral, if deemed necessary.

O.	Segment Information

     During 2000, as a result of the merger with Chicago Title, the Company restructured its business segments to more accurately reflect a change in the Company’s current operating structure. All previously reported segment information has been restated to be consistent with the current presentation.

     Summarized financial information concerning the Company’s reportable segments is shown in the following table. The amounts reported for Chicago Title for 2000 reflect only the period from March 20, 2000, the merger date, through December 31, 2000. Reportable segments are determined based on the organizational structure and types of products and services from which each reportable segment derives its revenue.

     As of and for the year ended December 31, 2001 (dollars in thousands):

		Real Estate
	Title	Information	Corporate
	Insurance	Services	and Other	Total

Total revenue	$3,507,935	$288,320	$77,852	$3,874,107

Operating earnings (loss)	$524,211	$36,698	$23,129	$584,038
Interest and investment income, including realized gains and losses	85,050	1,257	13,147	99,454
Depreciation and amortization	89,284	11,096	17,902	118,282
Interest expense	4,540	712	41,317	46,569

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	515,437	26,147	(22,943)	518,641
Income tax expense (benefit)	206,174	10,459	(9,177)	207,456

Earnings (loss) before cumulative effect of a change in accounting principle	309,263	15,688	(13,766)	311,185
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	(5,709)	(5,709)

Net earnings (loss)	$309,263	$15,688	$(19,475)	$305,476

Assets	$3,571,265	$368,769	$475,964	$4,415,998

     As of and for the year ended December 31, 2000 (dollars in thousands):

		Real Estate
	Title	Information	Corporate
	Insurance	Services	and Other	Total

Total revenue	$2,486,703	$168,161	$87,130	$2,741,994

Operating earnings (loss)	$248,468	$24,296	$(11,014)	$261,750
Interest and investment income, including realized gains and losses	81,423	1,443	4,325	87,191
Depreciation and amortization	77,978	2,878	14,571	95,427
Interest expense	4,990	24	54,360	59,374

Earnings (loss) before income taxes	246,923	22,837	(75,620)	194,140
Income tax expense (benefit)	109,160	10,096	(33,431)	85,825

Net earnings (loss)	$137,763	$12,741	$(42,189)	$108,315

Assets	$3,159,368	$172,858	$501,759	$3,833,985

     As of and for the year ended December 31, 1999 (dollars in thousands):

		Real Estate
	Title	Information	Corporate
	Insurance	Services	and Other	Total

Total revenue	$1,169,078	$68,229	$118,547	$1,355,854

Operating earnings (loss)	$145,079	$(115)	$(13,587)	$131,377
Interest and investment income, including realized gains and losses	23,056	385	8,604	32,045
Depreciation and amortization	19,595	153	10,220	29,968
Interest expense	2,429	21	13,176	15,626

Earnings (loss) before income taxes	146,111	96	(28,379)	117,828
Income tax expense (benefit)	58,251	38	(11,314)	46,975

Net earnings (loss)	$87,860	$58	$(17,065)	$70,853

Assets	$696,362	$54,039	$292,145	$1,042,546

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

Real Estate Related Services

     This segment, consisting of various real estate related and ancillary service subsidiaries, offers the complementary specialized products and services required to execute and close a real estate transaction that are not offered by the title insurance segment described above. These services include property appraisal, credit reporting, exchange intermediary services, real estate tax services, home warranty insurance, foreclosure posting and publishing, loan portfolio services, flood certification, field services, property records and multiple listing services. These services require specialized expertise and have been centralized for efficiency and management purposes.

Corporate and Other

     The corporate segment consists of the operations of the parent holding company, as well as the operations of Micro General Corporation, FNF Capital, Inc. and Express Network, Inc., which was sold in the second quarter of 2000, as well as the issuance and repayment of corporate debt obligations. The non-recurring, after tax, charges of $10.0 million in 2001 and $13.4 million in 2000 primarily relate to the corporate segment.

     The accounting policies of the segments are the same as those described in Note A. Intersegment sales or transfers which occurred in the ordinary course of consolidated operations, have been eliminated from the segment information provided.

P.	Recent Accounting Pronouncements

     During the second quarter of 2001, the Company adopted Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, (“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities including agency interest-only strips, whether purchased or retained in securitization, and determining when these securities must be written down to fair value because of impairment. Adoption of EITF 99-20 requires the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings when any portion of the decline in fair value is attributable to an impairment loss, rather than an unrealized loss in stockholders’ equity. As such, the Company recorded a charge of $5.7 million, net of income tax benefit of $3.0 million, in the second quarter of 2001.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is generally effective for fiscal periods beginning after December 15, 2001 and the amortization provisions of SFAS No. 142 are effective for acquisitions subsequent to June 30, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the year ended December 31, 2001 was $54.2 million ($46.1 million, excluding the $8.0 million write-off associated with the discontinuance of two businesses in the fourth quarter of 2001).

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS No. 144”) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company expects that the adoption of SFAS No. 144 will not have a material impact on its financial statements.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Financial Statements. The following is a list of the Consolidated Financial Statements of Fidelity National Financial, Inc. and its subsidiaries included in Item 8 of Part II:

     Independent Auditors’ Report

     Consolidated Balance Sheets as of December 31, 2001 and 2000

     Consolidated Statements of Earnings for the years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

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

     (a)(3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Registrant, incorporated by reference from Form S-4, Registration No. 333-89163
3.2	Restated Bylaws of Registrant, incorporated by reference from Form S-4, Registration No. 333-89163
3.3	Bylaws of the Registrant, as amended, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2001
10.4	Fidelity National Financial, Inc. 1987 Stock Option Plan, incorporated by reference from Form S-1, Registration No. 33-11321
10.4.1	Amendments to Fidelity National Financial, Inc. 1987 Stock Option Plan approved by the stockholders of the Company on March 24, 1989, incorporated by reference from Form S-8, Registration No. 33-34300
10.5	Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan, incorporated by reference from Form S-1, Registration No. 33-11321
10.5.1	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on March 24, 1989, incorporated by reference from Form S-8, Registration No. 33-15027
10.5.2	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan, incorporated by reference from Form S-8, Registration No. 33-45709
10.5.3	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Form S-8, Registration No. 33-64836
10.5.4	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on June 20, 1995, incorporated by reference from Form S-8, Registration No. 33-61983
10.6	Fidelity National Financial, Inc. 401(k) Profit Sharing Defined Contribution Plan and Trust adopted January 1, 1990, incorporated by reference from Form 10-K filed January 29, 1991
10.6.1	Amendments to Fidelity National Financial, Inc. 401(k) Profit Sharing Plan, incorporated by reference from Form S-8, Registration No. 33-56514
10.7	Fidelity National Financial, Inc. 1991 Stock Option Plan, approved by the stockholders of the Company on July 15, 1992, incorporated by reference from Form S-8, Registration No. 33-45272
10.7.1	Amendments to Fidelity National Financial, Inc. 1991 Stock Option Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Form S-8, Registration No. 33-64834
10.7.2	Amendment to Fidelity National Financial, Inc. 1991 Stock Plan, approved by the stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026
10.7.3	Amendment to Fidelity National Financial, Inc. 1991 Stock Option Plan and the 1998 Stock Option Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111
10.8	1996 Omnibus Stock Option Plan (Granite), incorporated by reference from Form S-8, Registration No. 333-48411
10.9	Two Stock Option Agreements and Amended Stock Award Agreement (Alamo), incorporated by reference from Form S-8, Registration No. 333-64229
10.35	Fidelity National Financial, Inc. 1993 Stock Plan, approved by stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026

Exhibit
Number	Description

10.57	Agreement of Plan of Reorganization, dated May 14, 1998, by and among ACS Systems, Inc., a California Corporation, ACS Merger, Inc., a Delaware Corporation, Micro General Corporation, a Delaware Corporation, and Fidelity National Financial, Inc., a Delaware Corporation, incorporated by reference from Form 10-K filed March 31, 1999
10.57.1	Agreement of Merger, dated May 14, 1998, by and among ACS Systems, Inc., a California Corporation, ACS Merger, Inc., a Delaware Corporation, Micro General Corporation, a Delaware Corporation, and Fidelity National Financial, Inc., a Delaware Corporation, incorporated by reference from Form 10-K filed March 31, 1999
10.60	Agreement and Plan of Merger, dated as of August 1, 1999, by and between Fidelity National Financial, Inc. and Chicago Title Corporation and amended as of October 13, 1999, incorporated by reference from Form S-4, Registration No. 333-89163
10.61	Credit Agreement, dated as of February 10, 2000, among Fidelity National Financial, Inc., as borrower, Bank of America, N.A., Chase Securities Inc., Morgan Stanley Senior Funding, Inc., and various Financial Institutions, as Lenders, incorporated by reference from Form 8-K, dated February 9, 2000 and filed February 15, 2000
10.62	Granite Financial, Inc. Omnibus Stock Plan of 1996, Amended and Restated as of April 24, 1997 and June 14, 1997, incorporated by reference from Form S-8, Registration No. 333-48111
10.63	Fidelity National Financial, Inc., 1998 Stock Incentive Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111
10.64	Chicago Title Corporation 1998 Long-Term Incentive Plan and Chicago Title Corporation Directors Stock Option Plan, incorporated by reference from Form S-8, Registration No. 333-32806
10.65	Amendment to Fidelity National Financial, Inc. 1991 Stock Option Plan, approved by the stockholders of the Company on June 12, 2000, incorporated by reference from Form S-8, Registration No. 333-52744
10.66	Amendment to Fidelity National Financial, Inc. 1998 Stock Incentive Plan, approved by the stockholders of the Company on June 12, 2000, incorporated by reference from Form S-8, Registration No. 333-52744
10.67	Underwriting Agreement, dated January 24, 2001, by and among Fidelity National Financial, Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co., Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc., as representatives of the underwriters named therein, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ending December 31, 2000
10.68	Fidelity National Financial, Inc. Amended and Restated 1998 Stock Incentive Plan, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001
10.69	Fidelity National Financial, Inc. Amended and Restated 2001 Stock Inventive Plan, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001
10.70	Fidelity National Financial, Inc. Employee Stock Purchase Plan, as Amended and Restated as of April 24, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001
10.71	Employment Agreement by and between Fidelity National Financial, Inc. and William P. Foley, II as of March 22, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001
10.72	Employment Agreement by and between Fidelity National Financial, Inc. and Patrick F. Stone as of March 22, 2000, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001
10.73	Employment Agreement by and between Fidelity National Financial, Inc. and Alan L. Stinson as of March 22, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001
10.74	Employment Agreement by and between Fidelity National Financial, Inc. and Peter T. Sadowski as of April 11, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001
10.75	7.30% Note due August 15, 2011 of Fidelity National Financial, Inc. in the principal amount of $250,000,000 dated August 20, 2001, incorporated by reference from Current Report on Form 8-K, dated August 23, 2001
10.76	Underwriting Agreement by and among Fidelity National Financial, Inc. and Lehman Brothers Inc., Banc of America Securities LLC and Bear Stearns & Co., Inc. dated August 13, 2001, incorporated by reference from Current Report on Form 8-K dated August 23, 2001
10.77	Indenture by and between Fidelity National Financial, Inc. and The Bank of New York dated as of August 20, 2001, incorporated by reference from Current Report on Form 8-K dated August 23, 2001

Exhibit
Number	Description

10.78	Fidelity National Financial, Inc. Amended and Restated 2001 Stock Incentive Plan, filed herewith
21	List of Subsidiaries
23	Independent Auditors’ Consent

     (b)  Reports on Form 8-K. The Company filed reports on Form 8-K during the quarter ending December 31, 2001 as follows:

None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY NATIONAL FINANCIAL, INC.

By:	/s/ WILLIAM P. FOLEY, II

William P. Foley, II Chief Executive Officer

Date: March 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM P. FOLEY, II William P. Foley, II	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 27, 2002

/s/ FRANK P. WILLEY Frank P. Willey	Vice Chairman and Director	March 27, 2002

/s/ ALAN L. STINSON Alan L. Stinson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2002

/s/ JOHN J. BURNS, JR. John J. Burns, Jr.	Director	March 27, 2002

/s/ JOHN F. FARRELL, JR. John F. Farrell, Jr.	Director	March 27, 2002

/s/ PHILLIP G. HEASLEY Phillip G. Heasley	Director	March 27, 2002

/s/ WILLIAM A. IMPARATO William A. Imparato	Director	March 27, 2002

/s/ DONALD M. KOLL Donald M. Koll	Director	March 27, 2002

/s/ DANIEL D. (RON) LANE Daniel D. (Ron) Lane	Director	March 27, 2002

/s/ GENERAL WILLIAM LYON General William Lyon	Director	March 27, 2002

/s/ J. THOMAS TALBOT J. Thomas Talbot	Director	March 27, 2002

/s/ CARY H. THOMPSON Cary H. Thompson	Director	March 27, 2002

/s/ RICHARD P. TOFT Richard P. Toft	Director	March 27, 2002

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

     Under date of February 13, 2002, we reported on the accompanying Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders’ Equity and Cash flows for each of the years in the three-year period ended December 31, 2001 which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated Financial Statements, we also audited the related financial statement schedules in the Annual Report on Form 10-K. These Financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly, in all material respects, the information set forth therein.
KPMG LLP

Los Angeles, California
March 27, 2002

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

BALANCE SHEETS
(In thousands, except share and per share data)

ASSETS

	December 31,

	2001	2000

Cash	$9,219	$21,717
Investment securities available for sale, at fair value	66,598	84,734
Leases receivable, net	5,582	9,414
Notes receivable, net	9,908	8,248
Investment in subsidiaries	1,924,147	1,706,294
Property and equipment, net	7,191	6,500
Investments in real estate and partnerships, net	716	696
Prepaid expenses and other assets	11,456	14,997
Income taxes receivable	—	22,343
Deferred tax asset	106,813	118,979

	$2,141,630	$1,993,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$61,645	$40,130
Notes payable	384,034	662,000
Accounts payable to subsidiaries	43,007	185,055
Income taxes payable	14,074	—

	502,760	887,185
Stockholders’ Equity:
Preferred stock, $.0001 par value; authorized 3,000,000 shares; issued and outstanding none	—	—
Common stock, $.0001 par value; authorized, 100,000,000 shares; issued 86,680,796 as of December 31, 2001 and 76,449,349 as of December 31, 2000	9	8
Additional paid-in capital	1,158,848	695,140
Retained earnings	498,073	409,216

	1,656,930	1,104,364
Accumulated other comprehensive earnings	4,866	2,373
Less treasury stock, 1,000,000 shares as of December 31, 2001, at cost	(22,926)	—

	1,638,870	1,106,737

	$2,141,630	$1,993,922

See Notes to Financial Statements.

SCHEDULE II (continued)

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF EARNINGS AND RETAINED EARNINGS
(In thousands, except per share data)

	Year Ended December 31,

	2001	2000	1999

Revenue:
Other fees and revenue	$100	$250	$(427)
Interest and investment income	12,326	2,916	7,937

	12,426	3,166	7,510

Expenses:
Other operating expenses	4,249	10,171	1,190
Interest expense	32,099	47,122	7,282

	36,348	57,293	8,472

Loss before income tax benefit and equity in earnings of subsidiaries	(23,922)	(54,127)	(962)
Income tax benefit	(9,569)	(23,928)	(384)

Loss before equity in earnings of subsidiaries	(14,353)	(30,199)	(578)
Equity in earnings of subsidiaries	325,538	138,514	71,431

Earnings before cumulative effect of a change in accounting principle	311,185	108,315	70,853
Cumulative effect of a change in accounting principle, net of income tax benefit of $3,035	(5,709)	—	—

Net earnings	$305,476	$108,315	$70,853

Basic earnings per share before cumulative effect of a change in accounting principle	$3.64	$1.67	$2.16
Cumulative effect of a change in accounting principle	(.07)	—	—

Basic net earnings per share	$3.57	$1.67	$2.16

Weighted average shares outstanding, basic basis	85,498	64,703	32,792

Diluted earnings per share before cumulative effect of a change in accounting principle	$3.54	$1.62	$2.06
Cumulative effect of a change in accounting principle	(.07)	—	—

Diluted net earnings per share	$3.47	$1.62	$2.06

Weighted average shares outstanding, diluted basis	88,059	67,030	34,469

Retained earnings, beginning of year	$409,216	$327,785	$265,567
Dividends declared	(32,948)	(26,884)	(8,635)
Effect of 10% stock dividend	(183,671)	—	—
Net earnings	305,476	108,315	70,853

Retained earnings, end of year	$498,073	$409,216	$327,785

See Notes to Financial Statements.

SCHEDULE II (continued)

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2001	2000	1999

Cash Flows From Operating Activities:
Net earnings	$305,476	$108,315	$70,853
Adjustments to reconcile net earnings to net cash used in operating activities:
Amortization of debt issuance costs	5,421	1,404	602
Provision for losses on notes receivable	240	412	190
Equity in earnings of subsidiaries	(325,538)	(138,514)	(71,431)
Gain on sales of investments	(2,808)	(2,096)	(3,248)
Tax benefit associated with the exercise of stock options	8,814	17,000	—
Net increase (decrease) in income taxes	65,275	(12,081)	(16,303)
Loss on sales of real estate	—	—	156
Net increase in prepaid expenses and other assets	(3,299)	(9,082)	(3,879)
Net increase in accounts payable and accrued liabilities	17,435	9,203	3,974

Net cash provided by (used in) operating activities	71,016	(25,439)	(19,086)

Cash Flows From Investing Activities:
Proceeds from sales of investments	7,006	12,897	1,950
Purchases of investments	(2,027)	(5,767)	(4,024)
Net (purchases) proceeds from short-term investing activities	16,318	(50,280)	5,105
Additions to property and equipment	(691)	—	—
Proceeds from sales of real estate	—	—	433
Collections of notes receivable	1,100	2,977	1,405
Additions to notes receivable	(3,000)	(2,511)	(8,801)
Additions to investment in subsidiaries	(55,672)	(694,851)	(516)
Capital transactions of majority-owned subsidiaries	(7,262)	—	—
Lease sales	—	—	13,606

Net cash provided by (used in) investing activities	(44,228)	(737,535)	9,158

Cash Flows From Financing Activities:
Borrowings	—	715,000	105,216
Net proceeds from common stock offering	256,301	—	—
Issuance of notes	250,000	—	—
Principal payments	(527,965)	(177,500)	(27,018)
Dividends paid	(31,333)	(22,615)	(8,192)
Purchases of treasury stock	(22,926)	(551)	(81,904)
Exercise of stock options	11,852	46,521	2,488
Net borrowings and dividends from subsidiaries	24,785	221,864	18,559

Net cash provided by (used in) financing activities	(39,286)	782,719	9,149

Net increase (decrease) in cash and cash equivalents	(12,498)	19,745	(779)
Cash and cash equivalents at beginning of year	21,717	1,972	2,751

Cash and cash equivalents at end of year	$9,219	$21,717	$1,972

See Notes to Financial Statements.

SCHEDULE II (continued)

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

NOTES TO FINANCIAL STATEMENTS
As of December 31, 2001 and 2000 and for the years ended
December 31, 2001, 2000 and 1999

A.	Summary of Significant Accounting Policies

     Fidelity National Financial, Inc. (the “Company”) transacts substantially all of its business through its subsidiaries. The Parent Company Financial Statements should be read in connection with the aforementioned Consolidated Financial Statements and Notes thereto included elsewhere herein.

B.	Notes Payable

     Notes payable consist of the following:

	December 31,

	2001	2000

	(Dollars in thousands)
Syndicated credit agreement, unsecured, interest due quarterly at LIBOR plus 1.125% (3.06% at December 31, 2001), unused portion of $250,000 at December 31, 2001	$135,000	$662,000
Unsecured notes, net of discount, interest payable semi-annually at 7.3%, due August 2011	249,034	—

	$384,034	$662,000

     In the normal course of business the Company enters into off-balance sheet credit risk. This credit risk is in the form of guarantees and support agreements. As of December 31, 2001, subsidiary debt in the amount of $10.8 million was guaranteed by the Company.

C.	Supplemental Cash Flow Information

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Cash paid during the year:
Interest	$19,565	$45,833	$8,865

Income taxes	$124,100	$59,091	$62,128

Non-cash investing and financing activities:
Dividends declared and unpaid	$8,596	$6,981	$2,712

Conversion of LYONs	$—	$—	$70,286

D.	Cash Dividends Received

     The Company has received cash dividends from subsidiaries and affiliates of $113.3 million, $167.3 million and $20.5 million in 2001, 2000 and 1999, respectively.

SCHEDULE V

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2001, 2000 and 1999
(Dollars in thousands)

Column A	Column B	Column C			Column D		Column E

		Additions

	Balance at	Charge to			Balance at
	Beginning	Costs and	Other		Deduction		End of
Description	of Period	Expenses	(Described)		(Described)		Period

Year ended December 31, 2001:
Reserve for claim losses	$907,482	$134,724	$—		$161,153	(3)	$881,053
Allowance on:
Leases and residual interests in securitizations	5,999	13,679	—		9,018	(4)	10,660
Trade receivables	19,660	6,121	—		526	(4)	25,255
Notes receivable	2,873	5,100	—		1,376	(4)	6,597
Real estate allowance	921	91	—		21	(5)	991
Amortization of cost in excess of net assets acquired and other intangible assets	73,365	69,351	—		21,359	(6)	121,357
Year ended December 31, 2000:
Reserve for claim losses	$239,962	$97,322	$669,837	(1)	$99,639	(3)	$907,482
Allowance on:
Leases and residual interests in securitizations	13,961	4,553	(1,505	)(2)	11,010	(4)	5,999
Trade receivables	5,397	4,541	10,303	(1)	581	(4)	19,660
Notes receivable	1,754	796	494	(1)	171	(4)	2,873
Real estate allowance	1,202	—	518	(1)	799	(5)	921
Amortization of cost in excess of net assets acquired and other intangible assets	24,810	48,555	—		—		73,365
Year ended December 31, 1999:
Reserve for claim losses	$224,534	$52,713	$(4,310	)(2)	$32,975	(3)	$239,962
Allowance on:
Leases and residual interests in securitizations	10,482	20,628	—		17,149	(4)	13,961
Trade receivables	6,733	581	—		1,917	(4)	5,397
Notes receivable	2,064	—	—		310	(4)	1,754
Real estate allowance	1,752	155	(275	)(2)	430	(5)	1,202
Amortization of cost in excess of net assets acquired and other intangible assets	16,722	8,088	—		—		24,810

(1)	Represents balance assumed in connection with the Chicago Title merger on March 20, 2000.

(2)	Represents net reserve for claim losses and other allowances assumed and relieved from sales and acquisitions during the year.

(3)	Represents payments of claim losses, net of recoupments.

(4)	Represents uncollectible accounts written-off, change in reserve due to reevaluation of specific items and change in reserve due to sale of certain assets.

(5)	Represents reduction in the reserve balance due to the sale of real estate property.

(6)	Represents amounts written-off in cost in excess of net assets acquired and other intangible assets.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Registrant, incorporated by reference from Form S-4, Registration No. 333-89163
3.2	Restated Bylaws of Registrant, incorporated by reference from Form S-4, Registration No. 333-89163
3.3	Bylaws of the Registrant, as amended, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2001
10.4	Fidelity National Financial, Inc. 1987 Stock Option Plan, incorporated by reference from Form S-1, Registration No. 33-11321
10.4.1	Amendments to Fidelity National Financial, Inc. 1987 Stock Option Plan approved by the stockholders of the Company on March 24, 1989, incorporated by reference from Form S-8, Registration No. 33-34300
10.5	Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan, incorporated by reference from Form S-1, Registration No. 33-11321
10.5.1	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on March 24, 1989, incorporated by reference from Form S-8, Registration No. 33-15027
10.5.2	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan, incorporated by reference from Form S-8, Registration No. 33-45709
10.5.3	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Form S-8, Registration No. 33-64836
10.5.4	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on June 20, 1995, incorporated by reference from Form S-8, Registration No. 33-61983
10.6	Fidelity National Financial, Inc. 401(k) Profit Sharing Defined Contribution Plan and Trust adopted January 1, 1990, incorporated by reference from Form 10-K filed January 29, 1991
10.6.1	Amendments to Fidelity National Financial, Inc. 401(k) Profit Sharing Plan, incorporated by reference from Form S-8, Registration No. 33-56514
10.7	Fidelity National Financial, Inc. 1991 Stock Option Plan, approved by the stockholders of the Company on July 15, 1992, incorporated by reference from Form S-8, Registration No. 33-45272
10.7.1	Amendments to Fidelity National Financial, Inc. 1991 Stock Option Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Form S-8, Registration No. 33-64834
10.7.2	Amendment to Fidelity National Financial, Inc. 1991 Stock Plan, approved by the stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026
10.7.3	Amendment to Fidelity National Financial, Inc. 1991 Stock Option Plan and the 1998 Stock Option Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111
10.8	1996 Omnibus Stock Option Plan (Granite), incorporated by reference from Form S-8, Registration No. 333-48411
10.9	Two Stock Option Agreements and Amended Stock Award Agreement (Alamo), incorporated by reference from Form S-8, Registration No. 333-64229
10.35	Fidelity National Financial, Inc. 1993 Stock Plan, approved by stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026

Exhibit
Number	Description

10.43	Stock Purchase Agreement dated as of August 18, 1995 by and among William D. Rothenberg, Marshall D. Wexler, Southern California Title Company and Fidelity National Financial, Inc., incorporated by reference from Form 10-K filed March 25, 1996
10.44	Acquisition Agreement dated September 13, 1995 by and among Fidelity National Financial, Inc. and Nations Holding Group, Inc. and its wholly-owned subsidiary Nations Title Inc. to acquire all of the issued and outstanding shares of Nations Title Inc., incorporated by reference from Form 10-K filed March 25, 1996
10.45	Agreement for Purchase and Sale of Stock dated November 4, 1996 by and between Fidelity National Financial, Inc. and the Stockholders of CRM, Inc., incorporated by reference from Form 10-K filed March 31, 1997
10.57	Agreement of Plan of Reorganization, dated May 14, 1998, by and among ACS Systems, Inc., a California Corporation, ACS Merger, Inc., a Delaware Corporation, Micro General Corporation, a Delaware Corporation, and Fidelity National Financial, Inc., a Delaware Corporation, incorporated by reference from Form 10-K filed March 31, 1999
10.57.1	Agreement of Merger, dated May 14, 1998, by and among ACS Systems, Inc., a California Corporation, ACS Merger, Inc., a Delaware Corporation, Micro General Corporation, a Delaware Corporation, and Fidelity National Financial, Inc., a Delaware Corporation, incorporated by reference from Form 10-K filed March 31, 1999
10.60	Agreement and Plan of Merger, dated as of August 1, 1999, by and between Fidelity National Financial, Inc. and Chicago Title Corporation and amended as of October 13, 1999, incorporated by reference from Form S-4, Registration No. 333-89163
10.61	Credit Agreement, dated as of February 10, 2000, among Fidelity National Financial, Inc., as borrower, Bank of America, N.A., Chase Securities Inc., Morgan Stanley Senior Funding, Inc., and various Financial Institutions, as Lenders, incorporated by reference from Form 8-K, dated February 9, 2000 and filed February 15, 2000
10.62	Granite Financial, Inc. Omnibus Stock Plan of 1996, Amended and Restated as of April 24, 1997 and June 14, 1997, incorporated by reference from Form S-8, Registration No. 333-48111
10.63	Fidelity National Financial, Inc., 1998 Stock Incentive Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111
10.64	Chicago Title Corporation 1998 Long-Term Incentive Plan and Chicago Title Corporation Directors Stock Option Plan, incorporated by reference from Form S-8, Registration No. 333-32806
10.65	Amendment to Fidelity National Financial, Inc. 1991 Stock Option Plan, approved by the stockholders of the Company on June 12, 2000, incorporated by reference from Form S-8, Registration No. 333-52744
10.66	Amendment to Fidelity National Financial, Inc. 1998 Stock Incentive Plan, approved by the stockholders of the Company on June 12, 2000, incorporated by reference from Form S-8, Registration No. 333-52744
10.67	Underwriting Agreement, dated January 24, 2001, by and among Fidelity National Financial, Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co., Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc., as representatives of the underwriters named therein, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ending December 31, 2000
10.68	Fidelity National Financial, Inc. Amended and Restated 1998 Stock Incentive Plan, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001
10.69	Fidelity National Financial, Inc. Amended and Restated 2001 Stock Inventive Plan, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001
10.70	Fidelity National Financial, Inc. Employee Stock Purchase Plan, as Amended and Restated as of April 24, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001
10.71	Employment Agreement by and between Fidelity National Financial, Inc. and William P. Foley, II as of March 22, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001
10.72	Employment Agreement by and between Fidelity National Financial, Inc. and Patrick F. Stone as of March 22, 2000, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001

Exhibit
Number	Description

10.73	Employment Agreement by and between Fidelity National Financial, Inc. and Alan L. Stinson as of March 22, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001
10.74	Employment Agreement by and between Fidelity National Financial, Inc. and Peter T. Sadowski as of April 11, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001
10.75	7.30% Note due August 15, 2011 of Fidelity National Financial, Inc. in the principal amount of $250,000,000 dated August 20, 2001, incorporated by reference from Current Report on Form 8-K, dated August 23, 2001
10.76	Underwriting Agreement by and among Fidelity National Financial, Inc. and Lehman Brothers Inc., Banc of America Securities LLC and Bear Stearns & Co., Inc. dated August 13, 2001, incorporated by reference from Current Report on Form 8-K dated August 23, 2001
10.77	Indenture by and between Fidelity National Financial, Inc. and The Bank of New York dated as of August 20, 2001, incorporated by reference from Current Report on Form 8-K dated August 23, 2001
10.78	Fidelity National Financial, Inc. Amended and Restated 2001 Stock Incentive Plan, filed herewith
21	List of Subsidiaries
23	Independent Auditors’ Consent