Form 10-Q
period 2002-03-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2002-05-14
CIK 809398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

Commission File Number 1-9396

FIDELITY NATIONAL FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0498599

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

17911 Von Karman Avenue, Suite 300, Irvine, California	92614

(Address of principal executive offices)	(Zip Code)

(949) 622-4333

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [   ]

As of April 30, 2002, 95,611,616 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2002

     Part I: FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at March 31, 2002 includes $240,627 and at December 31, 2001 includes $237,253 of pledged fixed maturity securities related to secured trust deposits	$1,285,926	$1,216,240
Equity securities, at fair value	109,236	56,360
Other long-term investments	20,953	39,682
Short-term investments at March 31, 2002 includes $101,301 and at December 31, 2001 includes $81,893 of pledged short-term investments related to secured trust deposits	522,655	491,539

Total investments	1,938,770	1,803,821
Cash and cash equivalents, at March 31, 2002 includes $219,607 and at December 31, 2001 includes $367,907 of pledged cash related to secured trust deposits	423,307	542,620
Leases and residual interests in securitizations	163,929	173,883
Trade receivables, net	165,803	163,961
Notes receivable, net	18,293	20,149
Cost in excess of net assets acquired, net	798,785	808,584
Prepaid expenses and other assets	344,076	358,933
Title plants	276,103	275,591
Property and equipment, net	158,931	161,643
Deferred tax asset	113,716	106,813

	$4,401,713	$4,415,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$566,760	$596,019
Notes payable	544,542	565,690
Reserve for claim losses	883,068	881,053
Secured trust deposits	547,182	673,126
Income taxes payable	65,014	14,074

	2,606,566	2,729,962
Minority interests and preferred stock of subsidiary	51,495	47,166
Stockholders’ equity:
Preferred stock, $.0001 par value; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock, $.0001 par value; authorized, 100,000,000 shares issued, 96,188,243 as of March 31, 2002 and 95,348,876 as of December 31, 2001	10	10
Additional paid-in capital	1,175,236	1,158,847
Retained earnings	590,406	498,073

	1,765,652	1,656,930
Accumulated other comprehensive earnings	926	4,866
Less treasury stock, 1,100,000 shares as of March 31, 2002 and December 31, 2001, at cost	(22,926)	(22,926)

	1,743,652	1,638,870

	$4,401,713	$4,415,998

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended
	March 31,

	2002	2001

	(Unaudited)
REVENUE:
Title insurance premiums	$729,362	$534,840
Escrow and other title-related fees	204,323	141,399
Real estate related services	95,835	56,550
Interest and investment income, including realized gains and losses	25,339	27,848
Other income	12,001	17,227

	1,066,860	777,864
EXPENSES:
Personnel costs	330,138	250,824
Other operating expenses	224,877	176,009
Agent commissions	308,971	221,928
Provision for claim losses	36,468	26,741
Interest expense	8,617	14,382

Total expenses	909,071	689,884

Earnings before amortization of cost in excess of net assets acquired	157,789	87,980
Amortization of cost in excess of net assets acquired	—	11,722

Earnings before income taxes	157,789	76,258
Income tax expense	56,804	31,266

Net earnings	$100,985	$44,992

Basic earnings per share	$1.07	$0.49

Weighted average shares outstanding, basic basis	94,577	92,017

Diluted earnings per share	$1.03	$0.47

Weighted average shares outstanding, diluted basis	97,749	95,250

Cash dividends per share	$0.09	$0.08

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended
	March 31,

	2002	2001

	(Unaudited)
Net earnings	$100,985	$44,992
Other comprehensive earnings (loss):
Unrealized gains (losses) on investments, net (1)	(2,141)	4,756
Reclassification adjustments for (gains) losses included in net earnings (2)	(1,799)	896

Other comprehensive earnings (loss)	(3,940)	5,652

Comprehensive earnings	$97,045	$50,644

(1)	Net of income tax expense (benefit) of $(1.4) million and $3.2 million for the three months ended March 31, 2002 and 2001, respectively.

(2)	Net of income tax expense (benefit) of $(1.2) million and $597 for the three months ended March 31, 2002 and 2001, respectively.

See Notes to Condensed Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Earnings	Shares	Amount

Balance, December 31, 2001	95,349	$10	$1,158,847	$498,073	$4,866	1,100	$(22,926)
Exercise of stock options	839	—	11,191	—	—		—
Tax benefit associated with the exercise of options	—	—	3,655	—	—	—	—
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	(3,940)	—	—
Capital transactions of investments accounted for under the equity method	—	—	1,543	—	—	—	—
Cash dividends declared ($0.09 per share)	—	—	—	(8,652)	—	—	—
Net earnings	—	—	—	100,985	—	—	—

Balance, March 31, 2002	96,188	$10	$1,175,236	$590,406	$926	1,100	$(22,926)

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net earnings	$100,985	$44,992
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	16,939	27,430
Net increase (decrease) in reserve for claim losses	2,015	(8,637)
Net increase in provision for possible losses other than claims	200	200
Gain on sales of assets	(5,955)	(838)
Change in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in leases and lease securitization residual interests	9,954	(25,027)
Net increase in secured trust deposits	(426)	(86)
Tax benefit associated with the exercise of stock options	3,655	6,804
Net increase in trade receivables	(2,517)	(11,946)
Net (increase) decrease in prepaid expenses and other assets	17,023	(7,502)
Net decrease in accounts payable, accrued liabilities and minority interests	(23,794)	(62,437)
Net increase in income taxes	46,520	39,866

Net cash provided by operating activities	164,599	2,819

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	272,380	162,763
Proceeds from maturities of investment securities available for sale	43,269	43,355
Proceeds from sale of assets	—	318
Collections of notes receivable	1,794	2,586
Additions to title plants	(557)	(824)
Additions to property and equipment	(14,207)	(11,025)
Purchases of investment securities available for sale	(400,271)	(203,571)
Net proceeds (purchases) from short-term investment securities	(31,116)	4,198
Additions to notes receivable	(1,180)	(1,427)
Acquisitions of businesses, net of cash acquired	(2,613)	(23,631)
Sale of subsidiary, net of cash	15,500	—

Net cash used in investing activities	(117,001)	(27,258)

See Notes to Condensed Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,

	2002	2001

	(Unaudited)
Cash flows from financing activities:
Borrowings	$5,253	$43,433
Net proceeds from common stock offering	—	256,301
Principal payments	(26,459)	(266,687)
Dividends paid	(8,596)	(6,993)
Stock options exercised	11,191	8,023

Net cash provided by (used in) financing activities	(18,611)	34,077

Net increase in cash and cash equivalents	28,987	9,638
Cash and cash equivalents at beginning of period	174,713	130,814

Cash and cash equivalents at end of period	$203,700	$140,452

Supplemental cash flow information:
Income taxes paid (refunded)	$2,212	$(15,000)

Interest paid	$12,714	$14,837

Noncash investing and financing activities:
Dividends declared and unpaid	$8,652	$7,833

See Notes to Condensed Consolidated Financial Statements

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note A — Basis of Financial Statements

The financial information included in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the “Company”) and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications have been made in the 2001 Condensed Consolidated Financial Statements to conform to classifications used in 2002.

Note B — Recent Developments

On April 30, 2002, FNIS announced a tender offer for all of the outstanding shares of Micro General Corporation (Nasdaq: MGEN — “MGEN”) whereby each share of MGEN common stock will be exchanged for shares of FNIS common stock.

The tender offer represents a fixed exchange ratio of .696 shares of FNIS common stock for each share of MGEN common stock. Based on the closing price of $23.92 for FNIS’ common stock on April 29, 2002, the implied tender offer price is $16.65 per share of MGEN common stock. This exchange ratio represents a seventeen percent premium to MGEN stockholders based on the closing price of $14.25 on April 29, 2002 and a sixteen percent premium based on the thirty-day average closing price of $14.39 as of April 29, 2002.

FNIS will issue 11.0 million new shares of common stock, resulting in approximately 35.5 million outstanding shares of FNIS common stock. We will own approximately 72.5% of the outstanding stock of FNIS after the completion of the tender offer.

Note C — Acquisitions

On January 3, 2001, the Company acquired International Data Management Corporation (“IDM”), a leading provider of real estate information services, for $20.8 million in cash. IDM’s real estate information databases contain over 100 million real property ownership and sales records from the continental United States. The databases are updated daily to reflect new sales, mortgage information and other changes in real property ownership. The acquisition was accounted for as a purchase.

On June 19, 2001 the Company acquired Risco, Inc. (“Risco”), the third largest multiple listing service vendor in the United States, for approximately $12.0 million in cash. The acquisition was accounted for as a purchase.

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the cost in excess of net assets acquired in the FNIS transaction will not be amortized. For the period from January 1, 2002 through March 31, 2002, the results of the former operations of Vista are included in the Company’s Condensed Consolidated Financial Statements.

Note D — Common Stock Offering

On January 24, 2001, the Company issued 9,740,500 shares of its common stock at a public offering price of $27.69 per share. Proceeds from this offering, net of underwriting discounts and commissions and other estimated related expenses, were $256.3 million. Net proceeds of $100.0 million were used to repay in full and terminate the $100.0 million, 18-month revolving credit facility and net proceeds of $149.5 million were used to pay down in full the $250.0 million, 6-year revolving credit facility. The remainder of the cash proceeds are available for general corporate purposes.

Note E — Earnings Per Share

The Company presents “basic” earnings per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and “diluted” earnings per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share:

	Three months ended
	March 31,

	2002	2001

	(In thousands, except
	per share amounts)
Net earnings, basic and diluted basis	$100,985	$44,992

Weighted average shares outstanding during the period, basic basis	94,577	92,017
Plus: Common stock equivalent shares assumed from conversion of options	3,172	3,233

Weighted average shares outstanding during the period, diluted basis	97,749	95,250

Basic earnings per share	$1.07	$0.49

Diluted earnings per share	$1.03	$0.47

Note F — Segment Information

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

		Real Estate
Three Months Ended:	Title	Related	Corporate
March 31, 2002	Insurance	Services	and Other	Total

	(Dollars in thousands)
Total revenue	$952,554	$96,569	$17,737	$1,066,860

Operating earnings	$132,948	$17,288	$7,770	$158,006
Interest and investment income, including realized gains and losses	18,869	734	5,736	25,339
Depreciation and amortization expense	12,160	2,895	1,884	16,939
Interest expense	349	260	8,008	8,617

Earnings before income taxes	139,308	14,867	3,614	157,789
Income tax expense	50,151	5,352	1,301	56,804

Net earnings	$89,157	$9,515	$2,313	$100,985

Assets	$3,559,036	$377,577	$465,100	$4,401,713

Cost in excess of net assets acquired, net	$695,073	$94,333	$9,379	$798,785

		Real Estate
Three Months Ended:	Title	Related	Corporate
March 31, 2001	Insurance	Services	and Other	Total

	(Dollars in thousands)
Total revenue	$701,886	$56,908	$19,070	$777,864

Operating earnings	$75,595	$8,228	$6,399	$90,222
Interest and investment income, including realized gains and losses	25,647	358	1,843	27,848
Depreciation and amortization expense	22,934	2,076	2,420	27,430
Interest expense	1,243	3	13,136	14,382

Earnings (loss) before income taxes	77,065	6,507	(7,314)	76,258
Income tax expense (benefit)	31,597	2,668	(2,999)	31,266

Net earnings (loss)	$45,468	$3,839	$(4,315)	$44,992

Assets	$3,213,190	$265,752	$453,071	$3,932,013

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

Corporate and Other

The corporate segment consists of the operations of the parent holding company, as well as the operations of Micro General Corporation and FNF Capital, Inc., as well as the issuance and repayment of corporate debt obligations. In the fourth quarter of 2001, the Company discontinued FNF Capital’s small-ticket lease origination business.

The accounting policies of the segments are the same as those used in the Condensed Consolidated Financial Statements. Intersegment sales or transfers which occurred in the ordinary course of consolidated operations, have been eliminated from the segment information provided.

Note G — Adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets”

SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount.

Existing goodwill will be amortized through 2001 at which time amortization will cease and a transitional goodwill impairment test will be performed.

The Company has completed a transitional goodwill impairment test on its reporting units and has determined that each of its reporting units has a fair value in excess of its carrying value. Accordingly, no goodwill impairment has been recorded.

Beginning on January 1, 2002, the Company ceased recording goodwill amortization in accordance with SFAS No. 142. The following table reconciles reported net earnings and net earnings per share to adjusted net earnings and net earnings per share:

	Three months ended
	March 31,

	2002	2001

	(In thousands, except per share amounts)
Net earnings	$100,985	$44,992
Add back: Amortization of cost in excess of net assets acquired	—	11,722
Add back: Tax effect of amortization of cost in excess of net assets acquired	—	(247)

Adjusted net earnings	$100,985	$56,467

Basic Earnings Per Share:
Net earnings	$1.07	$0.49
Amortization of cost in excess of net assets acquired	—	0.13
Tax effect of amortization of cost in excess of net assets acquired	—	—

Adjusted net earnings per share — basic	$1.07	$0.62

Diluted Earnings Per Share:
Net earnings	$1.03	$0.47
Amortization of cost in excess of net assets acquired	—	0.12
Tax effect of amortization of cost in excess of net assets acquired	—	—

Adjusted net earnings per share — diluted	$1.03	$0.59

Note H — Dividends and Stock Repurchase Program

On January 22, 2002, the Company’s Board of Directors declared a cash dividend of $.09 per share, payable on April 26, 2002, to stockholders of record as of April 12, 2002. On April 24, 2002, the Company’s Board of Directors declared a cash dividend of $.10 per share, payable on July 23, 2002, to stockholders of record as of July 9, 2002.

On April 24, 2001, the Company’s Board of Directors authorized the Company to purchase up to 6,050,000 shares of its common stock. Purchases may be made from time to time by the Company in the open market, in block purchases or in privately negotiated transactions. As of March 31, 2002, the Company has repurchased a total of 1,100,000 shares of common stock for $22.9 million, or an average price of $20.84 per share.

Note I — Share and Per Share Restatement

On April 24, 2002, the Company declared a 10% stock dividend to stockholders of record as of May 9, 2002, payable on May 23, 2002. All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, in the Condensed Consolidated Financial Statements has been retroactively adjusted to reflect the stock dividend.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors Affecting Comparability

Our Condensed Consolidated Statements of Earnings for 2002 include the results of the former operations of Vista for the period from January 1, 2002 through March 31, 2002. As a result, quarter over quarter comparisons may not be meaningful. In addition, in the fourth quarter of 2001, we discontinued our small-ticket lease origination business. Further, we ceased recording goodwill amortization beginning in 2002 in accordance with SFAS No. 142. See Note G to Notes to Condensed Consolidated Financial Statement.

Results of Operations

Net earnings for the first quarter of 2002 were $101.0 million, or $1.03 per diluted share, as compared with net earnings of $45.0 million, or $0.47 per diluted share, for the first quarter of 2001.

The following table presents the calculation of net earnings before amortization of cost in excess of net assets acquired consistent with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

	Three months ended
	March 31,

	2002	2001

	(In thousands, except
	per share data)
Net earnings	$100,985	$44,992
Amortization of cost in excess of net assets acquired	—	11,722
Tax effect of amortization of cost in excess of net assets acquired	—	(247)

Net earnings before amortization of cost in excess of net assets acquired	$100,985	$56,467

Diluted net earnings per share before amortization of cost in excess of net assets acquired	$1.03	$0.59

Diluted weighted average shares outstanding	97,749	95,250

Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales on both a national and local basis. Real estate sales are directly affected by changes in the cost of financing purchases of real estate — i.e., mortgage interest rates. Other macroeconomic factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. For example, beginning in late 1995 and into 1998, the level of real estate activity increased, including refinancing transactions, new home sales and resales, due in part to decreases in mortgage interest rates. Stable mortgage interest rates and strength in the real estate market, especially in California and throughout the West Coast, contributed to very positive conditions for the title insurance industry throughout 1997 and 1998. However, during the second half of 1999 and through 2000, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions. As a result, the market shifted from a refinance-driven market in 1998 to a more traditional market driven by new home purchases and resales in 1999 and 2000. However, beginning in December 2000 and continuing through the first quarter of 2002, interest rates have been reduced by 475 basis points, bringing interest rates down to their lowest level in recent history, which again has significantly increased the volume of refinance activity.

Title insurance premiums increased 36.4% to $729.4 million in the first quarter of 2002 as compared with the first quarter of 2001, due to the increases in real estate and refinance activity as a result of the decline in interest rates.

The following table presents information regarding the components of title insurance premiums:

	Three months ended
	March 31,

		% of		% of
	2002	Total	2001	Total

	(Dollars in thousands)
Title premiums from direct operations	$337,176	46.2%	$249,707	46.7%
Title premiums from agency operations	392,186	53.8	285,133	53.3

Total	$729,362	100.0%	$534,840	100.0%

The increase in real estate activity in 2002 and 2001 has been partially offset by a decrease in the average fee per file. The decrease in fee per file is consistent with the increased levels of refinance activity experienced during the first quarters of both periods.

Escrow and other title-related fees for the three-month period ended March 31, 2002 were $204.3 million as compared with $141.4 million for the corresponding period of the prior year. The trend in escrow and title-related fees is generally consistent with that of our direct title premiums.

Revenue from real estate related services were $95.8 million in the first quarter of 2002 as compared with $56.6 million for the prior year quarter. The increase in revenue for the three-month period is primarily the result of increases in revenue from our property appraisal services, real estate tax services, field services, flood monitoring services and multiple listing services (Risco), which was acquired in the second quarter of 2001. In addition, revenue from real estate related services include the revenue of the former operations of Vista from the period January 1, 2002 through March 31, 2002.

Interest and investment income was $25.3 million in the first quarter of 2002 as compared with $27.8 million in the first quarter of 2001. The decrease in interest and investment income earned during the first quarter of 2002 is primarily due to a decrease in interest income reflecting lower rates in the first quarter of 2002 as compared with the corresponding prior year quarter. The decrease in interest and investment income in the first quarter of 2002 was partially offset by net realized gains on the sale of assets of $6.0 million as compared with net realized gains of $0.8 million in the first quarter of 2001. Net realized gains for the first quarter of 2002 include a $3.1 million gain recognized on our investment in Santa Barbara Restaurant Group (“SBRG”) common stock as a result of the merger between SBRG and CKE Restaurants, Inc.

Other income represents external revenue generated by Micro General Corporation, our majority-owned information services subsidiary and FNF Capital, Inc., our equipment leasing subsidiary. Other income for the first quarter of 2002 was $12.0 million as compared with $17.2 million for the first quarter of 2001. The decrease in other income is due to the decrease in externally generated revenue by Micro General Corporation.

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

Personnel costs include base salaries, commissions and bonuses paid to employees, and are one of our most significant operating expenses. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. For the first quarter of 2002 personnel costs were $330.1 million, or 30.9% of total revenue, compared with $250.8 million, or 32.2% of total revenue for the corresponding 2001 quarter. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. We will continue to monitor prevailing market conditions and will adjust personnel costs in accordance with activity.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services (including personnel costs associated with information technology support), professional services, advertising expenses, general insurance, depreciation and trade and notes receivable allowances. We continue to be committed to cost control measures. In response to market conditions, we have implemented aggressive cost control programs in order to maintain operating expenses at levels consistent with the levels of revenue. However, certain fixed costs are incurred regardless of revenue levels, resulting in period-over-period fluctuations. Our cost control programs are designed to evaluate expenses, both current and budgeted, relative to existing and projected market conditions. Total other operating expenses were $224.9 million, or 21.1% of total revenue for the first quarter of 2002 as compared with $176.0 million, or 22.6% of total revenue for the first quarter of 2001.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 78.8% of agent title premiums in the first quarter of 2002 as compared with 77.8% of agent title premiums for the first quarter of 2001. Agent commissions and the resulting percentage of agent title premiums retained by us vary according to regional differences in real estate closing practices and state regulations.

The provision for claim losses includes an estimate of anticipated title claims. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claim loss experience on a continual basis and adjust the provision for claim losses accordingly. We believe that as a result of our underwriting and claims handling practices, as well as the refinancing business of prior years, we will maintain the favorable claim loss trends we have experienced over the past several years. As such, our claim loss provision as a percentage of total title premiums was 5.0% in the first quarter of 2002 and 2001.

Interest expense for the three-month period ended March 31, 2002 was $8.6 million. Interest expense for the three-month period ended March 31, 2001 was $14.4 million. The decrease in interest expense in 2002 is attributable to a decrease in outstanding notes payable, primarily as a result of using proceeds from our common stock offering in January 2001 to pay down amounts outstanding under our credit facility.

Amortization of cost in excess of net assets acquired was $0 in the first quarter of 2002 as a result of adopting SFAS No. 142. Amortization of cost in excess of net assets acquired was $11.7 million in the first quarter of 2001. See Note G of Notes to Condensed Consolidated Financial Statements.

Income tax expense, as a percentage of earnings before income taxes, was 36.0% and 41.0% for the first quarters of 2002 and 2001, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability and the characteristics of net earnings, i.e. operating income versus investment income as well as the elimination of amortization of cost in excess of net assets acquired consistent with SFAS No. 142.

Liquidity and Capital Resources

Cash Flows. Our cash requirements include debt service, operating expenses, taxes, capital expenditures, systems development, lease securitizations and dividends on our common stock. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities and bank borrowings through existing credit facilities. Our short- and long-term liquidity requirements are monitored regularly to match cash inflows with cash requirements. We forecast the daily needs of all of our subsidiaries and periodically review their short- and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

Our two significant sources of our funds are dividends and distributions from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are executed within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. During 2002, our title insurance subsidiaries could pay dividends or make other distributions to us of $114.3 million. Our underwritten title companies, real estate related service companies, FNIS, Micro General and FNF Capital, collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries. Positive cash flow from these subsidiaries is invested primarily in cash and cash equivalents.

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

Financing. In connection with the Chicago Title merger in March 2000, we entered into a syndicated credit agreement. The credit agreement provides for three distinct credit facilities:

•	$100.0 million, 18 month revolving credit facility due September 30, 2001, which was repaid and terminated on January 24, 2001:

•	$250.0 million, 6 year revolving credit facility due March 19, 2006; and

•	$450.0 million term loan facility with a 6 year amortization period, due March 19, 2006.

The credit agreement bears interest at a variable rate of interest based on the debt ratings assigned to us by certain independent agencies, and is unsecured. The current interest rate is LIBOR plus 1.125%. Amounts borrowed under the credit agreement were used to pay the cash portion of the merger consideration, to refinance previously existing indebtedness, to pay fees and expenses incurred in connection with the merger and to fund other general corporate purposes. As of March 31, 2002, $135.0 million was outstanding under our credit agreement and we have $250.0 million in borrowings available to us.

The credit agreement and other debt facilities impose certain affirmative and negative covenants on us relating to current debt ratings, certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions and restricted payments, and certain dividend restrictions. We are in compliance with all of our debt covenants as of March 31, 2002.

On August 20, 2001, we issued $250.0 million aggregate principal amount of 7.3% notes. We received net proceeds of $247.0 million, after expenses, which were used to pay down a portion of the $450.0 million, 6 year term loan facility. Interest is payable semiannually and the notes are due in August 2011.

Financing Obligations. There have been no material changes in our annual financing obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001.

Capital Stock Transactions. On January 24, 2001, we issued 9,740,500 shares of our common stock at a public offering price of $27.69 per share. Proceeds from this offering, net of underwriting discounts and commissions and other related expenses, were $256.3 million. Net proceeds of $100.0 million were used to repay in full and terminate the $100.0 million, 18 month revolving credit facility and net proceeds of $149.5 million were used to pay down in full the $250.0 million, 6 year revolving credit facility. The remainder of the cash proceeds are available for general corporate purposes.

On April 24, 2001, our Board of Directors authorized us to purchase up to 6,050,000 shares of our common stock. Purchases may be made by us from time to time in the open market or in block purchases or in privately negotiated transactions depending on market conditions and other factors. As of March 31, 2002, we have repurchased a total of 1,100,000 shares of our common stock for $22.9 million, at an average purchase price of $20.84 per share.

Merger of CKE Restaurants, Inc. (“CKE”) and Santa Barbara Restaurant Group, Inc. (“SBRG”). On March 1, 2002, a merger between CKE and SBRG was consummated, whereby SBRG became a wholly-owned subsidiary of CKE. As a result of the merger, holders of SBRG common stock received .491 shares of CKE common stock for each whole share of SBRG common stock.

Prior to the merger, we owned approximately 1% and 37% of the outstanding common shares of CKE and SBRG, respectively. Our Chief Executive Officer and Chairman of the Board of Directors also serves as Chairman of the Board of Directors at CKE and SBRG. In addition, our Vice Chairman of the Board of Directors also serves on the board of directors of both CKE and SBRG. As of March 31, 2002, our total investment in both companies was $26.7 million. As a result of the merger, our shares of SBRG common stock were converted into common shares of CKE and we own approximately 7% of the outstanding common stock of CKE and we recognized a $3.1 million gain.

Critical Accounting Policies. There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will be amortized through 2001 at which time amortization will cease and we will perform a transitional goodwill impairment test. SFAS No. 142 is generally effective for fiscal periods beginning after December 15, 2001 and the amortization provisions of SFAS No. 142 are effective for acquisitions subsequent to June 30, 2001. We have completed a transitional goodwill impairment test on our reporting units and have determined that each of our reporting units has a fair value in excess of our carrying value, therefore no goodwill impairment has been recorded.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS No. 144”) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2001.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed in our prior Securities and Exchange Commission filings, we are named in class action lawsuits alleging irregularities and violations of law in connection with title and escrow practices. Four lawsuits are currently pending. Three previously filed lawsuits have been dismissed. One of the existing lawsuits is filed by the Attorney General of the State of California and others on behalf of the California Controller, the California Insurance Commissioner and the California general public against an alleged defendant class consisting of the entire title and escrow industry in California. The other three suits are filed by private parties in State court in Los Angeles. In February 2000, we reached a settlement of the claims alleged by the California Insurance Commissioner. Although the settlement required us to make a monetary payment, it did not require us to pay any fine or penalty. We are significantly advanced in settlement negotiations, which we presently believe may result in settlement or resolution of the remaining cases in calendar year 2002. We do not believe that the resolution of these lawsuits will have a material impact on us.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY NATIONAL FINANCIAL, INC. (Registrant)

By:	/s/ Alan L. Stinson	Date: May 14, 2002

Alan L. Stinson Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)