Form 10-Q
period 2002-06-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2002-08-14
CIK 809398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

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

YES ( X )        NO (     )

As of August 8, 2002, 95,494,953 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2002

INDEX
			Page

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	A.	Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3

	B.	Condensed Consolidated Statements of Earnings for the three months and six months ended June 30, 2002 and 2001	4

	C.	Condensed Consolidated Statements of Comprehensive Earnings for the three months and six months ended June 30, 2002 and 2001	5

	D.	Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2002	6

	E.	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	7

	F.	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		14

Item 3.	Quantitative and Qualitative Disclosure About Market Risk		20

Part II: OTHER INFORMATION

Item 1.		Legal Proceedings	20

Item 4.		Submission of Matters to a Vote of Security Holders	21

Item 6.		Exhibits and Reports on Form 8-K	21

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)

ASSETS
Investments:
Fixed maturities available for sale, at fair value at June 30, 2002 includes $250,753 and, at December 31, 2001 includes $237,253 of pledged fixed maturity securities related to secured trust deposits	$1,419,279	$1,216,240
Equity securities, at fair value	106,603	56,360
Other long-term investments	22,843	39,682
Short-term investments, at June 30, 2002 includes $151,952 and at December 31, 2001 includes $81,893 of pledged short-term investments related to secured trust deposits	571,252	491,539

Total investments	2,119,977	1,803,821
Cash and cash equivalents, at June 30, 2002 includes $289,995 and at December 31, 2001 includes $367,907 of pledged cash related to secured trust deposits	525,828	542,620
Leases and residual interests in securitizations	152,048	173,883
Trade receivables, net	169,839	163,961
Notes receivable, net	18,040	20,149
Cost in excess of net assets acquired, net	819,142	808,584
Prepaid expenses and other assets	317,260	358,933
Title plants	275,930	275,591
Property and equipment, net	179,580	161,643
Deferred tax assets	101,303	106,813

	$4,678,947	$4,415,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$553,623	$596,019
Notes payable	535,665	565,690
Reserve for claim losses	882,749	881,053
Secured trust deposits	676,856	673,126
Income taxes payable	94,033	14,074

	2,742,926	2,729,962
Minority interests and preferred stock of subsidiary	61,306	47,166
Stockholders’ equity:
Preferred stock, $.0001 par value; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock, $.0001 par value; authorized, 150,000,000 shares as of June 30, 2002 and 100,000,000 shares as of December 31, 2001; issued, 96,037,743 as of June 30, 2002 and 95,348,876 as of December 31, 2001	10	10
Additional paid-in capital	1,426,965	1,158,847
Retained earnings	443,372	498,073

	1,870,347	1,656,930
Accumulated other comprehensive earnings	13,899	4,866
Less treasury stock, 318,500 shares as of June 30, 2002 and 1,100,000 shares as of December 31, 2001, at cost	(9,531)	(22,926)

	1,874,715	1,638,870

	$4,678,947	$4,415,998

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)

REVENUE:
Title insurance premiums	$796,489	$667,539	$1,525,851	$1,202,379
Escrow and other title-related fees	220,829	187,573	425,152	328,972
Real estate related services	98,548	62,309	194,383	118,859
Interest and investment income, including realized gains and losses	19,530	28,102	44,869	55,950
Other income	7,568	16,025	19,569	33,252

	1,142,964	961,548	2,209,824	1,739,412

EXPENSES:
Personnel costs	335,742	294,373	665,880	545,197
Other operating expenses	239,486	204,261	464,363	380,270
Agent commissions	343,454	256,028	652,425	477,956
Provision for claim losses	39,824	33,714	76,292	60,455
Interest expense	9,011	9,139	17,628	23,521

Total expenses	967,517	797,515	1,876,588	1,487,399

Earnings before amortization of cost in excess of net assets acquired	175,447	164,033	333,236	252,013
Amortization of cost in excess of net assets acquired	—	11,777	—	23,499

Earnings before income taxes and cumulative effect of a change in accounting principle	175,447	152,256	333,236	228,514
Income tax expense	63,161	62,425	119,965	93,691

Earnings before cumulative effect of a change in accounting principle	112,286	89,831	213,271	134,823
Cumulative effect of a change in an accounting principle, net of income tax benefit of $3,035	—	(5,709)	—	(5,709)

Net earnings	$112,286	$84,122	$213,271	$129,114

Basic earnings per share before cumulative effect of a change in accounting principle	$1.17	$0.95	$2.24	$1.44
Cumulative effect of a change in accounting principle	—	(0.06)	—	(0.06)

Basic earnings per share	$1.17	$0.89	$2.24	$1.38

Weighted average shares outstanding, basic basis	95,570	94,659	95,076	93,345

Diluted earnings per share before cumulative effect of a change in accounting principle	$1.13	$0.93	$2.16	$1.40
Cumulative effect of a change in accounting principle	—	(0.06)	—	(0.06)

Diluted earnings per share	$1.13	$0.87	$2.16	$1.34

Weighted average shares outstanding, diluted basis	99,344	97,093	98,551	96,177

Cash dividends per share	$0.10	$0.08	$0.19	$0.16

See Notes to Condensed Consolidated Financial Statement

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)

Net earnings	$112,286	$84,122	$213,271	$129,114
Other comprehensive earnings (loss):
Unrealized gains (losses) on investments, net (1)	11,413	273	9,272	5,029
Reclassification adjustments for (gains) losses included in net earnings (2)	1,560	(1,795)	(239)	(899)

Other comprehensive earnings (loss)	12,973	(1,522)	9,033	4,130

Comprehensive earnings	$125,259	$82,600	$222,304	$133,244

(1)	Net of income tax expense of $7.6 million and $182 and $6.2 million and $3.4 million for the three months and six months ended June 30, 2002 and 2001, respectively.

(2)	Net of income tax expense (benefit) of $1.0 million and $(1.2) million and $(159) and $(599) for the three months and six months ended June 30, 2002 and 2001, respectively.

See Notes to Condensed Consolidated Financial Statement

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Earnings	Shares	Amount

Balance, December 31, 2001	95,349	$10	$1,158,847	$498,073	$4,866	1,100	$(22,926)
Purchase of treasury stock	—	—	—	—	—	319	(9,531)
Exercise of stock options	1,789	—	25,443	—	—		—
Tax benefit associated with
the exercise of options	—	—	9,016	—	—	—	—
Other comprehensive
earnings — unrealized
gain on investments
and other financial
instruments	—	—	—	—	9,033	—	—
Capital transactions of
investments accounted
for under the equity
method	—	—	6,924	—	—	—	—
Retirement of treasury
stock	(1,100)	—	(22,926)	—	—	(1,100)	22,926
Effect of 10% stock
dividend	—	—	249,661	(249,661)	—	—	—
Cash dividends declared
($0.19 per share)	—	—	—	(18,311)	—	—	—
Net earnings	—	—	—	213,271	—	—	—

Balance, June 30, 2002.	96,038	$10	$1,426,965	$443,372	$13,899	319	$(9,531)

See Notes to Condensed Consolidated Financial Statement

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,

	2002	2001

	(Unaudited)

Cash flows from operating activities:
Net earnings	$213,271	$129,114
Reconciliation of net earnings to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	8,744
Depreciation and amortization	34,036	54,357
Net increase (decrease) in reserve for claim losses	1,696	(13,419)
Net increase in provision for possible losses other than claims	331	1,537
Gain on sales of assets	(5,715)	(5,298)
Change in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in leases and lease securitization residual interests	21,835	(48,875)
Net increase (decrease) in secured trust deposits	(1,917)	7,971
Tax benefit associated with the exercise of stock options	9,016	6,872
Net increase in trade receivables	(3,326)	(24,498)
Net decrease in prepaid expenses and other assets	17,826	25,995
Net increase (decrease) in accounts payable, accrued liabilities and minority interests	5,685	(73,913)
Net increase in income taxes	75,539	96,736

Net cash provided by operating activities	368,277	165,323

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	408,690	516,717
Proceeds from maturities of investment securities available for sale	75,543	71,783
Proceeds from sale of assets	—	1,352
Collections of notes receivable	3,833	2,963
Additions to title plants	(429)	(1,155)
Additions to property and equipment	(47,493)	(23,375)
Additions to investments	(611,602)	(467,822)
Net additions from short-term investment securities	(79,713)	(218,126)
Additions to notes receivable	(3,099)	(4,211)
Sale of subsidiary, net of cash sold	15,500	—
Acquisitions of businesses, net of cash acquired	(31,619)	(36,052)

Net cash used in investing activities	(270,389)	(157,926)

See Notes to Condensed Consolidated Financial Statement

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,

	2002	2001

	(Unaudited)

Cash flows from financing activities:
Borrowings	$13,508	$98,343
Net proceeds from common stock offering	—	256,301
Principal payments	(48,940)	(289,445)
Dividends paid	(17,248)	(14,731)
Purchase of treasury stock	(9,531)	—
Stock options exercised	25,443	8,234

Net cash provided by (used in) financing activities	(36,768)	58,702

Net increase in cash and cash equivalents	61,120	66,099
Cash and cash equivalents at beginning of period	174,713	130,814

Cash and cash equivalents at end of period	$235,833	$196,913

Supplemental cash flow information:
Income taxes paid (refunded)	$29,700	$(10,900)

Interest paid	$16,897	$23,288

Noncash investing and financing activities:
Dividends declared and unpaid	$9,659	$7,925

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

Note B — Recent Developments

On April 30, 2002, Fidelity National Information Solutions, Inc. (NASDAQ: FNIS — “FNIS”), a majority-owned public subsidiary of the Company, announced a tender offer for all of the outstanding shares of Micro General Corporation (NASDAQ: MGEN — “MGEN”), another majority-owned public subsidiary, whereby each share of MGEN common stock will be exchanged for shares of FNIS common stock. On July 9, 2002, the tender offer and merger was completed and MGEN became a wholly-owned subsidiary of FNIS.

Under the terms of the tender offer and merger, each share of MGEN common stock was exchanged for .696 shares of FNIS common stock. FNIS issued 12.9 million shares of common stock to MGEN stockholders, resulting in approximately 38.3 million outstanding shares of FNIS common stock. The Company owns approximately 68.3% of the outstanding stock of FNIS after the close of the merger.

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

On August 1, 2001, the Company acquired approximately 80% of the outstanding common stock of FNIS, formerly VISTA Information Solutions, Inc. (“Vista”), a provider of real estate information products and services, including multiple listing services and environmental data and disclosure information businesses. In consideration for this acquisition, the Company contributed its wholly-owned tax, credit, flood, appraisal, property records (IDM) and multiple listing service (Risco) businesses to the former Vista entity and as a result, immediately following the consummation of the transaction, the Company owned 80% of the combined entity. For the period from January 1, 2002 through June 30, 2002, the results of the former operations of Vista are included in the Company’s Condensed Consolidated Financial Statements.

On May 23, 2002, the Company acquired a 75% interest in Homebuilders Financial Network (“HFN”), a provider of outsource mortgage loan fulfillment services to homebuilders, for approximately $21.0 million in cash.

In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the cost in excess of net assets acquired in the FNIS and HFN transactions will not be amortized. See Note G.

In July 2002, the Company purchased 883,178 shares of American National Financial, Inc. (“ANFI”) common stock of which 98,200 shares were purchased in the open market at an average price of $11.51 and the remaining shares were purchased from certain executive officers of ANFI for an agreed upon priced of $12.00 per share. As a result of these purchases, the Company has increased its ownership percentage of ANFI to approximately 28.5%. The Company is continuing to account for its investment in ANFI under the equity method of accounting.

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

Note E — Earnings Per Share

The Company presents “basic” earnings per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and “diluted” earnings per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands, except per share amounts)		(In thousands, except
			per share amounts)

Net earnings before cumulative effect of a change in accounting principle, basic and diluted basis	$112,286	$89,831	$213,271	134,823

Weighted average shares outstanding during the period, basic basis	95,570	94,659	95,076	93,345
Plus: Common stock equivalent shares assumed from conversion of options	3,774	2,434	3,475	2,832

Weighted average shares outstanding during the period, diluted basis	99,344	97,093	98,551	96,177

Basic earnings per share before cumulative effect of
a change in accounting principle	$1.17	$0.95	$2.24	$1.44

Diluted earnings per share before cumulative effect
of a change in accounting principle	$1.13	$0.93	$2.16	$1.40

     Note F — Segment Information

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

		Real Estate
Six Months Ended:	Title	Related	Corporate
June 30, 2002	Insurance	Services	and Other	Total

		(Dollars in thousands)
Total revenue	$1,983,579	$195,567	$30,678	$2,209,824

Operating earnings	$290,725	$37,028	$12,278	$340,031
Interest and investment income, including realized gains and losses	32,576	1,184	11,109	44,869
Depreciation and amortization expense	24,488	5,596	3,952	34,036
Interest expense	809	345	16,474	17,628

Earnings before income taxes	298,004	32,271	2,961	333,236
Income tax expense	107,281	11,618	1,066	119,965

Net earnings	$190,723	$20,653	$1,895	$213,271

Assets	$3,823,172	$382,179	$473,596	$4,678,947

Cost in excess of net assets acquired, net	$698,706	$111,042	$9,394	$819,142

		Real Estate
Six Months Ended:	Title	Related	Corporate
June 30, 2001	Insurance	Services	and Other	Total

		(Dollars in thousands)
Total revenue	$1,581,226	$119,800	$38,386	$1,739,412

Operating earnings	$219,930	$15,941	$14,571	$250,442
Interest and investment income, including realized gains and losses	49,875	941	5,134	55,950
Depreciation and amortization expense	45,527	5,105	3,725	54,357
Interest expense	2,481	3	21,037	23,521

Earnings (loss) before income taxes	221,797	11,774	(5,057)	228,514
Income tax expense (benefit)	90,937	4,827	(2,073)	93,691

Earnings (loss) before cumulative effect of a change in accounting principle	130,860	6,947	(2,984)	134,823
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	(5,709)	(5,709)

Net earnings (loss)	$130,860	$6,947	$(8,693)	$129,114

Assets	$3,424,269	$197,364	$466,069	$4,087,702

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

Real Estate Related Services

This segment, consisting of various real estate related and ancillary service subsidiaries, offers the complementary specialized products and services required to execute and close a real estate transaction that are not offered by the title insurance segment described above. These services include property appraisal, credit reporting, exchange intermediary services, real estate tax services, home warranty insurance, foreclosure posting and publishing, loan portfolio services, flood certification, field services, property records, multiple listing services and mortgage loan fulfillment services. These services require specialized expertise and have been centralized for efficiency and ease of management.

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

The Company has completed the transitional goodwill impairment test on its reporting units and has determined that each of its reporting units has a fair value in excess of its carrying value. Accordingly, no goodwill impairment has been recorded.

Beginning on January 1, 2002, the Company ceased recording goodwill amortization in accordance with SFAS No. 142. The following table reconciles reported net earnings and net earnings per share to adjusted net earnings and net earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands, except		(In thousands, except
	per share data)		per share data)

Net earnings	$112,286	$84,122	$213,271	$129,144
Add back: Amortization of cost in excess of net assets acquired	—	11,777	—	23,499
Add back: Tax effect of amortization of cost in excess of net assets acquired	—	(285)	—	(532)

Adjusted net earnings	$112,286	$95,614	$213,271	$152,111

Basic Earnings Per Share:
Net earnings	$1.17	$0.89	$2.24	$1.38
Amortization of cost in excess of net assets acquired	—	0.12	—	0.25
Tax effect of amortization of cost in excess of net assets acquired	—	—	—	—

Adjusted net earnings per share — basic	$1.17	$1.01	$2.24	$1.63

Diluted Earnings Per Share:
Net earnings	$1.13	$0.87	$2.16	$1.34
Amortization of cost in excess of net assets acquired	—	0.12	—	0.24
Tax effect of amortization of cost in excess of net assets acquired	—	—	—	—

Adjusted net earnings per share — diluted	$1.13	$0.99	$2.16	$1.58

Note H — Dividends and Stock Repurchase Program

On January 22, 2002, the Company’s Board of Directors declared a cash dividend of $.09 per share, payable on April 26, 2002, to stockholders of record as of April 12, 2002. On April 24, 2002, the Company’s Board of Directors declared a cash dividend of $.10 per share, payable on July 23, 2002, to stockholders of record as of July 9, 2002. On July 23, 2002, the

Company’s Board of Directors declared a cash dividend of $.12 per share, payable on October 25, 2002, to stockholders of record on October 11, 2002.

On April 24, 2001, the Company’s Board of Directors authorized the Company to purchase up to 6,050,000 shares of its common stock. Purchases may be made from time to time by the Company in the open market, in block purchases or in privately negotiated transactions. As part of this program, the Company has repurchased a total of 1,100,000 shares of common stock for $22.9 million, or an average price of $20.84 per share. In May 2002, the Company retired these 1,100,000 shares held as treasury stock.

On April 24, 2002, the Company’s Board of Directors approved a three-year stock repurchase program, whereby the Company will devote a portion of its annual cash flow from operations to the systematic repurchase of shares of its common stock. The Company expects to repurchase approximately $75.0 million of its common stock in the first year of the program. Purchases may be made from time to time by the Company in the open market, in block purchases or in privately negotiated transactions. As of June 30, 2002, the Company has repurchased a total of 318,500 shares of common stock for $9.5 million, or an average price of $29.92. Through August 8, 2002, a total of 598,500 shares of common stock has been repurchased for $17.4 million, or an average price of $29.01.

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

Note J — Legal Proceedings

As previously disclosed in the Company’s prior Securities and Exchange Commission filings, the Company is named in class action lawsuits alleging irregularities and violations of law in connection with title and escrow practices. Four lawsuits are currently pending. Three previously filed lawsuits have been dismissed. One of the existing lawsuits is filed by the Attorney General of the State of California and others on behalf of the California Controller, the California Insurance Commissioner and the California general public against an alleged defendant class consisting of the entire title and escrow industry in California. The other three suits are filed by private parties in State court in Los Angeles. In February 2000, the Company reached a settlement of the claims alleged by the California Insurance Commissioner. Although the settlement required the Company to make a monetary payment, it did not require the Company to pay any fine or penalty. The Company is significantly advanced in settlement negotiations, which the Company presently believes may result in settlement or resolution of the remaining cases in calendar year 2002. The Company does not believe that the resolution of these lawsuits will have a material impact on the Company.

As discussed elsewhere in this report, Fidelity National Information Solutions, Inc., the Company’s majority-owned public subsidiary (NASDAQ:FNIS — “FNIS”), acquired Micro General Corporation, another majority-owned public subsidiary (NASDAQ:MGEN — “MGEN”), through a tender offer and subsequent short-form merger. Beginning on April 30, 2002 and continuing thereafter, a total of three separate lawsuits were filed in the Delaware Court of Chancery on behalf of a purported class of public stockholders of MGEN relating to FNIS’s announcement that it was commencing the tender offer. The Delaware actions are captioned David Osher v. Foley, II, et al., C.A. No. 19593-NC; Helen Lapinski v. Foley, II, et al., C.A. No. 19594-NC; and John Calabria v. Inman, et al., C.A. No. 19595-NC. The actions generally name as defendants FNIS, MGEN, the Company and the members of the MGEN Board of Directors (some of whom are also directors and officers of the Company), and generally allege that the consideration FNIS offered to MGEN’s public stockholders in the tender offer was inadequate and unfair and that FNIS and the individual defendants breached their fiduciary duties to MGEN’s public stockholders in the formulating and making the offer. The actions sought to proceed on behalf of a class of MGEN stockholders other than the defendants, sought preliminary and permanent injunctive relief against the consummation of the offer, sought monetary damages in an unspecified amount and sought recovery of plaintiffs’ costs and attorneys’ fees. No motion for an injunction was ever filed, and the acquisition was consummated on July 9, 2002. Thus, while the claims remain outstanding, only monetary damages and recovery of costs and attorneys’ fees remain available as remedies. These actions otherwise remain in their earliest stages. The Company believes that the allegations are without merit and intends to defend against them vigorously.

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

Factors Affecting Comparability

Our Condensed Consolidated Statements of Earnings for 2002 include the results of the former operations of Vista for the period from January 1, 2002 through June 30, 2002. As a result, quarter over quarter comparisons may not be meaningful. In addition, in the fourth quarter of 2001, we discontinued our small-ticket lease origination business. Further, we ceased recording goodwill amortization beginning in 2002 in accordance with SFAS No. 142. See Note G of Notes to Condensed Consolidated Financial Statements.

Results of Operations

Net earnings for the second quarter of 2002 were $112.3 million, or $1.13 per diluted share, as compared with net earnings of $84.1 million, or $0.87 per diluted share, for the second quarter of 2001. Net earnings for the second quarter of 2001 include a $5.7 million, or $0.06 per diluted share, after tax charge, reflected as a cumulative effect of a change in accounting principle, as a result of adopting EITF 99-20. See “Recent Accounting Pronouncements”. Earnings before the cumulative effect of a change in accounting principle were $89.8 million, or $0.93 per diluted share.

Net earnings for the six months ended June 30, 2002 were $213.3 million, or $2.16 per diluted share compared with net earnings for the six months ended June 30, 2001 of $129.1 million, or $1.34 per diluted share. Excluding the cumulative effect of a change in accounting principle of $5.7 million recorded in the second quarter of 2001, net earnings for the six-month 2001 period were $134.8 million, or $1.40 per diluted share.

The following table presents the calculation of net earnings before the cumulative effect of a change in accounting principle and before the amortization of cost in excess of net assets acquired consistent with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands, except		(In thousands, except
	per share data)		per share data)

Net earnings	$112,286	$84,122	$213,271	$129,114
Amortization of cost in excess of net assets acquired	—	11,777	—	23,499
Tax effect of amortization of cost in excess of net assets acquired	—	(285)	—	(532)
Cumulative effect of a change in accounting principle, net of tax	—	5,709	—	5,709

Net earnings before cumulative effect of a change in accounting principle and amortization of cost in excess of net assets acquired	$112,286	$101,323	$213,271	$157,790

Diluted net earnings per share before cumulative effect of a change in accounting principle and amortization of cost in excess of net assets acquired	$1.13	$1.04	$2.16	$1.64

Diluted weighted average shares outstanding	99,344	97,093	98,551	96,177

Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales on both a national and local basis. Real estate sales are directly affected by changes in the cost of financing purchases of real estate — i.e., mortgage interest rates. Other macroeconomic factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. For example, beginning in late 1995 and into 1998, the level of real estate activity increased, including refinancing transactions, new home sales and resales, due in part to decreases in mortgage interest rates. Stable mortgage interest rates and strength in the real estate market, especially in California and throughout the West Coast, contributed to very positive conditions for the title insurance industry throughout 1997 and 1998. However, during the second half of 1999 and through 2000, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions. As a result, the market shifted from a refinance-driven market in 1998 to a more traditional market driven by new home purchases and resales in 1999 and 2000. However, beginning in December 2000 and continuing through the second quarter of 2002, interest rates have been reduced by 475 basis points, bringing interest rates down to their lowest level in recent history, which again has significantly increased the volume of refinance activity.

Title insurance premiums increased 19.3% to $796.5 million in the second quarter of 2002 as compared with the first quarter of 2001, and have increased 26.9% to $1.5 billion in the six months ended June 30, 2002 as compared with the corresponding period of the prior year. These increases are due to the increases in resale and refinance activity as a result of the decline in interest rates.

The following table presents information regarding the components of title premiums:

		Three months ended				Six months ended
		June 30,				June 30,

		% of		% of		% of		% of
	2002	Total	2001	Total	2002	Total	2001	Total

		(Dollars in thousands)				(Dollars in thousands)

Title premiums from direct operations	$357,143	44.8%	$339,238	50.8%	$694,319	45.5%	$588,945	49.0%
Title premiums from agency operations	439,346	55.2%	328,301	49.2%	831,532	54.5%	613,434	51.0%

Total	$796,489	100.0%	$667,539	100.0%	$1,525,851	100.0%	$1,202,379	100.0%

The increase in title insurance premiums in the second quarter of 2002 also reflects an increase in the average fee per file as a result of the increased level of sale-driven activity in the second quarter of 2002 as compared with the more refinance-driven environment in the prior year second quarter. The increase in title insurance premiums for the six months ended June 30, 2002 has been partially offset by a decrease in the average fee per file. The decrease in fee per file is consistent with the overall increased levels of refinance activity experienced during the first half of 2002, most notably in the first quarter of 2002, as compared with the first half of 2001.

Escrow and other title-related fees for the three and six-month periods ended June 30, 2002 were $220.8 million and $425.2 million, respectively, as compared with $187.6 million and $329.0 million, respectively, for the corresponding periods of the prior year. The trend in escrow and title-related fees is generally consistent with that of our direct title premiums.

Revenue from real estate related services was $98.5 million in the second quarter of 2002 as compared with $62.3 million for the prior year quarter. On a year-to-date-basis, revenues were $194.4 million in 2002 and $118.9 million in 2001. The increase in revenue for the three and six-month periods is primarily the result of increases in revenue from our property appraisal services, real estate tax services, field services, flood monitoring services and multiple listing services (Risco), which was acquired in the second quarter of 2001. In addition, revenue from real estate related services includes $21.8 million of revenue from the former operations of Vista from the period January 1, 2002 through June 30, 2002.

Interest and investment income was $19.5 million in the second quarter of 2002 as compared with $28.1 million in the second quarter of 2001. The decrease in interest and investment income earned during the second quarter of 2002 is primarily due to a decrease in net realized gains on the sale of investments of $4.7 million as well as a decrease in interest income reflecting lower interest rates in the second quarter of 2002 as compared with the corresponding prior year quarter. For the second quarter of 2002 we recorded net realized losses on investments of $.2 million, which includes an other than temporary impairment loss of $3.3 million on MCI WorldCom bonds, as compared with net realized gains of $4.5 million recorded in the second quarter of 2001. Interest and investment income for the six-month period ended June 30, 2002 was $44.9 million as compared with $56.0 million for the corresponding period in 2001. The decrease in interest and investment income in the 2002 year-to-date period is primarily due to a decrease in interest income reflecting lower interest rates in the 2002 period as compared with the 2001 period. We recorded net realized gains on the sale of investments in the 2002 period of $5.7 million, as compared with net realized gains of $5.3 million for the corresponding 2001 period. Net realized gains for the six months ended June 30, 2002 include a $3.1 million gain recognized on our investment in Santa Barbara Restaurant Group (“SBRG”) common stock as a result of the merger between SBRG and CKE Restaurants, Inc.

Other income represents external revenue generated by Micro General Corporation, our majority-owned information services subsidiary and FNF Capital, Inc., our equipment leasing subsidiary. Other income for the three and six-month periods ended June 30, 2002 was $7.6 million and $19.6 million, respectively, as compared with $16.0 million and $33.3 million, respectively, for the corresponding periods of the prior year. The decrease in other income for the three and six-month periods is due to the discontinuation in the fourth quarter of 2001 of FNF Capital’s small-ticket lease origination business and MGEN’s wholesale international long distance business.

Our operating expenses consist primarily of personnel costs, other operating expenses and agent commissions, which are incurred as orders are received and processed. Title insurance premiums and escrow and other title-related fees are generally recognized as income at the time the underlying transaction closes. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue changes. However, a short time lag does exist in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.

Personnel costs include base salaries, commissions and bonuses paid to employees, and are one of our most significant operating expenses. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. For the second quarter of 2002 personnel costs were $335.7 million, or 29.4% of total revenue, compared with $294.4 million, or 30.6% of total revenue, for the corresponding 2001 quarter. For the six-month periods ended June 30, 2002 and 2001, personnel costs were $665.9 million, or 30.1% of total revenue, and $545.2 million, or 31.3% of total revenue, respectively. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. We will continue to monitor prevailing market conditions and will adjust personnel costs in accordance with activity.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services (including personnel costs associated with information technology support), professional services, advertising expenses, general insurance, depreciation and trade and notes receivable allowances. We continue to be committed to cost control measures. In response to market conditions, we have implemented aggressive cost control programs in order to maintain operating expenses at levels consistent with the levels of revenue. However, certain fixed costs are incurred regardless of revenue levels, resulting in period-over-period fluctuations. Our cost control programs are designed to evaluate expenses, both current and budgeted, relative to existing and projected market conditions. Total other operating expenses were $239.5 million, or 21.0% of total revenue, for the second quarter of 2002 as compared with $204.3 million, or 21.2% of total revenue, for the second quarter of 2001. For the six-month periods ended June 30, 2002 and 2001, these expenses were $464.4 million and $380.3 million, respectively. As a percentage of total revenue, other operating expenses for the 2002 period were 21.0% as compared with 21.9% for the 2001 period.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 78.2% of agent title premiums in the second quarter of 2002 as compared with 78.0% of agent title premiums for the second quarter of 2001. Agent commissions, as a percentage of agent title premiums, for the six-month periods ended June 30, 2002 and 2001 were 78.5% and 77.9%, respectively. Agent commissions and the resulting percentage of agent title premiums retained by us vary according to regional differences in real estate closing practices and state regulations.

The provision for claim losses includes an estimate of anticipated title claims and escrow losses. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly. We believe that as a result of our underwriting and claims handling practices, as well as the refinancing business of prior years, we will maintain the favorable claim loss trends we have experienced over the past several years. As such, our claim loss provision as a percentage of total title premiums was 5.0% in the second quarter of 2002 and 2001. On a year-to-date basis, our provision for claim losses as a percentage of total title premiums was 5.0% in 2002 and 2001.

Interest expense for the three and six-month periods ended June 30, 2002 was $9.0 million and $17.6 million, respectively. Interest expense for the three and six-month periods ended June 30, 2001 was $9.1 million and $23.5 million, respectively. The decrease in interest expense for the 2002 periods is attributable to the decrease in outstanding notes payable.

We did not record amortization of cost in excess of net assets acquired in 2002 as a result of adopting SFAS No. 142. Amortization of cost in excess of net assets acquired for the three and six-months ended June 30, 2001 were $11.8 million and $23.5 million, respectively. See Note G of Notes to Condensed Consolidated Financial Statements.

Income tax expense, as a percentage of earnings before income taxes, was 36.0% and 41.0% for the second quarters of 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, income tax expense, as a percentage of earnings before income taxes, was 36.0% and 41.0%, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability and the characteristics of net earnings, i.e. operating income versus investment income as well as the elimination of amortization of cost in excess of net assets acquired consistent with SFAS No. 142.

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

The credit agreement bears interest at a variable rate of interest based on the debt ratings assigned to us by certain independent agencies, and is unsecured. In May 2002, the interest rate was reduced to LIBOR plus 1.00% from LIBOR plus 1.125% as a result of an upgrade in our debt ratings. Amounts borrowed under the credit agreement were used to pay the cash portion of the merger consideration, to refinance previously existing indebtedness, to pay fees and expenses incurred in connection with the merger and to fund other general corporate purposes. As of June 30, 2002, $135.0 million was outstanding under our credit agreement and we have $250.0 million in borrowings available to us.

The credit agreement and other debt facilities impose certain affirmative and negative covenants on us relating to current debt ratings, certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions and restricted payments, and certain dividend restrictions. We are in compliance with all of our debt covenants as of June 30, 2002.

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

On April 24, 2001, our Board of Directors authorized us to purchase up to 6,050,000 shares of our common stock. Purchases may be made by us from time to time in the open market or in block purchases or in privately negotiated transactions depending on market conditions and other factors. As part of this program, we have repurchased a total of 1,100,000 shares of our common stock for $22.9 million, at an average purchase price of $20.84 per share. In May 2002, we retired those 1,100,000 shares held as treasury stock.

On April 24, 2002, our Board of Directors approved a three-year stock repurchase program, whereby we will devote a portion of our annual cash flow from operations to the systematic repurchase of shares of our common stock. We expect to repurchase approximately $75.0 million of our common stock in the first year of the program. Purchases may be made by us from time to time in the open market, in block purchases or in privately negotiated transactions. As of June 30, 2002, we have repurchased a total of 318,500 shares of common stock for $9.5 million, or an average price of $29.92. Through August 8, 2002, a total of 598,500 shares of common stock has been repurchased for $17.4 million, or an average price of $29.01.

Merger of CKE Restaurants, Inc. (“CKE”) and Santa Barbara Restaurant Group, Inc. (“SBRG”). On March 1, 2002, a merger between CKE and SBRG was consummated, whereby SBRG became a wholly-owned subsidiary of CKE. As a result of the merger, holders of SBRG common stock received .491 shares of CKE common stock for each whole share of SBRG common stock.

Prior to the merger, we owned approximately 1% and 37% of the outstanding common shares of CKE and SBRG, respectively. Our Chief Executive Officer and Chairman of the Board of Directors also serves as Chairman of the Board of Directors at CKE and SBRG. In addition, our Vice Chairman of the Board of Directors also serves on the board of directors of both CKE and SBRG. As of June 30, 2002, our total investment in both companies was $27.7 million. As a result of the merger, our shares of SBRG common stock were converted into common shares of CKE and we own approximately 7% of the outstanding common stock of CKE and we recognized a $3.1 million gain.

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (“SFAS No. 146”). This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

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

As discussed elsewhere in this report, Fidelity National Information Solutions, Inc., our majority-owned public subsidiary (NASDAQ:FNIS — “FNIS”), acquired Micro General Corporation, another majority-owned public subsidiary (NASDAQ:MGEN — “MGEN”), through a tender offer and subsequent short-form merger. Beginning on April 30, 2002 and continuing thereafter, a total of three separate lawsuits were filed in the Delaware Court of Chancery on behalf of a purported class of public stockholders of MGEN relating to FNIS’s announcement that it was commencing the tender offer. The Delaware actions are captioned David Osher v. Foley, II, et al., C.A. No. 19593-NC; Helen Lapinski v. Foley, II, et al., C.A. No. 19594-NC; and John Calabria v. Inman, et al., C.A. No. 19595-NC. The actions generally name as defendants FNIS, MGEN, the Company and the members of the MGEN Board of Directors (some of whom are also directors and officers of the Company), and generally allege that the consideration FNIS offered to MGEN’s public stockholders in the tender offer was inadequate and unfair and that FNIS and the individual defendants breached their fiduciary duties to MGEN’s public stockholders in the formulating and making the offer. The actions sought to proceed on behalf of a class of MGEN stockholders other than the defendants, sought preliminary and permanent injunctive relief against the consummation of the offer, sought monetary damages in an unspecified amount and sought recovery of plaintiffs’ costs and attorneys’ fees. No motion for an injunction was ever filed, and the acquisition was consummated on July 9, 2002. Thus, while the claims remain outstanding, only monetary damages and recovery of costs and attorneys’ fees remain available as remedies. These actions otherwise remain in their earliest stages. We believe that the allegations are without merit and intend to defend against them vigorously.

Item 4. Submission of Matters to Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 13, 2002 for the purpose of electing certain members of the board of directors and to approve an amendment to our Restated Certificate of Incorporation to increase the authorized shares of common stock from 100,000,000 to 150,000,000.

Nominees for directors were elected by the following vote:

	Shares Voted	Authority to Vote
	"For"	"Withheld"

William P. Foley, II	75,966,459	561,809
Frank P. Willey	75,972,192	566,076
John Joseph Burns, Jr.	75,959,084	569,184
Patrick F. Stone	75,973,923	554,345

The proposal to increase the authorized shares of common stock from 100,000,000 to 150,000,000 received the following votes:

	Votes	Percentage

Shares Voted “For”	73,541,676	96.1%
Shares Voted “Against”	2,918,303	3.8%
Shares Voted “Abstain”	68,286	0.1%

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	99.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350.

	99.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY NATIONAL FINANCIAL, INC.
(Registrant)

By:	/s/ Alan L. Stinson

	Alan L. Stinson Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	Date:August 12, 2002