Form 10-Q
period 2002-09-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2002-11-14
CIK 809398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

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

YES   [X]          NO   [   ]

As of November 6, 2002, 95,535,241 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2002

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value at September 30, 2002 includes $186,260 and, at December 31, 2001 includes $237,253 of pledged fixed maturity securities related to secured trust deposits	$1,243,612	$1,216,240
Equity securities, at fair value	88,779	56,360
Other long-term investments	34,456	39,682
Settlement of investments, at September 30, 2002 includes $73,048 and at December 31, 2001 includes $0 of pledged investments related to secured trust deposits	215,921	19,691
Short-term investments, at September 30, 2002 includes $203,938 and at December 31, 2001 includes $81,893 of pledged short-term investments related to secured trust deposits	869,812	491,539

Total investments	2,452,580	1,823,512
Cash and cash equivalents, at September 30, 2002 includes $394,973 and at December 31, 2001 includes $367,907 of pledged cash related to secured trust deposits	549,753	542,620
Leases and residual interests in securitizations	141,714	173,883
Trade receivables, net	181,208	163,961
Notes receivable, net (related party — $6,426 in 2002 and $7,668 in 2001)	17,775	20,149
Cost in excess of net assets acquired, net	947,275	808,584
Prepaid expenses and other assets	365,996	339,242
Title plants	275,988	275,591
Property and equipment, net	165,376	161,643
Deferred tax assets	99,120	106,813

	$5,196,785	$4,415,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$606,395	$596,019
Notes payable	513,856	565,690
Reserve for claim losses	892,675	881,053
Secured trust deposits	855,876	673,126
Income taxes payable	105,309	14,074

	2,974,111	2,729,962
Minority interests and preferred stock of subsidiary	115,561	47,166
Stockholders’ equity:
Preferred stock, $.0001 par value; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock, $.0001 par value; authorized, 150,000,000 shares as of September 30, 2002 and 100,000,000 shares as of December 31, 2001; issued, 96,585,967 as of September 30, 2002 and 95,348,876 as of December 31, 2001	10	10
Additional paid-in capital	1,542,118	1,158,847
Retained earnings	575,165	498,073

	2,117,293	1,656,930
Accumulated other comprehensive earnings	17,970	4,866
Less treasury stock, 958,500 shares as of September 30, 2002 and 1,100,000 shares as of December 31, 2001, at cost	(28,150)	(22,926)

	2,107,113	1,638,870

	$5,196,785	$4,415,998

See Notes to Condensed Consolidated Financial Statement

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
REVENUE:
Title insurance premiums	$882,565	$699,601	$2,408,416	$1,901,980
Escrow and other title-related fees	254,152	187,568	679,304	516,540
Real estate related services	113,800	76,739	308,183	195,598
Interest and investment income	19,869	21,444	59,023	72,096
Realized gains, net	3,480	2,726	9,195	8,024
Other income	8,981	14,540	28,550	47,792

	1,282,847	1,002,618	3,492,671	2,742,030

EXPENSES:
Personnel costs	371,842	308,974	1,037,722	854,171
Other operating expenses	259,746	206,039	717,046	583,634
Agent commissions	368,511	288,649	1,020,936	766,605
Provision for claim losses	44,129	34,980	120,421	95,435
Amortization of cost in excess of net assets acquired	—	11,546	—	35,045
Interest expense	8,371	13,396	25,999	36,917

Total expenses	1,052,599	863,584	2,922,124	2,371,807

Earnings before income taxes, minority interest and cumulative effect of a change in accounting principle	230,248	139,034	570,547	370,223
Income tax expense	82,890	53,301	205,397	148,088

Earnings before minority interest and cumulative effect of a change in accounting principle	147,358	85,733	365,150	222,135
Minority interest	3,847	1,651	8,368	3,230

Earnings before cumulative effect of a change in accounting principle	143,511	84,082	356,782	218,905
Cumulative effect of a change in accounting principle, net of income tax benefit of $3,035	—	—	—	(5,709)

Net earnings	$143,511	$84,082	$356,782	$213,196

Basic earnings per share before cumulative effect of a change in accounting principle	$1.50	$0.89	$3.74	$2.33
Cumulative effect of a change in accounting principle	—	—	—	(0.06)

Basic earnings per share	$1.50	$0.89	$3.74	$2.27

Weighted average shares outstanding, basic basis	95,670	94,945	95,276	93,885

Diluted earnings per share before cumulative effect of a change in accounting principle	$1.45	$0.86	$3.61	$2.26
Cumulative effect of a change in accounting principle	—	—	—	(0.06)

Diluted earnings per share	$1.45	$0.86	$3.61	$2.20

Weighted average shares outstanding, diluted basis	99,177	97,759	98,762	96,710

Cash dividends per share	$0.12	$0.09	$0.31	$0.25

See Notes to Condensed Consolidated Financial Statement

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Net earnings	$143,511	$84,082	$356,782	$213,196
Other comprehensive earnings:
Unrealized gains on investments, net (1)	2,952	5,371	12,223	10,401
Reclassification adjustments for losses included in net earnings (2)	1,119	4,035	881	3,135

Other comprehensive earnings	4,071	9,406	13,104	13,536

Comprehensive earnings	$147,582	$93,488	$369,886	$226,732

(1)	Net of income tax expense of $2.0 million and $3.6 million and $8.1 million and $6.9 million for the three months and nine months ended September 30, 2002 and 2001, respectively.

(2)	Net of income tax expense of $746 and $2.7 million and $587 and $2.1 million for the three months and nine months ended September 30, 2002 and 2001, respectively.

See Notes to Condensed Consolidated Financial Statement

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Earnings	Shares	Amount

Balance, December 31, 2001	95,349	$10	$1,158,847	$498,073	$4,866	1,100	$(22,926)
Purchase of treasury stock	—	—	—	—	—	959	(28,150)
Exercise of stock options	2,337	—	34,009	—	—		—
Tax benefit associated with the exercise of options	—	—	12,863	—	—	—	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	13,104	—	—
Capital transactions of investments accounted for under the equity method	—	—	7,604	—	—	—	—
FNIS/MGEN merger	—	—	102,060	—	—	—	—
Retirement of treasury stock	(1,100)	—	(22,926)	—	—	(1,100)	22,926
Effect of 10% stock dividend	—	—	249,661	(249,661)	—	—	—
Cash dividends declared ($0.31 per share)	—	—	—	(30,029)	—	—	—
Net earnings	—	—	—	356,782	—	—	—

Balance, September 30, 2002	96,586	$10	$1,542,118	$575,165	$17,970	959	$(28,150)

See Notes to Condensed Consolidated Financial Statement

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net earnings	$356,782	$213,196
Reconciliation of net earnings to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	8,744
Depreciation and amortization	52,745	81,719
Net increase (decrease) in reserve for claim losses	11,622	(16,052)
Net increase in provision for possible losses other than claims	481	1,750
Gain on sales of assets	(9,195)	(8,024)
Change in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in leases and lease securitization residual interests	32,169	(68,808)
Net increase (decrease) in secured trust deposits	11,583	(13,941)
Tax benefit associated with the exercise of stock options	12,863	7,821
Net increase in trade receivables	(14,272)	(27,939)
Net (increase) decrease in prepaid expenses and other assets	(38,162)	33,943
Net increase (decrease) in accounts payable, accrued liabilities and minority interests	65,984	(17,307)
Net increase in income taxes	86,284	113,098

Net cash provided by operating activities	568,884	308,200

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	897,704	633,157
Proceeds from maturities of investment securities available for sale	129,279	81,723
Proceeds from sale of assets	9,175	3,572
Collections of notes receivable	5,030	4,058
Additions to title plants	(512)	(1,379)
Additions to property and equipment	(62,103)	(31,743)
Additions to investments	(978,163)	(840,308)
Net additions from short-term investment securities	(501,468)	(125,660)
Additions to notes receivable	(4,181)	(4,754)
Sale of subsidiary, net of cash sold	15,500	—
Acquisitions of businesses, net of cash acquired	(20,724)	(66,760)

Net cash used in investing activities	(510,463)	(348,094)

See Notes to Condensed Consolidated Financial Statement

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,

	2002	2001

	(Unaudited)
Cash flows from financing activities:
Borrowings	$21,537	$115,879
Net proceeds from common stock offering	—	256,301
Net proceeds from issuance of notes	—	250,000
Debt service payments	(78,843)	(546,159)
Dividends paid	(26,907)	(22,656)
Purchase of treasury stock	(28,150)	—
Stock options exercised	34,009	9,950

Net cash provided by (used in) financing activities	(78,354)	63,315

Net increase (decrease) in cash and cash equivalents	(19,933)	23,421
Cash and cash equivalents at beginning of period	174,713	130,814

Cash and cash equivalents at end of period	$154,780	$154,235

Supplemental cash flow information:
Income taxes paid	$92,500	$15,100

Interest paid	$29,775	$34,038

Noncash investing and financing activities:
Dividends declared and unpaid	$11,718	$8,677

See Notes to Condensed Consolidated Financial Statements

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note A — Basis of Financial Statements

The financial information in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the “Company”) and was prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation are included. This report should be read with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications were made in the 2001 Condensed Consolidated Financial Statements to conform to 2002 classifications.

Note B — Fidelity National Information Solutions, Inc. and Micro General Corporation Merger

On April 30, 2002, Fidelity National Information Solutions, Inc. (NASDAQ: FNIS – “FNIS”), a majority-owned public subsidiary of the Company, announced a tender offer for all of the outstanding shares of Micro General Corporation (NASDAQ: MGEN – “MGEN”), another majority-owned public subsidiary, whereby each share of MGEN common stock would be exchanged for shares of FNIS common stock. On July 9, 2002, the tender offer and subsequent short form merger was completed and MGEN became a wholly-owned subsidiary of FNIS.

Under the terms of the tender offer and merger, each share of MGEN common stock was exchanged for .696 shares of FNIS common stock. FNIS issued approximately 12.9 million shares of common stock to MGEN stockholders, resulting in approximately 38.3 million outstanding shares of FNIS common stock. The Company owns approximately 68.3% of the outstanding stock of FNIS.

In the Company’s consolidated financial statements, this transaction is accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and FASB Technical Bulletin 85-5. Accordingly, FNIS’s acquisition of the minority stockholders’ interest in MGEN (the “noncontrolled equity interest”) was recognized by the Company as the acquisition of shares from a minority interest, which is accounted for by the purchase method under SFAS No. 141. FNIS’s acquisition of the Company’s interest in MGEN (the “controlled equity interest”) is not considered a business combination and, therefore, the Company recognized the related assets and liabilities transferred from the controlled equity interest in MGEN to FNIS at their historical carrying values. The market price per share of FNIS common stock that was issued to MGEN minority stockholders in this transaction exceeded the Company’s carrying amount per share of FNIS common stock, resulting in an increase of $102.1 million to the Company’s consolidated equity and an increase in net assets, the majority of which was cost in excess of net assets acquired. The Company has recorded certain preliminary purchase accounting adjustments, which are based on estimates utilizing available information. Such purchase accounting adjustments may be refined as additional information becomes available.

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

On August 1, 2001, the Company acquired approximately 80% of the outstanding common stock of FNIS, formerly VISTA Information Solutions, Inc. (“Vista”), a provider of real estate information products and services, including multiple listing services and environmental data and disclosure information businesses. In consideration for this acquisition, the Company contributed its wholly-owned tax, credit, flood, appraisal, property records (IDM) and multiple listing service (Risco) businesses to the former Vista entity and as a result, immediately following the consummation of the transaction, the

Company owned 80% of the combined entity. For the period from January 1, 2002 through September 30, 2002, the results of the former operations of Vista are included in the Company’s Condensed Consolidated Financial Statements.

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

Note E — Earnings Per Share

The Company presents “basic” earnings per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and “diluted” earnings per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except		(In thousands, except
	per share amounts)		per share amounts)
Net earnings before cumulative effect of a change in accounting principle, basic and diluted basis	$143,511	$84,082	$356,782	$218,905

Weighted average shares outstanding during the period, basic basis	95,670	94,945	95,276	93,885
Plus: Common stock equivalent shares assumed from conversion of options	3,507	2,814	3,486	2,825

Weighted average shares outstanding during the period, diluted basis	99,177	97,759	98,762	96,710

Basic earnings per share before cumulative effect of a change in accounting principle	$1.50	$0.89	$3.74	$2.33

Diluted earnings per share before cumulative effect of a change in accounting principle	$1.45	$0.86	$3.61	$2.26

Note F — Segment Information

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

		Real Estate
Nine Months Ended:	Title	Related	Corporate
September 30, 2002	Insurance	Services	and Other	Total

	(Dollars in thousands)
Total revenue	$3,137,967	$309,957	$44,747	$3,492,671

Operating earnings	$504,604	$54,079	$22,390	$581,073
Interest and investment income, including realized gains and losses	50,247	1,774	16,197	68,218
Depreciation and amortization expense	37,471	8,965	6,309	52,745
Interest expense	1,231	436	24,332	25,999

Earnings before income taxes and minority interest	516,149	46,452	7,946	570,547
Income tax expense	185,814	16,723	2,860	205,397
Minority interest	1,013	5,692	1,663	8,368

Net earnings	$329,322	$24,037	$3,423	$356,782

Assets	$4,118,676	$431,785	$646,324	$5,196,785

Cost in excess of net assets acquired, net	$698,472	$113,893	$134,910	$947,275

		Real Estate
Nine Months Ended:	Title	Related	Corporate
September 30, 2001	Insurance	Services	and Other	Total

	(Dollars in thousands)
Total revenue	$2,486,512	$197,111	$58,407	$2,742,030

Operating earnings	$354,899	$23,888	$29,952	$408,739
Interest and investment income, including realized gains and losses	67,992	1,513	10,615	80,120
Depreciation and amortization expense	67,885	7,462	6,372	81,719
Interest expense	3,696	291	32,930	36,917

Earnings before income taxes and minority interests	351,310	17,648	1,265	370,223
Income tax expense	140,523	7,059	506	148,088
Minority interest	100	109	3,021	3,230

Earnings (loss) before cumulative effect of a change in accounting principle	210,687	10,480	(2,262)	218,905
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	(5,709)	(5,709)

Net earnings (loss)	$210,687	$10,480	$(7,971)	$213,196

Assets	$3,515,502	$278,656	$532,438	$4,326,596

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

Corporate and Other

The corporate segment consists of the operations of the parent holding company, as well as the operations of Micro General Corporation, which was merged with FNIS on July 9, 2002, and FNF Capital, Inc., as well as the issuance and repayment of corporate debt obligations. In the fourth quarter of 2001, the Company discontinued FNF Capital’s small-ticket lease origination business.

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

The Company has completed the transitional goodwill impairment test as of the adoption date on its reporting units and has determined that each of its reporting units has a fair value in excess of its carrying value. Accordingly, no goodwill impairment has been recorded.

Beginning on January 1, 2002, the Company ceased recording goodwill amortization in accordance with SFAS No. 142. The following table reconciles reported net earnings and net earnings per share to adjusted net earnings and net earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except		(In thousands, except
	per share data)		per share data)
Net earnings	$143,511	$84,082	$356,782	$213,196
Add back: Amortization of cost in excess of net assets acquired	—	11,546	—	35,045
Add back: Tax effect of amortization of cost in excess of net assets acquired	—	(283)	—	(815)

Adjusted net earnings	$143,511	$95,345	$356,782	$247,426

Basic Earnings Per Share:
Net earnings	$1.50	$0.89	$3.74	$2.27
Amortization of cost in excess of net assets acquired	—	0.12	—	0.37
Tax effect of amortization of cost in excess of net assets acquired	—	—	—	—

Adjusted net earnings per share — basic	$1.50	$1.01	$3.74	$2.64

Diluted Earnings Per Share:
Net earnings	$1.45	$0.86	$3.61	$2.20
Amortization of cost in excess of net assets acquired	—	0.12	—	0.36
Tax effect of amortization of cost in excess of net assets acquired	—	—	—	—

Adjusted net earnings per share — diluted	$1.45	$0.98	$3.61	$2.56

Note H — Dividends and Stock Repurchase Program

On January 22, 2002, the Company’s Board of Directors declared a cash dividend of $.09 per share, payable on April 26, 2002, to stockholders of record as of April 12, 2002. On April 24, 2002, the Company’s Board of Directors declared a cash dividend of $.10 per share, payable on July 23, 2002, to stockholders of record as of July 9, 2002. On July 23, 2002, the Company’s Board of Directors declared a cash dividend of $.12 per share, payable on October 25, 2002, to stockholders of record on October 11, 2002. On October 22, 2002, the Company’s Board of Directors declared a cash dividend of $.12 per share, payable on January 21, 2003, to stockholders of record on January 7, 2003.

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

On April 24, 2002, the Company’s Board of Directors approved a three-year stock repurchase program, whereby the Company will devote a portion of its annual cash flow from operations to the systematic repurchase of shares of its common stock. The Company expects to repurchase approximately $75.0 million of its common stock in the first year of the program. Purchases may be made from time to time by the Company in the open market, in block purchases or in privately negotiated transactions. As of September 30, 2002, the Company has repurchased a total of 958,500 shares of common stock for $28.1 million, or an average price of $29.37. Through November 6, 2002, a total of 1,665,170 shares of common stock has been repurchased for $49.3 million, or an average price of $29.58. The amount repurchased includes 439,670 shares of common stock purchased from certain of the Company’s officers and directors during the third quarter of 2002, of which 165,950 shares were accepted as full payment of notes receivables, including accrued interest. See Note J.

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

Note J — Repayment of Notes Receivable

In March 1999, the Company’s Board of Directors approved the adoption of the Fidelity National Financial, Inc. Employee Stock Purchase Loan Plan (“Employee Plan”) and the Non-Employee Director Stock Purchase Loan Plan (“Director Plan”). The purpose of the Employee Plan and Director Plan was to provide key employees and directors with further incentive to maximize stockholder value. Employee Plan and Director Plan funds were used to make private or open market purchases of Company common stock through a broker-dealer designated by the Company. All loans are full recourse and unsecured, and have a five-year term. Interest accrues on the loans at a rate of 5.0% per annum, due at maturity. These loans may be prepaid any time without penalty. As of September 30, 2002, the principal amount of loans under these plans was $5.6 million and they were classified and designated as related party notes receivable on the balance sheet.

Subsequent to September 30, 2002, $5.5 million in principal of these loans have been repaid. The Company received principal and interest payments of $1.4 million in cash. In conjunction with the Company’s stock repurchase program (see Note H), the Company also accepted 165,950 shares of its common stock as full payment of the loans, including accrued interest. The price per share was determined based on the closing price of the stock on the date the loans were repaid and averaged $30.19 per share. The shares received will be classified as treasury stock, until such shares are retired.

Note K — Legal Proceedings

As previously disclosed in the Company’s prior Securities and Exchange Commission filings, the Company was named in class action lawsuits alleging irregularities and violations of law in connection with title and escrow practices. Three lawsuits are currently pending. Four previously filed lawsuits have been settled or dismissed. The other three pending suits are filed by private parties in State court in Los Angeles. On October 8, 2002, the Company reached a settlement with the Attorney General and the State of California in the defendant class lawsuit filed against the Company and the Company’s principal competitors on behalf of the entire title and escrow industry in California. Under the terms of the settlement, the Company will pay $5.1 million to the California Attorney General and a total of up to $26.0 million in the form of (i) cash payments to former escrow customers that meet certain eligibility requirements and file timely claims, and (ii) discounts on future escrow and title insurance services to eligible customers as agreed to in the settlement. In reaching the settlement, the Company denied any liability or wrongdoing. The settlement is contingent upon certain verification procedures which are currently ongoing.

As discussed elsewhere in this report, Fidelity National Information Solutions, Inc., the Company’s majority-owned public subsidiary (NASDAQ:FNIS — “FNIS”), acquired Micro General Corporation, another majority-owned public subsidiary (NASDAQ:MGEN — “MGEN”), through a tender offer and subsequent short-form merger. Beginning on April 30, 2002 and continuing thereafter, a total of three separate lawsuits were filed in the Delaware Court of Chancery on behalf of a purported class of public stockholders of MGEN relating to FNIS’s announcement that it was commencing the tender offer. The Delaware actions were captioned David Osher v. Foley, II, et al., C.A. No. 19593-NC; Helen Lapinski v. Foley, II, et al., C.A. No. 19594-NC; and John Calabria v. Inman, et al., C.A. No. 19595-NC. The actions generally named as defendants FNIS, MGEN, the Company and the members of the MGEN Board of Directors (some of whom are also directors and officers of the Company), and generally alleged that the consideration FNIS offered to MGEN’s public stockholders in the tender offer was inadequate and unfair and that FNIS and the individual defendants breached their fiduciary duties to MGEN’s public stockholders in the formulating and making the offer. The actions sought to proceed on behalf of a class of MGEN stockholders other than the defendants, sought preliminary and permanent injunctive relief against the consummation of the offer, sought monetary damages in an unspecified amount and sought recovery of plaintiffs’ costs and attorneys’ fees. No motion for an injunction was ever filed, and the acquisition was consummated on July 9, 2002. On August 29, 2002, the litigation with respect to the MGEN acquisition was dismissed without prejudice.

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

Factors Affecting Comparability

Our Condensed Consolidated Statements of Earnings for 2002 include the results of the former operations of Vista for the period from January 1, 2002 through September 30, 2002. As a result, quarter over quarter comparisons may not be meaningful. In addition, in the fourth quarter of 2001, we discontinued our small-ticket lease origination business. Further, we ceased recording goodwill amortization beginning in 2002 in accordance with SFAS No. 142. See Note G of Notes to Condensed Consolidated Financial Statements.

Results of Operations

Net earnings for the third quarter of 2002 were $143.5 million, or $1.45 per diluted share, as compared with net earnings of $84.1 million, or $0.86 per diluted share, for the third quarter of 2001.

Net earnings for the nine months ended September 30, 2002 were $356.8 million, or $3.61 per diluted share compared with net earnings for the nine months ended September 30, 2001 of $213.2 million, or $2.20 per diluted share. Net earnings for the nine months ended September 30, 2001 include a $5.7 million, or $0.06 per diluted share, after tax charge, reflected as a cumulative effect of a change in accounting principle, as a result of adopting EITF 99-20. See “Recent Accounting Pronouncements”. Excluding the cumulative effect of a change in accounting principle of $5.7 million recorded in the second quarter of 2001, net earnings for the nine-month 2001 period were $218.9 million, or $2.26 per diluted share.

Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales on both a national and local basis. Real estate sales are directly affected by changes in the cost of financing purchases of real estate — i.e., mortgage interest rates. Other macroeconomic factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. For example, beginning in late 1995 and into 1998, the level of real estate activity increased, including refinancing transactions, new home sales and resales, due in part to decreases in mortgage interest rates. Stable mortgage interest rates and strength in the real estate market, especially in California and throughout the West Coast, contributed to very positive conditions for the title insurance industry throughout 1997 and 1998. However, during the second half of 1999 and through 2000, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions. As a result, the market shifted from a refinance-driven market in 1998 to a more traditional market driven by new home purchases and resales in 1999 and 2000. However, beginning in December 2000 and continuing through the third quarter of 2002, interest rates have been reduced by 475 basis points, bringing interest rates down to their lowest level in recent history, which again has significantly increased the volume of refinance activity.

Title insurance premiums increased 26.2% to $882.6 million in the third quarter of 2002 as compared with the third quarter of 2001, and have increased 26.6% to $2.4 billion in the nine months ended September 30, 2002 as compared with the corresponding period of the prior year. These increases are due to the increases in resale and refinance activity as a result of the decline in interest rates.

The following table presents information regarding the components of title premiums:

	Three months ended				Nine months ended
	September 30,				September 30,

		% of		% of		% of		% of
	2002	Total	2001	Total	2002	Total	2001	Total

	(Dollars in thousands)				(Dollars in thousands)
Title premiums from direct operations	$413,936	46.9%	$331,492	47.4%	$1,108,255	46.0%	$920,437	48.4%
Title premiums from agency operations	468,629	53.1%	368,109	52.6%	1,300,161	54.0%	981,543	51.6%

Total	$882,565	100.0%	$699,601	100.0%	$2,408,416	100.0%	$1,901,980	100.0%

The increase in title insurance premiums for the three and nine months ended September 30, 2002 has been partially offset by a decrease in the average fee per file. The decrease in fee per file is consistent with the overall increased levels of refinance activity experienced during 2002 as compared with 2001.

Escrow and other title-related fees for the three and nine-month periods ended September 30, 2002 were $254.2 million and $679.3 million, respectively, as compared with $187.6 million and $516.5 million, respectively, for the corresponding periods of the prior year. The trend in escrow and title-related fees is generally consistent with that of our direct title premiums.

Revenue from real estate related services was $113.8 million in the third quarter of 2002 as compared with $76.7 million for the prior year quarter. On a year-to-date-basis, revenues were $308.2 million in 2002 and $195.6 million in 2001. The increase in revenue for the three and nine-month periods is primarily the result of increases in revenue from our property appraisal services, real estate tax services, field services, flood monitoring services and multiple listing services (Risco), which was acquired in the second quarter of 2001, mortgage loan fulfillment services (HFN), which was acquired in the second quarter of 2002 and collateral risk assessment and valuation services (Hansen), which was acquired by FNIS in the second quarter of 2002. In addition, revenue from real estate related services includes $38.4 million of revenue from the former operations of Vista from the period January 1, 2002 through September 30, 2002, as compared with $10.4 million in the comparable prior year period.

Interest and investment income was $19.9 million in the third quarter of 2002 as compared with $21.4 million in the third quarter of 2001. Interest and investment income for the nine months ended September 30, 2002 was $59.0 million compared with $72.1 million for the corresponding 2001 period. The decrease in interest and investment income in the 2002 periods is primarily due to a decrease in interest income reflecting lower interest rates in 2002 as compared with 2001.

Net realized gains for the third quarter of 2002 were $3.5 million, which included an other-than-temporary impairment loss of $16.9 million on various equity securities, as compared with net realized gains $2.7 million for the third quarter of 2001. For the nine months ended September 30, 2002, we recorded net realized gains of $9.2 million, as compared with net realized gains of $8.0 million for the corresponding 2001 period. Net realized gains for the nine months ended September 30, 2002 includes a $3.1 million gain recognized on our investment in Santa Barbara Restaurant Group (“SBRG”) common stock as a result of the merger between SBRG and CKE Restaurants, Inc (“CKE”) and a $3.4 million gain on the sale of a portion of our CKE common stock in the second quarter of 2002.

Other income represents external revenue generated by Micro General Corporation, our majority-owned information services subsidiary, which was merged with FNIS on July 9, 2002, and FNF Capital, Inc., our equipment leasing subsidiary. Other income for the three and nine-month periods ended September 30, 2002 was $9.0 million and $28.6 million, respectively, as compared with $14.5 million and $47.8 million, respectively, for the corresponding periods of the prior year. The decrease in other income for the three and nine-month periods is due to the discontinuation in the fourth quarter of 2001 of FNF Capital’s small-ticket lease origination business and MGEN’s wholesale international long distance business.

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

Personnel costs include base salaries, commissions and bonuses paid to employees, and are one of our most significant operating expenses. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. For the third quarter of 2002 personnel costs were $371.8 million, or 29.0% of total revenue, compared with $309.0 million, or 30.8% of total revenue, for the corresponding 2001 quarter. For the nine-month periods ended September 30, 2002 and 2001, personnel costs were $1.0 billion, or 29.7% of total revenue, and $854.2 million, or 31.2% of total revenue, respectively. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. We will continue to monitor prevailing market conditions and will adjust personnel costs in accordance with activity.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services (including personnel costs associated with information technology support), professional services, advertising expenses, general insurance, depreciation and trade and notes receivable allowances. We continue to be committed to cost control measures. In response to market conditions, we have implemented aggressive cost control programs in order to maintain operating expenses at levels consistent with the levels of revenue. However, certain fixed costs are incurred regardless of revenue levels, resulting in period-over-period fluctuations. Our cost control programs are designed to evaluate expenses, both current and budgeted, relative to existing and projected market conditions. Total other operating expenses were $259.7 million, or 20.3% of total revenue, for the third quarter of 2002 as compared with $206.0 million, or 20.6% of total revenue, for the third quarter of 2001. For the nine-month periods ended September 30, 2002 and 2001, these expenses were $717.0 million and $583.6 million, respectively. As a percentage of total revenue, other operating expenses for the 2002 period were 20.5% as compared with 21.3% for the 2001 period.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 78.6% of agent title premiums in the third quarter of 2002 as compared with 78.4% of agent title premiums for the third quarter of 2001. Agent commissions, as a percentage of agent title premiums, for the nine-month periods ended September 30, 2002 and 2001 were 78.5% and 78.1%, respectively. Agent commissions and the resulting percentage of agent title premiums retained by us vary according to regional differences in real estate closing practices and state regulations.

The provision for claim losses includes an estimate of anticipated title claims and escrow losses. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly. We believe that as a result of our underwriting and claims handling practices, as well as the refinancing business of prior years, we will maintain the favorable claim loss trends we have experienced over the past several years. As such, our claim loss provision as a percentage of total title premiums was 5.0% in the third quarter of 2002 and 2001. On a year-to-date basis, our provision for claim losses as a percentage of total title premiums was 5.0% in 2002 and 2001.

We did not record amortization of cost in excess of net assets acquired in 2002 as a result of adopting SFAS No. 142. Amortization of cost in excess of net assets acquired for the three and nine-months ended September 30, 2001 were $11.5 million and $35.0 million, respectively. See Note G of Notes to Condensed Consolidated Financial Statements.

Interest expense for the three and nine-month periods ended September 30, 2002 was $8.4 million and $26.0 million, respectively. Interest expense for the three and nine-month periods ended September 30, 2001 was $13.4 million and $36.9 million, respectively. The decrease in interest expense for the 2002 periods is attributable to the decrease in outstanding notes payable and the decline in interest rates.

Income tax expense, as a percentage of earnings before income taxes, was 36.0% and 38.3% for the third quarters of 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, income tax expense, as a percentage of earnings before income taxes, was 36.0% and 40.0%, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability and the characteristics of net earnings, i.e. operating income versus investment income as well as the elimination of amortization of cost in excess of net assets acquired consistent with SFAS No. 142.

Minority interest for the three and nine-month periods ended September 30, 2002 was $3.9 million and $8.4 million, respectively. Minority interest for the three and nine-month periods ended September 30, 2001 was $1.7 million and $3.2 million, respectively. The increase in minority interest for the 2002 periods is primarily attributable to increased earnings of our majority-owned subsidiaries.

Liquidity and Capital Resources

Cash Flows. Our cash requirements include debt service, operating expenses, taxes, capital expenditures, systems development, treasury stock repurchases, lease securitizations and dividends on our common stock. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities and bank borrowings through existing credit facilities. Our short- and long-term liquidity requirements are monitored regularly to match cash inflows with cash requirements. We forecast the daily needs of all of our subsidiaries and periodically review their short- and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

Our two significant sources of funds are dividends and distributions from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are executed within the guidelines of management agreements among our subsidiaries and us. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. During 2002, our title insurance subsidiaries could pay dividends or make other distributions to us of $114.3 million, of which they have paid $40.0 million through September 30, 2002. Our underwritten title companies, real estate related service companies, FNIS, Micro General, which merged with FNIS on July 9, 2002, and FNF Capital, collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries. Positive cash flow from these subsidiaries is invested primarily in cash and cash equivalents.

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

The credit agreement bears interest at a variable rate of interest based on the debt ratings assigned to us by certain independent agencies, and is unsecured. In May 2002, the interest rate was reduced to LIBOR plus 1.00% from LIBOR plus 1.125% as a result of an upgrade in our debt ratings. Amounts borrowed under the credit agreement were used to pay the cash portion of the Chicago Title merger consideration, to refinance previously existing indebtedness, to pay fees and expenses incurred in connection with the Chicago Title merger and to fund other general corporate purposes. As of September 30, 2002, $127.7 million was outstanding under our credit agreement and we have $250.0 million in borrowings available to us.

The credit agreement and other debt facilities impose certain affirmative and negative covenants on us relating to current debt ratings, certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions and restricted payments, and certain dividend restrictions. We are in compliance with all of our debt covenants as of September 30, 2002.

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

On April 24, 2002, our Board of Directors approved a three-year stock repurchase program, whereby we will devote a portion of our annual cash flow from operations to the systematic repurchase of shares of our common stock. We expect to repurchase approximately $75.0 million of our common stock in the first year of the program. Purchases may be made by us from time to time in the open market, in block purchases or in privately negotiated transactions. As of September 30, 2002, we have repurchased a total of 958,500 shares of common stock for $28.1 million, or an average price of $29.37. Through November 6, 2002, a total of 1,665,170 shares of common stock has been repurchased for $49.3 million, or an average price of $29.58. The amount repurchased includes 439,670 shares of common stock purchased from certain of our officers and directors during the third quarter of 2002, of which 165,950 shares were accepted as full payment of notes receivable, including accrued interest. See Note J of Notes to Condensed Consolidated Financial Statements.

Additional Minimum Pension Liability Adjustment. Discount rates that will be used for determining our December 31, 2002 projected benefit obligation and 2003 net periodic pension costs will be based on prevailing interest rates as of December 31, 2002. Similar to prior years, we will look at the Moody’s Aa corporate bond index at that date as an appropriate basis in determining the discount rate. Based on the current interest rate environment, we anticipate a decrease in the discount rate from the prior year when obligations are measured at December 31, 2002, which will result in an additional minimum pension liability adjustment. As such, we estimate a net-of-tax charge of approximately $30 — $35 million to accumulated other comprehensive earnings in 2002 in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”.

Equity Investments. Our equity investments are in public companies whose security prices are subject to significant volatility. The fair value of certain of these investments is less than our cost basis as of September 30, 2002. We currently believe these declines in fair value to be temporary based on the relatively short time these investments’ cost bases have exceeded their fair value and the financial condition and near-term prospects of these companies. However, should the fair value of these investments remain below our cost bases and/or the financial condition or prospects of these companies deteriorate, we may determine in a future period that this decline in fair value is other-than-temporary, requiring that an impairment loss be recognized in the period such a determination is made.

Merger of CKE Restaurants, Inc. (“CKE”) and Santa Barbara Restaurant Group, Inc. (“SBRG”). On March 1, 2002, a merger between CKE and SBRG was consummated, whereby SBRG became a wholly-owned subsidiary of CKE. As a result of the merger, holders of SBRG common stock received .491 shares of CKE common stock for each whole share of SBRG common stock.

Prior to the merger, we owned approximately 1% and 37% of the outstanding common shares of CKE and SBRG, respectively. Our Chief Executive Officer and Chairman of the Board of Directors also serves as Chairman of the Board of Directors at CKE and SBRG. In addition, our Vice Chairman of the Board of Directors also serves on the board of directors of both CKE and SBRG. As a result of the merger, our shares of SBRG common stock were converted into common shares of CKE and we recognized a $3.1 million gain. In addition, during the second quarter of 2002 we recorded a $3.4 million gain on the sale of a portion of our CKE common stock. As of September 30, 2002, our total investment in CKE was $21.7 million.

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

Item 4. Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation; including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed in our prior Securities and Exchange Commission filings, we were named in class action lawsuits alleging irregularities and violations of law in connection with title and escrow practices. Three lawsuits are currently pending. Four previously filed lawsuits have been settled or dismissed. The other three pending suits are filed by private parties in State court in Los Angeles. On October 8, 2002, we reached a settlement with the Attorney General and the State of California in the defendant class lawsuit filed against our principal competitors and us on behalf of the entire title and escrow industry in California. Under the terms of the settlement, we will pay $5.1 million to the California Attorney General and a total of up to $26.0 million in the form of (i) cash payments to former escrow customers that meet certain eligibility requirements and file timely claims, and (ii) discounts on future escrow and title insurance services to eligible customers as agreed to in the settlement. In reaching the settlement, we denied any liability or wrongdoing. The settlement is contingent upon certain verification procedures which are currently ongoing.

As discussed elsewhere in this report, Fidelity National Information Solutions, Inc., our majority-owned public subsidiary (NASDAQ:FNIS — “FNIS”), acquired Micro General Corporation, another majority-owned public subsidiary (NASDAQ:MGEN — “MGEN”), through a tender offer and subsequent short-form merger. Beginning on April 30, 2002 and continuing thereafter, a total of three separate lawsuits were filed in the Delaware Court of Chancery on behalf of a purported class of public stockholders of MGEN relating to FNIS’s announcement that it was commencing the tender offer. The Delaware actions were captioned David Osher v. Foley, II, et al., C.A. No. 19593-NC; Helen Lapinski v. Foley, II, et al., C.A. No. 19594-NC; and John Calabria v. Inman, et al., C.A. No. 19595-NC. The actions generally named as defendants FNIS, MGEN, the Company and the members of the MGEN Board of Directors (some of whom are also directors and officers of the Company), and generally alleged that the consideration FNIS offered to MGEN’s public stockholders in the tender offer was inadequate and unfair and that FNIS and the individual defendants breached their fiduciary duties to MGEN’s public stockholders in the formulating and making the offer. The actions sought to proceed on behalf of a class of MGEN stockholders other than the defendants, sought preliminary and permanent injunctive relief against the consummation of the offer, sought monetary damages in an unspecified amount and sought recovery of plaintiffs’ costs and attorneys’ fees. No motion for an injunction was ever filed, and the acquisition was consummated on July 9, 2002. On August 29, 2002, the litigation with respect to the MGEN acquisition was dismissed without prejudice.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	99.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350.

	99.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

A Current Report on Form 8-K, dated August 13, 2002, was filed during the third quarter of 2002 to announce that William P. Foley, II, the Chief Executive Officer and Alan L. Stinson, the Chief Financial Officer, submitted to the SEC sworn statements pursuant to Securities and Exchange Commission Order No. 4-460.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY NATIONAL FINANCIAL, INC.
(Registrant)

By:	/s/ Alan L. Stinson

	Alan L. Stinson Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	Date: November 13, 2002

CERTIFICATIONS

I, William P. Foley, II certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fidelity National Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ William P. Foley, II

William P. Foley, II Chairman of the Board and Chief Executive Officer

I, Alan L. Stinson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fidelity National Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ Alan L. Stinson

Alan L. Stinson Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350.

99.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350.