Form 10-K
period 2002-12-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2003-03-21
CIK 809398

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 1-9396

FIDELITY NATIONAL FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0498599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17911 Von Karman Avenue, Suite 300 Irvine, California 92614	(949) 622-4333
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☐

      As of March 18, 2003, 95,921,397 shares of Common Stock ($.0001 par value) were outstanding.

      The aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant as of June 30, 2002 was $2,886,812,378.

      The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2002, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

      The index to exhibits is contained in Part IV herein on Page 78.

FORM 10-K

i

PART I

Item 1. Business

      We are the largest title insurance and diversified real estate related services company in the United States. Our title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issued approximately 29% of all title insurance policies issued nationally during 2001. We provide title insurance in 49 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands, and in Canada and Mexico. Since acquiring Chicago Title Corporation in March 2000, we have leveraged our national network of 1,100 direct offices and 8,800 agents to secure the leading market share (based on net premiums written) in three out of the four states that account for approximately 50% of the real estate activity in the country.

      In addition, we provide a broad array of escrow and other title related services, as well as real estate related products and services, including:

•	collection and trust activities

•	trustee’s sales guarantees

•	recordings

•	reconveyances

•	property appraisal services

•	credit reporting

•	exchange intermediary services in connection with real estate transactions

•	real estate tax services

•	home warranty insurance

•	foreclosure posting and publishing services

•	loan portfolio services

•	flood certification

•	field services

•	property data and disclosure services

•	multiple listing services

•	mortgage loan fulfillment services

•	flood insurance

•	homeowners insurance

      All dollars presented in this document are in thousands, except per share amounts and unless indicated otherwise.

Market for Title Insurance

      The title insurance market in the United States is large and growing. According to Corporate Development Services, Inc., total revenues for the entire U.S. title insurance industry grew from $4.8 billion in 1995 to $9.7 billion in 2001. Growth in the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross national product, inflation, interest rates and sales of new and existing homes as well as the refinancing of previously issued mortgages.

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

      The U.S. title insurance industry is concentrated among a handful of industry participants. According to Corporate Development Services, the top five title insurance companies accounted for 88% of net premiums collected in 2001. Over 40 independent title insurance companies accounted for the remaining 12% of net premiums collected in 2001. Over the last few years, the title insurance industry has been consolidating, beginning with the merger of Lawyers Title Insurance and Commonwealth Land Title Insurance in 1998 to create LandAmerica Financial Group, Inc., followed by our acquisition of Chicago Title in March 2000. Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.

Strategy

      Our strategy is to maximize operating profits by increasing our market share in the title insurance business and by aggressively and effectively managing operating expenses throughout the real estate business cycle. In addition, we plan to broaden our market penetration by focusing on our real estate related products and services. To accomplish our goals, we intend to:

•	Continue to operate each of our five title brands independently. We believe that in order to maintain and strengthen our title insurance revenue base, we must leave the Fidelity Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title brands intact and operate them independently. Entrepreneurship and close customer relationships are an integral part of the culture at each of our title brands. We believe this culture of independence aids in employee retention, which is critical to the operating success of each brand.

•	Consistently deliver high quality products with superior customer service. We believe customer service and consistent product delivery are the most important factors in attracting and retaining customers. We continue to focus our marketing efforts and distribution network to serve our customers in the residential, institutional and commercial market sectors.

•	Continue to expand the scope and breadth of the real estate related products and services we offer. We plan to maximize the value of the Fidelity brand through the penetration of our real estate related products and services into our large, diverse customer base. These products and services that Fidelity offers include: exchange intermediary services, home warranty insurance, foreclosure posting and publishing, loan portfolio services, field services, flood insurance, mortgage loan fulfillment services and homeowners insurance. In addition, we own approximately 66.1% of the outstanding common stock of Fidelity National Information Solutions, Inc. (NASDAQ: FNIS) (“FNIS”), a publicly traded real estate services company. FNIS provides: (i) data and valuations services, including flood certification, credit reporting, real estate tax services, property data and disclosure services, and automated valuation and appraisal services; (ii) technology solutions, including multiple listing services; and (iii) services, including litigation support and risk management. Together with FNIS, we will strive to provide a comprehensive, integrated suite of products and services that enable real estate transaction participants to streamline their production processes, operate more profitable businesses and enhance their customers’ experiences.

Recent Developments

$250.0 million, 5.25% Notes

      On March 11, 2003, we issued $250.0 million aggregate principal amount of 5.25% notes. We received proceeds of approximately $246.1 million, after expenses, which will be used to pay a portion of the $1,050.0 million purchase price of ALLTEL Information Services, Inc. (see below). Interest is payable semiannually and the notes are due in March 2013.

ALLTEL Information Services, Inc.

      On January 28, 2003, we entered into a stock purchase agreement with ALLTEL Corporation, Inc., a Delaware corporation (“ALLTEL”), pursuant to which we will acquire from ALLTEL its financial services division, ALLTEL Information Services, Inc. (“AIS”), an Arkansas corporation and wholly-owned subsidiary of ALLTEL. As a result of the acquisition, AIS will become our wholly-owned subsidiary. AIS is one of the world’s largest providers of information-based technology solutions and processing services to the mortgage and financial services industries. The transaction is expected to close by the end of the first quarter of 2003. Under the terms of the stock purchase agreement, all of the issued and outstanding shares of AIS common stock will be purchased by us for consideration consisting of $775.0 million in cash and $275.0 million in our common stock. Consummation of the acquisition is subject to customary closing conditions. In connection with the stock purchase agreement, prior to closing we will enter into a stockholder’s agreement, a non-competition agreement and certain transition agreements with ALLTEL. The stockholder’s agreement will: (1) restrict the sale by ALLTEL of our common stock received in the transaction for up to one year, (2) grant ALLTEL the right to designate one nominee to our Board of Directors, so long as it continues to hold at least 50% of the shares of our common stock received in the transaction, and (3) grant ALLTEL certain registration rights with respect to our common stock it receives in the transaction. The non-competition agreement will prohibit, with certain exceptions, ALLTEL and its affiliates from engaging in the business relating to the assets acquired by us for a period of two years after the transaction. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), any goodwill recorded as a result of the acquisition of AIS will not be amortized. See Note A of Notes to Consolidated Financial Statements.

Lenders Service, Inc.

      On February 10, 2003 we acquired Lender’s Service, Inc., a Delaware corporation (“LSI”), for approximately $75.0 million in cash. LSI is a leading provider of appraisal, title and closing services to residential mortgage originators. In accordance with the provisions of SFAS No. 142, goodwill recorded in the LSI transaction will not be amortized. See Note A of Notes to Consolidated Financial Statements.

Bankers Insurance Group

      On January 9, 2003 we acquired certain assets of Bankers Insurance Group (“Bankers”) for approximately $41.6 million in cash. The assets include the right to issue new and renewal flood insurance policies underwritten by Bankers and its subsidiaries, Bankers Insurance Company, Bankers Security Insurance Company and First Community Insurance Company (“FCIC”). As part of the transaction, we also acquired FCIC, a fifty-state licensed insurance carrier, to act as the underwriter for the policies. In accordance with the provisions of SFAS No. 142, goodwill recorded in the Bankers transaction will not be amortized. See Note A of Notes to Consolidated Financial Statements.

Fidelity National Information Solutions, Inc.

      On January 3, 2001, we acquired International Data Management Corporation (“IDM”), a leading provider of real estate information services, for $20.8 million in cash. IDM’s real estate information databases contain over 100 million real property ownership and sales records from the continental United States. The databases are updated daily to reflect new sales, mortgage information and other changes in real property ownership.

      On June 19, 2001 we acquired Risco, Inc. (“Risco”), the third largest multiple listing service vendor in the United States, for approximately $12.0 million in cash.

      On August 1, 2001, we acquired approximately 80% of the outstanding common stock of Fidelity National Information Solutions, Inc. (NASDAQ: FNIS — “FNIS”), formerly VISTA Information Solutions, Inc. (“Vista”), a provider of real estate information products and services, including multiple listing services and environmental data and disclosure information businesses. In consideration for this acquisition, we contributed our wholly-owned tax, credit, flood, appraisal, property records (IDM) and multiple listing service (Risco) businesses to the former Vista entity and as a result, immediately following the consummation of the transaction, we owned approximately 80% of the combined entity. For the period from August 1, 2001, the acquisition date, through December 31, 2002, the results of the former operations of Vista are included in our Consolidated Financial Statements. In accordance with the provisions of SFAS No. 142, goodwill recorded in the FNIS transactions will not be amortized. See Note A of Notes to Consolidated Financial Statements.

Acquisition of Micro General Corporation by FNIS

      On April 30, 2002, FNIS announced a tender offer for all of the outstanding shares of Micro General Corporation (“Micro General”), our majority-owned public subsidiary, whereby each share of Micro General common stock would be exchanged for shares of FNIS common stock. On July 9, 2002, the tender offer and subsequent short form merger was completed and Micro General became a wholly-owned subsidiary of FNIS. Under the terms of the tender offer and merger, each share of Micro General common stock was exchanged for .696 shares of FNIS common stock. FNIS issued approximately 12.9 million shares of common stock to Micro General stockholders, resulting in approximately 38.3 million outstanding shares of FNIS common stock. As of December 31, 2002, we own approximately 66.1% of the outstanding common stock of FNIS. In our Consolidated Financial Statements, this transaction is accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and FASB Technical Bulletin 85-5. Accordingly, FNIS’s acquisition of the minority stockholders’ interest in Micro General (the “noncontrolled equity interest”) was recognized by us as the acquisition of shares from a minority interest, which is accounted for by the purchase method under SFAS No. 141. FNIS’s acquisition of our interest in Micro General (the “controlled equity interest”) is not considered a business combination and, therefore, we recognized the related assets and liabilities transferred from the controlled equity interest in Micro General to FNIS at their historical carrying values. The market price per share of FNIS common stock that was issued to Micro General minority stockholders in this transaction exceeded our carrying amount per share of FNIS common stock, resulting in an increase of $98.7 million to our consolidated equity and an increase in net assets, the majority of which was goodwill. We have recorded certain preliminary purchase accounting adjustments, which are based on estimates utilizing available information. Such purchase accounting adjustments may be refined as additional information becomes available.

Acquisition of ANFI, Inc.

      In July 2002, we purchased 883,178 shares of the common stock of ANFI, Inc. (“ANFI”), a publicly traded California corporation, formerly known as American National Financial, Inc. (NASDAQ: ANFI), of which 98,200 shares were purchased in the open market at an average price of $11.51, and the remaining shares were purchased from certain executive officers of ANFI for a negotiated price of $12.00 per share. As a result of these purchases, we increased our ownership percentage of ANFI to approximately 28.0%. As of December 31, 2002 we account for our investment in ANFI under the equity method of accounting.

      On January 9, 2003, we entered into an Agreement and Plan of Merger with ANFI. The merger agreement was subsequently amended on February 21, 2003. Pursuant to the merger agreement, ANFI will merge with and into our wholly-owned merger subsidiary. In the merger, each share of ANFI common stock (other than ANFI common stock we already own) will be exchanged for 0.454 of a share of our common stock. The consummation of the transaction is subject to the approval of ANFI stockholders. The ANFI stockholder meeting is currently scheduled to be held on March 26, 2003 and we currently anticipate closing the merger on March 27, 2003. We anticipate that we will issue approximately 3.2 million shares of our common stock to the ANFI stockholders in the merger.

Homebuilders Financial Network, Inc.

      On May 23, 2002, we acquired a 75% interest in Homebuilders Financial Network, Inc. (“HFN”), a provider of outsource mortgage loan fulfillment services to homebuilders, for approximately $21.0 million in cash. In accordance with the provisions of SFAS No. 142, goodwill recorded in the HFN transaction will not be amortized. See Note A of Notes to Consolidated Financial Statements.

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

      Reserves for claim losses are established based upon known claims, as well as losses we expect to incur based upon historical experience and other factors, including industry averages, claim loss history, legal environment, geographic considerations, expected recoupments and the types of policies written. We also reserve for losses arising from escrow, closing and disbursement functions due to fraud or operational error.

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

      The maximum insurable amount under any single title insurance policy is determined by statutorily calculated net worth. The highest self-imposed single policy maximum insurable amounts for any of our title insurance subsidiaries is $250.0 million.

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

Title Insurance Operations

      Our direct operations are divided into approximately 200 profit centers consisting of more than 1,100 direct offices. Each profit center processes title insurance transactions within its geographical area, which is usually identified by a county, a group of counties forming a region, or a state, depending on the management structure in that part of the country. We also transact title insurance business through a network of approximately 8,800 agents, primarily in those areas in which agents are the more accepted title insurance provider.

      The following table sets forth the approximate dollars and percentages of title insurance premium revenue by state. The year ended December 31, 2000, includes title insurance premium revenue by state, both in dollars and as a percentage of the total, on a pro forma basis, assuming the Chicago Title merger had been consummated on January 1, 2000.

	Year Ended December 31,

	2002		2001		2000

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
California	$895,698	25.2%	$667,088	24.8%	$449,536	20.6%
Texas	429,740	12.1	360,672	13.4	318,970	14.6
New York	295,636	8.3	212,175	7.9	184,285	8.4
Florida	215,367	6.1	159,135	5.9	139,906	6.4
Illinois	173,671	4.9	132,465	4.9	106,381	4.9
Arizona	127,781	3.6	108,415	4.0	76,895	3.5
All others	1,409,836	39.8	1,054,529	39.1	907,096	41.6

Totals	$3,547,729	100.0%	$2,694,479	100.0%	$2,183,069	100.0%

      For the entire title insurance industry, 13 states accounted for approximately 75.0% of title premiums written in the United States in 2001. California represented the single largest state with 20.7%.

      We also analyze our business by examining the level of premiums generated by direct and agency operations. The following table presents the percentages of title insurance premiums generated by direct and agency operations:

	Year Ended December 31,

	2002		2001		2000

	Amounts	%	Amounts	%	Amounts	%

	(Dollars in thousands)
Direct	$1,610,792	45.4%	$1,291,276	47.9%	$811,621	41.7%
Agency	1,936,937	54.6	1,403,203	52.1	1,134,538	58.3

Total title insurance premiums	$3,547,729	100.0%	$2,694,479	100.0%	$1,946,159	100.0%

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

      In a typical residential transaction, a title insurance order is received from a realtor, lawyer, developer or mortgage lender. When a title order is received by the title insurance company or agent, the title search begins and the title order is considered “open.” Once documentation has been prepared and signed, mortgage lender payoff demands are in hand and documents have been ordered and the transaction has been recorded, the title order is considered “closed.” A lawyer, an escrow company or a title insurance company or agent performs the closing function, most commonly referred to as an “escrow” in the western United States. The entity providing the closing function (the “closer”) holds the seller’s deed of trust and the buyer’s mortgage until all issues relating to the transaction have been settled. After these issues have been cleared, the closer delivers the transaction documents, records the appropriate title documents in the county recorder’s office and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans. Title policies are then issued. The lender’s policy insures the lender against any defect affecting the priority of the mortgage in an amount equal to the outstanding balance of the related mortgage loan. The buyer’s policy insures the buyer against defects in title in an amount equal to the purchase price.

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

Real Estate Related Services

      We, including our majority-owned subsidiaries, also provide many specialized products and services required to execute and close real estate transactions that are not offered by our title insurance subsidiaries. Our real estate related services allow us to diversify from our core title business and yield higher profit margins. These services include the following:

•	Property appraisal services. We offer property appraisal services through a network of state-licensed contract appraisers. We also provide detailed real estate property evaluation services to lending institutions utilizing artificial intelligence software, detailed real estate statistical analysis and physical property inspections.

•	Credit reporting. We provide credit information reports to mortgage lenders nationwide, as well as a variety of related products to meet the ever-changing needs of the mortgage industry.

•	Flood certification. Federal legislation passed in 1994 requires most mortgage lenders to obtain a property’s flood zone status at the time a loan is originated. We provide these required flood zone determination reports to mortgage lenders nationwide.

•	Real estate tax services. We advise lending and mortgage related institutions throughout the United States of the status of property tax payments that are due on properties securing their loans over the entire life of the loan. We protect lenders against losses from failing to monitor delinquent taxes.

•	Home warranty insurance. We issue one-year, renewable insurance policies that protect homeowners against defects in household systems and appliances.

•	Foreclosure posting and publishing. We offer posting and publication of foreclosure and auction notices to the real estate foreclosure industry.

•	Exchange intermediary services. We provide customers with qualified exchanges under Section 1031 of the Internal Revenue Code, which allows customers to defer the payment of capital gain taxes on the sale of their investment property.

•	Loan portfolio services. We provide a comprehensive line of document preparation and recording services on a national basis, including computerized tracking services, mortgage assignment and release preparation, due diligence and research services, and verifying chain of title.

•	Field services. We provide property inspection, preservation and maintenance services to mortgage lenders nationwide.

•	Property data and disclosure services. We provide records data for over 1,250 counties encompassing over 100 million property ownership, mortgage and sales records, representing 80% of the total property owners in the United States.

•	Multiple listing services. We provide multiple listing service organizations with systems integration solutions, which combine computer hardware, internally developed and licensed software, telecommunications, security, customer support and maintenance to provide immediate and reliable access to and updating of the property listings database that represents the “shelf stock” of the real estate profession.

•	Mortgage loan fulfillment services. We partner with large and middle-market homebuilders across the country to establish and manage captive mortgage finance businesses that originate, underwrite, process and place first mortgages on newly constructed homes.

•	Flood insurance. We issue new and renewal flood insurance policies in conjunction with the National Flood Insurance Program.

•	Homeowners insurance. We offer and underwrite homeowners insurance in various states.

Other Income

      Other income represents externally generated revenue by Micro General, which was merged with FNIS on July 9, 2002 (See “Recent Developments”) and FNF Capital, our wholly-owned equipment-leasing subsidiary.

Marketing

      We market and distribute our products and services to customers in the residential, institutional lender, and commercial market sectors of the real estate industry through customer solicitation by sales personnel. We actively encourage our sales personnel to develop new business relationships with persons in the real estate community, such as real estate sales agents and brokers, financial institutions, independent escrow companies and title agents, real estate developers, mortgage brokers and attorneys. While the focus of the smaller, local client remains important, large customers, such as national residential mortgage lenders, real estate investment trusts and developers have become an increasingly important part of our business. The buying criteria of locally based clients differ from those of large, geographically diverse customers in that the former tend to emphasize personal relationships and ease of transaction execution, while the latter generally places more emphasis on consistent product delivery across diverse geographical regions and ability of service providers to meet their information systems requirements for electronic product delivery. We believe customer service and consistent product delivery are the most important factors in attracting and retaining customers, and we measure customer service in terms of quality, consistency and timeliness in the delivery of services.

Competition

      The title insurance industry is highly competitive. According to Corporate Development Services, the top five title insurance companies accounted for 88% of net premiums collected in 2001. Over 40 independent title insurance companies accounted for the remaining 12% of the market. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as First American Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous smaller title insurance companies and independent agency operations at the regional and local level. These smaller companies may expand into other markets in which we compete. Also, the removal of regulatory barriers might result in new competitors entering the title insurance business, and those new competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants with alternative products could affect our business operations and financial condition.

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

Regulation

      Title insurance companies, including underwriters, underwritten title companies and independent agents, are subject to extensive regulation under applicable state laws. Each insurance underwriter is usually subject to a holding company act in its state of domicile, which regulates, among other matters, the ability to pay dividends and investment policies. The laws of most states in which we transact business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting practices, financial practices, establishing reserve and capital and surplus as regards policyholders (“capital and surplus”) requirements, defining suitable investments for reserves and capital and surplus and approving rate schedules. Effective January 2001, our insurance subsidiaries were required to prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners’ Statements of Statutory Accounting Principles (“Codification”), subject to the adoption by their respective domiciliary states. The adoption of Codification did not have a material effect on the statutory capital and surplus of our insurance subsidiaries.

      Pursuant to statutory accounting requirements of the various states in which our title insurance subsidiaries are licensed, those subsidiaries must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2002, the combined statutory unearned premium reserve required and reported for our title insurance subsidiaries was $861.4 million.

      The insurance commissioners of their respective states of domicile regulate our title insurance subsidiaries. Regulatory examinations usually occur at three-year intervals, and certain of these examinations are currently ongoing.

      Our title insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. During 2003, our title insurance subsidiaries can pay dividends or make other distributions to us of $114.9 million.

      The combined statutory capital and surplus of our title insurance subsidiaries was $614.8 million, $514.7 million and $461.4 million as of December 31, 2002, 2001 and 2000, respectively. The combined statutory earnings of our title insurance subsidiaries were $162.6 million, $162.5 million and $87.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      As a condition to continued authority to underwrite policies in the states in which our title insurance subsidiaries conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, our escrow and trust business is subject to regulation by various state banking authorities.

      Pursuant to statutory requirements of the various states in which our title insurance subsidiaries are domiciled, they must maintain certain levels of minimum capital and surplus. Each of our title underwriters has complied with the minimum statutory requirements as of December 31, 2002.

      Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth of $7.5 million, $2.5 million and $3.0 million is required for Fidelity National Title Company, Fidelity National Title Company of California and Chicago Title Company, respectively. All of our companies are in compliance with their respective minimum net worth requirements at December 31, 2002.

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

Standard and Poor’s (Financial Strength Rating)
FNF Family	A
Moody’s (Financial Strength Rating)
FNF Family	A2
A.M. Best Co. (Financial Strength Rating)
FNF Family	A
Fitch (Claims Paying Ability Rating)
FNF Family	A
Demotech, Inc. (Financial Stability Rating)
Fidelity Title	A	’
Fidelity Title New York	A
Chicago Title	A	”
Ticor Title	A	’
Security Union Title	A	’
Alamo Title	A	’

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

      As of December 31, 2002 and 2001, the carrying amount, which approximates the fair value, of total investments was $2,565.6 million and $1,823.5 million, respectively.

      We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties.

      The following table presents certain information regarding the investment ratings of our fixed maturity portfolio at December 31, 2002 and 2001.

	December 31,

	2002				2001

	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
Rating(1)	Cost	Total	Value	Total	Cost	Total	Value	Total

	(Dollars in thousands)
AAA	$999,476	66.1%	$1,032,682	66.0%	$665,655	55.9%	$679,478	55.9%
AA	276,479	18.3	289,132	18.5	294,975	24.7	301,087	24.7
A	123,364	8.2	128,865	8.2	110,500	9.3	114,150	9.4
BBB	36,445	2.4	35,698	2.3	71,258	6.0	72,991	6.0
Other	76,193	5.0	77,806	5.0	48,891	4.1	48,534	4.0

	$1,511,957	100.0%	$1,564,183	100.0%	$1,191,279	100.0%	$1,216,240	100.0%

(1)	Ratings as assigned by Standard & Poor’s Ratings Group and Moody’s Investors Service.

      Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturity securities with an amortized cost of $65.8 million and a fair value of $68.4 million were callable at December 31, 2002.

      The following table presents certain information regarding our fixed maturity securities at December 31, 2002:

	December 31, 2002

	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total

	(Dollars in thousands)
One year or less	$195,739	12.9%	$195,807	12.5%
After one year through five years	832,792	55.0	865,405	55.4
After five years through ten years	253,257	16.8	267,737	17.1
After ten years	139,906	9.3	142,464	9.1

	1,421,694		1,471,413
Mortgage-backed securities	90,263	6.0	92,770	5.9

	$1,511,957	100.0%	$1,564,183	100.0%

      Our equity securities at December 31, 2002 and 2001 consisted of investments in various industry groups as follows:

	December 31,

	2002		2001

		Fair		Fair
	Cost	Value	Cost	Value

	(Dollars in thousands)
Banks, trust and insurance companies	$6,991	$8,634	$6,247	$5,951
Industrial, miscellaneous and all other	55,199	65,767	46,864	50,409

	$62,190	$74,401	$53,111	$56,360

      Our investment results for the years ended December 31, 2002, 2001 and 2000 were as follows:

	December 31,

	2002	2001	2000

	(Dollars in thousands)
Net investment income(1)(2)	$91,333	$106,364	$100,193
Average invested assets(1)	$2,704,925	$2,196,860	$1,649,951
Effective return on average invested assets(1)	3.4%	4.8%	6.1%

(1)	Excludes investments in real estate.

(2)	Net investment income as reported in our Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments and to exclude net realized gains (losses) on the sale of investments and other assets. Net realized gains (losses) totaled $12.0 million, $6.3 million and ($201) in 2002, 2001 and 2000, respectively.

Employees

      As of December 31, 2002, we had approximately 20,800 full-time equivalent employees. We believe that our relations with employees are generally good.

Risk Factors

      The risk factors listed in this section and other factors noted herein or incorporated by reference could cause our actual results to differ materially from those contained in any forward-looking statements.

Our revenues may decline during periods when the demand for our products decreases.

      In the title insurance industry, revenues are directly affected by the level of real estate activity and the average price of real estate sales on both a national and local basis. Real estate sales are directly affected by changes in the cost of financing purchases of real estate — i.e., mortgage interest rates. Other macroeconomic factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. For example, beginning in late 1995 and into 1998, the level of real estate activity increased, including refinancing transactions, new home sales and resales, due in part to decreases in mortgage interest rates. Stable mortgage interest rates and strength in the real estate market, especially in California and throughout the West Coast, contributed to very positive conditions for the title insurance industry throughout 1997 and 1998. However, during the second half of 1999 and through 2000, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions. As a result, the market shifted from a refinance-driven market in 1998 to a more traditional market driven by new home purchases and resales in 1999 and 2000. However, beginning in January 2001 and continuing through the fourth quarter of 2002, interest rates have been reduced by 525 basis points, bringing interest rates down to their lowest level in recent history, which again has significantly increased the volume of refinance activity.

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

      Our title insurance and home warranty subsidiaries must comply with state and federal laws which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. During 2002, approximately 91.1% of our year-to-date revenues was derived from subsidiaries engaged in these regulated businesses. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2003, our title insurance subsidiaries can pay dividends or make other distributions to us of $114.9 million.

Our entering into new business lines subjects us to associated risks, such as the diversion of management attention, difficulty integrating operations and lack of experience in operating such businesses.

      We have acquired, and may in the future acquire, businesses in industries with which management is less familiar than we are with the title insurance industry. For example, on January 28, 2003, we entered into a stock purchase agreement with ALLTEL whereby we will acquire from ALLTEL its financial services division, AIS. Also, in the last three years, we have expanded the range and amount of real estate related services we provide, began underwriting home warranty policies, invested in restaurant businesses, expanded our commercial title insurance business and considered acquiring underwriters of other lines of insurance products. These activities involve risks that could adversely affect our operating results, such as diversion of management’s attention, integration of the operations, systems and personnel of the new businesses and lack of substantial experience in operating such businesses.

Difficulties we may encounter managing our growth could adversely affect our results of operations.

      We have historically achieved growth through a combination of developing new products and services, increasing our market share for existing products, and acquisitions. Part of our strategy is to pursue opportunities to diversify and expand our operations by acquiring or making investments in other companies. The success of each acquisition will depend upon:

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

      The title insurance industry is highly competitive. According to Corporate Development Services, the top five title insurance companies accounted for 88% of net premiums collected in 2001. Over 40 independent title insurance companies accounted for the remaining 12% of the market. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as First American Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous smaller title insurance companies and independent agency operations at the regional and local level. These smaller companies may expand into other markets in which we compete. Also, the removal of regulatory barriers might result in new competitors entering the title insurance business, and those new competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants with alternative products could affect our business operations and financial condition.

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

      Important factors that may affect these projections or expectations include, but are not limited to:

•	general political, economic and business conditions, including the possibility of intensified international hostilities, acts of terrorism, interest rate fluctuations and general volatility in the capital markets;

•	changes in the performance of the real estate markets;

•	the impact of competitive products and pricing;

•	success of operating initiatives;

•	adverse publicity;

•	the ability to identify businesses to be acquired;

•	availability of qualified personnel;

•	employee benefits costs;

•	changes in, or the failure to comply with, government regulations; and

•	other risks detailed in our filings with the Securities and Exchange Commission.

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

Additional Information

      Our website address is www.fnf.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. However, the information found on our website is not part of this or any other report.

Item 2. Properties

      The majority of the branch offices are leased from third parties. We own the remaining branch offices. See Note J to Notes to Consolidated Financial Statements.

      As of December 31, 2002, we leased office and storage space as follows:

Number of
Locations(1)

California	427
Texas	128
Arizona	101
Illinois	81
Florida	69
Washington	50
Michigan	37
Oregon	43
Ohio	26
Indiana	22
New York	25
North Carolina	23
Nevada	21
Colorado	19
Tennessee	16
New Jersey	14
Minnesota, Pennsylvania and Missouri	10
Virginia	9
Kansas	7
Hawaii	6
Georgia and Massachusetts	5
Louisiana and New Mexico	4
Washington D.C. and Rhode Island	3
Montana, South Carolina, Wisconsin, Kentucky, Alabama and Canada	2
New Hampshire, Idaho, Delaware, Maine, Mississippi and Oklahoma	1

(1)	Represents the number of locations in each state listed.

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

      As previously disclosed in our prior Securities and Exchange Commission filings, we were named in class action lawsuits alleging irregularities and violations of law in connection with title and escrow practices. Three lawsuits are currently pending. Four previously filed lawsuits have been settled or dismissed. The three pending suits are filed by private parties in State court in Los Angeles. On October 8, 2002, we reached a settlement with the Attorney General and the State of California in the defendant class lawsuit filed against us and our principal competitors on behalf of the entire title and escrow industry in California. Under the terms of the settlement, we will pay $5.1 million to the California Attorney General and a total of up to $26.0 million in the form of (i) cash payments to former escrow customers that meet certain eligibility requirements and file timely claims, and (ii) discounts on future escrow and title insurance services to eligible customers as agreed to in the settlement. In reaching the settlement, we denied any liability or wrongdoing. The settlement is contingent upon certain verification procedures which are currently ongoing.

      Three lawsuits, captioned Schneider v. Fidelity National Financial, Inc., et al. (Case No. 03CC00017), Rossi v. Michael C. Lowther, et al. (Case No. 03CC0021) and Miller v. Michael C. Lowther, et al. (Case No. 03CC00018), have been filed in Orange County Superior Court naming as defendants Fidelity and the members of the Board of Directors of ANFI. The complaints seek class action status and allege breach of fiduciary duty in connection with the approval of the merger by ANFI’s directors. We believe the lawsuits are without merit.

Item 4. Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of security holders in the fourth quarter of 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the New York Stock Exchange under the symbol “FNF.” The following table shows, for the periods indicated, the high and low sales prices of our common stock, as reported by the New York Stock Exchange, and the amounts of dividends per share declared on our common stock.

			Dividends
	High	Low	Declared

Year ended December 31, 2002
First quarter	$25.44	$21.70	$.09
Second quarter	31.74	23.96	.10
Third quarter	32.32	24.55	.12
Fourth quarter	33.61	26.79	.12
Year ended December 31, 2001
First quarter	$30.53	$21.55	$.08
Second quarter	23.14	16.61	.08
Third quarter	24.80	18.55	.09
Fourth quarter	25.06	20.19	.09

      The foregoing amounts have been adjusted to give retroactive effect to a 10% stock dividend in August 2001 and May 2002.

      On March 18, 2003, the last reported sale price of our common stock on the New York Stock Exchange was $33.39 per share. As of March 18, 2003, we had approximately 1,730 stockholders of record.

      Our current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends will be in the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements. Our ability to declare and pay dividends is also subject to our compliance with the financial covenants contained in our existing credit agreement and further described below.

      Since we are a holding company, our ability to pay dividends will depend largely on the ability of our subsidiaries to pay dividends to us, and the ability of our title insurance subsidiaries to do so is subject to, among other factors, their compliance with applicable insurance regulations. During 2003, our title insurance subsidiaries can pay dividends or make other distributions to us of $114.9 million. In addition to regulatory restrictions, our ability to declare dividends is subject to restrictions under our existing credit agreement. We do not believe the restrictions contained in our credit agreement will, in the foreseeable future, adversely affect our ability to pay cash dividends at the current dividend rate.

Item 6. Selected Financial Data

      The information set forth below should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Share and per share data has been retroactively adjusted for stock dividends and splits since our inception. Certain reclassifications have been made to the prior year amounts to conform with the 2002 presentation.

	Year Ended December 31,

		2001	2000
	2002	(1)(2)	(3)	1999	1998

	(In thousands, except per share and other data)
Operating Data:
Revenue:
Title insurance premiums	$3,547,729	$2,694,479	$1,946,159	$939,452	$910,278
Escrow and other title related fees	970,700	728,406	459,121	206,570	215,254
Real estate related services	435,347	287,063	166,718	67,844	69,970
Interest and investment income	78,017	93,105	87,392	28,695	22,396
Realized gains and (losses), net	12,019	6,349	(201)	3,350	22,106
Other income	38,828	64,705	82,805	109,943	53,376

	5,082,640	3,874,107	2,741,994	1,355,854	1,293,380

Expenses:
Personnel costs	1,476,430	1,187,177	845,349	407,078	394,284
Other operating expenses	1,021,893	829,433	624,087	334,578	260,297
Agent commissions	1,521,573	1,098,328	884,498	423,675	385,649
Provision for claim losses	177,391	134,724	97,322	52,713	59,294
Goodwill amortization	—	54,155	35,003	6,638	3,129
Interest expense	34,053	46,569	59,374	15,626	17,024

	4,231,340	3,350,386	2,545,633	1,240,308	1,119,677

Earnings before income taxes, minority interest and cumulative effect of a change in accounting principle	851,300	523,721	196,361	115,546	173,703
Income tax expense	306,468	209,488	86,624	46,065	68,874

Earnings before minority interest and cumulative effect of a change in accounting principle	544,832	314,233	109,737	69,481	104,829
Minority interest	13,115	3,048	1,422	(1,372)	(863)

Earnings before cumulative effect of a change in accounting principle	531,717	311,185	108,315	70,853	105,692
Cumulative effect of a change in accounting principle, net of income taxes	—	(5,709)	—	—	—

Net earnings	$531,717	$305,476	$108,315	$70,853	$105,692

Per Share Data:
Basic earnings per share before cumulative effect of a change in accounting principle	$5.58	$3.31	$1.52	$1.96	$3.13
Cumulative effect of a change in accounting principle, net of income taxes, basic basis	—	(.06)	—	—	—

Basic net earnings per share	$5.58	$3.25	$1.52	$1.96	$3.13

Weighted average shares outstanding, basic basis	95,371	94,048	71,173	36,072	33,784
Diluted earnings per share before cumulative effect of a change in accounting principle	$5.38	$3.21	$1.47	$1.87	$2.67
Cumulative effect of a change in accounting principle, net of income taxes, diluted basis	—	(.06)	—	—	—

Diluted net earnings per share	$5.38	$3.15	$1.47	$1.87	$2.67

Weighted average shares outstanding, diluted basis	98,815	96,865	73,733	37,916	40,503
Dividends declared per share	$.43	$.34	$.32	$.26	$.22

	Year Ended December 31,

		2001	2000
	2002	(1)(2)	(3)	1999	1998

	(In thousands, except per share and other data)
Balance Sheet Data:
Investments(4)	$2,565,608	$1,823,512	$1,685,331	$506,916	$519,332
Cash and cash equivalents(5)	482,600	542,620	262,955	38,569	42,492
Total assets	5,245,744	4,415,998	3,833,985	1,042,546	969,470
Notes payable	493,458	565,690	791,430	226,359	214,624
Reserve for claim losses	887,973	881,053	907,482	239,962	224,534
Minority interests and preferred stock of subsidiary	131,797	47,166	5,592	4,613	1,532
Stockholders’ equity	2,253,936	1,638,870	1,106,737	432,494	396,740
Other Data:
Orders opened by direct operations	3,228,300	2,635,200	1,352,000	743,000	987,000
Orders closed by direct operations	2,290,300	1,770,600	971,000	551,000	670,000
Provision for claim losses to title insurance premiums	5.0%	5.0%	5.0%	5.6%	6.5%
Title related revenue(6):
Percentage direct operations	57.1%	59.0%	52.8%	53.6%	56.9%
Percentage agency operations	42.9%	41.0%	47.2%	46.4%	43.1%

(1)	Our financial results for the year ended December 31, 2001 include the results of the former operations of Vista for the period from August 1, 2001, the acquisition date, through December 31, 2001. In the fourth quarter of 2001, we recorded certain charges totaling $10.0 million, after applicable taxes, relating to the discontinuation of small-ticket lease origination at FNF Capital and the wholesale international long distance business at Micro General.

(2)	During 2001, we recorded a $5.7 million, after-tax charge, reflected as a cumulative effect of a change in accounting principle, as a result of adopting Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, (EITF 99-20).

(3)	Our financial results for the year ended December 31, 2000 include the operations of Chicago Title for the period from March 20, 2000, the merger date, through December 31, 2000. In the first quarter of 2000, we recorded certain charges totaling $13.4 million, after applicable taxes, relating to the revaluation of non-title assets and the write-off of obsolete software.

(4)	Investments as of December 31, 2002, 2001 and 2000 include securities pledged to secure trust deposits of $474.9 million, $319.1 million and $459.4 million, respectively.

(5)	Cash and cash equivalents as of December 31, 2002, 2001 and 2000 include cash pledged to secure trust deposits of $295.1 million, $367.9 million and $132.1 million, respectively.

(6)	Includes title insurance premiums and escrow and other title related fees.

Selected Quarterly Financial Data (Unaudited)

      Selected quarterly financial data is as follows:

	Quarter Ended

	March 31,	June 30,(2)	September 30,	December 31,(3)

	(In thousands, except per share data)
2002
Revenue	$1,066,860	$1,142,964	$1,282,847	$1,589,969
Earnings before income taxes and minority interest	161,543	178,756	230,248	280,753
Net earnings	100,985	112,286	143,511	174,935
Basic earnings per share	1.07	1.17	1.50	1.83
Diluted earnings per share	1.03	1.13	1.45	1.77
Dividends paid per share	.09	.09	.10	.12
2001(1)
Revenue	$777,864	$961,548	$1,002,618	$1,132,077
Earnings before income taxes, minority interest and cumulative effect of a change in accounting principle	78,140	153,049	139,034	153,498
Net earnings	44,992	84,122	84,082	92,280
Basic earnings per share	.49	.89	.89	.98
Diluted earnings per share	.47	.87	.86	.95
Dividends paid per share	.08	.08	.08	.09

(1)	Our financial results for the year ended December 31, 2001 include the results of the former operations of Vista for the period from August 1, 2001, the acquisition date, through December 31, 2001.

(2)	In the second quarter of 2001, we recorded a $5.7 million, after-tax charge, reflected as a cumulative effect of a change in accounting principle, as a result of adopting EITF 99-20.

(3)	In the fourth quarter of 2001, we recorded certain charges totaling $10.0 million, after applicable taxes, relating to the discontinuation of small-ticket lease origination at FNF Capital and the wholesale international long distance business at Micro General.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Form 10-K.

      Factors Affecting Comparability. Our Consolidated Statements of Earnings for 2001 include the results of the former operations of Vista for the period from August 1, 2001, the acquisition date, through December 31, 2001 and include a full year of operations of Chicago Title as compared to a partial year in 2000. As a result, year over year comparisons may not be meaningful. In addition, during the second quarter of 2001, we recorded a $5.7 million, after-tax charge, reflected as a cumulative effect of a change in accounting principle, as a result of adopting EITF 99-20. Also, in the fourth quarter of 2001, we recorded certain charges totaling $10.0 million, after applicable taxes. These charges relate to the discontinuation of small-ticket lease origination at FNF Capital and the wholesale international long distance business at Micro General.

      Our Consolidated Statements of Earnings for 2000 include the results of operations of Chicago Title for the period from March 20, 2000, the merger date, through December 31, 2000. In 2000, we reviewed our existing non-title operations in connection with the merger and related transition and integration. As a result, during the first quarter of 2000 we recorded certain charges totaling $13.4 million, after applicable taxes. These charges primarily relate to the revaluation of non-title assets, including our investment in Express Network, Inc., which was sold in the second quarter of 2000, and existing goodwill associated with Express Network and the write-off of obsolete software.

      Overview. The following table presents certain financial data for the years indicated:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Total revenue	$5,082,640	$3,874,107	$2,741,994

Total expenses	$4,231,340	$3,350,386	$2,545,633

Net earnings	$531,717	$305,476	$108,315

      Net earnings for the year ended December 31, 2002 were $531.7 million, or $5.38 per diluted share as compared with net earnings for the corresponding periods in 2001 and 2000 of $305.5 million, or $3.15 per diluted share and $108.3 million, or $1.47 per diluted share, respectively.

      Revenue. The following table presents the components of our revenue:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Title insurance premiums	$3,547,729	$2,694,479	$1,946,159
Escrow and other title related fees	970,700	728,406	459,121
Real estate related services	435,347	287,063	166,718
Interest and investment income	78,017	93,105	87,392
Realized gains and (losses), net	12,019	6,349	(201)
Other income	38,828	64,705	82,805

Total revenue	$5,082,640	$3,874,107	$2,741,994

Orders opened by direct operations	3,228,300	2,635,200	1,352,000
Orders closed by direct operations	2,290,300	1,770,600	971,000

      Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales on both a national and local basis. Real estate sales are directly affected by changes in the cost of financing purchases of real estate — i.e., mortgage interest rates. Other macroeconomic factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. For example, beginning in late 1995 and into 1998, the level of real estate activity increased, including refinancing transactions, new home sales and resales, due in part to decreases in mortgage interest rates. Stable mortgage interest rates and strength in the real estate market, especially in California and throughout the West Coast, contributed to very positive conditions for the title insurance industry throughout 1997 and 1998. However, during the second half of 1999 and through 2000, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions. As a result, the market shifted from a refinance-driven market in 1998 to a more traditional market driven by new home purchases and resales in 1999 and 2000. However, beginning in January 2001 and continuing through the fourth quarter of 2002, interest rates have been reduced by 525 basis points, bringing interest rates down to their lowest level in recent history, which again has significantly increased the volume of refinance activity.

      Total revenue in 2002 increased $1,208.5 million to $5,082.6 million, an increase of 31.2% over 2001. Total revenue in 2001 increased $1,132.1 million, or 41.3% to $3,874.1 million from $2,742.0 million in 2000. The increase in total revenue in 2002 and 2001 is due to increases in real estate and refinance activity as a result of decreasing interest rates. The inclusion of the Chicago Title operations for a full year in 2001 versus a partial year in 2000 also contributed to the increase in revenue in 2001, as compared with 2000. Further, the increased real estate activity combined with acquisitions of real estate related service companies and the integration of those real estate related service operations into our core businesses in 2001, also contributed to increased revenue in both 2002 and 2001.

      Title insurance premiums increased 31.7% to $3,547.7 million in 2002. In 2001, title insurance premiums increased to $2,694.5 million from $1,946.2 million in 2000. These increases in 2002 and 2001 are due to increases in resale and refinance activity as a result of the decline in interest rates. The increase in resale and refinance activity in 2002 and 2001 has been partially offset by a decrease in the average fee per file. The decrease in fee per file is consistent with the overall increased level of refinance activity experienced during 2002 and 2001.

      The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,

	2002		2001		2000

	Amounts	%	Amount	%	Amount	%

	(Dollars in thousands)
Direct	$1,610,792	45.4%	$1,291,276	47.9%	$811,621	41.7%
Agency	1,936,937	54.6	1,403,203	52.1	1,134,538	58.3

Total title insurance premiums	$3,547,729	100.0%	$2,694,479	100.0%	$1,946,159	100.0%

      Trends in escrow and other title related fees are primarily related to title insurance activity generated by our direct operations. Escrow and other title related fees during the three-year period ended December 31, 2002, fluctuated in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts. Escrow and other title related fees were $970.7 million, $728.4 million and $459.1 million, respectively, during 2002, 2001 and 2000.

      Revenues from real estate related services generally trend closely with the level and mix of business, as well as the performance of our title related subsidiaries. Revenues from real estate related services in 2002, 2001 and 2000 were $435.3 million, $287.1 million and $166.7 million, respectively. The increase in revenue from real estate related services in 2002 is primarily the result of increases in revenue from our property appraisal services, real estate tax services, field services, mortgage loan fulfillment services (HFN), which was acquired in the second quarter of 2002 and collateral risk assessment and valuation services (Hansen), which was acquired by FNIS in the second quarter of 2002. In addition, revenue from real estate related services includes $52.1 million of revenue from the former operations of Vista for 2002, as compared with $27.7 million in 2001. The increase in revenues from real estate related services in 2001 is primarily the result of increases in revenue from our property appraisal services, real estate tax services, field services, home warranty insurance, property records business (IDM), which was acquired in the first quarter of 2001, and multiple listing services business (Risco), which was acquired in the second quarter of 2001. In addition, revenues from real estate related services include the revenues of the former operations of Vista from the period August 1, 2001, the acquisition date, through December 31, 2001. Further, the increase in revenue in 2001 is also due to the inclusion of Chicago Title operations for a full year in 2001 versus a partial year in 2000.

      Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in 2002 was $78.0 million, compared with $93.1 million in 2001, a decrease of $15.1 million, or 16.2%. Average invested assets, excluding real estate, increased 23.1% to $2,704.9 million, from $2,196.9 million in 2001. The tax equivalent yield in 2002, excluding realized gains and losses was 3.4% as compared with 4.8% in 2001 and 6.1% in 2000. The decrease in interest and investment income in 2002 as compared with 2001, despite the increase in average invested assets, is due to a decrease in interest income reflecting lower interest rates in 2002 as compared with 2001. Interest and investment income increased $5.7 million, or 6.5% in 2001 to $93.1 million from $87.4 million in 2000. Average invested assets, excluding real estate, increased 33.1% in 2001 from $1,650.0 million in 2000. The increase in interest and investment income in 2001 from 2000 is the result of increased interest and dividend income generated by the increased average invested asset base as a result of the inclusion of Chicago Title for a full year in 2001 versus a partial year in 2000.

      Net realized gains and (losses) for 2002, 2001 and 2000 were $12.0 million, $6.3 million and $(201), respectively. Net realized gains in 2002 includes a $3.1 million gain recognized on our investment in Santa

Barbara Restaurant Group, Inc. (“SBRG”) common stock as a result of the merger between SBRG and CKE Restaurants, Inc. (“CKE”) and a $3.4 million gain on the sale of a portion of our CKE common stock in the second quarter of 2002. Net realized gains in 2002 were partially offset by other-than-temporary impairment losses of $11.3 million on CKE recorded during the fourth quarter of 2002 and $3.3 million recorded on MCI WorldCom bonds in the second quarter of 2002. Included in 2001 net realized gains is an other-than-temporary impairment loss of $4.4 million recorded on Enron Corporation bonds.

      Other income represents revenue generated by Micro General, our majority-owned information-services subsidiary, which was merged with FNIS on July 9, 2002 (see “Recent Developments”) and FNF Capital, our equipment-leasing subsidiary. Other income was $38.8 million in 2002, $64.7 million in 2001 and $82.8 million in 2000. The decrease in other income from 2001 to 2002 is due to the discontinuation in the fourth quarter of 2001 of FNF Capital’s small-ticket lease origination business and Micro General’s wholesale international long distance business. The decrease in other income from 2000 to 2001 is primarily due to decreases in externally generated revenue by Micro General.

      Expenses. The following table presents the components of our expenses:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Personnel costs	$1,476,430	$1,187,177	$845,349
Other operating expenses	1,021,893	829,433	624,087
Agent commissions	1,521,573	1,098,328	884,498
Provision for claim losses	177,391	134,724	97,322
Goodwill amortization	—	54,155	35,003
Interest expense	34,053	46,569	59,374

Total expenses	$4,231,340	$3,350,386	$2,545,633

      Our operating expenses consist primarily of personnel costs, other operating expenses and agent commissions, which are incurred as orders are received and processed. Title insurance premiums, escrow and other title related fees are generally recognized as income at the time the underlying transaction closes. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short time lag does exist in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.

      Personnel costs include base salaries, commissions and bonuses paid to employees, and are one of our most significant operating expenses. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. Personnel costs totaled $1,476.4 million, $1,187.2 million and $845.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Personnel costs as a percentage of total revenue have remained relatively consistent over the three-year period ended December 31, 2002. Those percentages were 29.1% in 2002, 30.6% in 2001 and 30.8% in 2000. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. We will continue to monitor prevailing market conditions and will adjust personnel costs in accordance with activity.

      Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services (including personnel costs associated with information technology support), professional services, advertising expenses, general insurance, depreciation and trade and notes receivable allowances. We continue to be committed to cost control measures. In response to market conditions, we have implemented aggressive cost control programs in order to maintain operating expenses at levels consistent with the levels of revenue. However, certain fixed costs are incurred regardless of revenue levels, resulting in period-over-period fluctuations. Our cost control programs are designed to evaluate expenses, both current and budgeted, relative to existing and projected market conditions. Other operating expenses decreased as a percentage of total revenue to 20.1% in 2002 from 21.4% in 2001, and decreased in 2001 from 22.8% in 2000. The decrease in other operating expenses as a percentage of total revenues in 2002 and 2001 is attributable to the change in our cost structure as a result of the addition of the Chicago Title operations, which are primarily title and real estate related. Other operating expenses totaled $1,021.9 million, $829.4 million and $624.1 million in 2002, 2001 and 2000, respectively.

      Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

      The following table illustrates the relationship of agent premiums and agent commissions:

	Year Ended December 31,

	2002		2001		2000

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Agent premiums	$1,936,937	100.0%	$1,403,203	100.0%	$1,134,538	100.0%
Agent commissions	1,521,573	78.6	1,098,328	78.3	884,498	78.0

Premiums we retain	$415,364	21.4%	$304,875	21.7%	$250,040	22.0%

      The provision for claim losses includes an estimate of anticipated title claims and escrow losses. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly. We believe that as a result of our underwriting and claims handling practices, as well as the refinancing business of the current and prior years, we will maintain the claim loss trends we have experienced over the past several years. As such, our claim loss provision as a percentage of total title premiums was 5.0% in 2002, 2001 and 2000.

      A summary of the reserve for claim losses follows:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Beginning balance	$881,053	$907,482	$239,962
Reserves assumed	—	—	669,837 (1)
Claim loss provision related to:
Current year	207,290	161,669	108,985
Prior years	(29,899)	(26,945)	(11,663)

Total claim loss provision	177,391	134,724	97,322
Claims paid, net of recoupments related to:
Current year	(10,058)	(9,387)	(6,479)
Prior years	(160,413)	(151,766)	(93,160)

Total claims paid, net of recoupments	(170,471)	(161,153)	(99,639)

Ending balance	$887,973	$881,053	$907,482

Provision for claim losses as a percentage of title insurance premiums	5.0%	5.0%	5.0%

(1)	In connection with the Chicago Title merger on March 20, 2000, we assumed Chicago Title’s then outstanding reserve for claim losses.

      The favorable development on prior years’ loss reserves during 2002, 2001 and 2000 was attributable to lower than expected payment levels on recent issue years, which included periods of increased resale activity as well as a high proportion of refinance business. As a result, title policies issued in prior years have been replaced by the more recently issued policies, therefore generally terminating much of the loss exposure on the previously issued policies.

      Interest expense for the years ended December 31, 2002, 2001 and 2000 was $34.1 million, $46.6 million and $59.4 million, respectively. The decrease in interest expense in 2002 is attributable to the decrease in outstanding notes payable and the decline in interest rates. The decrease in interest expense in 2001 as compared with 2000 is due to a decrease in outstanding notes payable, primarily as a result of using proceeds from our common stock offering in January 2001 and our public offering of 7.3% notes in August 2001 to pay down amounts outstanding under our credit facility. Also included in interest expense in 2001 is the write-off of $3.9 million of debt issuance costs associated with paying down our credit facility.

      As a result of adopting SFAS No. 142, we did not record goodwill amortization in 2002. See Note A of Notes to Consolidated Financial Statements. Goodwill amortization was $54.2 million in 2001 and $35.0 million in 2000. The increase in 2001 as compared with 2000 is primarily due to the acquisition of IDM and Risco and the inclusion of a full year of amortization in 2001 compared with a partial year in 2000 related to the Chicago Title merger. Also, goodwill amortization in 2001 includes an $8.0 million pretax write-off associated with the discontinuance of two businesses in the fourth quarter of 2001.

      Income tax expense as a percentage of earnings before income taxes for 2002, 2001 and 2000 was 36.0%, 40.1% and 44.1%, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and the characteristics of net earnings — i.e., operating income versus investment income, as well as the elimination of goodwill amortization consistent with SFAS No. 142.

      Minority interest for 2002, 2001 and 2000 was $13.1 million, $3.0 million and $1.4 million, respectively. The increase in minority interest in 2002 and 2001 is primarily attributable to increased earnings of our majority-owned subsidiaries.

Liquidity and Capital Resources

      Cash Flows. Our cash requirements include debt service, operating expenses, taxes, capital expenditures, systems development, treasury stock repurchases, lease securitizations, business acquisitions and dividends on our common stock. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities and bank borrowings through public debt offerings and existing credit facilities. Our short- and long-term liquidity requirements are monitored regularly to match cash inflows with cash requirements. We forecast the daily needs of all of our subsidiaries and periodically review their short- and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

      Our two significant sources of internally generated funds are dividends and distributions from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are executed within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. During 2003, our title insurance subsidiaries can pay dividends or make other distributions to us of $114.9 million. Our underwritten title companies, real estate related service companies and FNIS, collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries. Positive cash flow from these subsidiaries is invested primarily in cash and cash equivalents.

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

      The credit agreement bears interest at a variable rate of interest based on the debt ratings assigned to us by certain independent agencies, and is unsecured. In May 2002, the interest rate was reduced to LIBOR plus 1.00% from LIBOR plus 1.125% as a result of an upgrade in our debt ratings. Amounts borrowed under the credit agreement were used to pay the cash portion of the merger consideration, to refinance previously existing indebtedness, to pay fees and expenses incurred in connection with the merger and to fund other general corporate purposes. As of December 31, 2002, $120.3 million was outstanding under our credit agreement and we have $250.0 million in borrowings available to us.

      The credit agreement and other debt facilities impose certain affirmative and negative covenants on us relating to current debt ratings, certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions and restricted payments, and certain dividend restrictions. We are in compliance with all of our debt covenants as of December 31, 2002.

      On March 11, 2003, we issued $250.0 million aggregate principal amount of 5.25% notes. We received proceeds of approximately $246.1 million, after expenses, which will be used to pay a portion of the $1,050.0 million purchase price for AIS (see “Recent Developments”). Interest is payable semiannually and the notes are due in March 2013.

      On August 20, 2001, we issued $250.0 million aggregate principal amount of 7.3% notes. We received net proceeds of $247.0 million, after expenses, which were used to pay down a portion of the $450.0 million, 6-year term loan facility. Interest is payable semiannually and the notes are due in August 2011.

      Contractual Obligations. Our financing obligations generally include our credit agreement and other debt facilities, including the $250.0 million, 5.25% notes we issued on March 11, 2003 (see “Recent Developments”), and operating lease payments on certain of our premises and equipment. Our purchase obligations for business acquisitions relate to the acquisition of LSI and Bankers during the first quarter of 2003 for approximately $75.0 million and $41.6 million, respectively and the January 28, 2003 stock purchase agreement we entered into with ALLTEL for the purchase of AIS for $1,050.0 million (see “Recent Developments”). As of December 31, 2002, our required annual payments relating to these contractual obligations are as follows:

	2003	2004	2005	2006	2007	Thereafter	Total

	(Dollars in thousands)
Notes payable	$68,541	$51,098	$47,529	$11,510	$65,638	$499,142	$743,458
Operating lease payments	100,995	79,270	60,927	43,710	29,707	53,644	368,253
Purchase obligations for business acquisitions	1,166,635	—	—	—	—	—	1,166,635

Total	$1,336,171	$130,368	$108,456	$55,220	$95,345	$552,786	$2,278,346

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

      On April 24, 2002, our Board of Directors approved a three-year stock repurchase program, whereby we will devote a portion of our annual cash flow from operations to the systematic repurchase of shares of our common stock. Purchases may be made by us from time to time in the open market, in block purchases or in privately negotiated transactions. As of December 31, 2002, we have repurchased a total of 2,035,170 shares of common stock for $61.2 million, or an average price of $30.08. The amount repurchased includes 439,670 shares of common stock purchased from certain of our officers and directors during the third quarter of 2002, of which 165,950 shares were accepted as full payment of notes receivable, including accrued interest. See Note E of Notes to Consolidated Financial Statements. In December 2002, we retired 563,570 of these shares held as treasury stock, totaling $14.3 million. Through March 18, 2003, a total of 2,546,070 shares of common stock has been repurchased for $78.0 million, or an average price of $30.62.

      Additional Minimum Pension Liability Adjustment. Discount rates that are used in determining our December 31, 2002 projected benefit obligation and 2003 net periodic pension costs were based on prevailing interest rates as of December 31, 2002. Similar to prior years, we looked at the Moody’s Aa corporate bond index at that date as an appropriate basis in determining the discount rate. A decrease in the discount rate used at December 31, 2002 resulted in an additional minimum pension liability adjustment. As such, we recorded a net-of-tax charge of $15.9 million to accumulated other comprehensive earnings in 2002 in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”.

      Equity Investments. Our equity investments are in public companies whose security prices are subject to significant volatility. The fair value of certain of these investments is less than our cost basis as of December 31, 2002. We currently believe these declines in fair value to be temporary based on the relatively short time these investments’ cost bases have exceeded their fair value and the financial condition and near-term prospects of these companies. However, should the fair value of these investments remain below our cost bases and/or the financial condition or prospects of these companies deteriorate, we may determine in a future period that this decline in fair value is other-than-temporary, requiring that an impairment loss be recognized in the period such a determination is made.

      Merger of CKE Restaurants, Inc. (“CKE”) and Santa Barbara Restaurant Group, Inc. (“SBRG”). On March 1, 2002, a merger between CKE and SBRG was consummated, whereby SBRG became a wholly-owned subsidiary of CKE. As a result of the merger, holders of SBRG common stock received .491 shares of CKE common stock for each whole share of SBRG common stock.

      Prior to the merger, we owned approximately 1% and 37% of the outstanding common shares of CKE and SBRG, respectively. Our Chief Executive Officer and Chairman of the Board of Directors also serves as Chairman of the Board of Directors at CKE and SBRG. In addition, our Vice Chairman of the Board of Directors also serves on the board of directors of both CKE and SBRG. As a result of the merger, our shares of SBRG common stock were converted into common shares of CKE and we recognized a $3.1 million gain. In addition, during the second quarter of 2002 we recorded a $3.4 million gain on the sale of a portion of our CKE common stock. In the fourth quarter of 2002, we recognized an other-than-temporary impairment loss of $11.3 million on our CKE investment. Our investment in CKE had a cost basis of $10.5 million and a fair value of $10.7 million as of December 31, 2002.

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

      Revenue Recognition. Our direct title insurance premiums and escrow and other title related fees are recognized as revenue at the time of closing of the related transaction as the earnings process is considered complete. Our agency title insurance premiums are recognized as revenue when policies are reported to us and are recorded as revenue on a gross basis (before the deduction of agent commissions). We accrue for unreported agency title insurance premiums based on historical reporting patterns of our agents and current trends. We recognize real estate related services and other income over the period the related services are provided.

      Investments. Our fixed maturities available for sale and our equity securities available for sale are recorded at fair value. Our other long-term investments are carried at cost, market or on the equity method, as appropriate. Our short-term investments are carried at amortized cost, which approximates market.

      Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Unrealized gains or losses on fixed maturity and equity securities that are classified as available for sale, net of applicable deferred income taxes (benefits), are excluded from earnings and credited or charged directly to a separate component of stockholders’ equity. If any unrealized losses on fixed maturity or equity securities are deemed other-than-temporary, such unrealized losses are recognized as realized losses.

      Goodwill and Other Intangible Assets. We have made acquisitions in the past that resulted in recording a significant amount of goodwill. As of December 31, 2002, goodwill was $996.6 million, of which the majority relates to goodwill recorded in connection with the Chicago Title merger in 2000. Through December 31, 2001, in accordance with generally accepted accounting principles, goodwill has been amortized on a straight-line basis over 7 to 20 years and has been tested for impairment on a continual basis based on the undiscounted cash flows generated by the underlying assets. In 2002, we did not record goodwill amortization as a result of adopting SFAS No. 142. As required by SFAS No. 142, we performed an annual goodwill impairment test on our reporting units and have determined that each of our reporting units has a fair value in excess of our carrying value. Accordingly, no goodwill impairment has been recorded. See Note A of Notes to the Consolidated Financial Statements.

      Reserve for Claim Losses. Our reserve for claim losses includes known claims as well as losses we expect to incur, net of recoupments. Each known claim is reserved based on our review as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims that are incurred but not reported are established at the time premium revenue is recognized based on historical loss experience and other factors, including industry averages, claim loss history, current legal environment, geographic considerations and type of policy written.

      The reserve for claim losses also includes reserves for losses arising from the escrow, closing and disbursement functions due to fraud or operational error.

      If a loss is related to a policy issued by an independent agent, we may proceed against the independent agent pursuant to the terms of the agency agreement. In any event, we may proceed against third parties who are responsible for any loss under the title insurance policy under rights of subrogation. See Note I of Notes to Consolidated Financial Statements.

      Escrow Accounts. In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in our Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers which amounted to $6.7 billion at December 31, 2002. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2002 related to these arrangements.

      Recent Accounting Pronouncements. During the second quarter of 2001, we adopted Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, (“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepay-

ment-sensitive securities including agency interest-only strips, whether purchased or retained in securitization, and determining when these securities must be written down to fair value because of impairment. Adoption of EITF 99-20 requires the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings when any portion of the decline in fair value is attributable to an impairment loss, rather than an unrealized loss in stockholders’ equity. As such, we recorded a charge of $5.7 million, net of income tax benefit of $3.0 million, in the second quarter of 2001.

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

      SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is generally effective for fiscal periods beginning after December 15, 2001 and the amortization provisions of SFAS No. 142 are effective for acquisitions subsequent to June 30, 2001. Beginning in 2002, we did not record goodwill amortization. As required by SFAS No. 142, we performed an annual goodwill impairment test on our reporting units and have determined that each of our reporting units has a fair value in excess of our carrying value, therefore no goodwill impairment has been recorded. See Note A of Notes to the Consolidated Financial Statements.

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

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”). This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on our financial statements.

      In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), an interpretation of Financial Accounting Standards Board Statements Nos. 5, 57 and 107 and a rescission of Financial Accounting Standards Board Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ended after December 15, 2002. See Note N of Notes to Consolidated Financial Statements.

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of Statement of Financial Accounting Standard No. 123” (“SFAS No. 148”). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement of Financial Accounting Standard No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the Notes to these Consolidated Financial Statements. We will implement Statement of Financial Accounting Standard No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. We have not yet determined whether we will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

      During 2002, the FASB Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides an accounting model for an approach to determine whether a vendor should divide an arrangement with multiple deliverables into separate units of accounting. EITF 00-21 requires an analysis of whether a delivered item has stand-alone value to the customer, whether there is subjective and reliable evidence of fair value for the undelivered items, and whether delivery of the undelivered items is probable and substantially in control of the vendor if the arrangement includes a general right of return relative to the delivered item. Companies are required to adopt EITF 00-21 for fiscal periods beginning after June 15, 2003. Companies may apply EITF 00-21 prospectively to new arrangements initiated after the date of adoption or as a cumulative-effect adjustment. We are currently evaluating the impact of EITF 00-21.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      Our Consolidated Balance Sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. See “Business — Investment Policies and Investment Portfolio” and Notes C and G of Notes to Consolidated Financial Statements. The following sections address the significant market risks associated with our financial activities as of our year ended December 31, 2002.

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

      Caution should be used in evaluating our overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because our reserve for claim losses (representing 31% of total liabilities) is not included in the hypothetical effects.

      The hypothetical effects of changes in market rates or prices on the fair values of financial instruments would have been as follows as of December 31, 2002:

a. An approximate $41.7 million net increase (decrease) in the fair value of fixed maturity securities would have occurred if interest rates had (decreased) increased by 100 basis points. The change in fair values was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

b. An approximate $12.4 million net increase (decrease) in the fair value of equity securities would have occurred if there was a 20% price increase (decrease) in market prices.

c. It is not anticipated that there would be a significant change in the fair value of other long-term investments or short-term investments if there was a change in market conditions, based on the nature and duration of the financial instruments involved.

d. Interest expense on average debt outstanding would have increased (decreased) approximately $5.3 million, if interest rates increased (decreased) 100 basis points.

Item 8.	Financial Statements and Supplementary Data

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Fidelity National Financial, Inc.:

      We have audited the accompanying Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2002. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

      In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note A to the Consolidated Financial Statements, effective January 1, 2002, Fidelity National Financial, Inc. fully adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which resulted in a change to the method of accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements.

KPMG LLP

Los Angeles, California

January 28, 2003, except as to Note P to the
Consolidated Financial Statements, which is as of March 11, 2003

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

ASSETS

	December 31,

	2002	2001

Investments:
Fixed maturities available for sale, at fair value, at December 31, 2002 and 2001 include $243,844 and $237,253, respectively, of pledged fixed maturity securities related to secured trust deposits	$1,564,183	$1,216,240
Equity securities, at fair value	74,401	56,360
Other long-term investments	38,368	39,682
Settlement of investments	(207)	19,691
Short-term investments, at December 31, 2002 and 2001 include $231,080 and $81,893, respectively, of pledged short-term investments related to secured trust deposits	888,863	491,539

Total investments	2,565,608	1,823,512
Cash and cash equivalents, at December 31, 2002 and 2001 include $295,051 and $367,907, respectively, of pledged cash related to secured trust deposits	482,600	542,620
Leases and residual interests in securitizations	119,242	173,883
Trade receivables, net	220,842	163,961
Notes receivable, net (related party — $2,804 in 2002 and $8,720 in 2001)	12,363	20,149
Goodwill	996,613	808,584
Prepaid expenses and other assets	351,348	339,242
Title plants	275,976	275,591
Property and equipment, net	165,595	161,643
Deferred tax asset	55,557	106,813

	$5,245,744	$4,415,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$698,917	$596,019
Notes payable	493,458	565,690
Reserve for claim losses	887,973	881,053
Secured trust deposits	750,920	673,126
Income taxes payable	28,743	14,074

	2,860,011	2,729,962
Minority interests and preferred stock of subsidiary	131,797	47,166
Stockholders’ equity:
Preferred stock, $.0001 par value; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock, $.0001 par value; authorized, 150,000,000 shares as of December 31, 2002 and 100,000,000 shares as of December 31, 2001; issued, 97,176,975 as of December 31, 2002 and 95,348,876 as of December 31, 2001.	10	10
Additional paid-in capital	1,550,011	1,158,847
Retained earnings	738,522	498,073

	2,288,543	1,656,930
Accumulated other comprehensive earnings	12,303	4,866
Less treasury stock, 1,471,600 shares as of December 31, 2002 and 1,100,000 shares as of December 31, 2001, at cost	(46,910)	(22,926)

	2,253,936	1,638,870

	$5,245,744	$4,415,998

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

Revenue:
Title insurance premiums	$3,547,729	$2,694,479	$1,946,159
Escrow and other title related fees	970,700	728,406	459,121
Real estate related services	435,347	287,063	166,718
Interest and investment income	78,017	93,105	87,392
Realized gains and (losses), net	12,019	6,349	(201)
Other income	38,828	64,705	82,805

	5,082,640	3,874,107	2,741,994

Expenses:
Personnel costs	1,476,430	1,187,177	845,349
Other operating expenses	1,021,893	829,433	624,087
Agent commissions	1,521,573	1,098,328	884,498
Provision for claim losses	177,391	134,724	97,322
Goodwill amortization	—	54,155	35,003
Interest expense	34,053	46,569	59,374

	4,231,340	3,350,386	2,545,633

Earnings before income taxes, minority interest and cumulative effect of a change in accounting principle	851,300	523,721	196,361
Income tax expense	306,468	209,488	86,624

Earnings before minority interest and cumulative effect of a change in accounting principle	544,832	314,233	109,737
Minority interest	13,115	3,048	1,422

Earnings before cumulative effect of a change in accounting principle	531,717	311,185	108,315
Cumulative effect of a change in accounting principle, net of income tax benefit of $3,035	—	(5,709)	—

Net earnings	$531,717	$305,476	$108,315

Basic earnings per share before cumulative effect of a change in accounting principle	$5.58	$3.31	$1.52
Cumulative effect of a change in accounting principle	—	(.06)	—

Basic net earnings per share	$5.58	$3.25	$1.52

Weighted average shares outstanding, basic basis	95,371	94,048	71,173

Diluted earnings per share before cumulative effect of a change in accounting principle	$5.38	$3.21	$1.47
Cumulative effect of a change in accounting principle	—	(.06)	—

Diluted net earnings per share	$5.38	$3.15	$1.47

Weighted average shares outstanding, diluted basis	98,815	96,865	73,733

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

	Year Ended December 31,

	2002	2001	2000

Net earnings	$531,717	$305,476	$108,315
Other comprehensive earnings:
Unrealized gains on investments, net(1)	18,025	5,643	8,644
Reclassification adjustments for (gains) losses included in net earnings(2)	5,283	8,305	(296)
Minimum pension liability adjustment(3)	(15,871)	(11,455)	—

Other comprehensive earnings	7,437	2,493	8,348

Comprehensive earnings	$539,154	$307,969	$116,663

(1)	Net of income tax expense of $12.0 million, $3.8 million and $5.8 million for 2002, 2001 and 2000, respectively.

(2)	Net of income tax expense (benefit) of $3.5 million, $5.5 million and $(198) for 2002, 2001 and 2000, respectively.

(3)	Net of income tax benefit of $(10.2) million and $(7.6) million in 2002 and 2001, respectively.

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Shares	Amount

Balance, December 31, 1999.	47,461	$5	$246,958	$327,785	$(5,975)	14,563	$(136,279)
Purchase of treasury stock	—	—	—	—	—	47	(551)
Exercise of stock options, including associated tax benefit	4,342	—	63,521	—	—	—	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	8,348	—	—
Acquisition of Chicago Title Corporation	46,901	5	521,489	—	—	—	—
Retirement of treasury stock	(14,610)	(1)	(136,829)	—	—	(14,610)	136,830
Cash dividends declared ($0.32 per share)	—	—	—	(26,884)	—	—	—
Net earnings	—	—	—	108,315	—	—	—

Balance, December 31, 2000	84,094	9	695,139	409,216	2,373	—	—
Purchase of treasury stock	—	—	—	—	—	1,100	(22,926)
Exercise of stock options, including associated tax benefit	1,201	—	20,666	—	—	—	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	13,948	—	—
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	(11,455)	—	—
Common stock offering, net	9,741	1	256,300	—	—	—	—
Capital transactions of investments accounted for under the equity method	—	—	(1,079)	—	—	—	—
Cash dividends declared ($0.34 per share)	—	—	—	(32,948)	—	—	—
Acquisitions	313	—	4,150	—	—	—	—
Effect of 10% stock dividend	—	—	183,671	(183,671)	—	—	—
Net earnings	—	—	—	305,476	—	—	—

Balance, December 31, 2001.	95,349	10	1,158,847	498,073	4,866	1,100	(22,926)
Purchase of treasury stock	—	—	—	—	—	2,035	(61,210)
Exercise of stock options, including associated tax benefit	3,491	—	71,679	—	—	—	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	23,308	—	—
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	(15,871)	—	—
Capital transactions of investments accounted for under the equity method	—	—	8,318	—	—	—	—
Retirement of treasury stock	(1,663)	—	(37,226)	—	—	(1,663)	37,226
Cash dividends declared ($0.43 per share)	—	—	—	(41,607)	—	—	—
FNIS/Micro General merger	—	—	98,732	—	—	—	—
Effect of 10% stock dividend	—	—	249,661	(249,661)	—	—	—
Net earnings	—	—	—	531,717	—	—	—

Balance, December 31, 2002	97,177	$10	$1,550,011	$738,522	$12,303	1,472	$(46,910)

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2002	2001	2000

Cash Flows From Operating Activities:
Net earnings	$531,717	$305,476	$108,315
Adjustment to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	8,744	—
Depreciation and amortization	74,163	118,282	95,427
Net increase (decrease) in reserve for claim losses	6,920	(26,429)	(3,225)
Provision for losses on real estate and notes receivable	631	650	1,016
(Gain) loss on sales of investments and other assets	(12,019)	(6,349)	201
Changes in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in leases and residual interests in securitizations	54,641	(28,341)	(12,801)
Tax benefit associated with the exercise of stock options	21,329	8,814	17,000
Net (increase) decrease in secured trust deposits	(5,316)	1,237	(16,577)
Net increase in trade receivables	(49,993)	(28,611)	(10,775)
Net increase in prepaid expenses and other assets	(12,879)	(19,146)	(36,076)
Net increase in accounts payable, accrued liabilities and minority interests	157,560	27,938	30,639
Net increase (decrease) in income taxes	47,235	65,275	(12,081)

Net cash provided by operating activities	813,989	427,540	161,063

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	1,128,301	892,790	340,029
Proceeds from maturities of investment securities available for sale	165,166	109,594	64,935
Proceeds from sales of title plant and property and equipment	—	1,352	—
Proceeds from sales of real estate	9,669	2,220	6,170
Collections of notes receivable	11,779	4,753	11,833
Additions to title plants	(564)	(1,232)	(1,673)
Additions to property and equipment	(77,245)	(42,008)	(47,953)
Additions to notes receivable	(5,668)	(9,771)	(10,135)
Purchases of investment securities available for sale	(1,467,938)	(1,172,701)	(282,164)
Net purchases from short-term investment activities	(392,336)	(82,437)	(196,414)
Sale of subsidiary, net of cash sold	15,500	—	—
Acquisition of businesses, net of cash acquired	(59,516)	(74,355)	(537,980)

Net cash used in investing activities	(672,852)	(371,795)	(653,352)

Cash Flows From Financing Activities:
Borrowings	26,037	119,475	767,040
Net proceeds from common stock offering	—	256,301	—
Net proceeds from issuance of notes	—	250,000	—
Debt service payments	(104,993)	(595,215)	(205,861)
Dividends paid	(38,485)	(31,333)	(22,615)
Exercise of stock options	50,350	11,852	46,521
Purchases of treasury stock	(61,210)	(22,926)	(551)

Net cash provided by (used in) financing activities	(128,301)	(11,846)	584,534

Net increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	12,836	43,899	92,245
Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at beginning of year	174,713	130,814	38,569

Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at end of year	$187,549	$174,713	$130,814

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

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

      In addition, the Company provides a broad array of escrow and other title related services, as well as real estate related services, including: collection and trust activities, trustee’s sales guarantees, recordings, reconveyances, property appraisal, credit reporting, exchange intermediary services, real estate tax services, home warranty insurance, foreclosure posting and publishing, loan portfolio services, flood certification, field services, property data and disclosure services, multiple listing services, mortgage loan fulfillment services, flood insurance and home owners insurance.

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

      The Company includes the accounts of its majority-owned real estate related services public subsidiary, Fidelity National Information Solutions, Inc. (NASDAQ: FNIS, “FNIS”), formerly VISTA Information Solutions, Inc. (“Vista”), and its majority-owned information services subsidiary, Micro General Corporation (“Micro General”), which was merged with FNIS on July 9, 2002 (see Note B), in its consolidated results. As of December 31, 2002, the Company owns approximately 66.1% of the outstanding common stock of FNIS.

      The Company also originates, funds, purchases, sells, securitizes and services equipment leases for a broad range of businesses through its wholly-owned subsidiary, FNF Capital, Inc. (“FNF Capital”). In the fourth quarter of 2001, the Company discontinued its small-ticket lease origination business.

Principles of Consolidation and Basis of Presentation

      The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. The Company’s investments in non-majority-owned partnerships and affiliates are accounted for on the equity method. The Company’s financial results for the year ended December 31, 2001 include the results of the former operations of Vista for the period from August 1, 2001, the acquisition date, through December 31, 2001. The Company’s financial results for the year ended December 31, 2000 include the operations of Chicago Title Corporation (“Chicago Title”) for the period from March 20, 2000, the merger date, through December 31, 2000. See Note B.

      All dollars presented in the accompanying Consolidated Financial Statements are in thousands, except per share amounts and unless indicated otherwise.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

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

      Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Unrealized gains or losses on fixed maturity and equity securities which are classified as available for sale, net of applicable deferred income taxes (benefits), are excluded from earnings and credited or charged directly to a separate component of stockholders’ equity. If any unrealized losses on fixed maturity or equity securities are deemed other-than-temporary, such unrealized losses are recognized as realized losses.

Leases and Residual Interests in Securitizations

      Leases and residual interests in securitizations includes direct financing leases, direct financing leases assigned to lender and residual interests in lease securitizations.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

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

      The Company’s securitizations are generally structured as follows: first, the Company sells a portfolio of lease receivables to a special purpose entity (“SPE”) which has been established for the limited purpose of buying and reselling the Company’s lease receivables; next, the SPE transfers the same receivables to a Trust (the “Trust”), and the Trust in turn issues interest-bearing asset-backed securities generally in an amount equal to the aggregate initial principal balance of the lease receivables, multiplied by an advance rate. At the close of each securitization that is accounted for as a sale, the Company removes from its consolidated balance sheet the lease receivables held for sale and adds to its consolidated balance sheet (i) the cash received and (ii) the allocated cost of residual interests in securitizations, which consists of (a) cash collateral account and (b) net excess cash flows. At December 31, 2002 and 2001, the Company’s remaining securitization facilities had an aggregate outstanding balance of $95.8 million and $218.7 million, respectively. Of those amounts, the remaining balance related to securitizations accounted for as sales were $16.4 million and $79.6 million at December 31, 2002 and 2001, respectively.

      During 2002 and 2001, all securitization transactions were structured such that sale accounting was not achieved. The related leases and debt continue to be recognized on the Company’s balance sheet.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

      During the second quarter of 2001, the Company adopted Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, (“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities including agency interest-only strips, whether purchased or retained in securitization and determining when these securities must be written down to fair value because of impairment. Adoption of EITF 99-20 requires the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings when any portion of the decline in fair value is attributable to an impairment loss, rather than an unrealized loss in stockholders’ equity. As such, the Company recorded a charge of $5.7 million, net of income tax benefit of $3.0 million, in the second quarter of 2001.

      The Company is not aware of an active market for the purchase or sale of Residuals at this time. Accordingly, the Company estimates the fair value of the Residuals by calculating the present value of the estimated expected future excess cash flows received by the Company after being released by the Trust (cash out method) using a discount rate of approximately 12%, which management believes is commensurate with the risks involved. The Company estimates the future rates of prepayments, delinquencies, defaults and default loss severity as they impact the amount and timing of the estimated cash flows. The Company uses a zero prepayment estimate because the lease contracts generally require the lessee to pay all or a majority of the lease payments due under the remaining lease term. The Company’s loss is based on historical loss data for comparable leases and the specific characteristics of the leases originated by the Company. The Company’s default estimates resulted in a weighted average life of the pool of leases of between approximately 1.5 and 2.0 years.

Sales of Leases

      Gains or losses resulting from the sales of leases are recognized in the accompanying Consolidated Statements of Earnings at the date of sale and are based upon the excess of the proceeds over the allocated cost of the leases sold. Nonrefundable fees and direct costs associated with the origination of leases are deferred and recognized over the life of the lease and any remaining unamortized balance is recognized when the leases are sold.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

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

Adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”)

      SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount.

      As required by SFAS No. 142, the Company has completed an annual goodwill impairment test on its reporting units and has determined that each of its reporting units has a fair value in excess of its carrying value. Accordingly, no goodwill impairment has been recorded.

      Beginning on January 1, 2002, the Company ceased recording goodwill amortization in accordance with SFAS No. 142. The following table reconciles reported net earnings and net earnings per share to adjusted net earnings and net earnings per share:

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Reported net earnings	$531,717	$305,476	$108,315
Add back: Goodwill amortization	—	54,155	35,003
Add back: Tax effect of goodwill amortization	—	(1,062)	(838)

Adjusted net earnings	$531,717	$358,569	$142,480

Basic Earnings Per Share:
Reported net earnings	$5.58	$3.25	$1.52
Goodwill amortization	—	0.57	.49
Tax effect of goodwill amortization	—	(.01)	(.01)

Adjusted net earnings per share — basic	$5.58	$3.81	$2.00

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Diluted Earnings Per Share:
Reported net earnings	$5.38	$3.15	$1.47
Goodwill amortization	—	0.56	.47
Tax effect of goodwill amortization	—	(.01)	(.01)

Adjusted net earnings per share — diluted	$5.38	$3.70	$1.93

Goodwill and Intangible Assets

      At December 31, 2002 and 2001, goodwill was $1,089.5 million and $901.4 million, respectively, less accumulated amortization of $92.9 million in both 2002 and 2001. In accordance with SFAS No. 142, the Company ceased recording goodwill amortization beginning on January 1, 2002.

      Prior to the adoption of SFAS No, 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 7 to 20 years, and assessed for recoverability by an analysis of the undiscounted future cash flows generated by the underlying assets. In 2001, the Company recorded pre-tax asset impairment losses totaling $16.6 million, of which $13.5 million related to the Company’s decision to discontinue FNF Capital’s small-ticket lease origination business and $3.1 million related to Micro General’s decision to discontinue its wholesale international long distance business. These amounts are included as part of the $10.0 million after tax charges the Company recorded in the fourth quarter of 2001. In 2000, the Company recorded pre-tax impairment losses totaling $7.0 million, primarily relating to the write-off of goodwill and capitalized software costs of non-title related businesses. These amounts are included as part of the $13.4 million after tax charges the Company recorded in the first quarter of 2000.

      Intangible assets are included in prepaid expenses and other assets and include capitalized software costs and other intangible assets, which consist mainly of capitalized debt offering costs, contracts, customer relationships, patents and trademarks, and are amortized on a straight-line basis over 3 to 20 years. At December 31, 2002, capitalized software costs were $136.1 million, less accumulated amortization of $27.5 million and other intangible assets were $ 71.8 million, less accumulated amortization of $14.8 million. At December 31, 2001, capitalized software costs were $97.0 million, less accumulated amortization of $20.3 million and other intangible assets were $20.7 million, less accumulated amortization of $8.2 million.

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

Reserve for Claim Losses

      The Company’s reserve for claim losses includes known claims as well as losses the Company expects to incur, net of recoupments. Each known claim is reserved based on a review by the Company as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims which are

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

incurred but not reported are established at the time premium revenue is recognized based on historical loss experience and other factors, including industry averages, claim loss history, current legal environment, geographic considerations and type of policy written.

      The reserve for claim losses also includes reserves for losses arising from the escrow, closing and disbursement functions due to fraud or operational error.

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

Title Premiums, Escrow and Other Title Related Fees, Real Estate Related Services and Other Income

      Direct title insurance premiums and escrow and other title related fees are recognized as revenue at the time of closing of the related transaction as the earnings process is considered complete. Agency title insurance premiums are recognized as revenue when policies are reported to the Company and are recorded as revenue on a gross basis (before the deduction of agent commissions). The Company accrues for unreported agency title insurance premiums based on historical reporting patterns of its agents and current trends. Real estate related services and other income are recognized over the period the related services are provided.

      Other income represents revenue generated from the operations of Micro General, which was merged with FNIS on July 9, 2002, and FNF Capital.

Share and Per Share Restatement

      On April 24, 2002, the Company declared a 10% stock dividend to stockholders of record on May 9, 2002, payable on May 23, 2002. On July 24, 2001, the Company declared a 10% stock dividend to stockholders of record on August 9, 2001, payable on August 23, 2001. The fair value of the additional shares of common stock issued in connection with the stock dividends was credited to additional paid-in capital and a like amount charged to retained earnings during 2002 and 2001. Fractional shares were paid in cash.

      All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, in the Consolidated Financial Statements and Notes thereto have been retroactively adjusted to reflect the stock dividends.

Earnings Per Share

      Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings available to common stockholders plus the impact of assumed conversions

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

of dilutive potential securities. The Company has granted certain options and warrants which have been treated as common share equivalents for purposes of calculating diluted earnings per share.

      The following table presents the computation of basic and diluted earnings per share before cumulative effect of a change in accounting principle:

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Basic and diluted earnings before cumulative effect of a change in accounting principle	$531,717	$311,185	$108,315

Weighted average shares outstanding during the year, basic basis	95,371	94,048	71,173
Plus: Common stock equivalent shares assumed from conversion of options	3,444	2,817	2,560

Weighted average shares outstanding during the year, diluted basis	98,815	96,865	73,733

Basic earnings per share before cumulative effect of a change in accounting principle	$5.58	$3.31	$1.52

Diluted earnings per share before cumulative effect of a change in accounting principle	$5.38	$3.21	$1.47

      Options to purchase 68,120 shares, 207,720 shares and 1,408,170 shares of the Company’s common stock were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the years ended December 31, 2002, 2001 and 2000, respectively.

     Stock-Based Compensation Plans

      At December 31, 2002, the Company has seven stock-based employee compensation plans, which are described more fully in Note L. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant; therefore no stock-based compensation cost is reflected in net income. However, certain of the Company’s stock-based compensation plans allow for exercise prices with a fixed discount from the quoted market price, and as such, employee compensation cost is reflected in net income as it pertains to the exercise price decrease. The following table illustrates the effect on net income and

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (see Note L):

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Net earnings, as reported	$531,717	$305,476	$108,315
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	531	404	264
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(10,990)	(14,607)	(9,024)

Pro forma net earnings	$521,258	$291,273	$99,555

Earnings per share:
Basic — as reported	$5.58	$3.25	$1.52
Basic — pro forma	$5.47	$3.10	$1.40
Diluted — as reported	$5.38	$3.15	$1.47
Diluted — pro forma	$5.26	$3.00	$1.34

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

     Certain Reclassifications

      Certain reclassifications have been made in the 2001 and 2000 Consolidated Financial Statements to conform to the classifications used in 2002.

B. Acquisitions

      On March 20, 2000, Chicago Title Corporation (“Chicago Title”) merged with and into the Company pursuant to an Agreement and Plan of Merger, dated August 1, 1999, as amended on October 13, 1999. Pursuant to the merger agreement, Chicago Title stockholders received aggregate merger consideration valued at approximately $1.1 billion. The merger consideration was paid in the form of 1.9440 shares of Company common stock and $26.00 in cash for each share of Chicago Title common stock, resulting in the issuance of approximately 46.9 million shares of Company common stock valued at an average price during the applicable trading period of $11.9792 per share and the payment of approximately $570.2 million in cash. The merger was accounted for as a purchase.

      In connection with the merger, the Company entered into a syndicated credit agreement. See Note G. Amounts borrowed under the credit agreement were used to finance the cash portion of the merger consideration, to refinance previously existing indebtedness, to pay fees and expenses incurred in connection with the merger and to fund other general corporate purposes.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

      The assets acquired, including goodwill, (see Note A), and liabilities assumed in the Chicago Title merger were as follows (dollars in thousands):

Tangible assets acquired at fair value	$1,774,016
Goodwill	762,304
Liabilities assumed at fair value	(1,429,860)

Total purchase price	$1,106,460

      Selected unaudited pro forma combined results of operations for the year ended December 31, 2000, assuming the merger had occurred as of January 1, 2000, and using actual general and administrative expenses prior to the merger, are set forth below:

December 31, 2000

(In thousands, except
per data share)
Total revenue	$3,074,254
Net earnings before merger-related expenses and non-recurring charges	$119,004
Net earnings	$85,216
Basic net earnings per share before merger-related expenses and non-recurring charges	$1.46
Diluted net earnings per share before merger-related expenses and non-recurring charges	$1.42
Basic net earnings per share	$1.05
Diluted net earnings per share	$1.02

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

      On August 1, 2001, the Company acquired approximately 80% of the outstanding common stock of FNIS, formerly VISTA, a provider of real estate information products and services, including multiple listing services and environmental data and disclosure information businesses. In consideration for this acquisition, the Company contributed its wholly-owned tax, credit, flood, appraisal, property records (IDM) and multiple listing service (Risco) businesses to the former Vista entity and as a result, immediately following the consummation of the transaction, the Company owned approximately 80% of the combined entity. For the period from August 1, 2001, the acquisition date, through December 31, 2002, the results of the former operations of Vista are included in the Company’s Consolidated Financial Statements.

      On April 30, 2002, FNIS announced a tender offer for all of the outstanding shares of Micro General, whereby each share of Micro General common stock would be exchanged for shares of FNIS common stock. On July 9, 2002, the tender offer and subsequent short form merger was completed and Micro General became a wholly-owned subsidiary of FNIS. Under the terms of the tender offer and merger, each share of Micro General common stock was exchanged for .696 shares of FNIS common stock. FNIS issued approximately 12.9 million shares of common stock to Micro General stockholders, resulting in approximately 38.3 million outstanding shares of FNIS common stock. As of December 31, 2002, the Company owns

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

approximately 66.1% of the outstanding common stock of FNIS. In the Company’s Consolidated Financial Statements, this transaction is accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and FASB Technical Bulletin 85-5. Accordingly, FNIS’s acquisition of the minority stockholders’ interest in Micro General (the “noncontrolled equity interest”) was recognized by the Company as the acquisition of shares from a minority interest, which is accounted for by the purchase method under SFAS No. 141. FNIS’s acquisition of the Company’s interest in Micro General (the “controlled equity interest”) is not considered a business combination and, therefore, the Company recognized the related assets and liabilities transferred from the controlled equity interest in Micro General to FNIS at their historical carrying values. The market price per share of FNIS common stock that was issued to Micro General minority stockholders in this transaction exceeded the Company’s carrying amount per share of FNIS common stock, resulting in an increase of $98.7 million to the Company’s consolidated equity and an increase in net assets, the majority of which was goodwill. The Company has recorded certain preliminary purchase accounting adjustments, which are based on estimates utilizing available information. Such purchase accounting adjustments may be refined as additional information becomes available.

      On May 23, 2002, the Company acquired a 75% interest in Homebuilders Financial Network, Inc. (“HFN”), a provider of outsource mortgage loan fulfillment services to homebuilders, for approximately $21.0 million in cash.

      In July 2002, the Company purchased 883,178 shares of the common stock of ANFI, Inc. (“ANFI”), a publicly traded California corporation, formerly known as American National Financial, Inc. (NASDAQ:ANFI), of which 98,200 shares were purchased in the open market at an average price of $11.51, and the remaining shares were purchased from certain executive officers of ANFI for a negotiated price of $12.00 per share. As a result of these purchases, the Company increased its ownership percentage of ANFI to approximately 28.0%. As of December 31, 2002 the Company accounted for its investment in ANFI under the equity method of accounting.

      On January 9, 2003, the Company entered into an Agreement and Plan of Merger with ANFI, Inc. The merger agreement was subsequently amended on February 21, 2003. Pursuant to the merger agreement, ANFI will merge with and into the Company’s wholly-owned merger subsidiary. In the merger, each share of ANFI common stock (other than ANFI common stock the Company already owns) will be exchanged for 0.454 of a share of the Company’s common stock. The consummation of the transaction is subject to the approval of ANFI stockholders. The ANFI stockholder meeting is currently scheduled to be held on March 26, 2003 and the Company currently anticipates closing the merger on March 27, 2003. The Company anticipates that it will issue approximately 3.2 million shares of its common stock to the ANFI stockholders in the merger.

      In accordance with the provisions of SFAS No. 142, goodwill recorded in transactions occurring after June 30, 2001, will not be amortized. See Note A.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

C. Investments

      The carrying amounts and fair values of the Company’s fixed maturity securities at December 31, 2002 and 2001 are as follows:

	December 31, 2002

			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
Fixed maturity investments (available for sale):
U.S. government and agencies	$643,767	$625,710	$18,059	$(2)	$643,767
States and political subdivisions	609,279	584,436	24,929	(86)	609,279
Corporate securities	215,702	208,919	8,759	(1,976)	215,702
Foreign government bonds	2,665	2,629	36	—	2,665
Mortgage-backed securities	92,770	90,263	2,507	—	92,770

	$1,564,183	$1,511,957	$54,290	$(2,064)	$1,564,183

	December 31, 2001

			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
Fixed maturity investments (available for sale):
U.S. government and agencies	$461,217	$453,077	$9,536	$(1,396)	$461,217
States and political subdivisions	518,738	504,981	14,191	(434)	518,738
Corporate securities	233,612	230,427	6,699	(3,514)	233,612
Foreign government bonds	2,222	2,134	88	—	2,222
Mortgage-backed securities	451	660	19	(228)	451

	$1,216,240	$1,191,279	$30,533	$(5,572)	$1,216,240

      The change in unrealized gains (losses) on fixed maturities for the years ended December 31, 2002, 2001, and 2000 was $27.3 million, $2.6 million and $29.1 million, respectively.

      Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

      The following table presents certain information regarding the Company’s fixed maturity securities at December 31, 2002:

	December 31, 2002 ?

	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total

	(Dollars in thousands)
One year or less	$195,739	12.9%	$195,807	12.5%
After one year through five years	832,792	55.0	865,405	55.4
After five years through ten years	253,257	16.8	267,737	17.1
After ten years	139,906	9.3	142,464	9.1

	1,421,694		1,471,413
Mortgage-backed securities	90,263	6.0	92,770	5.9

	$1,511,957	100.0%	$1,564,183	100.0%

Subject to call	$65,787	4.4%	$68,408	4.4%

      Fixed maturity securities valued at approximately $61.3 million and $38.1 million were on deposit with various governmental authorities at December 31, 2002 and 2001, respectively, as required by law.

      Equity securities at December 31, 2002 and 2001 consist of investments in various industry groups as follows:

	December 31,

	2002		2001

		Fair		Fair
	Cost	Value	Cost	Value

	(Dollars in thousands)
Banks, trust and insurance companies	$6,991	$8,634	$6,247	$5,951
Industrial, miscellaneous and all other	55,199	65,767	46,864	50,409

	$62,190	$74,401	$53,111	$56,360

      The carrying value of the Company’s investment in equity securities is fair value. As of December 31, 2002, gross unrealized gains and gross unrealized losses on equity securities were $15.4 million and $3.2 million, respectively. Gross unrealized gains and gross unrealized losses on equity securities were $5.7 million and $2.5 million, respectively, as of December 31, 2001.

      The change in unrealized gains (losses) on equity securities for the years ended December 31, 2002, 2001 and 2000 was $9.0 million, $16.2 million and ($12.2) million, respectively.

      Interest and investment income consists of the following:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Cash and cash equivalents	$1,691	$3,038	$4,194
Fixed maturity securities	60,457	61,735	58,452
Equity securities	1,662	5,158	4,721
Short-term investments	11,637	19,591	15,203
Notes receivable	2,570	3,583	4,822

	$78,017	$93,105	$87,392

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

      Net realized gains (losses) amounted to $12.0 million, $6.3 million and ($201) for the years ended December 31, 2002, 2001 and 2000, respectively. Included in 2002 net realized gains are other-than-temporary impairment losses of $11.3 million recorded on CKE during the fourth quarter of 2002 and $3.3 million recorded on MCI WorldCom bonds in the second quarter of 2002. Included in 2001 net realized gains is an other-than-temporary impairment loss of $4.4 million recorded on Enron Corporation bonds. There were no individually significant net realized gains or losses in 2000. All amounts are before applicable income taxes.

      During the years ended December 31, 2002, 2001 and 2000, gross realized gains on sales of fixed maturity securities considered available for sale were $26.1 million, $16.5 million and $1.7 million, respectively; and gross realized losses were $7.7 million, $7.3 million and $586, respectively. Gross proceeds from the sale of fixed maturity securities considered available for sale amounted to $776.9 million, $516.5 million and $289.6 million during the years ended December 31, 2002, 2001 and 2000, respectively.

      During the years ended December 31, 2002, 2001 and 2000, gross realized gains on sales of equity securities considered available for sale were $26.6 million, $18.4 million and $8.9 million, respectively; and gross realized losses were $53.9 million, $36.1 million and $9.4 million, respectively. Gross proceeds from the sale of equity securities amounted to $351.4 million, $376.3 million and $50.4 million during the years ended December 31, 2002, 2001 and 2000, respectively.

D. Leases and Residual Interests in Securitizations

     Direct Financing Leases

      Direct financing leases at December 31, 2002 and 2001 consist of the following:

	December 31, 2002

		Direct Financing
	Direct Financing	Leases Assigned
	Leases	to Lender

	(Dollars in thousands)
Minimum lease payments receivable	$44,113	$99,043
Estimated residual values of leased property	4,829	5,284
Lease acquisition costs and broker commissions	1,311	3,384
Unearned income	(6,809)	(17,361)
Allowance for credit losses	(5,423)	(5,843)
Security deposits	(1,770)	(3,576)

	$36,251	$80,931

	December 31, 2001

		Direct Financing
	Direct Financing	Leases Assigned
	Leases	to Lender

	(Dollars in thousands)
Minimum lease payments receivable	$47,284	$156,507
Estimated residual values of leased property	2,417	6,164
Lease acquisition costs and broker commissions	1,894	7,050
Unearned income	(10,170)	(35,065)
Allowance for credit losses	(4,902)	(5,758)
Security deposits	(2,360)	(4,240)

	$34,163	$124,658

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

      Scheduled collections of minimum lease payments receivable are as follows:

		Direct Financing
	Direct Financing	Leases Assigned
	Leases	to Lender

	(Dollars in thousands)
2003	$22,926	$40,928
2004	10,242	32,760
2005	6,396	20,603
2006	4,035	3,744
2007	283	971
Thereafter	231	37

	$44,113	$99,043

      At December 31, 2002, the weighted average implicit rate of interest is approximately 10.06%.

      The carrying value of the direct financing leases at December 31, 2002 and 2001 approximates fair value because of the short-term period that these leases are held before sale or securitization or, in certain cases, because the interest rate approximates current market rates. The fair value of the direct financing leases assigned to lender at December 31, 2002 and 2001 approximated the carrying value because the interest rate on the related lease-backed notes approximates current market rates.

  Lease Securitization and Residual Interests in Securitizations

      The Company had two remaining securitization facilities with an aggregate outstanding balance of $95.8 million as of December 31, 2002. As of December 31, 2001, the Company had four remaining securitization facilities with an outstanding balance of $218.7 million. FNF Funding X is accounted for as a collateralized borrowing. GF Funding IV and GF Funding V were closed during 2002.

      The following table presents certain information related to the Company’s securitization facilities at December 31, 2002 and 2001:

	December 31,

	2002			2001

			Net			Net
	Available	Outstanding	Residual	Available	Outstanding	Residual
	Credit	Balance	Interest	Credit	Balance	Interest

	(Dollars in thousands)
GF Funding IV	$—	$—	$—	$—	$31,724	$7,509
GF Funding V	—	—	—	—	10,833	2,955
GF Funding VIII	—	16,366	2,060	—	37,091	4,598
FNF Funding X	—	79,448	—	—	139,062	—

	$—	$95,814	$2,060	$—	$218,710	$15,062

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

E. Notes Receivable

      Notes receivable consist of the following:

	December 31,

	2002	2001

	(Dollars in thousands)
Mortgage notes, secured by various deeds of trust, installments due monthly including interest at rates ranging from 6.25% to 10.0%, due through 2022	$861	$519
Promissory notes, secured by various assets and unsecured, installments due monthly including interest at rates ranging from 4.5% to 12.0%, due through 2008	11,408	17,507
Officer and employee secured and unsecured notes receivable at rates ranging from 5.0% to 10.0%, due through 2007	2,654	2,669
Employee and Director Plan, unsecured notes receivable at 5.0% due 2005	150	6,051

	15,073	26,746
Allowance for doubtful receivables	(2,710)	(6,597)

	$12,363	$20,149

      The allowance for doubtful receivables is primarily related to certain promissory notes at December 31, 2002 and 2001. Interest income is not recognized on the Company’s non-performing notes receivable. There were no non-performing notes receivable at December 31, 2002 or 2001.

      On March 17, 1999, the Company’s Board of Directors approved the adoption of the Fidelity National Financial, Inc. Employee Stock Purchase Loan Plan (“Employee Plan”) and the Non-Employee Director Stock Purchase Loan Program (“Director Plan”). The purpose of the Employee Plan and Director Plan was to provide key employees and directors with further incentive to maximize stockholder value. Employee Plan and Director Plan funds were used to make private or open market purchases of Company common stock through a broker-dealer designated by the Company. All loans are full recourse and unsecured, and have a five-year term. Interest accrues on the loans at a rate of 5.0% per annum, due at maturity. These loans may be prepaid any time without penalty. The Company originally loaned an aggregate of $7.3 million to purchase 575,397 shares of Company common stock at an average purchase price of $12.39 per share under the Employee and Direct Plans. As of December 31, 2001, the balance of these loans was $6.1 million. During 2002, $5.9 million in principal of these loans were repaid, of which the Company accepted 165,950 shares of its common stock as full payment for certain of these loans, including accrued interest, in connection with its stock repurchase program (see Note K). The price per share was determined based on the closing price on the date the loans were repaid and averaged $30.19 per share. The shares received were retired in December 2002. Subsequent to December 31, 2002, the remaining $150 of Employee and Director Plan loans was paid in full.

      The carrying value of the Company’s notes receivable approximated their estimated fair values at December 31, 2002 and 2001. The fair values of significant notes receivable are established using discounted cash flow analyses based on current market interest rates and comparison of rates being received to interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. All other notes receivable are not significant individually or in the aggregate, or are current and at market rates, and their carrying value approximates fair value.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

F. Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2002	2001

	(Dollars in thousands)
Land	$7,199	$9,238
Buildings	24,754	31,677
Leasehold improvements	56,947	45,765
Furniture, fixtures and equipment	213,608	246,707

	302,508	333,387
Accumulated depreciation and amortization	(136,913)	(171,744)

	$165,595	$161,643

G. Notes Payable

      Notes payable consist of the following:

	December 31,

	2002	2001

	(Dollars in thousands)
Syndicated credit agreement, unsecured, interest due quarterly at LIBOR plus 1.00% (2.38% at December 31, 2002), unused portion of $250,000 at December 31, 2002	$120,349	$135,000
Unsecured notes, net of discount, interest payable semi-annually at 7.3%, due August 2011	249,135	249,034
Lease-backed notes, secured by security interest in certain leases and underlying equipment, interest due monthly at various fixed rates ranging from 5.65% — 9.00%, due at various dates in 2007	65,071	109,866
Bank promissory notes, secured by equipment, principal and interest due monthly with various interest rates and maturities	26,301	43,162
Bank promissory notes, secured by security interests in certain leases and underlying equipment, interest due monthly at various fixed rates (4.58% — 10.50% at December 31, 2002), due at various maturities	16,340	16,059
Other promissory notes with various interest rates and maturities	16,262	12,569

	$493,458	$565,690

      The carrying value of the Company’s notes payable, excluding lease-backed notes payable, approximated estimated fair values at December 31, 2002 and 2001. The fair value of the Company’s fixed rate and variable rate notes payable is estimated using discounted cash flow analyses based on current market interest rates and comparison of interest rates being paid to the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

      In connection with the Chicago Title merger, the Company entered into a syndicated credit agreement. The credit agreement provides for three distinct credit facilities:

•	$100.0 million, 18 month revolving credit facility due September 30, 2001, which was repaid and terminated on January 24, 2001;

•	$250.0 million, 6 year revolving credit facility due March 19, 2006; and

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

•	$450.0 million term loan facility with a 6 year amortization period, due March 19, 2006.

      The credit agreement bears interest at a variable rate of interest based on the debt ratings assigned to the Company by certain independent agencies, and is unsecured. In May 2002, the interest rate was reduced to LIBOR plus 1.00% from LIBOR plus 1.125%, as a result of an upgrade to the Company’s debt ratings. Amounts borrowed under the credit agreement were used to pay the cash portion of the merger consideration, to refinance previously existing indebtedness, to pay fees and expenses incurred in connection with the merger and to fund other general corporate purposes. As of December 31, 2002, $120.3 million was outstanding under the Company’s credit agreement and the Company had $250.0 million of borrowings available under its credit agreement.

      The credit agreement and other debt facilities impose certain affirmative and negative covenants on the Company relating to current debt ratings, certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions and restricted payments, and certain dividend restrictions. The Company is in compliance with all of its debt covenants as of December 31, 2002.

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

      On March 11, 2003, the Company completed a public offering of $250.0 million aggregate principal amount of 5.25% notes due March 15, 2013. The notes were priced at 99.247% of par to yield 5.433% annual interest. The Company received net proceeds of approximately $246.1 million, after expenses, which will be used to pay a portion of the $1,050.0 million purchase price of ALLTEL Information Services, Inc. See Note P.

      Principal maturities, including the $250.0 million, 5.25% notes issued subsequent to December 31, 2002, are as follows (dollars in thousands):

2003	$68,541
2004	51,098
2005	47,529
2006	11,510
2007	65,638
Thereafter	499,142

$743,458

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

H. Income Taxes

      Income tax expense consists of the following:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Current	$266,913	$159,580	$58,687
Deferred	39,555	46,873	27,937

	$306,468	$206,453	$86,624

      Total income tax expense was allocated as follows:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Income from continuing operations	$306,468	$209,488	$86,624
Cumulative effect of a change in accounting principle	—	(3,035)	—

	$306,468	$206,453	$86,624

      The effective income tax rate differs from the statutory income tax rate as follows:

	Year Ended December 31,

	2002	2001	2000

Statutory income tax rate	35.0%	35.0%	35.0%
Tax exempt interest income	(0.8)	(1.6)	(3.8)
Goodwill amortization	—	3.7	6.9
Non-deductible expenses	0.2	0.7	2.0
State taxes, net of Federal deduction	1.7	2.0	2.8
Other	(0.1)	0.3	1.2

	36.0%	40.1%	44.1%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

      The deferred tax assets and liabilities at December 31, 2002 and 2001 consist of the following:

	December 31,

	2002	2001

	(Dollars in thousands)
Deferred Tax Assets:
Provision for claim losses in excess of statutory amounts	$74,580	$78,450
Employee benefit accruals	58,642	57,821
Excess book over tax provision for bad debts	1,458	2,635
Accrued liabilities	8,474	5,914
Deferred state income taxes	9,704	12,997
Deferred revenue	14,743	4,089
Other assets	23,140	30,007
Net operating loss carryovers	5,723	17,034
Lease accounting	3,271	4,881

	199,735	213,828
Less: Valuation allowance	—	—

Total deferred tax assets	199,735	213,828

Deferred Tax Liabilities:
Section 338(h)(10) gain deferral	1,257	1,244
Depreciation and amortization	29,582	14,757
Other liabilities	83,563	79,108
Investment securities	23,053	8,802
Other	6,723	3,104

Total deferred tax liabilities	144,178	107,015

Net deferred tax asset	$55,557	$106,813

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

      Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. No valuation allowance is necessary for 2002 and 2001.

      The Company’s 1998 and 1999 federal income tax returns are currently under examination by the Internal Revenue Service. Based on information currently available, management does not believe the outcome of these examinations will have a material impact on the Company.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

I.  Summary of Reserve for Claim Losses

      A summary of the reserve for claim losses follows:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Beginning balance	$881,053	$907,482	$239,962
Reserves assumed	—	—	669,837 (1)
Claim loss provision related to:
Current year	207,290	161,669	108,985
Prior years	(29,899)	(26,945)	(11,663)

Total claim loss provision	177,391	134,724	97,322
Claims paid, net of recoupments related to:
Current year	(10,058)	(9,387)	(6,479)
Prior years	(160,413)	(151,766)	(93,160)

Total claims paid, net of recoupments	(170,471)	(161,153)	(99,639)

Ending balance	$887,973	$881,053	$907,482

Provision for claim losses as a percentage of title insurance premiums	5.0%	5.0%	5.0%

(1)	In connection with the Chicago Title merger on March 20, 2000, the Company assumed Chicago Title’s then outstanding reserve for claim losses.

      The favorable development on prior years’ loss reserves during 2002, 2001 and 2000 was attributable to lower than expected payment levels on recent issue years which included periods of increased resale activity as well as a high proportion of refinance business. As a result, title policies issued in prior years have been replaced by the more recently issued policies, therefore generally terminating much of the loss exposure on the previously issued policies.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

      The Company was named in class action lawsuits alleging irregularities and violations of law in connection with title and escrow practices. Three lawsuits are currently pending. Four previously filed lawsuits have been settled or dismissed. The three pending suits are filed by private parties in State court in Los Angeles. On October 8, 2002, the Company reached a settlement with the Attorney General and the State of California in the defendant class lawsuit filed against the Company and the Company’s principal competitors on behalf of the entire title and escrow industry in California. Under the terms of the settlement, the Company will pay $5.1 million to the California Attorney General and a total of up to $26.0 million in the form of (i) cash payments to former escrow customers that meet certain eligibility requirements and file timely claims, and (ii) discounts on future escrow and title insurance services to eligible customers as agreed to in the settlement. In reaching the settlement, the Company denied any liability or wrongdoing. The settlement is contingent upon certain verification procedures which are currently ongoing.

      Three lawsuits, captioned Schneider v. Fidelity National Financial, Inc. et al. (Case No. 03CC00017), Rossi V. Michael C. Lowther, et al. (Case No,. 03CC0021) and Miller v. Michael C. Lowther, et al. (Case No. 03CC00018), have been filed in Orange County Superior Court naming as defendants the Company and the members of the Board of Directors of ANFI. The complaints seek class action status and allege breach of fiduciary duty in connection with the approval of the merger by ANFI’s directors. The Company believes the lawsuits are without merit.

      In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. The Company has a contingent liability relating to proper disposition of these balances for our customers which amounted to $6.7 billion at December 31, 2002. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2002 related to these arrangements.

      The Company leases certain of its premises and equipment under leases which expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years.

      Future minimum operating lease payments are as follows (dollars in thousands):

2003	$100,995
2004	79,270
2005	60,927
2006	43,710
2007	29,707
Thereafter	53,644

Total future minimum operating lease payments	$368,253

      Rent expense incurred under operating leases during the years ended December 31, 2002, 2001 and 2000 was $126.0 million, $108.8 million and $86.5 million, respectively.

K. Regulation and Stockholders’ Equity

      Title insurance companies, including underwriters, underwritten title companies and independent agents, are subject to extensive regulation under applicable state laws. Each insurance underwriter is usually subject to

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

a holding company act in its state of domicile which regulates, among other matters, the ability to pay dividends and investment policies. The laws of most states in which the Company transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting principles, financial practices, establishing reserve and capital and surplus as regards policyholders (“capital and surplus”) requirements, defining suitable investments for reserves and capital and surplus and approving rate schedules. Effective January 2001, the Company’s insurance subsidiaries were required to prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners’ Statements of Statutory Accounting Principles (“Codification”), subject to the adoption by its respective domiciliary states. The adoption of Codification did not have a material effect on the statutory capital and surplus of the Company’s insurance subsidiaries.

      Pursuant to statutory accounting requirements of the various states in which the Company’s title insurance subsidiaries are licensed, they must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten or the age and dollar amount of statutory premiums written. As of December 31, 2002, the combined statutory unearned premium reserve required and reported for the Company’s title insurance subsidiaries was $861.4 million.

      The insurance commissioners of their respective states of domicile regulate the Company’s title insurance subsidiaries. Regulatory examinations usually occur at three-year intervals, and certain of these examinations are currently ongoing.

      The Company’s title insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. During 2003, the Company’s title insurance subsidiaries can pay dividends or make other distributions to the Company of $114.9 million.

      The combined statutory capital and surplus of the Company’s title insurance subsidiaries was $614.8 million, $514.7 million and $461.4 million as of December 31, 2002, 2001 and 2000, respectively. The combined statutory earnings of the Company’s title insurance subsidiaries were $162.6 million, $162.5 million and $87.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      As a condition to continued authority to underwrite policies in the states in which the Company’s title insurance subsidiaries conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, the Company’s escrow and trust business is subject to regulation by various state banking authorities.

      Pursuant to statutory requirements of the various states in which the Company’s title insurance subsidiaries are domiciled, they must maintain certain levels of minimum capital and surplus. Each of the Company’s title underwriters has complied with the minimum statutory requirements as of December 31, 2002.

      The Company’s underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth of $7.5 million, $2.5 million and $3.0 million is required for Fidelity National Title Company, Fidelity National Title Company of California and Chicago Title Company, respectively. The Company is in compliance with all of its respective minimum net worth requirements at December 31, 2002.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

      On March 17, 1999, the Company’s Board of Directors approved an increase to the number of shares of outstanding Company common stock authorized for purchase under the Company’s previously announced purchase program. The additional authorization permitted the Company to purchase up to 4,840,000 shares. On September 13, 1999, the Company announced that its Board of Directors had approved a second increase of 2,420,000 shares, bringing the total number of shares of outstanding Company common stock authorized for purchase to 7,260,000. As of December 31, 1999, the Company had purchased 6,523,000 shares at an average purchase price of $12.55 per share totaling $81.9 million. In January 2000 the Company purchased another 47,432 shares of its common stock at an average purchase price of $11.60 per share totaling $551. In March 2000, the Company retired all of its 14,610,200 shares held as treasury stock totaling $136.8 million.

      On January 24, 2001, the Company issued 9,740,500 shares of its common stock at a public offering price of $27.69 per share. Proceeds from this offering, net of underwriting discounts and commissions and other related expenses, were $256.3 million. Net proceeds were primarily used to pay down existing indebtedness. See Note G.

      On April 24, 2001, the Company’s Board of Directors authorized the Company to purchase up to 6,050,000 shares of its common stock. Purchases may be made from time to time by the Company in the open market or in block purchases or in privately negotiated transactions depending on market conditions and other factors. As part of this program, the Company has repurchased a total of 1,100,000 shares of common stock for $22.9 million, at an average price of $20.84 per share. In May 2002, the Company retired those 1,100,000 shares held as treasury stock.

      On April 24, 2002, The Company’s Board of Directors approved a three-year stock repurchase program, whereby the Company will devote a portion of its annual cash flow from operations to the systematic repurchase of shares of its common stock. Purchases may be made by the Company from time to time in the open market, in block purchases or in privately negotiated transactions. As of December 31, 2002, the Company has repurchased a total of 2,035,170 shares of common stock for $61.2 million, or an average price of $30.08. The amount repurchased includes 439,670 shares of common stock purchased from certain of the Company’s officers and directors during the third quarter of 2002, of which 165,950 shares were accepted as full payment for certain of these notes, including accrued interest. See Note E. In December 2002, the Company retired 563,570 of these shares held as treasury stock, totaling $14.3 million. Through March 18, 2003, a total of 2,546,070 shares of common stock has been repurchased for $78.0 million, or an average price of $30.62.

L. Employee Benefit Plans

  Stock Purchase Plan

      In 1987, stockholders approved the adoption of an Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, shares of the Company’s common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. The Company contributes varying amounts as specified in the ESPP. During the years ended December 31, 2002, 2001 and 2000, 713,336, 796,176 and 718,713 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $28.29, $22.04 and $15.01 per share, respectively. The Company contributed $7.5 million or the equivalent of 266,738 shares for the year ended December 31, 2002; $5.3 million or the equivalent of 237,962 shares for the year ended December 31, 2001 and $4.0 million or the equivalent of 265,385 shares for the year ended December 31, 2000 in accordance with the employer’s matching contribution.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

  401(k) Profit Savings Plan

      The Company offers the Fidelity National Financial, Inc. 401(k) Profit Sharing Plan (“401(k) Plan”), a qualified voluntary contributory savings plan, available to substantially all Fidelity employees. Eligible employees may contribute up to 15% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. Beginning in April 2000, the Company began matching 50% of each dollar of employee contribution up to six percent of the employee’s total compensation. The Company’s cost for the 401(k) Plan for the years ended December 31, 2002, 2001 and 2000 was $17.5 million, $13.9 million and $5.0 million, respectively.

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

  Stock Option Plans

      The Company’s 1987 Stock Option Plan expired in December 1997. Options generally had a term of five to 11 years from date of grant, became exercisable at the discretion of the Board of Directors and were priced at not less than the fair market value on the date of grant. A total of 2,192,302 shares were available for grants of options under this plan.

      The Company’s 1991 Stock Option Plan (“1991 Plan”) expired in March 2001. Options generally had a term of 12 years from the date of grant and were exercisable subject to the terms and conditions set by the Board of Directors. The price per share was determined at the date of grant and may be less than the fair market value of the common stock at the date of grant to reflect the application of the optionee’s deferred bonus, if applicable. The 1991 Plan allows for exercise prices with a fixed discount from the quoted market price. A total of 5,020,018 shares were available for grants of options under this plan.

      Options were granted in 2000 at an exercise price of $5.58 to key employees of the Company who applied deferred bonuses expensed in 1999 amounting to $4.4 million to the exercise price. The exercise price of these options decreases approximately $.29 per year through 2005 and $.19 per share from 2006 through 2011, at which time the exercise price will be $3.02. In 2001, options were granted at an exercise price of $19.71 to key employees of the Company who applied deferred bonuses expensed in 2000 amounting to $4.9 million to the exercise price. The exercise price of these options decreases approximately $.29 per year through 2006 and $.19 per share from 2007 through 2012, at which time the exercise price will be $17.15.

      In 1994, stockholders approved the adoption of the 1993 Stock Plan (“1993 Plan”). The number of shares of common stock reserved for issuance under the 1993 Plan is 1,328,670. The per share option price is determined at the date of grant, provided that the price for incentive stock options shall not be less than 100% of their market value or award stock shares. The 1993 Plan also contains an automatic grant of non-qualified stock options to non-employee directors at an exercise price equal to 100% of fair value at date of grant, and the right to exercise such options shall vest equally over three years. Stock options granted under the 1993 plan are exercisable subject to the terms and conditions set by the Board of Directors, however, options shall be exercisable no earlier than six months nor later than 10 years following the grant date.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

      In connection with the 1998 acquisition of FNF Capital (formerly known as “Granite”), which was accounted for as a pooling-of-interests, the Company assumed 829,713 options outstanding under Granite’s existing stock option plan (“Granite Plan”). The Granite Plan provides that qualified stock options be granted at an exercise price equal to fair market value on the date of the grant, and must be at least 110% of fair market value when granted to a 10% or more stockholder. The term of all qualified stock options granted under the Granite Plan may not exceed 10 years, except the term of qualified stock options granted to a 10% or more stockholder, which may not exceed five years. The Granite Plan provides that non-qualified stock options be granted at an exercise price not less than 85% of the fair market value on the date of grant. The term of all non-qualified stock options granted under the Granite Plan may not exceed 10 years, except the term of non-qualified stock options granted to a 10% or more stockholder, which may not exceed five years.

      During 1998, stockholders approved the adoption of the 1998 Stock Incentive Plan (“1998 Plan”). The 1998 Plan authorizes up to 6,996,220 shares of common stock, plus an additional 266,200 shares of common stock on the date of each annual meeting of the stockholders of the Company, for issuance under the terms of the 1998 Plan. The 1998 Plan provides for grants of “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and rights to purchase shares of common stock (“Purchase Rights”). The term of options may not exceed 10 years from the date of grant (five years in the case of a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company), and the right to exercise such options shall vest equally over three years. The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair market value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). There is no minimum purchase price for shares of common stock purchased pursuant to a Purchase Right, and any such purchase price shall be determined by the Board of Directors.

      In connection with the merger of Chicago Title, the Company assumed the options outstanding under Chicago Title’s existing stock option plans: the 1998 Long-Term Incentive Plan and the Director’s Stock Option Plan. Pursuant to the terms of the merger, options under these plans, totaling 3,857,787, became fully vested on March 20, 2000. The options granted in accordance with these two plans generally have a term of five to 10 years.

      In 2001, stockholders approved the adoption of the 2001 Stock Incentive Plan (“2001 Plan”). The 2001 Plan authorized up to 2,686,200 shares of common stock, plus an additional 242,000 shares of common stock on the date of each annual meeting of stockholders of the Company, for issuance under the terms of the 2001 Plan. The 2001 Plan provides for grants of “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, rights to purchase shares of common stock (“Purchase Rights”) and deferred shares. The term of options may not exceed 10 years from the date of grant (five years in the case of an incentive stock option granted to a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company), and are exercisable subject to the terms and conditions set by the Board of Directors. The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). The option exercise price for each share granted pursuant to a nonqualified stock option may be less than the fair value of the common stock at the date of grant to reflect the application of the optionee’s deferred bonus, if applicable. The 2001 Plan allows for exercise prices with a fixed discount from the quoted market price only for those key employees of the Company who applied deferred bonuses expensed in 2001. Options were granted in 2002 at an exercise price of $15.68 to key employees of the Company who applied

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

deferred bonuses expensed in 2001 amounting to $5.7 million to the exercise price. The exercise price of these options decreases approximately $.48 per year through 2007 and $.31 per year from 2008 through 2013, at which time the exercise price will be $11.45. The Company recorded compensation expense relating to the exercise price decrease in the 1991 and 2001 Plans of $829, $674 and $473, for the years ended December 31, 2002, 2001 and 2000, respectively.

      Transactions under all stock option plans, including stock options granted by the Company’s Board of Directors which are outside of the Company’s stock option plans, are as follows:

		Weighted Average
	Shares	Exercise Price	Exercisable

Balance, December 31, 1999	6,717,835	$10.24	5,493,428
Options assumed in Chicago Title merger	3,857,787	10.28
Granted	3,445,889	11.04
Exercised	(4,342,381)	9.51
Cancelled	(219,692)	13.92

Balance, December 31, 2000	9,459,438	$10.92	6,969,853
Granted	2,896,602	19.57
Exercised	(1,201,192)	8.45
Cancelled	(171,441)	16.18

Balance, December 31, 2001	10,983,407	$13.41	8,871,920
Granted	2,186,949	22.98
Exercised	(3,490,634)	11.93
Cancelled	(20,434)	20.51

Balance, December 31, 2002	9,659,288	$16.10	7,504,484

      The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2002:

December 31, 2002

Options Outstanding				Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	of Shares	Contractual Life	Price	of Shares	Price

$1.72 – 7.09	981,069	5.34	$5.73	981,069	$5.73
7.84 – 8.61	961,652	1.98	8.12	961,652	8.12
8.63 – 12.09	1,548,425	5.94	10.32	1,514,243	10.32
12.25 – 16.64	1,675,558	8.31	15.81	1,437,200	15.81
17.84 – 18.90	54,450	8.34	18.19	20,167	18.26
19.30 – 19.30	1,393,520	8.29	19.30	709,052	19.30
19.42 – 20.05	1,314,775	7.71	19.65	1,294,206	19.65
20.92 – 23.30	945,246	8.33	22.21	462,365	21.91
23.47 – 29.24	156,593	6.50	26.15	124,530	25.72
33.20 – 33.20	628,000	9.98	33.20	—	—

$1.72 – 33.20	9,659,288	7.00	$16.10	7,504,484	$13.94

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”) and related Interpretations in accounting for its employee stock options. As discussed below, in management’s opinion, the alternative fair value accounting provided for under Statement of Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) requires use of option valuation models that were not developed for use in valuing employee stock options. Under Opinion 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

      Pro forma information regarding net earnings and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions. The risk free interest rates used in the calculation is the rate that corresponds to the weighted average expected life of an option. The risk free interest rate used for options granted during 2002, 2001 and 2000 was 2.0%, 4.3% and 5.1%, respectively. A volatility factor for the expected market price of the common stock of 44%, 47% and 50% were used for options granted in 2002, 2001 and 2000, respectively. The expected dividend yield used for 2002, 2001 and 2000 was 1.3%, 1.5% and 1.2%, respectively. A weighted average expected life of 3.25 years was used for 2002 and 5.0 years was used for 2001 and 2000. The weighted average fair value of each option granted during 2002, 2001 and 2000 was $8.79, $9.27 and $6.06, respectively.

      For purpose of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options’ vesting period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Net earnings, as reported	$531,717	$305,476	$108,315
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	531	404	264
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(10,990)	(14,607)	(9,024)

Pro forma net earnings	$521,258	$291,273	$99,555

Earnings per share:
Basic — as reported	$5.58	$3.25	$1.52
Basic — pro forma	$5.47	$3.10	$1.40
Diluted — as reported	$5.38	$3.15	$1.47
Diluted — pro forma	$5.26	$3.00	$1.34

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

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

      The following table sets forth the funded status of the Pension Plan and amounts reflected in the Company’s Consolidated Balance Sheets as of December 31, 2002, 2001 and 2000:

	2002	2001	2000

	(Dollars in thousands)
Change in Benefit Obligation:
Net benefit obligation as of beginning of period	$103,268	$98,911	$108,101
Service cost	—	—	3,095
Interest cost	7,582	7,276	6,449
Actuarial loss	16,085	12,452	483
Gross benefits paid	(15,803)	(15,371)	(19,217)

Net benefit obligation at end of year	$111,132	$103,268	$98,911

Change in Pension Plan Assets:
Fair value of plan assets as of beginning of period	$76,019	$91,162	$106,171
Adjustment to assets at beginning of period	—	—	536
Actual return on plan assets	(7,595)	(5,031)	3,672
Employer contributions	13,611	5,259	—
Gross benefits paid	(15,803)	(15,371)	(19,217)

Fair value of plan assets at end of year	$66,232	$76,019	$91,162

Funded status at end of year	$(44,900)	$(27,249)	$(7,749)
Unrecognized net actuarial (gain) loss	45,173	19,092	(4,518)

Net amount recognized at end of year	$273	$(8,157)	$(12,267)

      Under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” (“SFAS No. 87”) the measurement date shall be as of the date of the financial statements, or if used consistently from year to year, as of a date not more than three months prior to that date. The Company’s measurement date is September 30.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

      The net pension liability included in accounts payable and accrued liabilities of December 31, 2002 and 2001 is $44.9 million and $27.2 million, respectively. The net pension liability at December 31, 2002 and 2001 includes the additional minimum pension liability adjustment of $26.1 million and $19.1 million, respectively, which was recorded as a net of tax charge of $15.9 million and $11.5 million to accumulated other comprehensive earnings in 2002 and 2001 in accordance with SFAS No. 87.

      The principal weighted average assumptions used in the actuarial calculations of projected benefit obligations and net periodic pension expense are as follows: discount rate of 6.75% for 2002 and 7.25% for 2001 and 2000, and an expected return on Pension Plan assets of 9.0% for 2002, 2001 and 2000.

      The components of net periodic (income) expense included in the results of operations for 2002, 2001 and from the period April 1, 2000 through December 31, 2000 are as follows:

	2002	2001	2000

	(Dollars in thousands)
Service cost	$—	$—	$3,095
Interest cost	7,582	7,276	6,449
Expected return on assets	(7,639)	(8,029)	(6,714)
Amortization of actuarial loss	634	—	—

Total net periodic (income) expense	$577	$(753)	$2,830

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

      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 11.0% in 2002, declining to 5.0% in 2009, 12.0% in 2001, declining to 5.0% in 2009 and 5.5% in 2000, declining to 5.0% in 2002. The discount rate used was 6.75% in 2002, 7.25% in 2001 and 7.75% in 2000. If the health care cost trend rate assumptions were increased 1.0%, the accumulated postretirement benefit obligation as of December 31, 2002, 2001 and 2000 would increase by $1.6 million, $1.9 million and $3.3 million, respectively. The effect of this change on the sum of the service and interest cost would be an increase of $120 in 2002, $423 in 2001 and $590 in 2000. If the health care costs trend rate assumptions were decreased 1.0%, the accumulated post retirement benefit obligation as of December 31, 2002, 2001 and 2000 would decrease by $1.4 million, $1.7 million and $2.8 million, respectively. The effect of this change on the sum of the service and interest cost would be a decrease of $110 in 2002, $360 in 2001 and $480 in 2000.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

      The accrued cost of the accumulated postretirement benefit obligation included in the Company’s Consolidated Balance Sheets at December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000

	(Dollars in thousands)
Change in Benefit Obligation:
Net benefit obligation as of beginning of period	$22,405	$25,003	$25,645
Service cost	247	890	490
Interest cost	1,546	1,688	1,531
Plan participants’ contributions	1,643	1,390	1,537
Plan amendments	—	(10,901)	—
Actuarial (gain) loss	360	6,051	(1,131)
Gross benefits paid	(3,444)	(1,716)	(3,069)

Net benefit obligation at end of year	$22,757	$22,405	$25,003

Change in Plan Assets:
Fair value of plan assets as of beginning of period	$—	$—	$—
Employer contributions	1,801	326	1,532
Plan participants’ contributions	1,643	1,390	1,537
Gross benefits paid	(3,444)	(1,716)	(3,069)

Fair value of plan assets at end of year	$—	$—	$—

Funded status at end of year	$(22,757)	$(22,405)	$(25,003)
Unrecognized net actuarial (gain) loss	4,950	4,920	(1,131)
Unrecognized prior service cost	(7,019)	(9,724)	(1,013)

Net accrued cost of accumulated postretirement benefit obligation included in accounts payable and accrued liabilities	$(24,826)	$(27,209)	$(27,147)

      Under Statement of Financial Accounting Standards No. 106, “Accounting for Postretirement Benefits Other Than Pensions,” the measurement date shall be as of the date of the financial statements, or if used consistently from year to year, as of a date not more than three months prior to that date. The Company’s measurement date is December 31.

      The Company’s postretirement health care and life insurance costs included in the results of operations for 2002, 2001 and from the period April 1, 2000 through December 31, 2000 are as follows:

	2002	2001	2000

	(Dollars in thousands)
Service cost	$247	$890	$490
Interest cost	1,546	1,687	1,531
Amortization of prior service cost	(2,704)	(1,413)	—
Amortization of actuarial loss	330	—	—

Total net periodic benefit cost	$(581)	$1,164	$2,021

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

M. Supplementary Cash Flow Information

      The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Cash paid during the year:
Interest	$33,325	$40,221	$57,776

Income taxes	$220,000	$124,100	$59,091

Non-cash investing and financing activities:
Dividends declared and unpaid	$11,718	$8,596	$6,981

N. Financial Instruments with Off-Balance Sheet Risk and Concentration of Risk

      In the normal course of business the Company and certain of its subsidiaries enter into off-balance sheet credit risk associated with certain aspects of its title insurance business and other activities. The Company has various guarantees for agent loans totaling $1.3 million as of December 31, 2002.

      The Company generates a significant amount of title insurance premiums in California and Texas. In 2002, 2001 and 2000 (on an unaudited pro forma basis, assuming the Chicago Title merger had been consummated on January 1, 2000), California and Texas accounted for 25.2% and 12.1%, 24.8% and 13.4% and 20.6% and 14.6% of total title premiums, respectively.

      FNF Capital approved contingent fundings of approximately $9.7 million in leases at December 31, 2001. No contingent fundings were approved in 2002.

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, lease receivables, residual interests in securitizations and trade receivables.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

O. Segment Information

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

      As of and for the year ended December 31, 2002 (dollars in thousands):

		Real Estate
	Title	Related	Corporate
	Insurance	Services	and Other	Total

Total revenue	$4,590,573	$437,971	$54,096	$5,082,640

Operating earnings	$759,288	$81,063	$29,129	$869,480
Interest and investment income, including realized gains and losses	72,144	2,624	15,268	90,036
Depreciation and amortization	50,785	13,797	9,581	74,163
Interest expense	1,489	324	32,240	34,053

Earnings before income taxes and minority interest	779,158	69,566	2,576	851,300
Income tax expense	280,497	25,044	927	306,468
Minority interest	836	10,615	1,664	13,115

Net earnings (loss)	$497,825	$33,907	$(15)	$531,717

Assets	$4,176,572	$437,134	$632,038	$5,245,744

Goodwill	$699,153	$165,413	$132,047	$996,613

      As of and for the year ended December 31, 2001 (dollars in thousands):

		Real Estate
	Title	Related	Corporate
	Insurance	Services	and Other	Total

Total revenue	$3,507,935	$288,320	$77,852	$3,874,107

Operating earnings	$524,493	$37,689	$26,936	$589,118
Interest and investment income, including realized gains and losses	85,050	1,257	13,147	99,454
Depreciation and amortization	89,284	11,096	17,902	118,282
Interest expense	4,540	712	41,317	46,569

Earnings (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle	515,719	27,138	(19,136)	523,721
Income tax expense (benefit)	206,287	10,855	(7,654)	209,488
Minority interest	169	595	2,284	3,048

Earnings (loss) before cumulative effect of a change in accounting principle	309,263	15,688	(13,766)	311,185
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	(5,709)	(5,709)

Net earnings (loss)	$309,263	$15,688	$(19,475)	$305,476

Assets	$3,571,265	$368,769	$475,964	$4,415,998

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

      As of and for the year ended December 31, 2000 (dollars in thousands):

		Real Estate
	Title	Related	Corporate
	Insurance	Services	and Other	Total

Total revenue	$2,486,703	$168,161	$87,130	$2,741,994

Operating earnings (loss)	$248,670	$24,296	$(8,995)	$263,971
Interest and investment income, including realized gains and losses	81,423	1,443	4,325	87,191
Depreciation and amortization	77,978	2,878	14,571	95,427
Interest expense	4,990	24	54,360	59,374

Earnings (loss) before income taxes and minority interest	247,125	22,837	(73,601)	196,361
Income tax expense (benefit)	109,232	10,096	(32,704)	86,624
Minority interest	130	—	1,292	1,422

Net earnings (loss)	$137,763	$12,741	$(42,189)	$108,315

Assets	$3,159,368	$172,858	$501,759	$3,833,985

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

Real Estate Related Services

      This segment, consisting of various real estate related and ancillary service subsidiaries, offers the complementary specialized products and services required to execute and close a real estate transaction that are not offered by the title insurance segment described above. These services include property appraisal, credit reporting, exchange intermediary services, real estate tax services, home warranty insurance, foreclosure posting and publishing, loan portfolio services, flood certification, field services, property data and disclosure services, multiple listing services, and mortgage loan fulfillment services. These services require specialized expertise and have been centralized for efficiency and management purposes.

Corporate and Other

      The corporate segment consists of the operations of the parent holding company, as well as the operations of Micro General, which was merged with FNIS on July 9, 2002, and FNF Capital, Inc., as well as the issuance and repayment of corporate debt obligations. Certain after tax charges of $10.0 million recorded in 2001 and $13.4 million recorded in 2000 primarily relate to the corporate segment.

      The accounting policies of the segments are the same as those described in Note A. Intersegment sales or transfers which occurred in the ordinary course of consolidated operations, have been eliminated from the segment information provided.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

P.	Subsequent Events

      On January 28, 2003, the Company entered into a stock purchase agreement with ALLTEL Corporation, Inc., a Delaware corporation (“ALLTEL”), pursuant to which the Company will acquire from ALLTEL its financial services division, ALLTEL Information Services, Inc. (“AIS”), an Arkansas corporation and wholly-owned subsidiary of ALLTEL. As a result of the acquisition, AIS will become a wholly-owned subsidiary of the Company. AIS is one of the world’s largest providers of information-based technology solutions and processing services to the mortgage and financial services industries. The transaction is expected to close by the end of the first quarter of 2003. Under the terms of the stock purchase agreement, all of the issued and outstanding shares of AIS common stock will be purchased by the Company for consideration consisting of $775.0 million in cash and $275.0 million in the Company’s common stock. Consummation of the acquisition is subject to customary closing conditions. In connection with the stock purchase agreement, prior to closing the Company will enter into a stockholder’s agreement, a non-competition agreement and certain transition agreements with ALLTEL. The stockholder’s agreement will: (1) restrict the sale by ALLTEL of the Company’s common stock received in the transaction for up to one year, (2) grant ALLTEL the right to designate one nominee to the Company’s Board of Directors, so long as it continues to hold at least 50% of the shares of the Company’s common stock received in the transaction, and (3) grant ALLTEL certain registration rights with respect to the Company’s common stock it receives in the transaction. The non-competition agreement will prohibit, with certain exceptions, ALLTEL and its affiliates from engaging in the business relating to the assets acquired by the Company for a period of two years after the transaction. In accordance with the provisions of SFAS No. 142, any goodwill recorded as a result of the acquisition of AIS will not be amortized. See Note A.

      On March 11, 2003, the Company completed a public offering of $250.0 million aggregate principal amount of 5.25% notes due March 15, 2013. The notes were priced at 99.247% of par to yield 5.433% annual interest. The Company received net proceeds of approximately $246.1 million, after expenses, which will be used to pay a portion of the $1,050.0 million purchase price of AIS.

      On January 9, 2003, the Company entered into an Agreement and Plan of Merger with ANFI, Inc. The merger agreement was subsequently amended on February 21, 2003. Pursuant to the merger agreement, ANFI will merge with and into the Company’s wholly-owned merger subsidiary. In the merger, each share of ANFI common stock (other than ANFI common stock the Company already owns) will be exchanged for 0.454 of a share of the Company’s common stock. The consummation of the transaction is subject to the approval of ANFI stockholders. The ANFI stockholder meeting is currently scheduled to be held on March 26, 2003 and the Company currently anticipates closing the merger on March 27, 2003. The Company anticipates that it will issue approximately 3.2 million shares of its common stock to the ANFI stockholders in the merger.

Q.	Recent Accounting Pronouncements

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

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

      SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is generally effective for fiscal periods beginning after December 15, 2001 and the amortization provisions of SFAS No. 142 are effective for acquisitions subsequent to June 30, 2001. Beginning in 2002, the Company did not record goodwill amortization. As required by SFAS No. 142, the Company performed an annual goodwill impairment test on its reporting units and have determined its reporting units have a fair value in excess of its carrying amounts, therefore no goodwill impairment has been recorded. See Note A.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS No. 144”) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146). This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial statements.

      In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), an interpretation of Financial Accounting Standards Board Statements Nos. 5, 57 and 107 and a rescission of Financial Accounting Standards Board Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ended after December 15, 2002. See Note N.

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123” (“SFAS No. 148”). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the Notes to these Consolidated Financial Statements. The Company will implement SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company has not yet determined whether they will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

      During 2002, the FASB Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides an accounting model for an approach to determine whether a vendor should divide an arrangement with multiple deliverables into separate units of accounting. EITF 00-21 requires an analysis of whether a delivered item has stand-alone value to the customer, whether there is subjective and reliable evidence of fair value for the undelivered items, and whether delivery of the undelivered items is probable and substantially in control of the vendor if the arrangement includes a general right of return relative to the delivered item. Companies are required to adopt EITF 00-21 for fiscal periods beginning after June 15, 2003. Companies may apply EITF 00-21 prospectively to new arrangements initiated after the date of adoption or as a cumulative-effect adjustment. The Company is currently evaluating the impact of EITF 00-21.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Items 10, 11 and 13.

      Within 120 days after the close of its fiscal year, the Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 as amended, which will include the election of directors, the report of the compensation committee on annual compensation, certain relationships and related transactions and other business.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table provides information regarding securities authorized for issuance under the Company’s equity compensation plans, as of December 31, 2002:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	8,300,103	$17.03	3,968,970 (1)
Equity compensation plans not approved by security holders(2)	1,359,185	10.45	—

Total	9,659,288	$16.10	3,968,970

(1)	Excludes a total of 3,267,000 options available for automatic grant under the Company’s 1998 and 2001 Plans on each annual meeting date throughout the life of the option plans.

(2)	The equity compensation plans not approved by security holders represent options granted outside of the Company’s stock option plans pursuant to various agreements approved by the Board of Directors of the Company. The options were granted with an exercise price equal to the market value of the underlying stock as of the date of grant, and have terms of 10 to 12 years. Additional information regarding these options is included in Note L of Notes to Consolidated Financial Statements, incorporated herein by reference.

      Within 120 days after the close of its fiscal year, the Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Securities Act of 1934 as amended, which will include information regarding beneficial ownership of principal shareholders, directors and management.

Item 14.	Controls and Procedures

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements. The following is a list of the Consolidated Financial Statements of Fidelity National Financial, Inc. and its subsidiaries included in Item 8 of Part II:

           Independent Auditors’ Report

           Consolidated Balance Sheets as of December 31, 2002 and 2001

           Consolidated Statements of Earnings for the years ended December 31, 2002, 2001 and 2000

           Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2002, 2001 and 2000

           Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000

           Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

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

      (a)(3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Registrant, incorporated by reference from Form S-4, Registration No. 333-103067
3.2	Restated Bylaws of Registrant, incorporated by reference from Form S-4, Registration No. 333-103067
10.4	Fidelity National Financial, Inc. 1987 Stock Option Plan, incorporated by reference from Form S-1, Registration No. 33-11321*
10.4.1	Amendments to Fidelity National Financial, Inc. 1987 Stock Option Plan approved by the stockholders of the Company on March 24, 1989, incorporated by reference from Form S-8, Registration No. 33-34300*
10.5	Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan, incorporated by reference from Form S-1, Registration No. 33-11321*
10.5.1	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on March 24, 1989, incorporated by reference from Form S-8, Registration No. 33-15027*

Exhibit
Number	Description

10.5.2	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan, incorporated by reference from Form S-8, Registration No. 33-45709*
10.5.3	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Form S-8, Registration No. 33-64836*
10.5.4	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on June 20, 1995, incorporated by reference from Form S-8, Registration No. 33-61983*
10.6	Fidelity National Financial, Inc. 401(k) Profit Sharing Defined Contribution Plan and Trust adopted January 1, 1990, incorporated by reference from Form 10-K filed January 29, 1991*
10.6.1	Amendments to Fidelity National Financial, Inc. 401(k) Profit Sharing Plan, incorporated by reference from Form S-8, Registration No. 33-56514*
10.6.2	The Fidelity National Financial Group 401(k) Profit Sharing Plan, incorporated by reference from Form S-8, Registration No. 333-83054*
10.7	Fidelity National Financial, Inc. 1991 Stock Option Plan, approved by the stockholders of the Company on July 15, 1992, incorporated by reference from Form S-8, Registration No. 33-45272*
10.7.1	Amendments to Fidelity National Financial, Inc. 1991 Stock Option Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Form S-8, Registration No. 33-64834*
10.7.2	Amendment to Fidelity National Financial, Inc. 1991 Stock Plan, approved by the stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026*
10.7.3	Amendment to Fidelity National Financial, Inc. 1991 Stock Option Plan and the 1998 Stock Option Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111*
10.8	1996 Omnibus Stock Option Plan (Granite), incorporated by reference from Form S-8, Registration No. 333-48411*
10.9	Two Stock Option Agreements and Amended Stock Award Agreement (Alamo), incorporated by reference from Form S-8, Registration No. 333-64229*
10.35	Fidelity National Financial, Inc. 1993 Stock Plan, approved by stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026*
10.60	Agreement and Plan of Merger, dated as of August 1, 1999, by and between Fidelity National Financial, Inc. and Chicago Title Corporation and amended as of October 13, 1999, incorporated by reference from Form S-4, Registration No. 333-89163
10.61	Credit Agreement, dated as of February 10, 2000, among Fidelity National Financial, Inc., as borrower, Bank of America, N.A., Chase Securities Inc., Morgan Stanley Senior Funding, Inc., and various Financial Institutions, as Lenders, incorporated by reference from Form 8-K, dated February 9, 2000 and filed February 15, 2000
10.61.1	First amendment, dated as of March 20, 2001, to the Credit Agreement dated as of February 10, 2000, among Fidelity National Financial, Inc., as borrower, Bank of America, N.A., Chase Securities, Inc., Morgan Stanley Senior Funding, Inc., and Various Financial Institutions, as Lenders, included herein
10.61.2	Second amendment and waiver, dated as of July 12, 2001, to the Credit Agreement dated as of February 10, 2000, among Fidelity National Financial, Inc., as borrower, Bank of America, N.A., Chase Securities, Inc., Morgan Stanley Senior Funding, Inc., and Various Financial Institutions, as Lenders, included herein

Exhibit
Number	Description

10.61.3	Third amendment, dated as of February 26, 2003, to the Credit Agreement dated as of February 10, 2000, among Fidelity National Financial, Inc., as borrower, Bank of America, N.A., Chase Securities, Inc., Morgan Stanley Senior Funding, Inc., and Various Financial Institutions, as Lenders, included herein
10.62	Granite Financial, Inc. Omnibus Stock Plan of 1996, Amended and Restated as of April 24, 1997 and June 14, 1997, incorporated by reference from Form S-8, Registration No. 333-48111*
10.63	Fidelity National Financial, Inc., 1998 Stock Incentive Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111*
10.64	Chicago Title Corporation 1998 Long-Term Incentive Plan and Chicago Title Corporation Directors Stock Option Plan, incorporated by reference from Form S-8, Registration No. 333-32806*
10.65	Amendment to Fidelity National Financial, Inc. 1991 Stock Option Plan, approved by the stockholders of the Company on June 12, 2000, incorporated by reference from Form S-8, Registration No. 333-52744*
10.66	Amendment to Fidelity National Financial, Inc. 1998 Stock Incentive Plan, approved by the stockholders of the Company on June 12, 2000, incorporated by reference from Form S-8, Registration No. 333-52744*
10.67	Underwriting Agreement, dated January 24, 2001, by and among Fidelity National Financial, Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co., Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc., as representatives of the underwriters named therein, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ending December 31, 2000
10.68	Fidelity National Financial, Inc. Amended and Restated 1998 Stock Incentive Plan, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*
10.69	Fidelity National Financial, Inc. Amended and Restated 2001 Stock Inventive Plan, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*
10.70	Fidelity National Financial, Inc. Employee Stock Purchase Plan, as Amended and Restated as of April 24, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*
10.72	Employment Agreement by and between Fidelity National Financial, Inc. and Patrick F. Stone as of March 22, 2000, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*
10.73	Employment Agreement by and between Fidelity National Financial, Inc. and Alan L. Stinson as of March 22, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*
10.74	Employment Agreement by and between Fidelity National Financial, Inc. and Peter T. Sadowski as of April 11, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*
10.75	7.30% Note due August 15, 2011 of Fidelity National Financial, Inc. in the principal amount of $250,000,000 dated August 20, 2001, incorporated by reference from Current Report on Form 8-K, dated August 23, 2001

Exhibit
Number	Description

10.76	Underwriting Agreement by and among Fidelity National Financial, Inc. and Lehman Brothers Inc., Banc of America Securities LLC and Bear Stearns & Co., Inc. dated August 13, 2001, incorporated by reference from Current Report on Form 8-K dated August 23, 2001
10.77	Indenture by and between Fidelity National Financial, Inc. and The Bank of New York dated as of August 20, 2001, incorporated by reference from Current Report on Form 8-K dated August 23, 2001
10.78	Fidelity National Financial, Inc. Amended and Restated 2001 Stock Incentive Plan, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ending December 31, 2001*
10.79	Stock Purchase Agreement, dated as January 28, 2003, by and between Fidelity National Financial, Inc. and ALLTEL Corporation, incorporated by reference from Current Report on Form 8-K, dated January 29, 2003
10.80	Agreement and Plan of Merger, dated as of January 9, 2003, by and among Fidelity National Financial, Inc., ANFI, Inc. and ANFI Merger Sub, Inc., as amended by the First Amendment to Agreement and Plan of Merger, dated as of February 21, 2003, incorporated by reference from Form S-4/ A, Registration No. 333-103067
10.81	Underwriting Agreement by and among Fidelity National Financial, Inc., Lehman Brothers, Inc., Banc of America Securities LLC and Bear, Stearns & Co. Inc., dated March 6, 2003, incorporated by reference from Current Report on Form 8-K dated March 6, 2003
10.82	5.25% Note due March 15, 2013 of Fidelity National Financial, Inc. in the principal amount of $250,000,000 dated March 11, 2003, incorporated by reference from Current Report on Form 8-K dated March 6, 2003
21	List of Subsidiaries
23	Independent Auditors’ Consent
99.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350, included herein
99.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350, included herein

*	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.

      (b) Reports on Form 8-K. The Company filed reports on Form 8-K during the quarter ending December 31, 2002 as follows:

      None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY NATIONAL FINANCIAL, INC.

By:	/s/ WILLIAM P. FOLEY, II

William P. Foley, II
Chief Executive Officer

Date: March 21, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM P. FOLEY, II William P. Foley, II	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 21, 2003
/s/ FRANK P. WILLEY Frank P. Willey	Vice Chairman and Director	March 21, 2003
/s/ ALAN L. STINSON Alan L. Stinson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2003
/s/ JOHN J. BURNS, JR. John J. Burns, Jr.	Director	March 21, 2003
/s/ TERRY CHRISTENSEN Terry Christensen	Director	March 21, 2003
/s/ JOHN F. FARRELL, JR. John F. Farrell, Jr.	Director	March 21, 2003
/s/ PHILLIP G. HEASLEY Phillip G. Heasley	Director	March 21, 2003
/s/ WILLIAM A. IMPARATO William A. Imparato	Director	March 21, 2003
/s/ DONALD M. KOLL Donald M. Koll	Director	March 21, 2003
/s/ DANIEL D. (RON) LANE Daniel D. (Ron) Lane	Director	March 21, 2003
/s/ GENERAL WILLIAM LYON General William Lyon	Director	March 21, 2003
/s/ PATRICK F. STONE Patrick F. Stone	Director	March 21, 2003
J. Thomas Talbot	Director
/s/ CARY H. THOMPSON Cary H. Thompson	Director	March 21, 2003

CERTIFICATIONS

I, William P. Foley, II certify that:

1.	I have reviewed this annual report on Form 10-K of Fidelity National Financial, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ WILLIAM P. FOLEY, II

William P. Foley, II
Chairman of the Board and
Chief Executive Officer

Date: March 21, 2003

I, Alan L. Stinson, certify that:

1.	I have reviewed this annual report on Form 10-K of Fidelity National Financial, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ALAN L. STINSON

Alan L. Stinson
Executive Vice President and
Chief Financial Officer

Date: March 21, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Fidelity National Financial, Inc.:

      Under date of January 28, 2003, except as to Note P to the Consolidated Financial Statements, which is as of March 11, 2003, we reported on the accompanying Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders’ Equity and Cash flows for each of the years in the three-year period ended December 31, 2002 which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

      In our opinion, such schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      As discussed in Note A to the Consolidated Financial Statements, effective January 1, 2002, Fidelity National Financial, Inc. fully adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which resulted in a change to the method of accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements.

KPMG LLP

Los Angeles, California

January 28, 2003, except as to Note P to the
Consolidated Financial Statements, which is as of March 11, 2003

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.

(Parent Company)

BALANCE SHEETS

(In thousands, except share and per share data)

ASSETS

	December 31,

	2002	2001

Cash	$5,553	$9,219
Investment securities available for sale, at fair value	161,484	67,314
Accounts receivable from subsidiaries	14,711	—
Leases receivable, net	3,056	5,582
Notes receivable, net (related party — $2,804 in 2002 and $8,720 in 2001)	3,267	9,908
Investment in subsidiaries	2,439,623	1,924,147
Property and equipment, net	691	7,191
Prepaid expenses and other assets	12,196	11,456
Deferred tax asset	55,557	106,813

	$2,696,138	$2,141,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$43,975	$61,645
Notes payable	369,484	384,034
Accounts payable to subsidiaries	—	43,007
Income taxes payable	28,743	14,074

	442,202	502,760
Stockholders’ Equity:
Preferred stock, $.0001 par value; authorized 3,000,000 shares; issued and outstanding none	—	—
Common stock, $.0001 par value; authorized, 150,000,000 shares as of December 31, 2002 and 100,000,000 shares as of December 31, 2001; issued 97,176,975 as of December 31, 2002 and 95,348,876 as of December 31, 2001	10	10
Additional paid-in capital	1,550,011	1,158,847
Retained earnings	738,522	498,073

	2,288,543	1,656,930
Accumulated other comprehensive earnings	12,303	4,866
Less treasury stock, 1,471,600 shares as of December 31, 2002 and 1,100,000 shares as of December 31, 2001, at cost	(46,910)	(22,926)

	2,253,936	1,638,870

	$2,696,138	$2,141,630

See Notes to Financial Statements.

SCHEDULE II (continued)

FIDELITY NATIONAL FINANCIAL, INC.

(Parent Company)

STATEMENTS OF EARNINGS AND RETAINED EARNINGS

(In thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

Revenue:
Other fees and revenue	$278	$100	$250
Interest and investment income	14,746	12,326	2,916

	15,024	12,426	3,166

Expenses:
Other operating expenses	6,678	4,249	10,171
Interest expense	24,217	32,099	47,122

	30,895	36,348	57,293

Loss before income tax benefit and equity in earnings of subsidiaries	(15,871)	(23,922)	(54,127)
Income tax benefit	(6,348)	(9,569)	(23,928)

Loss before equity in earnings of subsidiaries	(9,523)	(14,353)	(30,199)
Equity in earnings of subsidiaries	554,355	328,586	139,936

Earnings before minority interest and cumulative effect of a change in accounting principle	544,832	314,233	109,737
Minority interest	13,115	3,048	1,422
Cumulative effect of a change in accounting principle, net of income tax benefit of $3,035		(5,709)	—

Net earnings	$531,717	$305,476	$108,315

Basic earnings per share before cumulative effect of a change in accounting principle	$5.58	$3.31	$1.52
Cumulative effect of a change in accounting principle	—	(.06)	—

Basic net earnings per share	$5.58	$3.25	$1.52

Weighted average shares outstanding, basic basis	95,371	94,048	71,173

Diluted earnings per share before cumulative effect of a change in accounting principle	$5.38	$3.21	$1.47
Cumulative effect of a change in accounting principle	—	(.06)	—

Diluted net earnings per share	$5.38	$3.15	$1.47

Weighted average shares outstanding, diluted basis	98,815	96,865	73,733

Retained earnings, beginning of year	$498,073	$409,216	$327,785
Dividends declared	(41,607)	(32,948)	(26,884)
Effect of 10% stock dividend	(249,661)	(183,671)	—
Net earnings	531,717	305,476	108,315

Retained earnings, end of year	$738,522	$498,073	$409,216

See Notes to Financial Statements.

SCHEDULE II (continued)

FIDELITY NATIONAL FINANCIAL, INC.

(Parent Company)

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2002	2001	2000

Cash Flows From Operating Activities:
Net earnings	$531,717	$305,476	$108,315
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	1,413	5,421	1,404
Provision for losses on notes receivable	240	240	412
Equity in earnings of subsidiaries	(554,355)	(328,586)	(139,936)
Gain on sales of investments	(889)	(2,808)	(2,096)
Tax benefit associated with the exercise of stock options	21,329	8,814	17,000
Net increase (decrease) in income taxes	47,235	65,275	(12,081)
Net increase in prepaid expenses and other assets	(2,053)	(3,299)	(9,082)
Net increase (decrease) in accounts payable and accrued liabilities	(17,679)	17,435	9,203

Net cash provided by (used in) operating activities	26,958	67,968	(26,861)

Cash Flows From Investing Activities:
Proceeds from sales of investments	33,564	7,006	12,897
Purchases of investments	(44,522)	(2,027)	(5,767)
Net (purchases) proceeds from short-term investing activities	(84,558)	16,318	(50,280)
Proceeds (purchases) of property and equipment	6,500	(691)	—
Collections of notes receivable	6,401	1,100	2,977
Additions to notes receivable	—	(3,000)	(2,511)
Additions to investment in subsidiaries	(12,533)	(55,672)	(694,851)
Capital transactions of majority-owned subsidiaries	(8,694)	(7,262)	—

Net cash used in investing activities	(103,842)	(44,228)	(737,535)

Cash Flows From Financing Activities:
Borrowings	—	—	715,000
Net proceeds from common stock offering	—	256,301	—
Net proceeds from issuance of notes	—	250,000	—
Debt service payments	(14,651)	(527,965)	(177,500)
Dividends paid	(38,485)	(31,333)	(22,615)
Purchases of treasury stock	(61,210)	(22,926)	(551)
Exercise of stock options	50,350	11,852	46,521
Net borrowings and dividends from subsidiaries	137,214	27,833	223,286

Net cash provided by (used in) financing activities	73,218	(36,238)	784,141

Net increase (decrease) in cash and cash equivalents	(3,666)	(12,498)	19,745
Cash and cash equivalents at beginning of year	9,219	21,717	1,972

Cash and cash equivalents at end of year	$5,553	$9,219	$21,717

See Notes to Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC.

(Parent Company)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000

A.	Summary of Significant Accounting Policies

      Fidelity National Financial, Inc. (the “Company”) transacts substantially all of its business through its subsidiaries. The Parent Company Financial Statements should be read in connection with the aforementioned Consolidated Financial Statements and Notes thereto included elsewhere herein.

B.	Notes Payable

      Notes payable consist of the following:

	December 31,

	2002	2001

	(Dollars in thousands)
Syndicated credit agreement, unsecured, interest due quarterly at LIBOR plus 1.00% (2.38% at December 31, 2002), unused portion of $250,000 at December 31, 2002	$120,349	$135,000
Unsecured notes, net of discount, interest payable semi-annually at 7.3%, due August 2011	249,135	249,034

	$369,484	$384,034

      On March 11, 2003, the Company completed a public offering of $250.0 million aggregate principal amount of 5.25% notes due March 15, 2013. The notes were priced at 99.247% of par to yield 5.433% annual interest. The Company received net proceeds of approximately $246.1 million, after expenses, which will be used to pay a portion of the $1,050.0 million purchase price of ALLTEL Information Services, Inc. See Note E.

      Principal maturities, including the $250.0 million, 5.25% notes issued subsequent to December 31, 2002, are as follows (dollars in thousands):

2003	$32,442
2004	36,628
2005	40,814
2006	10,465
2007	—
Thereafter	499,135

$619,484

      In the normal course of business the Company enters into off-balance sheet credit risk in the form of guarantees. As of December 31, 2002, subsidiary debt in the amount of $1.5 million was guaranteed by the Company.

C. Supplemental Cash Flow Information

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Cash paid during the year:
Interest	$22,244	$19,565	$45,833

Income taxes	$220,000	$124,100	$59,091

Non-cash investing and financing activities:
Dividends declared and unpaid	$11,718	$8,596	$6,981

D. Cash Dividends Received

      The Company has received cash dividends from subsidiaries and affiliates of $165.2 million, $113.3 million and $167.3 million in 2002, 2001 and 2000, respectively.

E. Subsequent Events

      On January 28, 2003, the Company entered into a stock purchase agreement with ALLTEL Corporation, Inc., a Delaware corporation (“ALLTEL”), pursuant to which the Company will acquire from ALLTEL its financial services division, ALLTEL Information Services, Inc. (“AIS”), an Arkansas corporation and wholly-owned subsidiary of ALLTEL. As a result of the acquisition, AIS will become a wholly-owned subsidiary of the Company. AIS is one of the world’s largest providers of information-based technology solutions and processing services to the mortgage and financial services industries. The transaction is expected to close by the end of the first quarter of 2003. Under the terms of the stock purchase agreement, all of the issued and outstanding shares of AIS common stock will be purchased by the Company for consideration consisting of $775.0 million in cash and $275.0 million in the Company’s common stock. Consummation of the acquisition is subject to customary closing conditions. In connection with the stock purchase agreement, prior to closing the Company will enter into a stockholder’s agreement, a non-competition agreement and certain transition agreements with ALLTEL. The stockholder’s agreement will: (1) restrict the sale by ALLTEL of the Company’s common stock received in the transaction for up to one year, (2) grant ALLTEL the right to designate one nominee to the Company’s Board of Directors, so long as it continues to hold at least 50% of the shares of the Company’s common stock received in the transaction, and (3) grant ALLTEL certain registration rights with respect to the Company’s common stock it receives in the transaction. The non-competition agreement will prohibit, with certain exceptions, ALLTEL and its affiliates from engaging in the business relating to the assets acquired by the Company for a period of two years after the transaction. In accordance with the provisions of SFAS No. 142, any goodwill recorded as a result of the acquisition of AIS will not be amortized. See Note A.

      On March 11, 2003, the Company completed a public offering of $250.0 million aggregate principal amount of 5.25% notes due March 15, 2013. The notes were priced at 99.247% of par to yield 5.433% annual interest. The Company received net proceeds of approximately $246.1 million, after expenses, which will be used to pay a portion of the $1,050.0 million purchase price of AIS.

      On January 9, 2003, the Company entered into an Agreement and Plan of Merger with ANFI, Inc. The merger agreement was subsequently amended on February 21, 2003. Pursuant to the merger agreement, ANFI will merge with and into the Company’s wholly-owned merger subsidiary. In the merger, each share of ANFI common stock (other than ANFI common stock the Company already owns) will be exchanged for 0.454 of a share of the Company’s common stock. The consummation of the transaction is subject to the approval of ANFI stockholders. The ANFI stockholder meeting is currently scheduled to be held on March 26, 2003 and the Company currently anticipates closing the merger on March 27, 2003. The Company anticipates that it will issue approximately 3.2 million shares of its common stock to the ANFI stockholders in the merger.

SCHEDULE V

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

Column A	Column B	Column C			Column D		Column E

		Additions

	Balance at	Charge to					Balance at
	Beginning	Costs and	Other		Deduction		End of
Description	of Period	Expenses	(Described)		(Described)		Period

Year ended December 31, 2002:
Reserve for claim losses	$881,053	$177,391	$—		$170,471	(3)	$887,973
Allowance on:
Leases	10,660	13,136	—		12,530	(4)	11,266
Trade receivables	25,255	7,355	—		12,080	(4)	20,530
Notes receivable	6,597	678	—		4,565	(4)	2,710
Goodwill amortization and amortization of intangible assets	121,357	19,456	—		5,580	(5)	135,233
Year ended December 31, 2001:
Reserve for claim losses	$907,482	$134,724	$—		$161,153	(3)	$881,053
Allowance on:
Leases	5,999	13,679	—		9,018	(4)	10,660
Trade receivables	19,660	6,121	—		526	(4)	25,255
Notes receivable	2,873	5,100	—		1,376	(4)	6,597
Goodwill amortization and amortization of intangible assets	73,365	69,351	—		21,359	(5)	121,357
Year ended December 31, 2000:
Reserve for claim losses	$239,962	$97,322	$669,837	(1)	$99,639	(3)	$907,482
Allowance on:
Leases	13,961	4,553	(1,505	)(2)	11,010	(4)	5,999
Trade receivables	5,397	4,541	10,303	(1)	581	(4)	19,660
Notes receivable	1,754	796	494	(1)	171	(4)	2,873
Goodwill amortization and amortization of intangible assets	24,810	48,555	—		—		73,365

(1)	Represents balance assumed in connection with the Chicago Title merger on March 20, 2000.

(2)	Represents allowances assumed and relieved from sales and acquisitions during the year.

(3)	Represents payments of claim losses, net of recoupments.

(4)	Represents uncollectible accounts written-off, change in reserve due to reevaluation of specific items and change in reserve due to sale of certain assets.

(5)	Represents goodwill and intangible assets written-off.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Registrant, incorporated by reference from Form S-4, Registration No. 333-103067
3.2	Restated Bylaws of Registrant, incorporated by reference from Form S-4, Registration No. 333-103067
10.4	Fidelity National Financial, Inc. 1987 Stock Option Plan, incorporated by reference from Form S-1, Registration No. 33-11321*
10.4.1	Amendments to Fidelity National Financial, Inc. 1987 Stock Option Plan approved by the stockholders of the Company on March 24, 1989, incorporated by reference from Form S-8, Registration No. 33-34300*
10.5	Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan, incorporated by reference from Form S-1, Registration No. 33-11321*
10.5.1	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on March 24, 1989, incorporated by reference from Form S-8, Registration No. 33-15027*
10.5.2	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan, incorporated by reference from Form S-8, Registration No. 33-45709*
10.5.3	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Form S-8, Registration No. 33-64836*
10.5.4	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on June 20, 1995, incorporated by reference from Form S-8, Registration No. 33-61983*
10.6	Fidelity National Financial, Inc. 401(k) Profit Sharing Defined Contribution Plan and Trust adopted January 1, 1990, incorporated by reference from Form 10-K filed January 29, 1991*
10.6.1	Amendments to Fidelity National Financial, Inc. 401(k) Profit Sharing Plan, incorporated by reference from Form S-8, Registration No. 33-56514*
10.6.2	The Fidelity National Financial Group 401(k) Profit Sharing Plan, incorporated by reference from Form S-8, Registration No. 333-83054*
10.7	Fidelity National Financial, Inc. 1991 Stock Option Plan, approved by the stockholders of the Company on July 15, 1992, incorporated by reference from Form S-8, Registration No. 33-45272*
10.7.1	Amendments to Fidelity National Financial, Inc. 1991 Stock Option Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Form S-8, Registration No. 33-64834*
10.7.2	Amendment to Fidelity National Financial, Inc. 1991 Stock Plan, approved by the stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026*
10.7.3	Amendment to Fidelity National Financial, Inc. 1991 Stock Option Plan and the 1998 Stock Option Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111*
10.8	1996 Omnibus Stock Option Plan (Granite), incorporated by reference from Form S-8, Registration No. 333-48411*
10.9	Two Stock Option Agreements and Amended Stock Award Agreement (Alamo), incorporated by reference from Form S-8, Registration No. 333-64229*

Exhibit
Number	Description

10.35	Fidelity National Financial, Inc. 1993 Stock Plan, approved by stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026*
10.60	Agreement and Plan of Merger, dated as of August 1, 1999, by and between Fidelity
National Financial, Inc. and Chicago Title Corporation and amended as of October 13, 1999, incorporated by reference from Form S-4, Registration No. 333-89163
10.61	Credit Agreement, dated as of February 10, 2000, among Fidelity National Financial, Inc., as borrower, Bank of America, N.A., Chase Securities Inc., Morgan Stanley Senior Funding, Inc., and various Financial Institutions, as Lenders, incorporated by reference from Form 8-K, dated February 9, 2000 and filed February 15, 2000
10.61.1	First amendment, dated as of March 20, 2001, to the Credit Agreement dated as of February 10, 2000, among Fidelity National Financial, Inc., as borrower, Bank of America, N.A., Chase Securities, Inc., Morgan Stanley Senior Funding, Inc., and Various Financial Institutions, as Lenders, included herein
10.61.2	Second amendment and waiver, dated as of July 12, 2001, to the Credit Agreement dated as of February 10, 2000, among Fidelity National Financial, Inc., as borrower, Bank of America, N.A., Chase Securities, Inc., Morgan Stanley Senior Funding, Inc., and Various Financial Institutions, as Lenders, included herein
10.61.3	Third amendment, dated as of February 26, 2003, to the Credit Agreement dated as of February 10, 2000, among Fidelity National Financial, Inc., as borrower, Bank of America, N.A., Chase Securities, Inc., Morgan Stanley Senior Funding, Inc., and Various Financial Institutions, as Lenders, included herein
10.62	Granite Financial, Inc. Omnibus Stock Plan of 1996, Amended and Restated as of April 24, 1997 and June 14, 1997, incorporated by reference from Form S-8, Registration No. 333-48111*
10.63	Fidelity National Financial, Inc., 1998 Stock Incentive Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111*
10.64	Chicago Title Corporation 1998 Long-Term Incentive Plan and Chicago Title Corporation Directors Stock Option Plan, incorporated by reference from Form S-8, Registration No. 333-32806*
10.65	Amendment to Fidelity National Financial, Inc. 1991 Stock Option Plan, approved by the stockholders of the Company on June 12, 2000, incorporated by reference from Form S-8, Registration No. 333-52744*
10.66	Amendment to Fidelity National Financial, Inc. 1998 Stock Incentive Plan, approved by the stockholders of the Company on June 12, 2000, incorporated by reference from Form S-8, Registration No. 333-52744*
10.67	Underwriting Agreement, dated January 24, 2001, by and among Fidelity National Financial, Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co., Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc., as representatives of the underwriters named therein, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ending December 31, 2000
10.68	Fidelity National Financial, Inc. Amended and Restated 1998 Stock Incentive Plan, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*
10.69	Fidelity National Financial, Inc. Amended and Restated 2001 Stock Inventive Plan, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*

Exhibit
Number	Description

10.70	Fidelity National Financial, Inc. Employee Stock Purchase Plan, as Amended and Restated as of April 24, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*
10.72	Employment Agreement by and between Fidelity National Financial, Inc. and Patrick F. Stone as of March 22, 2000, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*
10.73	Employment Agreement by and between Fidelity National Financial, Inc. and Alan L. Stinson as of March 22, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*
10.74	Employment Agreement by and between Fidelity National Financial, Inc. and Peter T. Sadowski as of April 11, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*
10.75	7.30% Note due August 15, 2011 of Fidelity National Financial, Inc. in the principal amount of $250,000,000 dated August 20, 2001, incorporated by reference from Current Report on Form 8-K, dated August 23, 2001
10.76	Underwriting Agreement by and among Fidelity National Financial, Inc. and Lehman Brothers Inc., Banc of America Securities LLC and Bear Stearns & Co., Inc. dated August 13, 2001, incorporated by reference from Current Report on Form 8-K dated August 23, 2001
10.77	Indenture by and between Fidelity National Financial, Inc. and The Bank of New York dated as of August 20, 2001, incorporated by reference from Current Report on Form 8-K dated August 23, 2001
10.78	Fidelity National Financial, Inc. Amended and Restated 2001 Stock Incentive Plan, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ending December 31, 2001*
10.79	Stock Purchase Agreement, dated as January 28, 2003, by and between Fidelity National Financial, Inc. and ALLTEL Corporation, incorporated by reference from Current Report on Form 8-K, dated January 29, 2003
10.80	Agreement and Plan of Merger, dated as of January 9, 2003, by and among Fidelity National Financial, Inc., ANFI, Inc. and ANFI Merger Sub, Inc., as amended by the First Amendment to Agreement and Plan of Merger, dated as of February 21, 2003, incorporated by reference from Form S-4/ A, Registration No. 333-103067
10.81	Underwriting Agreement by and among Fidelity National Financial, Inc., Lehman Brothers, Inc., Banc of America Securities LLC and Bear, Stearns & Co. Inc., dated March 6, 2003, incorporated by reference from Current Report on Form 8-K dated March 6, 2003
10.82	5.25% Note due March 15, 2013 of Fidelity National Financial, Inc. in the principal amount of $250,000,000 dated March 11, 2003, incorporated by reference from Current Report on Form 8-K dated March 6, 2003
21	List of Subsidiaries
23	Independent Auditors’ Consent
99.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350, included herein
99.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350, included herein

*	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.