Form 10-K/A
period 2002-12-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2003-04-30
CIK 809398

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Fiscal Year Ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 1-9396

FIDELITY NATIONAL FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0498599
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

17911 Von Karman Avenue, Suite 300
Irvine, California 92614	(949) 622-4333
(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [   ]

     As of March 18, 2003, 95,921,397 shares of Common Stock ($.0001 par value) were outstanding, and the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant as of June 30, 2002 was $2,886,812,378.

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission on March 21, 2003 (the “Form 10-K”). Part III, Item 10 “Directors and Executive Officers of the Registrant,” Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management,” and Item 13 “Certain Relationships and Related Transactions” of the Form 10-K are hereby amended and restated in their entirety to include the required disclosures.

     The Form 10-K as amended hereby continues to speak as of the date of the Form 10-K and the disclosures have not been updated to speak to any later date. Any items in the Form 10-K that are not expressly changed hereby shall be as set forth in the Form 10-K. All information contained in this Amendment No. 1 and the Form 10-K is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

     No exhibits are being filed with this Amendment No. 1 on Form 10-K/A.

PART III
Items 10. Directors and Executive Officers of the Registrant.
DIRECTORS - TERM EXPIRING 2003
DIRECTORS — TERM EXPIRING 2005
DIRECTORS — TERM EXPIRING 2004
EXECUTIVE OFFICERS
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Item 11. Executive Compensation.
REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION
PERFORMANCE GRAPH
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
SECURITY OWNERSHIP OF MANAGEMENT
Item 13. Certain Relationships and Related Transactions.
SIGNATURES
CERTIFICATIONS

PART III

Items 10. Directors and Executive Officers of the Registrant.

     The name of our directors and certain executive officers, and certain information about them, are set forth below.

DIRECTORS – TERM EXPIRING 2003

Name	Occupation	Age	Director Since

John F. Farrell, Jr.	Chairman – Automatic Service Company New York, New York	65	2000

Philip G. Heasley	Chairman and Chief Executive Officer First USA Bank Wilmington, Delaware	53	2000

Daniel D. (Ron) Lane	Chairman and Chief Executive Officer Lane/Kuhn Pacific, Inc. Newport Beach, California	68	1989

J. Thomas Talbot	Owner – The Talbot Company Newport Beach, California	67	1990

  John F. Farrell, Jr.

     Mr. Farrell is Chairman of Automatic Service Company and has been since 1997. From 1985 through 1994 he was Chairman and Chief Executive Officer of North American Mortgage Company. Mr. Farrell was Chairman of Integrated Acquisition Corporation from 1984 through 1989. He was a partner with Oppenheimer and Company from 1972 through 1981.

  Philip G. Heasley

     Mr. Heasley is Chairman and Chief Executive Officer of First USA Bank, the credit card subsidiary of Bank One. Prior to joining First USA, Mr. Heasley spent 13 years in executive positions at U.S. Bancorp, including six years as Vice Chairman and the last two years as President and Chief Operating Officer. Before joining U.S. Bancorp Mr. Heasley spent 13 years at Citicorp, including three years as President and Chief Operating Officer of Diners Club, Inc. Mr. Heasley currently serves as Chairman of the Board of Visa USA and is a member of the Board of Visa International.

  Daniel D. (Ron) Lane

     Since February 1983, Mr. Lane has been a principal, Chairman and Chief Executive Officer of Lane/Kuhn Pacific, Inc., a corporation that comprises several community development and home building partnerships, all of which are headquarted in Newport Beach, California. He is Vice Chairman of the Board of Directors of CKE Restaurants, Inc. Mr. Lane also serves on the Board of Metalclad Corporation and is active on the Board of Trustees of the University of Southern California.

  J. Thomas Talbot

     For more than five years, Mr. Talbot has been the owner of The Talbot Company, an investment and asset management company. From 1989 until 1992, Mr. Talbot was a Chairman and Chief Executive Officer of HAL, Inc. and Hawaiian Airlines. He was founder of Air California (sold to Alaska Airlines), Southwest Airlines, and Chairman of Jet America Airlines from 1981 until 1988 when it was sold to Alaska Air Group. He currently serves on the boards of directors of California Coastal Communities, Inc., (formerly Koll Real Estate Group) and The Hallwood Group, Inc.

DIRECTORS — TERM EXPIRING 2005

			Director
Name	Occupation	Age	Since

William P. Foley, II	Chairman of the Board and Chief Executive Officer Fidelity National Financial, Inc. Irvine, California	57	1984

Frank P. Willey	Vice Chairman of the Board Fidelity National Financial, Inc. Irvine, California	49	1984

Patrick F. Stone	Chief Executive Officer Fidelity National Information Solutions, Inc. Santa Barbara, California	55	2002

Terry N. Christensen	Managing Partner at Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP Los Angeles, California	62	2002

  William P. Foley, II

     Mr. Foley is our Chairman of the Board and Chief Executive Officer, and has been since its formation in 1984. Mr. Foley was President of Fidelity from its formation in 1984 until December 31, 1994. Mr. Foley is also currently serving as Chairman of the Board of Fidelity National Information Solutions, Inc. (“FNIS”) and CKE Restaurants, Inc.

  Frank P. Willey

     Mr. Willey is our Vice Chairman of the Board. He has been a director since the formation of Fidelity in 1984, and served as its President from January 1, 1995 through March 20, 2000. He served as an Executive Vice President and General Counsel of Fidelity from its formation until December 31, 1994. He has served in various capacities with subsidiaries and affiliates of Fidelity since joining it in 1984. Mr. Willey also serves on the Board of Directors of CKE Restaurants, Inc.

  Patrick F. Stone

     Mr. Stone is Chief Executive Officer of FNIS. Mr. Stone was the President of Fidelity until December 31, 2002. He served as President and Chief Operating Officer of Fidelity from March 25, 1997 to January 1, 2002. From May 1995 through March 1997 he was an Executive Vice President of Fidelity and President of Fidelity National Title Insurance Company and four other Fidelity underwriters. From

February 1989 to May 1995 he was President of Fidelity National Title Company of Oregon. Mr. Stone also currently serves on the Board of Directors of FNIS and iLumin Corporation.

  Terry N. Christensen

     Mr. Christensen has been the managing partner of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP since 1988. Prior to forming the law firm, Mr. Christensen was a Consultant and then the President of Tracinda Corporation. Mr. Christensen also serves on the Board of Directors of MGM MIRAGE, Inc., Checkers Drive-In Restaurants, Inc. and GIANT GROUP, LTD.

DIRECTORS — TERM EXPIRING 2004

			Director
Name	Occupation	Age	Since

William A. Imparato	Managing Member Tri-Vista Partners Scottsdale, Arizona	56	1986

Donald M. Koll	Chairman of the Board and Chief Executive Officer The Koll Company Newport Beach, California	70	1995

General William Lyon	Chairman of the Board and Chief Executive Officer William Lyon Homes, Inc. Newport Beach, California	79	1998

Cary H. Thompson	Senior Managing Director Bear Stearns & Co., Inc. Los Angeles, California	46	1992

  William A. Imparato

     Mr. Imparato is currently a Partner in Beus Gilbert PLLC and the Managing Member of Tri-Vista Partners, LLC. From June 1990 to December 1993 Mr. Imparato was President of the Company’s wholly-owned real estate subsidiary Manchester Development Corporation. From July 1980 to March 2000 he was a partner in Park West Development Company, a real estate development firm headquartered in Phoenix, Arizona. In March 2000, Mr. Imparato started a new real estate development firm, Tri-Vista Partners LLC, headquartered in Scottsdale, Arizona.

  Donald M. Koll

     Mr. Koll is Chairman of the Board and Chief Executive Officer of The Koll Company and has been since its formation on March 26, 1962.

  General William Lyon

     General Lyon is Chairman of the Board and Chief Executive Officer of William Lyon Homes, Inc. and affiliated companies which are headquartered in Newport Beach, California. In 1989, General Lyon formed Air/Lyon, Inc., which included Elsinore Service Corp. and Martin Aviation at John Wayne Airport. He has been Chairman of the Board of The William Lyon Company since 1985.

  Cary H. Thompson

     Mr. Thompson is currently a Senior Managing Director with Bear Stearns & Co. Inc. From 1996 to 1999, Mr. Thompson was a director and Chief Executive Officer of Aames Financial Corporation. Mr. Thompson was a managing director of Nat West Markets from May 1994 to June 1996. Mr. Thompson was Managing Director and managed the West Coast Financial Institutions Group for Oppenheimer and Co., Inc. Mr. Thompson also serves on the Board of Directors of SonicWall Corporation and Fidelity National Information Solutions.

EXECUTIVE OFFICERS

     The executive officers of the Company as of the date of this Amendment No. 1 to Form 10-K are set forth in the table below. Certain biographical information with respect to those executive officers who do not also serve as directors follows the table.

			Employed
Name	Occupation	Age	Since

William P. Foley, II	Chairman of the Board and Chief Executive Officer	57	1984

Raymond R. Quirk	President	56	1985

Ernest D. Smith	Co-Chief Operating Officer and Executive Vice President	53	1987

Ronald R. Maudsley	Co-Chief Operating Officer and Executive Vice President	51	1988

Christopher Abbinante	Co-Chief Operating Officer and Executive Vice President	53	2000

  Raymond R. Quirk

     Mr. Quirk became the President of the Company in January 2003. Prior to his position as President, he was the Co-Chief Operating Officer with direct and agency operation responsibilities for Northern California, Oregon, Washington, Hawaii, Texas and Southeast portion of the United States and has held various other positions with the Company since 1985.

  Ernest D. Smith

     Mr. Smith is an Executive Vice President and the Co-Chief Operating Officer of the Company and has been since January 2002. He has served as an Executive Vice President of the Company since 1995. He joined Fidelity National Title Insurance Company in 1987 as President of its San Francisco Division.

  Ronald R. Maudsley

     Mr. Maudsley is an Executive Vice President and the Co-Chief Operating Officer of the Corporation and has been since January 2002. He served as Vice President and Regional Manager of Fidelity National Title Insurance Company since October 1988.

  Christopher Abbinante

     Mr. Abbinante is an Executive Vice President and the Co-Chief Operating Officer of the Corporation and has been since January 2002 to present. He joined the Company in 2000 after the acquisition of Chicago Title Corporation. Prior to joining the Company, he served as Senior Vice President of Chicago Title Insurance Company from 1976 to 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Exchange Act of 1934, as amended, requires the Company’s executive officers and directors to file reports of their ownership, and changes in ownership, of such securities with the SEC. Executive officers and directors are required by the SEC’s regulations to furnish the Company with copies of all forms they file pursuant to Section 16 and the Company is required to report in this Proxy Statement any failure of its directors and executive officers to file by the relevant due date any of these reports during fiscal year 2002. Based solely upon a review of the copies of the reports received by it, the Company believes that all such filing requirements were satisfied, except that Messrs. Farrell and Heasley filed one late report each for transactions in 2002. The failure to timely file such reports were inadvertent errors by the Company.

Item 11. Executive Compensation.

     The following Summary Compensation Table shows compensation paid by the Company and its subsidiaries to the named executive officers of the Company for all services in all capacities during the years indicated.

SUMMARY COMPENSATION TABLE

					Long-Term
		Annual Compensation			Compensation

					Securities	All
				Other Annual	Underlying	Other
	Fiscal	Salary	Bonus	Compensation	Options	Compensation
Name and Title	Year	($)(1)	($)(2)	($)(3)	(#)(4)(5)	($)(6)

William P. Foley, II	2002	950,016	2,850,000	104,071	221,000	146,643
Chairman, Chief	2001	950,016	2,850,000	98,023	387,200	83,982
Executive Officer	2000	877,096	2,251,665	78,492	568,271	72,441
Patrick F. Stone	2002 (7)	375,000	1,125,000	—	71,000	30,828
President	2001	750,000	2,250,000	—	90,750	53,000
(until December 31, 2002)	2000	697,921	1,773,630	—	277,002	31,323
Raymond R. Quirk	2002	418,764	837,500	—	73,500	23,019
President	2001	400,008	800,000	—	86,638	20,054
(since January 1, 2003)	2000	383,340	632,046	—	120,826	13,802
Ronald R. Maudsley	2002	418,764	837,500	—	63,500	32,766
Executive Vice President,	2001	400,008	800,000	—	184,969	27,399
Co-Chief Operating Officer	2000	383,340	632,046	—	151,843	24,964

					Long-Term
		Annual Compensation			Compensation

					Securities	All
				Other Annual	Underlying	Other
	Fiscal	Salary	Bonus	Compensation	Options	Compensation
Name and Title	Year	($)(1)	($)(2)	($)(3)	(#)(4)(5)	($)(6)

Christopher Abbinante	2002	418,764	837,500	—	52,500	23,600
Executive Vice President,	2001	378,749	800,000	—	48,400	8,406
Co-Chief Operating Officer	2000 (8)	241,385	1,078,099	—	102,849	2,304
Ernest D. Smith	2002	418,764	837,500	—	63,500	37,616
Executive Vice President;	2001	400,008	800,000	—	63,211	35,797
Co-Chief Operating Officer	2000	383,340	632,046	—	137,527	25,482

(1)	Amounts shown for the indicated fiscal year include amounts deferred at the election of the named executive officer pursuant to the Company’s 401(k) plan.

(2)	Bonuses were awarded during the year following the year to which the bonuses relate, based on an evaluation by the Compensation Committee of the Board of Directors. Amounts shown for the indicated fiscal year include cash bonus amounts earned in the indicated fiscal year and deferred at the election of the named executive officer and utilized to reduce the exercise price of stock options granted to such officer during the subsequent fiscal pursuant to the 1991 and 2001 Stock Option Plans. Bonus amounts applied to reduce the exercise price of stock option grants awarded and included in this column for 2002, 2001 and 2000, the most recent three years for which the options were granted, are as follows: (i) Mr. Foley: $75,000 - 2002 bonus, $75,000 - 2001 bonus, and $100,000 - 2000 bonus; (ii) Mr. Stone: $75,000 - 2002 bonus, $75,000 – 2001 bonus, and no bonus deferred in 2000; (iii) Mr. Quirk: $75,000 - 2002 bonus, $75,000 - 2001 bonus, and $158,012 - 2000 bonus; (iv) Mr. Maudsley: no bonus deferred in 2002, $75,000 - 2001 bonus, and $564,342 - 2000 bonus; (v) Mr. Abbinante: no bonus deferred in 2002, 2001 or 2000; and (vi) Mr. Smith: $75,000 - 2002 bonus, $75,000 - 2001 bonus, and no bonus deferred in 2000. In addition, during 2002, 2001and 2000 bonus amounts were deferred at the election of the named executive officer and applied to the Company’s Executive Compensation Program in the following amounts: (i) Mr. Foley: $500,000 - 2002, $555,000- 2001, and $430,333 - 2000; (ii) Mr. Stone: no bonus deferred in 2002, 2001 or 2000; (iii) Mr. Quirk: no bonus deferred in 2002, 2001 or 2000; (iv) Mr. Maudsley: $207,250 - 2002, $178,750 - 2001, and $66,272 - 2000; (v) Mr. Abbinante: no bonus deferred in 2002 and 2001, $136,603 - 2000; and (vi) Mr. Smith: $146,500 - 2002, $140,200 - 2001, and $130,002 - 2000.

(3)	Amounts shown for Mr. Foley included the cost of a (i) a Company provided automobile of $9,000 in 2002, 2001 and 2000, respectively; (ii) tax and financial planning advice provided by third parties to Mr. Foley and Folco Development Corporation - $57,572 in 2002, $61,539 in 2001, and $24,000 in 2000; and (iii) personal use of Company assets by Mr. Foley and Folco Development Corporation - $57,542 in 2002, $27,484 in 2001, and $45,492 in 2000.

(4)	The number of securities underlying options has been adjusted to reflect all dividends and stock splits.

(5)	Amounts shown are options to purchase common stock of Fidelity. These officers also received stock options from Fidelity’s majority owned subsidiaries Fidelity National Information Solutions, Inc. (Nasdaq: FNIS) and Micro General Corporation (Nasdaq: MGEN), which was merged with FNIS on July 9, 2002. The following officers were awarded options to purchase common stock of FNIS in 2002, 2001 and 2000 (including MGEN options converted to FNIS options as a result of the merger): Mr. Foley - 150,000 options in 2002, 1,000,000 options in 2001, and 76,560 options in 2000; Mr. Stone - 400,000 options in 2002, 400,000 options in 2001, and no options granted in 2000; Mr. Quirk - no options granted in 2002, 44,140 options granted in 2001, and no options granted in 2000; Mr. Maudsley - no options granted in 2002, 44,140 options granted in 2001, and no options granted in 2000; Mr. Abbinante - no options granted in 2002, 44,140 options granted in 2001, and no options granted in 2000, and; Mr. Smith - 10,000 options granted in 2002, 79,140 options granted in 2001 and no options granted in 2000.

(6)	Amounts shown for fiscal 2002 consist of the following: (i) Mr. Foley: Company contribution to 401(k) Plan - $5,500, Company paid life insurance premiums - $69,892 and Company contribution to Employee Stock Purchase Program - $71,251; (ii) Mr. Stone: Company contribution to 401(k) Plan - $2,750, Company paid life insurance premiums - $1,447 and Company contribution to Employee Stock Purchase Program - $26,631; (iii) Mr. Quirk: no Company contribution to 401(k) Plan, Company paid life insurance premiums - $3,019 and Company contribution to Employee Stock Purchase Program - $20,000; (iv) Mr. Maudsley: no Company contribution to 401(k) Plan, Company paid life insurance premiums - $2,765 and Company contribution to Employee Stock Purchase Program - $30,001; (v) Mr. Abbinante: Company contribution to 401(k) Plan - $5,500, Company paid life insurance premiums - $1,615 and Company contribution to Employee Stock Purchase Program - $16,485; and (vi) Mr. Smith: Company contribution to 401(k) Plan - $6,000, Company paid life insurance premiums - $1,615 and Company contribution to Employee Stock Purchase Program - $30,001.

(7)	Mr. Stone also received payments from Fidelity’s majority-owned subsidiary FNIS for services rendered as Chief Executive Officer during 2002, in the following amounts: salary - $375,000; bonus - $1,125,000; Other annual compensation: $15,955; and all other compensation - $30,828.

(8)	Amounts for Mr. Abbinante for 2000 include the period from March 20, 2000 to December 31, 2000.

Option Grants

     The following table provides information as to options of common stock granted to the named individuals during 2002 pursuant to the Company’s 1998 Stock Incentive Plan and the Amended and Restated 2001 Stock Incentive Plan.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
						Potential Realizable Value at
	Number Of					Assumed Annual Rates of
	Securities	Percentage of				Stock Price Appreciation
	Underlying	Total Options				for Option Term (3)
	Options	Granted to	Exercise or
	Granted	Employees in	Base Price		Expiration	5%	10%
Name	(#)	Fiscal Year	($/share)		Date	($)	($)

William P. Foley, II	100,000		$33.20	(1)	12/23/12	$2,091,600	$5,278,800
	11,000		$15.68	(2)	02/21/13	$108,675	$274,275
	110,000		$22.50	(1)	02/21/12	$1,559,250	$3,935,250

	221,000	10.1%
Patrick F. Stone	5,000		$33.20	(1)	12/23/12	$104,580	$263,940
	11,000		$15.68	(2)	02/21/13	$108,675	$274,275
	55,000		$22.50	(1)	02/21/12	$779,625	$1,967,625

	71,000	3.2%
Raymond R. Quirk	35,000		$33.20	(1)	12/23/12	$732,060	$1,847,580
	11,000		$15.68	(2)	02/21/13	$108,675	$274,275
	27,500		$22.50	(1)	02/21/12	$389,813	$983,813

	73,500	3.4%
Ronald R. Maudsley	25,000		$33.20	(1)	12/23/12	$522,900	$1,319,700
	11,000		$15.68	(2)	02/21/13	$108,675	$274,275
	27,500		$22.50	(1)	02/21/12	$389,813	$983,813

	63,500	2.9%
Christopher Abbinante	25,000		$33.20	(1)	12/23/12	$522,900	$1,319,700
	27,500		$22.50	(1)	02/21/12	$389,813	$983,813

	52,500	2.4%
Ernest D. Smith	25,000		$33.20	(1)	12/23/12	$522,900	$1,319,700
	11,000		$15.68	(2)	02/21/13	$108,675	$274,275
	27,500		$22.50	(1)	02/21/12	$389,813	$983,813

	63,500	2.9%

(1)	The fair market value of the Company’s common stock on the date of grant.

(2)	The options granted under the Amended and Restated 2001 Stock Incentive Plan were granted to key employees of the Company at an exercise price of $22.50, the fair market value of the Company’s common stock on the date of grant. The executive officer applied his deferred bonus amount to reduce the exercise price to $15.68 per share. (See note (2) of Summary Compensation Table). Unless sooner exercised, the exercise price of these options will decrease approximately $0.48 per year through 2007, and $0.31 per year from 2008 through 2013, at which time the exercise price will be $11.45.

(3)	These are assumed rates of appreciation, and are not intended to forecast future appreciation of the Company’s common stock.

FNIS OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information as to options of common stock of Fidelity National Information Services, Inc. (FNIS) and Micro General Corporation, Inc. (MGEN), which was merged with FNIS on July 9, 2002, granted to the named individuals during 2002 pursuant to the FNIS’s 2001 Stock Incentive Plan.

	Individual Grants
						Potential Realizable Value at
	Number Of					Assumed Annual Rates of
	Securities	Percentage of				Stock Price Appreciation
	Underlying	Total Options	Exercise			for Option Term (2)
	Options	Granted to	or
	Granted	Employees in	Base Price		Expiration	5%	10%
Name	(#)	Fiscal Year	($/share)		Date	($)	($)

William P. Foley II	3,433 (3)		9.61	(3)	11/17/09	20,794	52,605
	76,560 (3)		23.17	(3)	01/11/10	1,117,366	2,826,656
	100,000		16.81	(1)	09/24/12	1,057,172	2,679,081
	50,000		17.51	(1)	12/23/12	551,565	1,392,045

	229,993	8%
Patrick F. Stone	22,405 (3)		9.61	(3)	11/17/09	135,473	343,316
	100,000		16.81	(1)	09/24/12	1,057,172	2,679,081
	300,000		17.51	(1)	12/23/12	3,303,583	8,371,929

	422,405	16%
Ernest D. Smith	10,000	0.6%	16.81	(1)	09/24/12	105,903	267,279

(1)	The fair market value of FNIS common stock on the date of grant.

(2)	These are assumed rates of appreciation, and are not intended to forecast future appreciation of FNIS’s common stock.

(3)	On July 9, 2002, FNIS acquired 100% of the outstanding common stock of Micro General Corporation (NASDAQ:MGEN — “MGEN”). In connection with this transaction, FNIS issued options in exchange for the outstanding MGEN options. Amounts shown represent the FNIS options issued in exchange.

Option Exercises and Fiscal Year-End Values

     The following table summarizes information regarding exercises of stock options by the named individuals during 2002 and unexercised options held by them as of December 31, 2002.

AGGREGATED STOCK OPTION EXERCISES
IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

			Number of	Value of Unexercised
			Unexercised Options	In-the-Money Options
	Shares		at December 31, 2002	at December 31, 2002
	Acquired on	Value	(#)	($)
	Exercise	Realized	Exercisable/	Exercisable/
Name	(#)	($)	Unexercisable	Unexercisable

William P. Foley II	223,868	5,682,743	2,632,389/173,333	53,776,388/757,530
Patrick F. Stone	252,475	3,919,713	191,357/41,666	2,578,055/378,760
Raymond R. Quirk	160,399	2,388,631	226,849/109,798	3,015,330/1,017,808
Ronald R. Maudsley	299,920	2,224,827	24,199/99,798	391,864/1,017,808
Christopher Abbinante	60,501	929,149	33,366/109,881	486,564/1,225,361
Ernest D. Smith	202,361	2,658,210	-/99,798	0/1,017,808

     In accordance with the rules of the Securities and Exchange Commission, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, the fair market value is deemed to be $32.83, the closing price of the common stock of Fidelity reported by the New York Stock Exchange on December 31, 2002.

FNIS Option Exercises and Fiscal Year-End Option Values

     The following table summarizes information regarding exercises of stock options of FNIS (including MGEN options) by the named individuals during 2002 and unexercised options held by them as of December 31, 2002.

AGGREGATE FNIS OPTION EXERCISE IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of	Value of Unexercised
			Unexercised Options	In-the-Money Options
	Shares		at December 31, 2002	at December 31, 2002
	Acquired on	Value	(#)	($)
	Exercise	Realized	Exercisable/	Exercisable/
Name	(#)	($)	Unexercisable	Unexercisable

William P. Foley, II	417,646	6,737,254	1,129,993/100,000	9,817,000/22,000
Patrick F. Stone	377,589	6,043,015	472,405/350,000	3,904,071/22,000
Raymond R. Quirk	13,117	250,173	8,334/22,688	84,503/178,371
Ronald R. Maudsley	13,117	257,776	8,334/22,688	84,503/178,371
Christopher Abbinante	5,785	81,328	15,667/22,688	158,863/178,371
Ernest D. Smith	41,452	819,246	6,668/41,020	30,671/294,998

     In accordance with the rules of the Securities and Exchange Commission, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, the fair market value is deemed to be $17.25, the closing price of the common stock of Fidelity National Information Solutions, Inc. reported by NASDAQ on December 31, 2002.

Director Compensation

     Directors who are also officers of Fidelity do not receive any compensation for acting as directors, except for reimbursement of reasonable expenses, if any, incurred in attending Board meetings.

      Directors who are not also employees of Fidelity receive:

• an annual retainer of $30,000, • $2,500 for each Board meeting attended,

• an annual retainer of $5,000 for service on a committee (the committee chairman receives $7,500),

• $1,500 for each committee meeting attended, and • expenses of attending Board and committee meetings.

Employment Agreements

     The Company entered into a five-year employment agreement with its Chairman and Chief Executive Officer, Mr. Foley, effective March 22, 2001, replacing an existing agreement. Pursuant to his new agreement, his minimum annual base salary is $950,000. The agreement provides for additional incentive compensation in respect of each fiscal year ending during the term thereof in the form of an annual cash bonus as determined in accordance with the Annual Incentive Plan. Pursuant to the Annual Incentive Plan, the Compensation Committee has approved a formula that awards Mr. Foley for meeting specified performance levels, based on the Company’s return on equity, merger synergies related to the acquisition of Chicago Title Corporation and a specified operational goal. The agreement includes other compensation and executive fringe benefits. There is a change in control provision enabling Mr. Foley to terminate this agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for good reason (defined in the agreement as a change in control) or if Mr. Foley’s employment is terminated following a change of control, under certain circumstances he will receive (i) his salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater number of years remaining in the term of employment, including partial years, or three years, (iii) immediate vesting of all options not vested at the date of termination, and (iv) maintenance of all benefit plans and programs for Mr. Foley for the greater of three years or the number of years (including partial years) remaining in the agreement. The agreement allows the Company to terminate Mr. Foley upon written notice without cause on terms specified in the agreement. Upon Mr. Foley’s death, his estate will receive a payment in the amount of the minimum annual base salary for the remainder of the agreement. Upon incapacity or disability for a continuous period of nine months, the Company may terminate the employment contract with Mr. Foley upon payment of an amount equal to his minimum annual base salary, without offset for the remainder of the agreement.

     The Company entered into a three-year employment agreement with Raymond R. Quirk, effective March 20, 2003. Pursuant to this agreement, Mr. Quirk’s minimum base salary is $600,000. His salary may be increased at the discretion of the Compensation Committee of the Board of Directors. Mr. Quirk’s annual bonus will be payable pursuant to the Annual Incentive Plan. The cash bonus payable to Mr. Quirk under the Annual Incentive Plan awards him for meeting specified performance levels based on the Company’s return on equity and specified operational goals. There is a change in control provision enabling Mr. Quirk to terminate this agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for good reason (defined in the agreement as a change in control) or if Mr. Quirk’s employment is terminated following a change in control under certain circumstances, he will receive (i) his minimum annual base salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination or the highest bonus paid or payable to him during the term of the agreement multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number two, and (iii) maintenance of all benefit plans and programs for Mr. Quirk for the greater number of two years or the number of years (including partial years) remaining in the agreement.

     The Company entered into a three-year employment agreement with Ernest D. Smith effective March 20, 2003. Pursuant to the agreement, Mr. Smith’s base salary for fiscal 2003 is $600,000. His base salary may be increased at the discretion of the Compensation Committee of the Board of Directors. Mr. Smith’s annual bonus will be payable pursuant to the Annual Incentive Plan. The cash bonus payable to Mr. Smith under the Annual Incentive Plan awards him for meeting specified performance levels based on the Company’s return on equity and specified operational goals. There is a change in control provision enabling Mr. Smith to terminate this agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for good reason (defined in the agreement as a change in control) or if Mr. Smith’s employment is terminated following a change in control under certain circumstances, he will receive (i) his minimum annual base salary through the date of termination, (ii) severance pay in an amount equal to the greater of his annual salary in effect as of the date of termination or the highest bonus paid or payable to him during the term of the agreement multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number two, and (iii) maintenance of all benefit plans and programs for Mr. Smith for the greater number of two years or the number of years (including partial years) remaining in the agreement.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee is currently composed of three independent directors including Messrs. Lane, Talbot and Thompson. During fiscal 2002, no member of the Compensation Committee was a former or current officer or employee of the Company or any of its subsidiaries. In addition, during that year, no executive officer of the Company served (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on the Compensation Committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on the Board of Directors.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

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

Compensation Philosophy

     The Company’s executive compensation programs are designed to (i) provide levels of compensation that integrate pay and incentive plans with the Company’s strategic goals, so as to align the interests of executive management with the long-term interests of the stockholders; (ii) motivate Company executives to achieve the strategic business goals of the Company and to recognize their individual contributions; and (iii) provide compensation opportunities which are competitive to those offered by other national title insurance companies and other corporations similar in size and performance. Although the exact identity of the corporations surveyed varies, these generally include title companies and other corporations equal to or larger than the Company. The Compensation Committee believes that the components of executive compensation should include base salary, annual cash bonus, stock option grants and other benefits and should be linked to individual and Company performance. With regard to the Company’s performance, the measures used for determining appropriate levels of compensation for executive officers include the Company’s national market share, net margin, quality of service, meeting strategic goals within the current economic climate and industry environment, scope of responsibilities, expansion by acquisition or otherwise, and profit retention and profitability, all of which combine to enhance stockholder value.

     The Committee approves employment agreements and salary and bonus levels for key employees, including Mr. Foley, Mr. Stone (during 2002), Mr. Quirk, Mr. Abbinante, Mr. Maudsley and Mr. Smith. The Compensation Committee then makes recommendations with respect to such compensation to the entire Board of Directors for its approval. In fiscal 2002, Compensation Committee retained a consulting firm to review and advise on benefits plans and other compensation initiatives for the Company’s senior executives. As part of its review process, the Compensation Committee approved the Annual Incentive Plan, which governs the incentive compensation payable to Mr. Foley and certain other executive officers.

Compensation of the Chairman and Chief Executive Officer for Fiscal 2002

     Mr. Foley’s compensation for 2002 was determined pursuant to the terms of his employment agreement in effect during that period which is described above under the heading “Employment Agreements”. His employment agreement provided him with a minimum base annual salary, which may be reviewed and increased at the discretion of the Compensation Committee to reflect matters including cost of living increases and performance results. Mr. Foley also received a cash bonus, which was determined pursuant to the Annual Incentive Plan by the Compensation Committee. Under the program, Mr. Foley had varying performance-based bonus levels that were expressed as a percentage of his base salary, based upon the Company’s return on equity and earnings. The Compensation Committee established threshold, target and maximum expectations for each performance measure. In 2002, the Company exceeded target expectations for return on equity, earnings, and obtained maximum expectations for merger synergies. The applicable target bonus amount was established by the Compensation Committee to be 300% of his base salary. Under the terms of his employment agreement, the Company, through the Compensation Committee, has the discretion to award stock options to Mr. Foley. Mr. Foley received stock options in 2002 exercisable for an aggregate of 221,000 shares of common stock. Of these options, 47,666 shares vested upon date of grant and the remainder vest in three equal annual installments.

Compensation of Other Executives for Fiscal 2002

     With respect to the base salaries and incentive cash bonuses awarded to other executive officers who were parties to employment agreements with the Company in respect of 2002, the Compensation Committee approved these amounts pursuant to the executives’ employment agreements and the Annual Incentive Plan administered by the Compensation Committee. With respect to the base salaries and incentive cash bonuses awarded to the Company’s other executive officers, the decision of the Compensation Committee for each such executive officer is subjective and was made after consideration of the performance of the executive in his particular area of responsibility, the executive’s contribution to the Company’s overall management team and an assessment of the future contributions the executive should be able to make to the Company. Under the terms of the executive bonus program, the executive officers received a cash bonus based upon specified target levels and the Company’s return on equity and cost savings resulting from merger synergies related to the acquisition by the Company of Chicago Title Corporation.

Stock Option Grants

     As indicated above, an important element of the Company’s compensation philosophy is the desire to align the interests of the executive officers with the long-term interests of the Company’s stockholders. The purpose of the Company’s stock option plans is to attract, retain and award executive officers and directors and to furnish incentives to these persons to improve operations, increase profits and positively impact the Company’s long-term performance. Consistent with these objectives, the Compensation Committee granted options in 2002 to executive officers for their performance in 2002.

     As additional incentive compensation, certain executive officers are permitted to participate in a program pursuant to which the officer can defer a portion of his bonus and apply the deferred amount to reduce the exercise price of stock options granted to him. In 2002, Mr. Foley, Mr. Stone, Mr. Quirk, and Mr. Smith participated in this bonus deferral program.

     Corporate Deduction for Compensation. Section 162(m) of the Internal Revenue Code generally limits to $1.0 million the corporate deduction for compensation paid to certain executive officers, unless certain requirements are met. The Company’s policy with respect to the deductibility limit of Section

162(m) generally is to preserve the federal income tax deductibility of compensation paid to executive officers. However, while the tax impact of any compensation arrangement is an important factor to be considered, the impact is evaluated in light of the Company’s overall compensation philosophy. Accordingly, the Company has and will continue to authorize the payment of non-deductible compensation if it deems that it is consistent with its compensation philosophy and in the best interests of the Company and its stockholders.

April 30, 2003	The Compensation Committee

Cary H. Thompson
Daniel D. (Ron) Lane
J. Thomas Talbot

PERFORMANCE GRAPH

     Set forth below is a graph comparing cumulative total stockholder return on the Company’s common stock against the cumulative total return on the S & P 500 Index and against the cumulative total return of a peer group index consisting of certain companies for the industry in which the Company competes (SIC code 6361 — Title Insurance) for the five-year period ending December 31, 2002. This peer group consists of the following companies: First American Corporation, LandAmerica Financial Group, Inc. and Stewart Information Services Corp. The peer group comparison has been weighted based on the Company’s stock market capitalization. The graph assumes an initial investment of $100.00 on January 1, 1998, with dividends reinvested over the periods indicated.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG FIDELITY NATIONAL FINANCIAL, INC., THE S & P 500 INDEX
AND A PEER GROUP

	Dec 98	Dec 99	Dec 00	Dec 01	Dec 02

Fidelity National Financial, Inc.	108.68	52.39	136.93	102.64	151.77
S&P 500 Index	128.58	155.64	141.46	124.65	97.10
Peer Group	193.70	74.60	181.84	115.59	138.14

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table provides information regarding securities authorized for issuance under the Company’s equity compensation plans, as of December 31, 2002:

Number of
	Securities		Number of Securities
	to be Issued		Remaining Available
	Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options,	Options,	(Excluding
	Warrants and	Warrants and	Securities Reflected
	Rights	Rights	in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	8,300,103	$17.03	3,968,970 (1)
Equity compensation plans not approved by security holders(2)	1,359,185	10.45	—

Total	9,659,288	$16.10	3,968,970

(1)	Excludes a total of 3,267,000 options available for automatic grant under the Company’s 1998 and 2001 Plans on each annual meeting date throughout the life of the option plans.

(2)	The equity compensation plans not approved by security holders represent options granted outside of the Company’s stock option plans pursuant to various agreements approved by the Board of Directors of the Company. The options were granted with an exercise price equal to the market value of the underlying stock as of the date of grant, and have terms of 10 to 12 years. Additional information regarding these options is included in Note L of Notes to Consolidated Financial Statements, incorporated herein by reference.

     As of April 23, 2003, based upon filings with the Securities and Exchange Commission, there is no person known to the Company to be the beneficial owner of more than 5% of the Company’s common stock other than as set forth below and in the “Security Ownership of Management” table below.

	Number of Shares	Percent of Class
Name	Beneficially Owned	Owned

ALLTEL Corporation(1) 4001 Rodney Parham Little Rock, AK 72212	8,150,322 (1)	7.65%

(1)	In a Schedule 13G filed with the Commission on April 8, 2003, ALLTEL Corporation reported that it had the sole power to vote and dispose of these 8,150,322 shares of common stock. The percentage of outstanding shares is based upon the outstanding shares as of April 4, 2003.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the beneficial ownership as of April 4, 2003, of the common stock of the Company by each director who owns shares, by the director nominees, all executive officers named in the Summary Compensation Table, and all directors and executive officers as a group. The information as to beneficial stock ownership is based on data furnished by the persons concerning whom such information is given.

	Number of
	Shares	Number of		Percent of
Name and Address	Owned	Options(1)	Total	Total

William P. Foley, II	3,435,918 (2)	2,421,019	5,856,937	5.31%
Frank P. Willey	586,700	524,412	1,111,112	1.4%
John F. Farrell, Jr.	1,000	19,926	20,926	*
Terry N. Christensen	0	0	0	*
Philip G. Heasley	3,190	24,451	27,641	*
William A. Imparato	6,252	51,701	57,953	*
Donald M. Koll	0	88,303	88,303	*
Daniel D. (Ron) Lane	97,435	15,401	112,836	*
General William Lyon	12,180	61,683	73,863	*
J. Thomas Talbot	33,151	15,401	48,552	*
Cary H. Thompson	2,653	7,700	10,353	*
Patrick F. Stone	22,086	42,667	64,753	*
Christopher Abbinante	12,536	68,749	81,285	*
Ronald Maudsley	3,153	49,499	52,652	*
Raymond R. Quirk	61,278	258,149	319,427	*
Ernest D. Smith	1,954 (3)	35,716	37,670	*
All directors and officers (20 persons)	4,331,755	4,012,738	8,344,493	7.5%

*	Represents less than 1% of the Company’s common stock.

(1)	Represents shares subject to stock options that are exercisable on April 4, 2003 or become exercisable within 60 days of April 4, 2003.

(2)	Included in this amount are 1,710,443 shares held by Folco Development Corporation, of which Mr. Foley and his spouse are the sole stockholders, and 380,380 shares held by Foley Family Charitable Foundation.

(3)	Included in this amount are 300 shares held by Mr. Smith’s spouse.

Item 13. Certain Relationships and Related Transactions.

     The Board of Directors adopted an Employee Stock Purchase Loan Program and a Director Stock Purchase Loan Program. The Employee Stock Purchase Loan Program authorized an aggregate amount of $7,900,000 to make loans to key employees to purchase shares of the Company’s common stock through open market purchases or in privately negotiated transactions. The Director Stock Purchase Loan Program authorized an aggregate amount of $750,000 to make loans to outside directors to purchase shares of the Company’s common stock through open market purchases or in privately negotiated transactions. The loans are at an interest rate of 5% per annum for a term of five years immediately callable in the event of termination of employment or resignation as a director, as the case may be.

     Since the beginning of 2002, each of the following named executive officers participated in the Employee Stock Purchase Loan Program, and the highest aggregate indebtedness to the Company for each participant was as follows: Mr. Foley — $3,537,500; Mr. Stone — $586,668; Mr. Quirk — $351,724. All of these loans have been fully repaid and, in accordance with the Sarbanes-Oxley Act prohibition of making personal loans to executive officers, participation on the program has been limited to non-executive officers.

     Since the beginning of 2002, the following directors participated in the Director Stock Purchase Loan Program and the highest aggregate indebtedness to the Company for each participant in 2002 was as follows: William A. Imparato — $176,875; Donald M. Koll — $179,489; Daniel D. (Ron) Lane — $176,875; General William Lyon — $176,958 and J. Thomas Talbot — $176,250. All of these loans have been fully repaid and, in accordance with the Sarbanes-Oxley Act prohibition of making personal loans to directors, the program has been terminated.

     Mr. Thompson is a Senior Managing Director with Bear Stearns & Co. Inc. During 2002, Bear Stearns provided investment advisory and brokerage services to the Company, including as co-manager of the Fidelity $250 million debt placement in March 2003, for which Bear Stearns received fees in the amount of approximately $400,000. Bear Stearns also acted as investment advisor to Fidelity’s majority owned subsidiary, FNIS, during its acquisition of Eastern Financial Systems, Inc., for which Bear Stearns received fees in the amount of approximately $750,000. In the opinion of management, the terms of these transactions were fair to Fidelity and substantially the same as could have been obtained in transactions with unaffiliated parties.

     Mr. Christensen is the managing partner of the law firm Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. During 2002, Christensen Miller represented the Company and its subsidiaries in various lawsuits. The total fees received by Christensen Miller during 2002 were approximately $1,400,000. In the opinion of management, the terms of these transactions were fair to Fidelity and substantially the same as could have been obtained in transactions with unaffiliated parties.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY NATIONAL FINANCIAL, INC.

Date: April 30, 2003	By: /s/Alan L. Stinson

Alan L. Stinson
Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, William P. Foley, II, certify that:

     1.     I have reviewed this annual report on Form 10-K/A of Fidelity National Financial, Inc.;

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

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

By: /s/ William P. Foley, II

William P. Foley, II
Chief Executive Officer

April 30, 2003

CERTIFICATIONS

I, Alan L. Stinson, certify that:

     1.     I have reviewed this annual report on Form 10-K/A of Fidelity National Financial, Inc.;

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

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

By: /s/ Alan L. Stinson

Alan L. Stinson
Chief Financial Officer and Executive Vice President

April 30, 2003