Form 10-Q
period 2003-03-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2003-05-15
CIK 809398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

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

YES (X)      NO ( )

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act).

YES (X)      NO ( )

As of April 30, 2003, 134,954,362 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2003

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at March 31, 2003 includes $261,865 and at December 31, 2002 includes $243,844 of pledged fixed maturity securities related to secured trust deposits	$1,554,439	$1,564,183
Equity securities, at fair value	99,581	74,401
Other long-term investments	16,217	38,368
Settlement of investments	(12,916)	(207)
Short-term investments at March 31, 2003 includes $204,802 and at December 31, 2002 includes $231,080 of pledged short-term investments related to secured trust deposits	1,154,999	888,863

Total investments	2,812,320	2,565,608
Cash and cash equivalents, at March 31, 2003 includes $322,924 and at December 31, 2002 includes $295,051 of pledged cash related to secured trust deposits	535,727	482,600
Leases and residual interests in securitizations	102,220	119,242
Trade receivables, net	256,117	220,842
Notes receivable, net (related party — $1,748 in 2003 and $2,804 in 2002)	11,515	12,363
Goodwill	1,216,374	996,613
Prepaid expenses and other assets	381,094	351,348
Title plants	281,831	275,976
Property and equipment, net	192,721	165,595
Deferred tax asset	74,627	55,557

	$5,864,546	$5,245,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$696,639	$698,917
Notes payable	717,228	493,458
Reserve for claim losses	902,753	887,973
Secured trust deposits	781,003	750,920
Income taxes payable	111,290	28,743

	3,208,913	2,860,011
Minority interests and preferred stock of subsidiary	137,421	131,797
Stockholders’ equity:
Preferred stock, $.0001 par value; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock, $.0001 par value; authorized, 150,000,000 shares issued, 127,307,182 as of March 31, 2003 and 121,471,220 as of December 31, 2002	13	12
Additional paid-in capital	1,711,836	1,551,637
Retained earnings	866,338	738,522

	2,578,187	2,290,171
Accumulated other comprehensive earnings	10,595	12,303
Unearned compensation	(3,915)	(1,628)
Less treasury stock, 2,588,125 shares as of March 31, 2003 and 1,839,500 shares as of December 31, 2002, at cost	(66,655)	(46,910)

	2,518,212	2,253,936

	$5,864,546	$5,245,744

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended
	March 31,

	2003	2002

	(Unaudited)
REVENUE:
Title insurance premiums	$967,661	$729,362
Escrow and other title-related fees	266,927	189,295
Real estate related services	174,205	115,909
Interest and investment income	17,057	18,281
Realized gains, net	6,633	7,058
Other income	4,393	6,955

	1,436,876	1,066,860
EXPENSES:
Personnel costs	441,339	330,138
Other operating expenses	315,609	221,123
Agent commissions	387,213	308,971
Provision for claim losses	48,384	36,468
Interest expense	8,060	8,617

Total expenses	1,200,605	905,317

Earnings before income taxes and minority interest	236,271	161,543
Income tax expense	87,420	58,154

Earnings before minority interest	148,851	103,389
Minority interest	5,272	2,404

Net earnings	$143,579	$100,985

Basic earnings per share	$1.19	$0.85

Weighted average shares outstanding, basic basis	120,392	118,221

Diluted earnings per share	$1.16	$0.83

Weighted average shares outstanding, diluted basis	124,208	122,186

Cash dividends per share	$0.12	$0.07

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended
	March 31,

	2003	2002

	(Unaudited)
Net earnings	$143,579	$100,985
Other comprehensive earnings (loss):
Unrealized gains (losses) on investments, net (1)	1,523	(2,141)
Reclassification adjustments for gains included in net earnings (2)	(3,231)	(1,799)

Other comprehensive loss	(1,708)	(3,940)

Comprehensive earnings	$141,871	$97,045

(1)	Net of income tax expense (benefit) of $1.0 million and $(1.4) million for the three months ended March 31, 2003 and 2002, respectively.

(2)	Net of income tax benefit of $(2.2) million and $(1.2) million for the three months ended March 31, 2003 and 2002, respectively.

See Notes to Condensed Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
	Common Stock		Additional		Other		Treasury Stock
			Paid-in	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Earnings	Compensation	Shares	Amount

Balance, December 31, 2002	121,471	$12	$1,551,637	$738,522	$12,303	$(1,628)	1,840	$(46,910)
Purchase of treasury stock	—	—	—	—	—	—	748	(19,745)
Exercise of stock options	1,124	—	12,384	—	—	—		—
Tax benefit associated with the exercise of options	—	—	8,129	—	—	—	—	—
Acquisition of ANFI, Inc.	4,712	1	139,288	—	—	—	—	—
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	(1,708)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	456	—	—
Unearned compensation – ANFI	—	—	—	—	—	(2,743)	—	—
Capital transactions of investments accounted for under the equity method	—	—	398	—	—	—	—	—
Cash dividends declared ($0.12 per share)	—	—	—	(15,763)	—	—	—	—
Net earnings	—	—	—	143,579	—	—	—	—

Balance, March 31, 2003	127,307	$13	$1,711,836	$866,338	$10,595	$(3,915)	2,588	$(66,655)

See Notes Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net earnings	$143,579	$100,985
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	21,802	16,939
Net increase in reserve for claim losses	4,716	2,015
Gain on sales of assets	(6,633)	(7,058)
Change in assets and liabilities, net of effects from acquisitions:
Net decrease in leases and lease securitization residual interests	17,022	9,954
Net (increase) decrease in secured trust deposits	15,103	(426)
Tax benefit associated with the exercise of stock options	8,129	3,655
Net increase in trade receivables	(18,389)	(2,517)
Net (increase) decrease in prepaid expenses and other assets	(22,448)	17,223
Net decrease in accounts payable, accrued liabilities and minority interests	(49,352)	(23,794)
Net increase in income taxes	77,550	46,520

Net cash provided by operating activities	191,079	163,496

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	440,110	273,483
Proceeds from maturities of investment securities available for sale	73,655	43,269
Proceeds from sale of assets	211	—
Collections of notes receivable	1,668	1,794
Additions to title plants	(1,005)	(557)
Additions to property and equipment	(29,391)	(14,207)
Purchases of investment securities available for sale	(495,683)	(400,271)
Net purchases of short-term investment securities	(253,673)	(31,116)
Additions to notes receivable	(841)	(1,180)
Acquisitions of businesses, net of cash acquired	(102,023)	(2,613)
Sale of subsidiary, net of cash	—	15,500

Net cash used in investing activities	(366,972)	(115,898)

See Notes to Condensed Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,

	2003	2002

	(Unaudited)
Cash flows from financing activities:
Borrowings	$935	$5,253
Net proceeds from issuance of notes	248,118	—
Debt issuance costs	(1,625)	—
Debt service payments	(27,202)	(26,459)
Dividends paid	(11,718)	(8,596)
Stock options exercised	12,384	11,191
Purchases of treasury stock	(19,745)	—

Net cash provided by (used in) financing activities	201,147	(18,611)

Net increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	25,254	28,987
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	187,549	174,713

Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$212,803	$203,700

Supplemental cash flow information:
Income taxes paid	$1,500	$2,212

Interest paid	$11,759	$12,714

Noncash investing and financing activities:
Dividends declared and unpaid	$15,763	$8,652

See Notes to Condensed Consolidated Financial Statements

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note A — Basis of Financial Statements

The financial information included in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the “Company”) and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain reclassifications have been made in the 2002 Condensed Consolidated Financial Statements to conform to classifications used in 2003.

Note B – Acquisitions

Omaha Property and Casualty Insurance Company

On May 2, 2003, the Company acquired the flood insurance business of Mutual of Omaha’s subsidiary, Omaha Property and Casualty Insurance Company (“OPAC”), for approximately $18.0 million in cash. This acquisition, along with the Bankers Insurance Group acquisition (described below) expands the Company’s penetration in the flood insurance business. The transaction is accounted for under the purchase method of accounting. Since the Company acquired OPAC on May 2, 2003, the results of operations and financial position of OPAC are not included as of March 31, 2003 or for the three months ended March 31, 2003.

ALLTEL Information Services, Inc.

On January 28, 2003, the Company entered into a stock purchase agreement with ALLTEL Corporation, Inc., a Delaware corporation (“ALLTEL”), to acquire from ALLTEL its financial services division, ALLTEL Information Services, Inc. (“AIS”). On April 1, 2003, the Company closed the acquisition and subsequently renamed the division Fidelity Information Services (“FIS”). FIS is one of the world’s largest providers of information-based technology solutions and processing services to the mortgage and financial services industries.

The Company acquired FIS for approximately $1,050.0 million, consisting of $775.0 million in cash and $275.0 million of the Company’s common stock. The Company funded the cash portion of the purchase price through the issuance of $250.0 million aggregate principal amount of 5.25% notes due March 15, 2013 (See Note C), and $525.0 million in available cash. The stock portion of the purchase price resulted in the issuance of 10,187,902 shares of the Company’s common stock to ALLTEL, which is restricted for resale for up to one year.

In connection with the stock purchase agreement and the closing of the acquisition, the Company entered into a stockholder’s agreement, a non-competition agreement and certain transition agreements with ALLTEL. The stockholder’s agreement: (1) restricts the sale by ALLTEL of the Company’s common stock received in the transaction for up to one year, (2) grants ALLTEL the right to designate one nominee to the Company’s Board of Directors, so long as it continues to hold at least 50% of the shares of the Company’s common stock received in the transaction, and (3) grants ALLTEL certain registration rights with respect to the Company’s common stock it receives in the transaction. The non-competition agreement prohibits, with certain exceptions, ALLTEL and its affiliates from engaging in the business relating to the assets acquired by the Company for a period of two years after the transaction. The transaction is accounted for under the purchase method of accounting. Since the Company acquired FIS on April 1, 2003, the results of operations and financial position of FIS are not included as of March 31, 2003 or for the three months ended March 31, 2003.

The following acquisitions occurred during the first quarter of 2003, and as such, the results of operations and financial position of these entities are included in the Condensed Consolidated Financial Statements from and after the date of acquisition.

Key Title Company

On March 31, 2003, the Company and its wholly-owned subsidiary, Ticor Title Insurance Company, acquired Key Title Company (“Key Title”) for approximately $22.5 million in cash. Key Title operates in 12 counties in the state of Oregon. The acquisition was accounted for as a purchase.

ANFI, Inc.

On January 9, 2003, the Company entered into an Agreement and Plan of Merger with ANFI, Inc. (“ANFI”), whereby each share of ANFI common stock would be exchanged for shares of the Company’s common stock. The merger agreement was amended on February 21, 2003. On March 26, 2003, the merger was completed and ANFI became a wholly-owned subsidiary of the Company. In the merger, each share of ANFI common stock (other than ANFI common stock the Company already owned) was exchanged for 0.454 shares of the Company’s common stock. The Company issued 4,711,912 shares of its common stock to the ANFI stockholders in the merger. The acquisition was accounted for as a purchase.

Lenders Service, Inc.

On February 10, 2003 the Company acquired Lenders Service, Inc., a Delaware corporation (“LSI”), for approximately $75.0 million in cash. LSI is a leading provider of appraisal, title and closing services to residential mortgage originators. The acquisition was accounted for as a purchase.

Bankers Insurance Group

On January 9, 2003 the Company acquired certain assets of Bankers Insurance Group (“Bankers”) for approximately $41.6 million in cash. The assets include the right to issue new and renewal flood insurance policies underwritten by Bankers and its subsidiaries, Bankers Insurance Company, Bankers Security Insurance Company and First Community Insurance Company (“FCIC”). As part of the transaction, the Company also acquired FCIC, a fifty-state licensed insurance carrier, to act as the underwriter for the policies. The acquisition was accounted for as a purchase.

Acquisition of Micro General Corporation by Fidelity National Information Solutions, Inc. (“FNIS”)

On April 30, 2002, FNIS, the Company’s majority-owned real estate related services public subsidiary, announced a tender offer for all of the outstanding shares of Micro General Corporation (“Micro General”), the Company’s majority-owned public subsidiary, whereby each share of Micro General common stock would be exchanged for shares of FNIS common stock. On July 9, 2002, the tender offer and subsequent short-form merger was completed and Micro General became a wholly-owned subsidiary of FNIS. Under the terms of the tender offer and merger, each share of Micro General common stock was exchanged for .696 shares of FNIS common stock. FNIS issued approximately 12.9 million shares of common stock to Micro General stockholders, resulting in approximately 38.3 million outstanding shares of FNIS common stock. As of March 31, 2003, the Company owns approximately 66.0% of the outstanding common stock of FNIS. In the Company’s Condensed Consolidated Financial Statements, this transaction is accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and FASB Technical Bulletin 85-5. Accordingly, FNIS’s acquisition of the minority stockholders’ interest in Micro General (the “noncontrolled equity interest”) was recognized by the Company as the acquisition of shares from a minority interest, which is accounted for by the purchase method under SFAS No. 141. FNIS’s acquisition of the Company’s interest in Micro General (the “controlled equity interest”) is not considered a business combination and, therefore, the Company recognized the related assets and liabilities transferred from the controlled equity interest in Micro General to FNIS at their historical carrying values. The market price per share of FNIS common stock that was issued to Micro General minority stockholders in this transaction exceeded the Company’s carrying amount per share of FNIS common stock, resulting in an increase of $98.7 million to the Company’s consolidated equity and an increase in net assets, the majority of which was goodwill. We have recorded certain preliminary purchase accounting adjustments, which are based on estimates utilizing available information. Such purchase accounting adjustments may be refined as additional information becomes available.

Homebuilders Financial Network, Inc.

On May 23, 2002, the Company acquired a 75% interest in Homebuilders Financial Network, Inc. (“HFN”), a provider of outsource mortgage loan fulfillment services to homebuilders, for approximately $21.0 million in cash. The acquisition was accounted for as a purchase.

Note C – Issuance of Notes

On March 11, 2003, the Company completed a public offering of $250.0 million aggregate principal amount of 5.25% notes due March 15, 2013. The notes were priced at 99.247% of par to yield 5.433% annual interest, and are unsecured. The Company received net proceeds of approximately $246.5 million, after expenses, which was used to pay a portion of the $1,050.0 million purchase price of FIS on April 1, 2003. See Note B.

Note D – Earnings Per Share

The Company presents “basic” earnings per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and “diluted” earnings per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share:

		Three months ended
		March 31,

		2003	2002

		(In thousands, except per share amounts)
Net earnings, basic and diluted basis		$143,579	$100,985

Weighted average shares outstanding during the period, basic basis		120,392	118,221
Plus:	Common stock equivalent shares assumed from conversion of options	3,816	3,965

Weighted average shares outstanding during the period, diluted basis		124,208	122,186

Basic earnings per share		$1.19	$0.85

Diluted earnings per share		$1.16	$0.83

Options to purchase 785,161 shares and 208,656 shares of the Company’s common stock were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock for the three months ended March 31, 2003 and 2002, respectively.

Note E- Stock-Based Compensation Plans

At March 31, 2003, the Company has nine stock-based employee compensation plans, including two stock option plans assumed in connection with the ANFI merger. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant; therefore no stock-based compensation cost is reflected in net income. However, certain of the Company’s stock-based compensation plans allow for exercise prices with a fixed discount from the quoted market price, and as such, employee compensation cost is reflected in net income as it pertains to the exercise price decrease. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

		Three months ended
		March 31,

		2003	2002

		(In thousands, except
		per share amounts)
Net earnings, as reported		$143,579	$100,985
Add:	Stock-based compensation expense included in reported net earnings, net of related tax effects	52	40
Deduct:	Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(5,044)	(6,712)

Pro forma net earnings		$138,587	$94,313

Earnings per share:
Basic – as reported		$1.19	$0.85
Basic – pro forma		$1.15	$0.80
Diluted – as reported		$1.16	$0.83
Diluted – pro forma		$1.11	$0.77

Note F – Segment Information

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

		Real Estate
Three Months Ended:	Title	Related	Corporate
March 31, 2003	Insurance	Services	and Other	Total

	(Dollars in thousands)
Total revenue	$1,255,610	$175,488	$5,778	$1,436,876

Operating earnings	$197,524	$43,460	$1,459	$242,443
Interest and investment income, including realized gains and losses	21,022	1,283	1,385	23,690
Depreciation and amortization expense	11,922	9,329	551	21,802
Interest expense	358	359	7,343	8,060

Earnings (loss) before income taxes and minority interest	206,266	35,055	(5,050)	236,271
Income tax expense (benefit)	76,319	12,970	(1,869)	87,420
Minority interest	335	4,937	—	5,272

Net earnings (loss)	$129,612	$17,148	$(3,181)	$143,579

Assets	$4,068,885	$775,206	$1,020,455	$5,864,546

Goodwill	$865,129	$351,245	$—	$1,216,374

		Real Estate
Three Months Ended:	Title	Related	Corporate
March 31, 2002	Insurance	Services	and Other	Total

	(Dollars in thousands)
Total revenue	$937,365	$116,859	$12,636	$1,066,860

Operating earnings	$134,969	$25,906	$885	$161,760
Interest and investment income, including realized gains and losses	18,708	950	5,681	25,339
Depreciation and amortization expense	11,772	4,892	275	16,939
Interest expense	330	446	7,841	8,617

Earnings (loss) before income taxes and minority interest	141,575	21,518	(1,550)	161,543
Income tax expense (benefit)	50,965	7,747	(558)	58,154
Minority interest	195	2,209	—	2,404

Net earnings (loss)	$90,415	$11,562	$(992)	$100,985

Assets	$3,529,486	$490,187	$382,040	$4,401,713

Goodwill	$676,747	$122,038	$—	$798,785

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

Real Estate Related Services

This segment, consisting of various real estate related and ancillary service subsidiaries, offers the complementary specialized products and services required to execute and close a real estate transaction that are not offered by the title insurance segment described above. These services include property appraisal, credit reporting, exchange intermediary services, real estate tax services, home warranty insurance, foreclosure posting and publishing, loan portfolio services, flood certification, field services, property data and disclosure services, multiple listing services, mortgage loan fulfillment services, flood insurance, relocation services and homeowners insurance. These services require specialized expertise and have been centralized for efficiency and ease of management.

Corporate and Other

The corporate segment consists of the operations of the parent holding company and the operations of FNF Capital, Inc., as well as the issuance and repayment of corporate debt obligations.

The accounting policies of the segments are the same as those used in the Condensed Consolidated Financial Statements. Intersegment sales or transfers which occurred in the ordinary course of consolidated operations, have been eliminated from the segment information provided.

Note G – Dividends, Stock Repurchase Program and Share and Per Share Restatement

On January 22, 2003, the Company’s Board of Directors declared a cash dividend of $0.12 per share, payable on April 25, 2003, to stockholders of record as of April 11, 2003. On April 22, 2003, the Company’s Board of Directors declared a cash dividend of $0.12 per share, payable on June 10, 2003, to stockholders of record as of May 27, 2003.

On April 24, 2002, the Company’s Board of Directors approved a three-year stock repurchase program, whereby the Company plans to devote a portion of its annual cash flow from operations to the systematic repurchase of shares of its common stock. Purchases may be made by the Company from time to time in the open market, in block purchases or in privately negotiated transactions. From May 15, 2002 through December 31, 2002, the Company repurchased a total of 2,543,962 shares of common stock for $61.2 million, or an average price of $24.06. The amount repurchased includes 549,587 shares of common stock purchased from certain of the Company’s officers and directors during the third quarter of 2002, of which 207,437 shares were accepted as full payment for certain notes receivable, including accrued interest. In December 2002, the Company retired 704,462 of these shares held as treasury stock, totaling $14.3 million. During the first quarter of 2003, the Company repurchased 748,625 shares of common stock for $19.7 million, or an average price of $26.38. From May 15, 2002 through March 31, 2003, a total of 3,292,587 shares of common stock have been repurchased for $81.0 million, or an average price of $24.58.

On April 22, 2003, the Company’s Board of Directors declared a five-for-four (5:4) stock split payable May 23, 2003, to stockholders of record as of May 9, 2003. On April 24, 2002, the Company’s Board of Directors declared a 10% stock dividend to stockholders of record as of May 9, 2002, payable on May 23, 2002. All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, in the Condensed Consolidated Financial Statements has been retroactively adjusted to reflect the stock split and stock dividend.

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

Results of Operations

Net earnings for the first quarter of 2003 were $143.6 million, or $1.16 per diluted share, as compared with net earnings of $101.0 million, or $0.83 per diluted share, for the first quarter of 2002.

Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales on both a national and local basis. Real estate sales are directly affected by changes in the cost of financing purchases of real estate — i.e., mortgage interest rates. Other macroeconomic factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. For example, beginning in the second half of 1999 and through 2000, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions. As a result, the market shifted from a refinance-driven market in 1998 to a more traditional market driven by new home purchases and resales in 1999 and 2000. However, beginning in January 2001 and continuing through the first quarter of 2003, interest rates have been reduced by 525 basis points, bringing interest rates down to their lowest level in recent history, which again has significantly increased the volume of refinance activity.

Title insurance premiums increased 32.7% to $967.7 million in the first quarter of 2003 as compared with the first quarter of 2002, due to the increases in resale and refinance activity as a result of the decline in interest rates.

The following table presents information regarding the components of title insurance premiums:

	Three months ended
	March 31,

		% of		% of
	2003	Total	2002	Total

	(Dollars in thousands)
Title premiums from direct operations	$473,230	48.9%	$337,176	46.2%
Title premiums from agency operations	494,431	51.1	392,186	53.8

Total	$967,661	100.0%	$729,362	100.0%

The increase in resale and refinance activity in 2003 and 2002 has been partially offset by a decrease in the average fee per file. The decrease in fee per file is consistent with the increased levels of refinance activity experienced during the first quarters of both periods.

Escrow and other title-related fees for the three-month period ended March 31, 2003 were $266.9 million as compared with $189.3 million for the corresponding period of the prior year. The trend in escrow and title-related fees is generally consistent with that of our direct title premiums.

Revenue from real estate related services were $174.2 million in the first quarter of 2003 as compared with $115.9 million for the prior year quarter. The increase in real estate related services for the three-month period is primarily the result of increases in revenue from our real estate tax services, default management services, flood services, relocation services, home warranty services, mortgage loan fulfillment services (HFN), which was acquired in the second quarter of 2002, collateral risk assessment and valuation services (Hansen), which was acquired by FNIS in the second quarter of 2002, and insurance services, primarily from our flood insurance processing business (Bankers/FCIC), which was acquired in January 2003.

Interest and investment income was $17.1 million in first quarter of 2003 as compared with $18.3 million in the first quarter of 2002. The decrease in interest and investment income in 2003 is primarily due to a decrease in interest income reflecting lower interest rates in 2003 as compared with 2002.

Net realized gains for the first quarter of 2003 were $6.6 million as compared with net realized gains for the first quarter of 2002 of $7.1 million. Net realized gains for the first quarter of 2002 include a $3.1 million gain recognized on our investment in Santa Barbara Restaurant Group (“SBRG”) common stock as a result of the merger between SRBG and CKE Restaurants, Inc.

Other income represents revenue generated by FNF Capital, Inc., our equipment leasing subsidiary. Other income for the first quarter of 2003 was $4.4 million as compared with $7.0 million for the first quarter of 2002.

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

Personnel costs include base salaries, commissions and bonuses paid to employees, and are one of our most significant operating expenses. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. For the first quarter of 2003 personnel costs were $441.3 million, or 30.7% of total revenue, compared with $330.1 million, or 30.9% of total revenue for the corresponding 2002 quarter. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. We will continue to monitor prevailing market conditions and will adjust personnel costs in accordance with activity.

Other operating expenses consist primarily of facilities expense, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services (including personnel costs associated with information technology support), professional services, advertising expenses, general insurance, depreciation and trade and notes receivable allowances. In response to market conditions, we have implemented aggressive cost control programs in order to maintain operating expenses at levels consistent with the levels of revenue. However, certain fixed costs are incurred regardless of revenue levels, resulting in period-over-period fluctuations. Total other operating expenses were $315.6 million, or 22.0% of total revenue for the first quarter of 2003 as compared with $221.1 million, or 20.7% of total revenue for the first quarter of 2002. The increase in other operating expenses from 2002 to 2003 was the result of the significant increase in opened and closed order volumes during the first quarter of 2003 as compared with the first quarter of 2002.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 78.3% of agent title premiums in the first quarter of 2003 as compared with 78.8% of agent title premiums for the first quarter of 2002. Agent commissions and the resulting percentage of agent title premiums retained by us vary according to regional differences in real estate closing practices and state regulations.

The provision for claim losses includes an estimate of anticipated title claims. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claim loss experience on a continual basis and adjust the provision for claim losses accordingly. We believe that as a result of our underwriting and claims handling practices, as well as the refinancing business of the current and prior years, we will maintain the favorable claim loss trends we have experienced over the past several years. As such, our claim loss provision as a percentage of total title premiums was 5.0% in the first quarter of 2003 and 2002.

Interest expense for the three-month period ended March 31, 2003 was $8.1 million. Interest expense for the three-month period ended March 31, 2002 was $8.6 million. The decrease in interest expense is attributable to a decrease in average outstanding notes payable in the first quarter of 2003 compared with average outstanding notes payable during the first quarter of 2002 and the decline in interest rates.

Income tax expense, as a percentage of earnings before income taxes, was 37.0% and 36.0% for the first quarter of 2003 and 2002, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability and the characteristics of net earnings, i.e. operating income versus investment income.

Minority interest for the three months ended March 31, 2003 and 2002 was $5.3 million and $2.4 million, respectively. The increase in minority interest in 2003 is due to increased earnings of our majority-owned subsidiaries.

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

Our two significant sources of internally generated funds are dividends and distributions from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are executed within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. During 2003, our title insurance subsidiaries can pay dividends or make other distributions to us of $114.9 million. Our underwritten title companies, real estate related service companies and FNIS collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries. Positive cash flow from these subsidiaries is invested primarily in cash and cash equivalents.

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

Financing. Our senior credit agreement provides the following distinct credit facilities:

•	$250.0 million, 6 year revolving credit facility due March 19, 2006; and

•	$450.0 million term loan facility with a 6 year amortization period, due March 19, 2006.

The credit agreement bears interest at a variable rate of interest based on the debt ratings assigned to us by certain independent agencies, and is unsecured. In May 2002, the interest rate was reduced to LIBOR plus 1.00% from LIBOR plus 1.125% as a result of an upgrade in our debt ratings. As of March 31, 2003, $112.6 million was outstanding under our credit agreement and we have $250.0 million in borrowings available to us.

The credit agreement and other debt facilities impose certain affirmative and negative covenants on us relating to current debt ratings, certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions and restricted payments, and certain dividend restrictions. We are in compliance with all of our debt covenants as of March 31, 2003.

On March 11, 2003, we issued $250.0 million aggregate principal amount of 5.25% notes, which are unsecured. We received net proceeds of approximately $246.5 million, after expenses, which was used to pay a portion of the $1,050.0 million purchase price for FIS (see Note B of Notes to Condensed Consolidated Financial Statements). Interest is payable semiannually and the notes are due in March 2013.

Contractual Obligations. There have been no material changes in our annual contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

Capital Stock Transactions.

On April 24, 2002, our Board of Directors approved a three-year stock repurchase program, whereby we plan to devote a portion of its annual cash flow from operations to the systematic repurchase of shares of our common stock. Purchases may be made by us from time to time in the open market, in block purchases or in privately negotiated transactions. From May 15, 2002 through December 31, 2002, we repurchased a total of 2,543,962 shares of common stock for $61.2 million, or an average price of $24.06. The amount repurchased includes 549,587 shares of common stock purchased from certain of our officers and directors during the third quarter of 2002, of which 207,437 shares were accepted as full payment for certain notes receivable, including accrued interest. In December 2002, we retired 704,462 of these shares held as treasury stock, totaling $14.3 million. During the first quarter of 2003, we repurchased 748,625 shares of common stock for $19.7 million, or an average price of $26.38. From May 15, 2002 through March 31, 2003, a total of 3,292,587 shares of common stock have been repurchased for $81.0 million, or an average price of $24.58.

On March 26, 2003 we issued 4,711,912 shares of our common stock in connection with the merger of ANFI, Inc. See Note B of Notes to Condensed Consolidated Financial Statements.

On April 1, 2003, we issued 10,187,902 shares of our common stock to ALLTEL in connection with our acquisition of FIS. The common stock issued to ALLTEL is restricted for resale for up to one year. See Note B of Notes to Condensed Consolidated Financial Statements.

On April 22, 2003, our Board of Directors declared a five-for-four (5:4) stock split payable May 23, 2003 to stockholders of record as of May 9, 2003. On April 24, 2002, our Board of Directors declared a 10% stock dividend to stockholders of record as of May 9, 2002, payable on May 23, 2002. All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, in the Condensed Consolidated Financial Statements and Notes thereto have been retroactively adjusted to reflect the stock split and stock dividend.

Equity Investments. We invest in public companies whose security prices are subject to significant volatility. The fair value of certain of these investments is less than our cost basis as of March 31, 2003. We currently believe these declines in fair value to be temporary based on the relatively short time these investments’ cost bases have exceeded their fair value and the financial condition and near-term prospects of these companies. However, should the fair value of these investments remain below our cost bases and/or the financial condition or prospects of these companies deteriorate, we may determine in a future period that this decline in fair value is other-than-temporary, requiring that an impairment loss be recognized in the period such a deterioration is made.

Critical Accounting Policies. There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2002.

Recent Accounting Pronouncements. In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”). This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on our financial statements.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), an interpretation of Financial Accounting Standards Board Statements Nos. 5, 57 and 107 and a rescission of Financial Accounting Standards Board Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of FIN 45 did not have a material effect on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Two lawsuits, captioned Schneider v. Fidelity National Financial, Inc., et al. (Case No. 03CC00017) and Miller v. Michael C. Lowther, et al. (Case No. 03CC00018), are pending in Orange County Superior Court naming as defendants Fidelity and the members of the Board of Directors of ANFI. The complaints seek class action status and allege breach of fiduciary duty in connection with the approval of the merger by ANFI’s directors, one of whom is also a director of the Company. We believe the lawsuits are without merit.

Two lawsuits, captioned Betts v. California Title Company, et al. (Case No. 03CC00017) and Burkow v. California Title Company, et al. (Case No. BC294909) have been filed in Los Angeles County Superior Court naming as defendants Fidelity and Chicago Title. The complaints seek class action status and allege that the companies together with other title companies have conspired to fix the price of title products in violation of state and anti-trust statutes. We believe the lawsuits are without merit.

Item 2. Changes in Securities and Use of Proceeds

On April 1, 2003, we acquired FIS for approximately $1,050.0 million, consisting of $775.0 million in cash and $275.0 million of our common stock. The stock portion of the purchase price resulted in the issuance of 10,187,902 shares of our common stock, which is restricted for resale for up to one year. In connection with the issuance of the shares of our common stock, we relied on an exemption pursuant to Rule 506 of Regulation D from the registration requirements of the Securities Act of 1933, as amended. We believe that an exemption from registration pursuant to Rule 506 of Regulation D is appropriate, as the sale of our common stock in this transaction was made to less than 35 purchasers and each purchaser was either an “accredited investor” (as defined in Rule 501 of Regulation D) or we reasonably believed that such person had the knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the investment.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.83	Employment Agreement by and between Fidelity National Financial, Inc. and Raymond R. Quirk as of March 20, 2003, filed herewith.
10.84	Employment Agreement by and between Fidelity National Financial, Inc. and Ernest D. Smith as of March 20, 2003, filed herewith.
99.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to 18 U.S.C. Section 1350.
99.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

A Current Report on Form 8-K, dated January 29, 2003, was filed during the first quarter of 2003 to announce the signing of a Stock Purchase Agreement with ALLTEL Corporation, Inc., in connection with the acquisition of ALLTEL Information Services, Inc.

A Current Report on Form 8-K, dated March 5, 2003, was filed during the first quarter of 2003 to announce our preliminary operating results for the three- and twelve month periods ended December 31, 2002.

A Current Report on Form 8-K, dated March 6, 2003, was filed during the first quarter of 2003 to announce that on March 6, 2003, we completed the sale of $250.0 million aggregate principal amount of 5.25% Notes due March 15, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY NATIONAL FINANCIAL, INC.

(Registrant)

By:	/s/ Alan L. Stinson

Alan L. Stinson
	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	Date: May 13, 2003

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

Date:	May 13, 2003

By:	/s/ William P. Foley, II

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

Date:	May 13, 2003

By:	/s/ Alan L. Stinson

Alan L. Stinson
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description

10.83	Employment Agreement by and between Fidelity National Financial, Inc. and Raymond R. Quirk as of March 20, 2003, filed herewith.

10.84	Employment Agreement by and between Fidelity National Financial, Inc. and Ernest D. Smith as of March 20, 2003, filed herewith.

99.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to 18 U.S.C. Section 1350.

99.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to 18 U.S.C. Section 1350.