Form 10-Q
period 2003-06-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2003-08-01
CIK 809398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

As of July 25, 2003, 134,668,434 shares of the Registrant’s Common Stock were outstanding

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2003

INDEX

			Page

Part I: FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	A.	Condensed Consolidated Balance Sheets as of June 30, 2003	3
	and December 31, 2002
	B.	Condensed Consolidated Statements of Earnings for the three	4
	months and six months ended June 30, 2003 and 2002
	C.	Condensed Consolidated Statements of Comprehensive Earnings	5
	for the three months and six months ended June 30, 2003 and 2002
	D.	Condensed Consolidated Statement of Stockholders’ Equity for the	6
	six months ended June 30, 2003
	E.	Condensed Consolidated Statements of Cash Flows for the six months	7
	ended June 30, 2003 and 2002
	F.	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		17
Item 3.	Quantitative and Qualitative Disclosure About Market Risk		21
Item 4.	Controls and Procedures		21
Part II: OTHER INFORMATION
Item 1.	Legal Proceedings		22
Item 6.	Exhibits and Reports on Form 8-K		22

Part I:   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value at June 30, 2003 includes $272,279 and at December 31, 2002 includes $243,844 of pledged fixed maturity securities related to secured trust deposits	$1,572,862	$1,564,183
Equity securities, at fair value	54,975	74,401
Other long-term investments	28,147	38,368
Settlement of investments, at June 30, 2003 includes ($4,088) and at December 31, 2002 includes $0 of pledged investments related to secured trust deposits	(4,353)	(207)
Short-term investments, at June 30, 2003 includes $220,697 and at December 31, 2002 includes $231,080 of pledged short-term investments related to secured trust deposits	718,746	888,863

Total investments	2,370,377	2,565,608
Cash and cash equivalents, at June 30, 2003 includes $530,225 and at December 31, 2002 includes $295,051 of pledged cash related to secured trust deposits	749,459	482,600
Leases and residual interests in securitizations	89,808	119,242
Trade receivables, net	464,291	220,842
Notes receivable, net (related party — $1,498 in 2003 and $2,804 in 2002)	9,483	12,363
Goodwill	1,631,267	996,613
Prepaid expenses and other assets	261,214	205,957
Capitalized software	236,477	98,034
Other intangible assets	488,755	47,357
Title plants	281,691	275,976
Property and equipment, net	317,195	165,595
Deferred tax assets	—	55,557

	$6,900,017	$5,245,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$771,341	$633,140
Deferred revenue	142,971	65,777
Notes payable	716,615	493,458
Reserve for claim losses	911,666	887,973
Secured trust deposits	1,013,595	750,920
Deferred tax liability	14,256	—
Income taxes payable	147,258	28,743

	3,717,702	2,860,011
Minority interests and preferred stock of subsidiary	147,582	131,797
Stockholders’ equity:
Preferred stock, $.0001 par value; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock, $.0001 par value; authorized, 150,000,000 shares; issued 138,055,086 as of June 30, 2003 and 121,471,220 as of December 31, 2002	14	12
Additional paid-in capital	1,998,675	1,551,637
Retained earnings	1,097,994	738,522

	3,096,683	2,290,171
Accumulated other comprehensive earnings	28,359	12,303
Unearned compensation	(2,685)	(1,628)
Less treasury stock, 3,300,500 shares as of June 30, 2003 and 1,839,500 shares as of December 31, 2002, at cost	(87,624)	(46,910)

	3,034,733	2,253,936

	$6,900,017	$5,245,744

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
REVENUE:
Title insurance premiums	$1,183,043	$796,489	$2,150,704	$1,525,851
Escrow and other title-related fees	368,791	199,528	635,718	388,823
Real estate related services	193,129	121,592	367,334	237,501
Information services revenue	209,378	—	209,378	—
Interest and investment income	14,637	18,903	31,694	37,184
Realized gains, net	33,254	627	39,887	7,685
Other income	4,069	5,825	8,462	12,780

	2,006,301	1,142,964	3,443,177	2,209,824

EXPENSES:
Personnel costs	667,533	335,742	1,108,872	665,880
Other operating expenses	444,254	236,177	759,863	457,300
Agent commissions	406,666	343,454	793,879	652,425
Provision for claim losses	64,995	39,824	113,379	76,292
Interest expense	10,871	9,011	18,931	17,628

Total expenses	1,594,319	964,208	2,794,924	1,869,525

Earnings before income taxes and minority interest	411,982	178,756	648,253	340,299
Income tax expense	156,554	64,353	243,974	122,507

Earnings before minority interest	255,428	114,403	404,279	217,792
Minority interest	7,168	2,117	12,440	4,521

Net earnings	$248,260	$112,286	$391,839	$213,271

Basic earnings per share	$1.84	$0.94	$3.07	$1.79

Weighted average shares outstanding, basic basis	134,854	119,463	127,663	118,845

Diluted earnings per share	$1.78	$0.90	$2.97	$1.73

Weighted average shares outstanding, diluted basis	139,284	124,180	131,787	123,189

Cash dividends per share	$0.12	$0.08	$0.24	$0.15

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net earnings	$248,260	$112,286	$391,839	$213,271
Other comprehensive earnings (loss):
Unrealized gains on investments, net (1)	36,997	11,413	38,520	9,272
Reclassification adjustments for (gains) losses included in net earnings (2)	(19,233)	1,560	(22,464)	(239)

Other comprehensive earnings	17,764	12,973	16,056	9,033

Comprehensive earnings	$266,024	$125,259	$407,895	$222,304

(1)	Net of income tax expense of $24.7 million and $7.6 million and $25.7 million and $6.2 million for the three months and six months ended June 30, 2003 and 2002, respectively.

(2)	Net of income tax expense (benefit) of $(12.8) million and $1.0 million and $(15.0) million and $(159) for the three months and six months ended June 30, 2003 and 2002, respectively.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
	Common Stock		Additional		Other		Treasury Stock
			Paid-in	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Earnings	Compensation	Shares	Amount

Balance, December 31, 2002	121,471	$12	$1,551,637	$738,522	$12,303	$(1,628)	1,840	$(46,910)
Purchase of treasury stock	—	—	—	—	—	—	1,461	(40,714)
Exercise of stock options	1,684	—	19,888	—	—	—	—	—
Tax benefit associated with the exercise of options	—	—	11,977	—	—	—	—	—
Acquisition of ANFI, Inc.	4,712	1	139,288	—	—	—	—	—
Acquisition of FIS	10,188	1	274,999	—	—	—	—	—
Other comprehensive earnings, net of tax— unrealized gain on investments and other financial instruments	—	—	—	—	16,056	—	—	—
Amortization of unearned compensation	—	—	—	—	—	1,686	—	—
Unearned compensation – ANFI	—	—	—	—	—	(2,743)	—	—
Capital transactions of investments accounted for under the equity method	—	—	886	—	—	—	—	—
Cash dividends declared ($0.24 per share)	—	—	—	(32,367)	—	—	—	—
Net earnings	—	—	—	391,839	—	—	—	—

Balance, June 30, 2003	138,055	$14	$1,998,675	$1,097,994	$28,359	$(2,685)	3,301	$(87,624)

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net earnings	$391,839	$213,271
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	82,804	34,036
Net increase in reserve for claim losses	13,629	1,696
Gain on sales of assets and investments	(39,887)	(7,685)
Change in assets and liabilities, net of effects from acquisitions:
Net decrease in leases and lease securitization residual interests	29,434	21,835
Net increase (decrease) in secured trust deposits	13,725	(1,917)
Tax benefit associated with the exercise of stock options	11,977	9,016
Net increase in trade receivables	(100,135)	(3,326)
Net (increase) decrease in prepaid expenses and other assets	(39,348)	40,371
Net increase in accounts payable, accrued liabilities and minority interests	95,752	7,986
Net increase in income taxes	146,019	75,539

Net cash provided by operating activities	605,809	390,822

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	853,847	408,690
Proceeds from maturities of investment securities available for sale	162,730	75,543
Proceeds from sale of assets	1,564	—
Collections of notes receivable	4,140	3,833
Additions to title plants	(982)	(429)
Additions to property and equipment	(66,816)	(47,493)
Additions to capitalized software	(28,446)	(22,545)
Additions to investments	(905,141)	(611,602)
Net (additions) sales from short-term investment securities	174,377	(79,713)
Additions to notes receivable	(1,355)	(3,099)
Sale of subsidiary, net of cash sold	—	15,500
Acquisitions of businesses, net of cash acquired	(921,676)	(31,619)

Net cash used in investing activities	(727,758)	(292,934)

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,

	2003	2002

	(Unaudited)
Cash flows from financing activities:
Borrowings	$23,624	$13,508
Net proceeds from issuance of notes	248,118	—
Debt issuance costs	(1,871)	—
Debt service payments	(51,326)	(48,940)
Dividends paid	(44,085)	(17,248)
Purchase of treasury stock	(40,714)	(9,531)
Stock options exercised	19,888	25,443

Net cash provided by (used in) financing activities	153,634	(36,768)

Net increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	31,685	61,120
Cash and cash equivalents at beginning of period, excluding pledged cash related to secured trust deposits	187,549	174,713

Cash and cash equivalents at end of period, excluding pledged cash related to secured trust deposits	$219,234	$235,833

Supplemental cash flow information:
Income taxes paid	$80,000	$29,700

Interest paid	$14,759	$16,897

Noncash investing and financing activities:
Dividends declared and unpaid	$—	$9,659

Shares issued in connection with acquisitions	$414,289	$—

See Notes to Condensed Consolidated Financial Statements

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note A — Basis of Financial Statements

The financial information in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the “Company”) and was prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation are included. This report should be read in connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain reclassifications were made in the 2002 Condensed Consolidated Financial Statements to conform to classifications used in 2003.

Note B – Recent Developments

On July 11, 2003, the Company signed a merger agreement with Fidelity National Information Services, Inc. (“FNIS”), the Company’s majority-owned real estate related services public subsidiary, whereby the Company will acquire all of the outstanding common shares of FNIS that it does not currently own. As of June 30, 2003, the Company owned approximately 66% of the outstanding common stock of FNIS.

Under the terms of the merger agreement, each share of FNIS common stock (other than FNIS common stock the Company already owns) will be exchanged for 0.830 shares of the Company’s common stock, subject to adjustment as provided in the merger agreement. The consummation of this transaction is subject to the approval of FNIS stockholders. FNF stockholder approval is required to amend the Company’s Restated Certificate of Incorporation to increase its authorized shares of common stock from 150,000,000 to 250,000,000 to allow for the issuance of new shares of the Company’s common stock to holders of FNIS common stock in the merger. The Company anticipates the merger will close late in the third quarter or early in the fourth quarter of 2003.

The acquisition of FNIS will be accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards Board Statement No. 141. “Business Combinations” (“SFAS No. 141”). Under the purchase method of accounting, the Company will fair value the minority interest (approximately 34%) of the identifiable assets and liabilities, including identifiable intangible assets, acquired. Goodwill is created to the extent that the merger consideration exceeds the fair value of the net identifiable assets acquired. In accordance with EITF 00-23, Issue 12, the exchange for vested FNIS options and warrants for FNF replacement vested options and warrants results in a charge on the statement of earnings for the combined entity on the date the merger is consummated, equal to the intrinsic value of the FNF replacement options and warrants on the consummation date. Assuming certain affiliates of the Company and other FNIS employees exercise approximately 1.5 million FNIS options held by them and sell the FNIS shares issued upon such exercise to third parties unaffiliated with FNIS prior to the closing of the merger, this non-cash, after tax charge is estimated to be approximately $18.8 million, but could be as high as $31.1 million if no options are exercised.

Note C – Acquisitions

The results of operations and financial position of the entities acquired during 2003 are included in the Condensed Consolidated Financial Statements from and after the date of acquisition.

Significant Transaction:

ALLTEL Information Services, Inc.

On January 28, 2003, the Company entered into a stock purchase agreement with ALLTEL Corporation, Inc., a Delaware corporation (“ALLTEL”), to acquire from ALLTEL its financial services division, ALLTEL Information Services, Inc. (“AIS”). On April 1, 2003, the Company closed the acquisition and subsequently renamed the division Fidelity Information Services (“FIS”). FIS is one of the largest providers of information-based technology solutions and processing services to the mortgage and financial services industries.

The Company acquired FIS for approximately $1,069.6 million (including the payment for certain working capital adjustments and estimated transaction costs), consisting of $794.6 million in cash and $275.0 million of the Company’s common stock. The

Company funded the cash portion of the purchase price through the issuance of $250.0 million aggregate principal amount of 5.25% notes due March 15, 2013 (See Note D), and $544.6 million in available cash. The stock portion of the purchase price resulted in the issuance of 10,187,902 shares of the Company’s common stock to ALLTEL. Those shares are restricted from sale to the public until April 1, 2004.

In connection with the closing of the acquisition, the Company entered into a stockholder’s agreement, a non-competition agreement and certain transition agreements with ALLTEL. The stockholder’s agreement: (1) restricts the sale by ALLTEL of the Company’s common stock received in the transaction until April 1, 2004, (2) grants ALLTEL the right to designate one nominee to the Company’s Board of Directors, so long as it continues to hold at least 50% of the shares of the Company’s common stock received in the transaction, and (3) grants ALLTEL certain registration rights with respect to the Company’s common stock it receives in the transaction. The non-competition agreement prohibits, with certain exceptions, ALLTEL and its affiliates from engaging in the business relating to the assets acquired by the Company for a period of two years after the transaction. The transaction was accounted for under the purchase method of accounting, and as a result, the Company has allocated $434.3 million to goodwill, $348.0 million to other intangible assets, namely acquired customer relationship intangibles, and $95.0 million to capitalized software based on studies and valuations that are currently being finalized. Such purchase accounting adjustments may be refined as additional information becomes available. The Company is amortizing the other intangible assets using an accelerated method which takes into consideration expected customer attrition rates over a 10-year period. The acquired software is amortized over a seven-year period using an accelerated method that contemplates the period of expected economic benefit and future enhancements to the underlying software.

The assets acquired and liabilities assumed in the FIS acquisition were as follows (dollars in thousands):

Tangible and amortizable intangible assets acquired at fair value	$741,960
Goodwill	434,316
Liabilities assumed at fair value	(106,655)

Total purchase price	$1,069,621

Selected unaudited pro forma combined results of operations for the six-month periods ended June 30, 2003 and 2002, assuming the acquisition had occurred as of January 1, 2002, and using actual general and administrative expenses prior to the acquisition, are set forth below:

	Six months ended
	June 30,

	2003	2002

	(In thousands, except per share data)
Total revenue	$3,654,152	$2,614,335
Net earnings	$408,882	$238,615
Basic earnings per share	$3.08	$1.85
Diluted earnings per share	$2.99	$1.79

All Other Insignificant Transactions:

The following acquisitions individually, and in the aggregate, are not significant to require pro forma presentation:

Omaha Property and Casualty Insurance Company

On May 2, 2003, the Company acquired the flood insurance business of Mutual of Omaha’s subsidiary, Omaha Property and Casualty Insurance Company (“OPAC”), for approximately $18.0 million in cash. This acquisition, along with the Bankers Insurance Group acquisition (described below) expands the Company’s presence in the flood insurance business. The transaction was accounted for under the purchase method of accounting.

Key Title Company

On March 31, 2003, the Company acquired Key Title Company (“Key Title”) for approximately $22.5 million in cash. Key Title operates in 12 counties in the state of Oregon. The acquisition was accounted for as a purchase.

ANFI, Inc.

On March 26, 2003, the Company merged with ANFI, Inc. (“ANFI”), and ANFI became a wholly-owned subsidiary of the Company. In the merger, each share of ANFI common stock (other than ANFI common stock the Company already owned) was exchanged for 0.454 shares of the Company’s common stock. The Company issued 4,711,912 shares of its common stock to the ANFI stockholders in the merger. The acquisition was accounted for as a purchase.

Lenders Service, Inc.

On February 10, 2003, the Company acquired Lenders Service, Inc., a Delaware corporation (“LSI”), for approximately $75.0 million in cash. LSI is a leading provider of appraisal, title and closing services to residential mortgage originators. The acquisition was accounted for as a purchase.

Bankers Insurance Group

On January 9, 2003, the Company acquired certain assets of Bankers Insurance Group (“Bankers”) for approximately $41.6 million in cash. The assets include the right to issue new and renewal flood insurance policies underwritten by Bankers and its subsidiaries, Bankers Insurance Company, Bankers Security Insurance Company and First Community Insurance Company (“FCIC”). As part of the transaction, the Company also acquired FCIC, a fifty-state licensed insurance carrier, to act as the underwriter for the policies. The acquisition was accounted for as a purchase.

Acquisition of Micro General Corporation by FNIS

On July 9, 2002, FNIS acquired Micro General Corporation (“Micro General”), the Company’s majority-owned public subsidiary, through a tender offer and subsequent short-form merger. Under the terms of the tender offer and merger, each share of Micro General common stock was exchanged for 0.696 shares of FNIS common stock. FNIS issued approximately 12.9 million shares of common stock to Micro General stockholders. As of June 30, 2003, the Company owned approximately 66% of the outstanding common stock of FNIS. In the Company’s Condensed Consolidated Financial Statements, this transaction is accounted for in accordance with SFAS No. 141 and FASB Technical Bulletin 85-5. Accordingly, FNIS’s acquisition of the minority stockholders’ interest in Micro General (the “noncontrolled equity interest”) was recognized by the Company as the acquisition of shares from a minority interest, which is accounted for by the purchase method under SFAS No. 141. FNIS’s acquisition of the Company’s interest in Micro General (the “controlled equity interest”) is not considered a business combination and, therefore, the Company recognized the related assets and liabilities transferred from the controlled equity interest in Micro General to FNIS at their historical carrying values. The market price per share of FNIS common stock that was issued to Micro General minority stockholders in this transaction exceeded the Company’s carrying amount per share of FNIS common stock, resulting in an increase of $98.7 million to the Company’s consolidated equity and an increase in net assets, the majority of which was goodwill.

Homebuilders Financial Network, Inc.

On May 23, 2002, the Company acquired a 75% interest in Homebuilders Financial Network, Inc., a provider of outsource mortgage loan fulfillment services to homebuilders, for approximately $21.0 million in cash. The acquisition was accounted for as a purchase.

Note D – Issuance of Notes

On March 11, 2003, the Company completed a public offering of $250.0 million aggregate principal amount of 5.25% notes due March 15, 2013. The notes were priced at 99.247% of par to yield 5.433% annual interest, and are unsecured. The Company received net proceeds of approximately $246.2 million, after expenses, which was used to pay a portion of the $1,069.6 million purchase price of FIS on April 1, 2003. See Note C.

Note E – Earnings Per Share

The Company presents “basic” earnings per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and “diluted” earnings per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net earnings basic and diluted basis	$248,260	$112,286	$391,839	$213,271

Weighted average shares outstanding during the period, basic basis	134,854	119,463	127,663	118,845
Plus: Common stock equivalent shares assumed from conversion of options	4,430	4,717	4,124	4,344

Weighted average shares outstanding during the period, diluted basis	139,284	124,180	131,787	123,189

Basic earnings per share	$1.84	$0.94	$3.07	$1.79

Diluted earnings per share	$1.78	$0.90	$2.97	$1.73

Options to purchase 0 shares and 785,161 shares for the three and six months ended June 30, 2003, respectively, and 65,793 shares and 274,449 shares for the three and six months ended June 30, 2002, respectively, of the Company’s common stock were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock.

Note F- Stock-Based Compensation Plans

At June 30, 2003, the Company has nine stock-based employee compensation plans, including two stock option plans assumed in connection with the ANFI merger. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant; therefore no stock-based compensation cost is reflected in net earnings. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net earnings, as reported	$248,260	$112,286	$391,839	$213,271
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,399)	(1,567)	(6,443)	(8,278)

Pro forma net earnings	$246,861	$110,719	$385,396	$204,993

Earnings Per Share:
Basic – as reported	$1.84	$0.94	$3.07	$1.79
Basic – pro forma	$1.83	$0.93	$3.02	$1.72
Diluted – as reported	$1.78	$0.90	$2.97	$1.73
Diluted – pro forma	$1.77	$0.89	$2.92	$1.66

Note G – Segment Information

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

		Real Estate
Three Months Ended:	Title	Related	Information	Corporate
June 30, 2003	Insurance	Services	Services	and Other	Total

	(In thousands)
Total revenue	$1,595,879	$194,209	$209,263	$6,950	$2,006,301
Interest and investment income, including realized gains and (losses)	44,045	1,080	(115)	2,881	47,891
Depreciation and amortization expense	19,100	11,696	30,041	165	61,002
Interest expense	190	487	5	10,189	10,871
Earnings (loss) before income taxes and minority interest	339,524	45,915	28,771	(2,228)	411,982
Income tax expense (benefit)	129,087	17,507	10,830	(870)	156,554
Minority interest	634	6,509	—	25	7,168
Net earnings (loss)	209,803	21,899	17,941	(1,383)	248,260

		Real Estate
Six Months Ended:	Title	Related	Information	Corporate
June 30, 2003	Insurance	Services	Services	and Other	Total

	(In thousands)
Total revenue	$2,851,489	$369,697	$209,263	$12,728	$3,443,177
Interest and investment income, including realized gains and (losses)	65,067	2,363	(115)	4,266	71,581
Depreciation and amortization expense	31,022	21,025	30,041	716	82,804
Interest expense	548	846	5	17,532	18,931
Earnings (loss) before income taxes and minority interest	545,790	80,970	28,771	(7,278)	648,253
Income tax expense (benefit)	205,406	30,477	10,830	(2,739)	243,974
Minority interest	969	11,446	—	25	12,440
Net earnings (loss)	339,415	39,047	17,941	(4,564)	391,839
Assets	4,700,511	830,930	1,232,410	136,166	6,900,017
Goodwill	838,968	353,731	438,568	—	1,631,267

		Real Estate
Three Months Ended:	Title	Related	Information	Corporate
June 30, 2002	Insurance	Services	Services	and Other	Total

	(In thousands)
Total revenue	$1,009,615	$122,205	$—	$11,144	$1,142,964
Interest and investment income, including realized gains and losses	13,598	613	—	5,319	19,530
Depreciation and amortization expense	11,969	4,900	—	228	17,097
Interest expense	441	271	—	8,299	9,011
Earnings (loss) before income taxes and minority interest	158,721	22,458	—	(2,423)	178,756
Income tax expense (benefit)	57,141	8,084	—	(872)	64,353
Minority interest	298	205	—	1,614	2,117
Net earnings (loss)	101,282	14,169	—	(3,165)	112,286

		Real Estate
Six Months Ended:	Title	Related	Information	Corporate
June 30, 2002	Insurance	Services	Services	and Other	Total

	(In thousands)
Total revenue	$1,946,980	$239,064	$—	$23,780	$2,209,824
Interest and investment income, including realized gains and losses	32,306	1,563	—	11,000	44,869
Depreciation and			—
amortization expense	23,741	9,792	—	503	34,036
Interest expense	771	717	—	16,140	17,628
Earnings (loss) before income taxes and minority interest	300,296	43,976	—	(3,973)	340,299
Income tax expense (benefit)	108,106	15,831	—	(1,430)	122,507
Minority interest	493	2,414	—	1,614	4,521
Net earnings (loss)	191,697	25,731	—	(4,157)	213,271
Assets	3,781,723	515,495	—	381,729	4,678,947
Goodwill	676,609	142,533	—	—	819,142

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

Information Services

This segment consists of the operations of FIS, which was acquired on April 1, 2003 (see Notes C and I). FIS provides information-based technology solutions and processing services to the mortgage and financial services industries.

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

Note H – Dividends, Stock Repurchase Program and Share and Per Share Restatement

On January 22, 2003, the Company’s Board of Directors declared a cash dividend of $0.12 per share, payable on April 25, 2003, to stockholders of record as of April 11, 2003. On April 22, 2003, the Company’s Board of Directors declared a cash dividend of $0.12 per share, payable on June 16, 2003, to stockholders of record as of June 2, 2003. On July 22, 2003, the Company’s Board of Directors declared a cash dividend of $0.18 per share, payable on September 3, 2003, to stockholders of record as of August 19, 2003.

On April 24, 2002, the Company’s Board of Directors approved a three-year stock repurchase program, whereby the Company plans to devote a portion of its annual cash flow from operations to the systematic repurchase of shares of its common stock. Purchases may be made by the Company from time to time in the open market, in block purchases or in privately negotiated transactions. From May 15, 2002, through December 31, 2002, the Company repurchased a total of 2,543,962 shares of common stock for $61.2 million, or an average price of $24.06. The amount repurchased includes 549,587 shares of common stock purchased from certain of the Company’s officers and directors during the third quarter of 2002, of which 207,437 shares were accepted as full payment for certain notes receivable, including accrued interest. In December 2002, the Company retired 704,462 of these shares held as treasury stock, totaling $14.3 million. For the six months ended June 30, 2003, the Company repurchased 1,461,000 shares of common stock for $40.7 million, or an average price of $27.87. From May 15, 2002, through June 30, 2003, a total of 4,004,963 shares of common stock have been repurchased for $101.9 million, or an average price of $25.45. As a result of the increased cash dividend from $0.12 to $0.18 per share, as discussed above, the Company decided to suspend this systematic stock repurchase program effective July 23, 2003.

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

Note I – Significant Accounting Policies of FIS

The following describes the significant accounting policies directly relating to FIS, which was acquired by the Company on April 1, 2003 (see Note C). FIS provides information-based technology solutions and processing services to the mortgage and financial services industries.

The Company recognizes software maintenance and license fees in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, entitled “Software Revenue Recognition” and SOP 98-9, entitled “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable. Software licensed with post-contract customer support includes rights to upgrades, when and if available, telephone support, updates and bug fixes. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company determines the fair value of each element in multi-element arrangements based on vendor-specific objective evidence (“VSOE”). VSOE for each element is based on the price charged when the same element is sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the term of the agreement. The Company records deferred revenue for maintenance amounts invoiced prior to revenue recognition.

Many of the Company’s contracts include a software license and one or more of the following services: development and implementation, conversion, programming, maintenance, application management and data processing. The Company uses contract accounting, as required by SOP 97-2, when the arrangement with the customer includes significant customization, modification, or production of software. The Company uses multiple element accounting required by SOP 97-2 and accounts for certain elements of the arrangement separately as the services are performed based on the element’s VSOE of fair value (i.e., maintenance and certain other services). For the one or more elements accounted for under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” the Company uses the percentage-of-completion method since reasonably dependable estimates of revenue and contract hours applicable to various elements of a contract can be made. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When the Company’s estimates indicate that the entire contract will be performed at a loss, a provision for the entire loss is recorded in that accounting period.

Data processing revenue is recognized as services are performed. Revenue and incremental direct costs related to professional services implementation associated with the Company’s data processing service agreements are deferred during the implementation phase and subsequently recognized over the term of the data processing agreement. Revenue in excess of billings on service contracts is recorded as unbilled receivables and is included in accounts receivable. Billings in excess of revenue recognized on service contracts are recorded as deferred revenue until revenue recognition criteria are met.

Computer software development costs are accounted for in accordance with either SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” or with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” After the technological feasibility of the software has been established, material software development costs, which include salaries and related payroll costs incurred during development, are capitalized. Purchased software is recorded at cost. Research and development costs incurred prior to the establishment of the technological feasibility of a product are expensed as incurred. The cost of capitalized software is amortized on a product-by-product basis commencing on the date of general release of the products for internally developed software and the date of purchase for purchased software.

Note J – Legal Proceedings

In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages. The Company believes that no actions, other than those listed below, depart from customary litigation incidental to its business and that the resolution of all such litigation will not have a material effect on the Company's results of operations, financial position or liquidity.

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

Two lawsuits, captioned Schneider v. Fidelity National Financial, Inc., et al. (Case No. 03CC00017) and Miller v. Michael C. Lowther, et al. (Case No. 03CC00018), are pending in Orange County Superior Court naming as defendants the Company and the members of the Board of Directors of ANFI. The complaints seek class action status and allege breach of fiduciary duty in connection with the approval of the merger by ANFI’s directors, one of whom is also a director of the Company. The Company believes the lawsuits are without merit.

Two lawsuits, captioned Betts v. California Title Company, et al. (Case No. 03CC00017) and Burkow v. California Title Company, et al. (Case No. BC294909) have been filed in Los Angeles County Superior Court naming as defendants the Company and Chicago Title. The complaints seek class action status and allege that the companies together with other title companies have conspired to fix the price of title products in violation of state and anti-trust statutes. The Company believes the lawsuits are without merit.

Three class action lawsuits were filed in June 2003 alleging breach of FNIS’ fiduciary duties in connection with the Company’s acquisition of FNIS. These actions have recently been consolidated and are pending in the Chancery Court of Delaware. FNIS has retained counsel to represent them and the named members of their board of directors, three of whom are also directors of the Company. The Company and FNIS believe the lawsuits are without merit.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: general economic and business conditions, including interest rate fluctuations and general volatility in the capital markets; changes in the performance of the real estate markets; the impact of competitive products and pricing; success of operating initiatives and integration of acquired businesses; adverse publicity; the ability to identify businesses to be acquired; availability of qualified personnel; employee benefits costs and changes in, or the failure to comply, with government regulations and other risks detailed in our filings with the Securities and Exchange Commission.

Factors Affecting Comparability

Our Condensed Consolidated Statements of Earnings for 2003 include the results of operations of various entities acquired on various dates during 2003, as discussed in Note C of Notes to Condensed Consolidated Financial Statements. As a result, quarter-over-quarter and year-over-year comparisons may not be meaningful.

Results of Operations

Net earnings for the second quarter of 2003 were $248.3 million, or $1.78 per diluted share, as compared with net earnings of $112.3 million, or $0.90 per diluted share, for the second quarter of 2002.

Net earnings for the six months ended June 30, 2003 were $391.8 million, or $2.97 per diluted share compared with net earnings for the six months ended June 30, 2002, of $213.7 million, or $1.73 per diluted share.

Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales on both a national and local basis. Real estate sales are directly affected by changes in the cost of financing purchases of real estate — i.e., mortgage interest rates. Other macroeconomic factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. For example, beginning in the second half of 1999 and through 2000, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions. As a result, the market shifted from a refinance-driven market in 1998 to a more traditional market driven by new home purchases and resales in 1999 and 2000. However, beginning in January 2001 and continuing through the second quarter of 2003, interest rates have been reduced by 550 basis points, bringing mortgage interest rates down to their lowest level in recent history, which again has significantly increased the volume of refinance activity.

Title insurance premiums increased 48.5% to $1.2 billion in the second quarter of 2003 as compared with the second quarter of 2002, and have increased 41.0% to $2.2 billion in the six months ended June 30, 2003, as compared with the corresponding period of the prior year. These increases are due to the increases in resale and refinance activity as a result of the decline in interest rates.

The following table presents information regarding the components of title premiums:

	Three months ended				Six months ended
	June 30,				June 30,

		% of		% of		% of		% of
	2003	Total	2002	Total	2003	Total	2002	Total

	(Dollars in thousands)				(Dollars in thousands)
Title premiums from direct operations	$659,601	55.8%	$357,143	44.8%	$1,132,831	52.7%	$694,319	45.5%
Title premiums from agency operations	523,442	44.2%	439,346	55.2%	1,017,873	47.3%	831,532	54.5%

Total	$1,183,043	100.0%	$796,489	100.0%	$2,150,704	100.0%	$1,525,851	100.0%

The increase in resale and refinance activity for the three and six months ended June 30, 2003 and 2002 has been partially offset by a decrease in the average fee per file. The decrease in fee per file is consistent with the overall increased levels of refinance activity experienced during both years.

Escrow and other title-related fees for the three- and six-month periods ended June 30, 2003 were $368.8 million and $635.7 million, respectively, as compared with $199.5 million and $388.8 million, respectively, for the corresponding periods of the prior year. The trend in escrow and title-related fees is generally consistent with that of our direct title premiums.

Revenue from real estate related services was $193.1 million in the second quarter of 2003 as compared with $121.6 million for the prior year quarter. On a year-to-date basis, revenues were $367.3 million in 2003 and $237.5 million in 2002. The increase in revenue for the three- and six-month periods is primarily the result of increases in revenue from our real estate tax services, flood services, default management services, relocation services, home warranty services, mortgage loan fulfillment services, collateral risk assessment and valuation services, and insurance services, primarily from our flood insurance processing business (Bankers/FCIC), which was acquired in January 2003.

Information services revenue was $209.4 million for the three and six months ended June 30, 2003. The Company acquired FIS on April 1, 2003. As such, the results of operations of FIS are included in the Condensed Consolidated Financial Statements of Earnings from the period April 1, 2003, through June 30, 2003.

Interest and investment income was $14.6 million in the second quarter of 2003 as compared with $18.9 million in the second quarter of 2002. Interest and investment income for the six months ended June 30, 2003, was $31.7 million compared with $37.2 million for the corresponding 2002 period. The decrease in interest and investment income in the 2003 periods is primarily due to a decrease in interest income reflecting lower interest rates in 2003 as compared with 2002.

Net realized gains for the second quarter of 2003 were $33.3 million, as compared with net realized gains of $0.6 million for the second quarter of 2002. The increase in realized gains during the second quarter of 2003 was primarily due to the sale of various debt and equity securities which resulted in capital gains. For the six months ended June 30, 2003, we recorded net realized gains of $39.9 million, as compared with net realized gains of $7.7 million for the corresponding 2002 period. Net realized gains for the six months ended June 30, 2002, includes a $3.1 million gain recognized on our investment in Santa Barbara Restaurant Group, Inc. (“SBRG”) common stock as a result of the merger between SBRG and CKE Restaurants, Inc (“CKE”), and a $3.4 million gain on the sale of a portion of our CKE common stock in the second quarter of 2002.

Other income represents revenue generated by FNF Capital, Inc., our equipment leasing subsidiary. Other income for the three- and six-month periods ended June 30, 2003, was $4.1 million and $8.5 million, respectively, as compared with $5.8 million and $12.8 million, respectively, for the corresponding periods of the prior year. The decrease is attributable to the discontinuation of FNF Capital’s small-ticket lease origination business.

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

Personnel costs include base salaries, commissions and bonuses paid to employees, and are one of our most significant operating expenses. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. For the second quarter of 2003 personnel costs were $667.5 million, or 33.3% of total revenue, compared with $335.7 million, or 29.4% of total revenue, for the corresponding 2002 quarter. For the six-month periods ended June 30, 2003, and 2002, personnel costs were $1.1 billion, or 32.2% of total revenue, and $665.9 million, or 30.1% of total revenue, respectively. The increase in personnel costs as a percentage of total revenue in 2003 can be attributed to the substantial increase in open order volumes and the incremental personnel costs associated with the acquisition of FIS and our various other acquisitions made during 2003, which have higher personnel costs as a percentage of revenue.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services (including personnel costs associated with information technology support), professional services, advertising expenses, general insurance, depreciation expense, amortization expense of intangible assets and trade and notes receivable allowances. Total other operating expenses were $444.3 million, or 22.1% of total revenue, for the second quarter of 2003 as compared with $236.2 million, or 20.7% of total revenue, for the second quarter of 2002. For the six-month periods ended June 30, 2003 and 2002, these expenses were $759.9 million and $457.3 million, respectively. As a percentage of total revenue, other operating expenses for the 2003 period were 22.1% as compared with 20.7% for the 2002 period. As a percentage of total revenue, operating expenses have increased in 2003 as compared with 2002, consistent with the increase in personnel costs as a percentage of total revenue.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 77.7% of agent title premiums in the second quarter of 2003 as compared with 78.2% of agent title premiums for the second quarter of 2002. Agent commissions, as a percentage of agent title premiums, for the six-month periods ended June 30, 2003, and 2002 were 78.0% and 78.5%, respectively. Agent commissions and the resulting percentage of agent title premiums retained by us vary according to regional differences in real estate closing practices and state regulations.

The provision for claim losses includes an estimate of anticipated title claims. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly. During the second quarter of 2003 we increased our claim loss provision as a percentage of total title premiums to 5.5% to cover the expanded variety of title insurance products we offer. During the second quarter of 2002 our claim loss provision as a percentage of total title premiums was 5.0%. On a year-to-date basis, our provision for claim losses as a percentage of total title premiums was 5.3% in 2003 and 5.0% in 2002.

Interest expense for the three- and six-month periods ended June 30, 2003, was $10.9 million and $18.9 million, respectively. Interest expense for the three- and six-month periods ended June 30, 2002, was $9.0 million and $17.6 million, respectively. The increase in interest expense for the 2003 periods is attributable to the increase in outstanding notes payable as a result of the issuance of $250.0 million, 5.25% notes in March 2003 (see Note D of Notes to Condensed Consolidated Financial Statements), which was partially offset by the decline in interest rates.

Income tax expense, as a percentage of earnings before income taxes, was 38.0% and 36.0% for the second quarter of 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, income tax expense, as a percentage of earnings before income taxes, was 37.6% and 36.0%, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability and the characteristics of net earnings- i.e. operating income versus investment income and the acquisition of FIS.

Minority interest for the three- and six-month periods ended June 30, 2003, was $7.2 million and $12.4 million, respectively. Minority interest for the three- and six-month periods ended June 30, 2002, was $2.1 million and $4.5 million, respectively. The increase in minority interest for the 2003 periods is primarily attributable to increased earnings of our majority-owned subsidiaries.

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

Our two significant sources of internally generated funds are dividends and distributions from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are executed within the guidelines of management agreements among our subsidiaries and us. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. During 2003, our title insurance subsidiaries can pay dividends or make other distributions to us of $114.9 million. Through June 30, 2003, no dividend payments have been made. Our underwritten title companies, real estate related service companies, information services companies and FNIS collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries. Positive cash flow from these subsidiaries is invested primarily in cash and cash equivalents.

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

Financing. Our credit agreement provides the following distinct credit facilities:

•	$250.0 million, 6 year revolving credit facility due March 19, 2006; and

•	$450.0 million term loan facility with a 6 year amortization period, due March 19, 2006.

The credit agreement bears interest at a variable rate of interest based on the debt ratings assigned to us by certain independent agencies, and is unsecured. The current interest rate is LIBOR plus 1.00%. As of June 30, 2003, $104.2 million was outstanding under our term loan facility and we have $250.0 million in borrowings available to us under our revolving credit facility.

The credit agreement and other debt facilities impose certain affirmative and negative covenants on us relating to current debt ratings, certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions and restricted payments, and certain dividend restrictions. We are in compliance with all of our debt covenants as of June 30, 2003.

On March 11, 2003, we issued $250.0 million aggregate principal amount of 5.25% notes, which are unsecured. We received net proceeds of approximately $246.2 million, after expenses, which was used to pay a portion of the $1,069.6 million purchase price for FIS (see Note C of Notes to Condensed Consolidated Financial Statements). Interest is payable semiannually and the notes are due in March 2013.

Contractual Obligations. There have been no material changes in our annual financing obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

Capital Stock Transactions. On April 24, 2002, our Board of Directors approved a three-year stock repurchase program, whereby we plan to devote a portion of our annual cash flow from operations to the systematic repurchase of shares of our common stock. Purchases may be made by us from time to time in the open market, in block purchases or in privately negotiated transactions. From May 15, 2002, through December 31, 2002, we repurchased a total of 2,543,962 shares of common stock for $61.2 million, or an average price of $24.06. The amount repurchased includes 549,587 shares of common stock purchased from certain of our officers and directors during the third quarter of 2002, of which 207,437 shares were accepted as full payment for certain notes receivable, including accrued interest. In December 2002, we retired 704,462 of these shares held as treasury stock, totaling $14.3 million. For the six months ended June 30, 2003, we repurchased 1,461,000 shares of common stock for $40.7 million, or an average price of $27.87. From May 15, 2002, through June 30, 2003, a total of 4,004,963 shares of common stock have been repurchased for $101.9 million, or an average price of $25.45. As a result of an increase in our cash dividend, as discussed below, we decided to suspend this systematic stock repurchase program effective July 23, 2003.

On March 26, 2003, we issued 4,711,912 shares of our common stock in connection with the acquisition of ANFI, Inc. See Note C of Notes to Condensed Consolidated Financial Statements.

On April 1, 2003, we issued 10,187,902 shares of our common stock to ALLTEL in connection with our acquisition of FIS. The common stock issued to ALLTEL is restricted for resale until April 1, 2004. See Note C of Notes to Condensed Consolidated Financial Statements.

On April 22, 2003, our Board of Directors declared a five-for-four (5:4) stock split payable May 23, 2003 to stockholders of record as of May 9, 2003. On April 24, 2002, our Board of Directors declared a 10% stock dividend to stockholders of record as of May 9, 2002, payable on May 23, 2002. On July 22, 2003, our Board of Directors declared a cash dividend of $0.18 per share, payable on September 3, 2003, to stockholders of record as of August 19, 2003. All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, in the Condensed Consolidated Financial Statements and Notes thereto have been retroactively adjusted to reflect the stock split and stock dividend.

Equity Investments. Our equity investments are in public companies whose security prices are subject to significant volatility. Should the fair value of these investments fall below our cost bases and/or the financial condition or prospects of these companies deteriorate, we may determine in a future period that a decline in fair value is other-than-temporary, requiring that an impairment loss be recognized in the period such a determination is made.

As of June 30, 2003, we have an investment in LendingTree, Inc. common and convertible preferred stock at a combined cost of approximately $30.0 million. In May 2003, LendingTree announced USA Interactive would acquire all of their outstanding capital stock. Based upon market prices on June 30, 2003, we would expect to realize a gain of approximately $56.7 million, when, and if the transaction is consummated.

Critical Accounting Policies. There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2002. However, due to our acquisition of FIS on April 1, 2003, we have disclosed in Note I of Notes to Condensed Consolidated Financial Statements, the significant accounting policies associated with FIS.

Recent Accounting Pronouncements. In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on our financial statements.

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

In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation requires consolidation of existing noncontrolled affiliates if the affiliate is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We believe that the adoption of FIN 46 will not have a significant impact on our financial position or results of operations.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that our disclosure controls and procedures will timely alert them to material information required to be included in our periodic SEC reports.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation; including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II:   OTHER INFORMATION

Item 1.   Legal Proceedings

In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. We believe that no actions, other than those listed below, depart from customary litigation incidental to our business and that the resolution of all such litigation will not have a material effect on our results of operations, financial position or liquidity.

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

Three class action lawsuits were filed in June 2003 alleging breach of FNIS’ fiduciary duties in connection with our pending acquisition of FNIS. These actions have recently been consolidated and are pending in the Chancery Court in Delaware. FNIS has retained counsel to represent them and the named members of their Board of Directors, three of whom are also directors of the Company. The Company and FNIS believe the lawsuits are without merit.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

     (b)  Reports on Form 8-K:

Current Reports on Form 8-K and 8-K/A, dated April 1, 2003, were filed during the second quarter of 2003 to announce the closing of the acquisition of ALLTEL Information Services, Inc.

A Current Report on Form 8-K, dated April 23, 2003, was filed during the second quarter of 2003 to announce our preliminary operating results for the three-month period ended March 31, 2003.

A Current Report on Form 8-K , dated May 23, 2003, was filed during the second quarter of 2003 to announce our proposal to acquire FNIS.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY NATIONAL FINANCIAL, INC.

(Registrant)

By:	/s/ Alan L. Stinson

Alan L. Stinson
Executive Vice President, Chief Financial Officer
	(Principal Financial and Accounting Officer)	Date: August 1, 2003

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.