Form 10-Q
period 2003-09-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2003-11-14
CIK 809398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

Commission File Number 1-9396

FIDELITY NATIONAL FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0498599

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Riverside Avenue, Jacksonville, Florida	32204

(Address of principal executive offices)	(Zip Code)

(904) 854-8100

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

YES (X)           NO (   )

As of October 31, 2003, 148,252,203 shares of the Registrant’s Common Stock were outstanding

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2003

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value at September 30, 2003 includes $270,978 and at December 31, 2002 includes $243,844 of pledged fixed maturity securities related to secured trust deposits	$1,676,761	$1,564,183
Equity securities, at fair value	89,828	74,401
Other long-term investments	33,483	38,368
Settlement of investments	(26,022)	(207)
Short-term investments, at September 30, 2003 includes $216,098 and at December 31, 2002 includes $231,080 of pledged short-term investments related to secured trust deposits	773,074	888,863

Total investments	2,547,124	2,565,608
Cash and cash equivalents, at September 30, 2003 includes $403,316 and at December 31, 2002 includes $295,051 of pledged cash related to secured trust deposits	649,303	482,600
Leases and residual interests in securitizations	76,421	119,242
Trade receivables, net	561,965	220,842
Notes receivable, net (related party - $1,285 in 2003 and $2,804 in 2002)	9,259	12,363
Goodwill	1,908,628	996,613
Prepaid expenses and other assets	275,874	205,957
Capitalized software	277,663	98,034
Other intangible assets	492,133	47,357
Title plants	285,424	275,976
Property and equipment, net	313,566	165,595
Deferred tax assets	—	55,557

	$7,397,360	$5,245,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$832,676	$633,140
Deferred revenue	163,331	65,777
Notes payable	688,377	493,458
Reserve for claim losses	928,387	887,973
Secured trust deposits	878,193	750,920
Deferred tax liability	1,120	—
Income taxes payable	192,012	28,743

	3,684,096	2,860,011
Minority interests and preferred stock of subsidiary	16,213	131,797
Stockholders’ equity:
Preferred stock, $.0001 par value; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock, $.0001 par value; authorized, 250,000,000 shares as of September 30, 2003 and 150,000,000 shares as of December 31, 2002; issued 151,575,835 as of September 30, 2003 and 121,471,220 as of December 31, 2002	15	12
Additional paid-in capital	2,438,840	1,551,637
Retained earnings	1,347,491	738,522

	3,786,346	2,290,171
Accumulated other comprehensive earnings	3,976	12,303
Unearned compensation	(925)	(1,628)
Less treasury stock, 3,453,500 shares as of September 30, 2003 and 1,839,500 shares as of December 31, 2002, at cost	(92,346)	(46,910)

	3,697,051	2,253,936

	$7,397,360	$5,245,744

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
REVENUE:
Title insurance premiums	$1,333,426	$882,565	$3,484,130	$2,408,416
Escrow and other title-related fees	400,379	229,093	1,036,097	617,916
Information services revenue	217,006	—	426,384	—
Real estate related services	213,891	141,784	581,225	379,285
Interest and investment income	13,686	19,086	45,380	56,270
Realized gains, net	49,023	4,263	88,910	11,948
Other income	3,000	6,056	11,462	18,836

	2,230,411	1,282,847	5,673,588	3,492,671

EXPENSES:
Personnel costs	715,333	371,842	1,829,974	1,037,722
Other operating expenses	511,231	259,746	1,271,094	717,046
Agent commissions	458,952	368,511	1,252,831	1,020,936
Provision for claim losses	73,339	44,129	186,718	120,421
Interest expense	11,268	8,371	30,199	25,999

Total expenses	1,770,123	1,052,599	4,570,816	2,922,124

Earnings before income taxes and minority interest	460,288	230,248	1,102,772	570,547
Income tax expense	177,272	82,890	419,054	205,397

Earnings before minority interest	283,016	147,358	683,718	365,150
Minority interest	5,674	3,847	18,114	8,368

Net earnings	$277,342	$143,511	$665,604	$356,782

Basic earnings per share	$2.05	$1.20	$5.11	$3.00

Weighted average shares outstanding, basic basis	135,013	119,587	130,140	119,095

Diluted earnings per share	$1.99	$1.16	$4.95	$2.89

Weighted average shares outstanding, diluted basis	139,389	123,971	134,400	123,453

Cash dividends per share	$0.18	$0.10	$0.42	$0.25

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net earnings	$277,342	$143,511	$665,604	$356,782
Other comprehensive earnings (loss):
Unrealized gains on investments, net (1)	12,543	2,952	51,063	12,223
Reclassification adjustments for (gains) losses included in net earnings (2)	(36,926)	1,119	(59,390)	881

Other comprehensive earnings (loss)	(24,383)	4,071	(8,327)	13,104

Comprehensive earnings	$252,959	$147,582	$657,277	$369,886

(1)	Net of income tax expense of $8.4 million and $2.0 million and $34.0 million and $8.1 million for the three months and nine months ended September 30, 2003 and 2002, respectively.

(2)	Net of income tax expense (benefit) of $(24.6) million and $746,000 and $(39.6) million and $586,000 for the three months and nine months ended September 30, 2003 and 2002, respectively.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
	Common Stock		Additional		Other		Treasury Stock
			Paid-in	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Earnings	Compensation	Shares	Amount

Balance, December 31, 2002	121,471	$12	$1,551,637	$738,522	$12,303	$(1,628)	1,840	$(46,910)
Purchase of treasury stock	—	—	—	—	—	—	1,614	(45,436)
Exercise of stock options	2,211	—	26,393	—	—	—	—	—
Tax benefit associated with the exercise of options	—	—	15,129	—	—	—	—	—
Acquisition of ANFI	4,712	1	139,288	—	—	—	—	—
Acquisition of FIS	10,188	1	274,999	—	—	—	—	—
Acquisition of FNIS	12,994	1	420,424	—	—	1,628	—	—
Other comprehensive loss, net of tax— unrealized loss on investments and other financial instruments	—	—	—	—	(8,327)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	1,634	—	—
Unearned compensation – ANFI	—	—	—	—	—	(2,559)	—	—
Capital transactions of investments accounted for under the equity method	—	—	5,028	—	—	—	—	—
Adoption of SFAS No. 123	—	—	5,942	—	—	—	—	—
Cash dividends declared ($0.42 per share)	—	—	—	(56,635)	—	—	—	—
Net earnings	—	—	—	665,604	—	—	—	—

Balance, September 30, 2003	151,576	$15	$2,438,840	$1,347,491	$3,976	$(925)	3,454	$(92,346)

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net earnings	$665,604	$356,782
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	160,458	52,745
Net increase in reserve for claim losses	30,350	12,103
Gain on sales of assets and investments	(88,910)	(11,948)
Stock-based compensation cost	6,332	—
Change in assets and liabilities, net of effects from acquisitions:
Net decrease in leases and lease securitization residual interests	42,821	32,169
Net increase in secured trust deposits	6,864	11,583
Tax benefit associated with the exercise of stock options	15,129	12,863
Net increase in trade receivables	(190,920)	(14,272)
Net increase in prepaid expenses and other assets	(59,871)	(1,605)
Net increase in accounts payable, accrued liabilities and minority interests	201,846	68,738
Net increase in income taxes	194,181	86,284

Net cash provided by operating activities	983,884	605,442

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	1,426,417	897,704
Proceeds from maturities of investment securities available for sale	291,303	129,279
Proceeds from sale of assets	3,550	9,175
Collections of notes receivable	5,546	5,030
Additions to title plants	(1,681)	(512)
Additions to property and equipment	(106,796)	(62,103)
Additions to capitalized software	(44,664)	(36,558)
Additions to investments	(1,731,485)	(978,163)
Net (additions) sales from short-term investment securities	145,986	(501,468)
Additions to notes receivable	(3,277)	(4,181)
Sale of subsidiary, net of cash sold	—	15,500
Acquisitions of businesses, net of cash acquired	(1,002,173)	(20,724)

Net cash used in investing activities	(1,017,274)	(547,021)

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,

	2003	2002

	(Unaudited)
Cash flows from financing activities:
Borrowings	$24,442	$21,537
Net proceeds from issuance of notes	248,118	—
Debt issuance costs	(1,881)	—
Debt service payments	(91,455)	(78,843)
Dividends paid	(68,353)	(26,907)
Purchase of treasury stock	(45,436)	(28,150)
Stock options exercised	26,393	34,009

Net cash provided by (used in) financing activities	91,828	(78,354)

Net increase (decrease) in cash and cash equivalents, excluding pledged cash related to secured trust deposits	58,438	(19,933)
Cash and cash equivalents at beginning of period, excluding pledged cash related to secured trust deposits	187,549	174,713

Cash and cash equivalents at end of period, excluding pledged cash related to secured trust deposits	$245,987	$154,780

Supplemental cash flow information:
Income taxes paid	$195,300	$92,500

Interest paid	$34,377	$29,775

Noncash investing and financing activities:
Dividends declared and unpaid	$—	$11,718

Shares issued in connection with acquisitions	$834,714	$—

Capital transactions of investments accounted for under the equity method	$5,028	$7,604

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

The Company acquired FIS for approximately $1,069.6 million (including the payment for certain working capital adjustments and estimated transaction costs), consisting of $794.6 million in cash and $275.0 million of the Company’s common stock. The Company funded the cash portion of the purchase price through the issuance of $250.0 million aggregate principal amount of 5.25% notes due March 15, 2013 (See Note D), and $544.6 million in available cash. The stock portion of the purchase price resulted in the issuance of 10,187,902 shares of the Company’s common stock to ALLTEL. Those shares are restricted from sale to the public until April 1, 2004. The acquisition was accounted for under the purchase method of accounting.

In connection with the closing of the acquisition, the Company entered into a stockholder’s agreement, a non-competition agreement and certain transition agreements with ALLTEL. The stockholder’s agreement: (1) restricts the sale by ALLTEL of the Company’s common stock received in the transaction until April 1, 2004, (2) grants ALLTEL the right to designate one nominee to the Company’s Board of Directors, so long as it continues to hold at least 50% of the shares of the Company’s common stock received in the transaction, and (3) grants ALLTEL certain registration rights with respect to the Company’s common stock it receives in the transaction. The non-competition agreement prohibits, with certain exceptions, ALLTEL and its affiliates from engaging in the business relating to the assets acquired by the Company for a period of two years after the transaction. The transaction was accounted for under the purchase method of accounting, and as a result, the Company has allocated $439.0 million to goodwill, $348.0 million to other intangible assets, namely acquired customer relationship intangibles, and $95.0 million to capitalized software based on studies and valuations that are currently being finalized. Such purchase accounting adjustments may be refined as additional information becomes available. The Company is amortizing the other intangible assets using an accelerated method which takes into consideration expected customer attrition rates over a 10-year period. The acquired software is amortized over a seven-year period using an accelerated method that contemplates the period of expected economic benefit and future enhancements to the underlying software.

The assets acquired and liabilities assumed in the FIS acquisition were as follows (dollars in thousands):

Tangible and amortizable intangible assets acquired at fair value	$741,960
Goodwill	439,046
Liabilities assumed at fair value	(111,385)

Total purchase price	$1,069,621

Selected unaudited pro forma combined results of operations for the nine-month periods ended September 30, 2003 and 2002, assuming the acquisition had occurred as of January 1, 2002, and using actual general and administrative expenses prior to the acquisition, are set forth below:

	Nine months ended
	September 30,

	2003	2002

	(In thousands, except per share data)
Total revenue	$5,884,563	$4,101,833
Net earnings	$682,647	$394,766
Basic earnings per share	$5.11	$3.05
Diluted earnings per share	$4.96	$2.95

All Other Insignificant Transactions:

The following acquisitions individually, and in the aggregate, are not significant to require pro forma presentation.

Fidelity National Information Solutions, Inc.

On September 30, 2003, the Company acquired the outstanding minority interest of Fidelity National Information Solutions, Inc. (“FNIS”), its majority-owned real estate related services public subsidiary, whereby FNIS became a wholly-owned subsidiary of the Company. In the acquisition, each share of FNIS common stock (other than FNIS common stock the Company already owned) was exchanged for 0.83 shares of the Company’s common stock. The Company issued 12,993,507 shares of its common stock to FNIS stockholders in the acquisition. The acquisition of the FNIS minority interest was accounted for under the purchase method of accounting, and as a result, the Company has allocated $235.5 million to goodwill and $26.3 million to other intangible assets and capitalized software based on preliminary studies and valuations that are being finalized. Such purchase accounting adjustments may be refined as additional information becomes available.

WebTone Technologies, Inc.

On September 2, 2003, the Company acquired WebTone Technologies, Inc. (“WebTone”) for approximately $90.0 million in cash. WebTone is the developer of the TouchPoint® suite of customer interactive management solutions for financial services organizations. The acquisition was accounted for under the purchase method of accounting.

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

Note C – Costs Associated with Exit Activities and Impairment of Long-Lived Assets

The acquisition of FNIS on September 30, 2003 allowed the Company to more fully capitalize on the significant technology resources of FIS, which the Company acquired on April 1, 2003 (see Note B) by combining all technology resources within one integrated organization. The Company’s data center activities have historically been managed by FNIS. However, with the acquisition of FNIS, the Company has been able to successfully leverage FIS’ expertise in data center management by migrating all of its data center activities from FNIS to the existing FIS platforms as of September 30, 2003. As a result of this decision to transfer all data center operations and projects from FNIS to FIS, the Company incurred a pre-tax expense in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”(“SFAS No. 146”), of $26.3 million relating to hardware/software and leasehold improvement write-offs and contract termination costs. $8.9 million of these expenses are included in realized gains, net and $17.4 million are included in other operating expenses in the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2003. As of September 30, 2003, the Company had a remaining payable of $10.0 million related to these costs, all of which were paid subsequent to quarter-end.

During the third quarter of 2003, the Company relocated its corporate headquarters to Jacksonville, Florida. As a result of the relocation the Company incurred a pre-tax expense in accordance with SFAS No. 146 of $12.9 million relating to relocation costs and lease abandonment costs. $7.9 million of these expenses are included in personnel costs and $5.0 million are included in other operating expenses in the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2003. As of September 30, 2003, the Company had a remaining payable of $5.0 million related to these costs, the majority of which will be paid in the fourth quarter of 2003.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets” (“SFAS No. 144”), the Company incurred a pre-tax expense of $7.9 million relating to the write-off of intangible assets, software and license fees. These expenses are included in other operating expenses in the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2003.

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

Note E – Earnings Per Share

The Company presents “basic” earnings per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and “diluted” earnings per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net earnings basic and diluted basis	$277,342	$143,511	$665,604	$356,782

Weighted average shares outstanding during the period, basic basis	135,013	119,587	130,140	119,095
Plus: Common stock equivalent shares assumed from conversion of options	4,376	4,384	4,260	4,358

Weighted average shares outstanding during the period, diluted basis	139,389	123,971	134,400	123,453

Basic earnings per share	$2.05	$1.20	$5.11	$3.00

Diluted earnings per share	$1.99	$1.16	$4.95	$2.89

Options to purchase 745,591 shares and 1,537,558 shares for the three and nine months ended September 30, 2003, respectively, and 57,475 shares and 331,924 shares for the three and nine months ended September 30, 2002, respectively, of the Company’s common stock were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note F- Stock-Based Compensation

At September 30, 2003, the Company has 14 stock-based employee compensation plans, including two stock option plans assumed in connection with the ANFI merger and four stock option plans assumed in connection with the FNIS merger. Prior to the third quarter of 2003, the Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant; therefore no stock-based compensation cost had been reflected in net earnings.

During the third quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation ” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. The Company has elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning January 1, 2003. Prior period financial statements were not restated. Net income, as a result of the adoption of SFAS 123, for the three and nine months ended September 30, 2003 reflects an expense of $348,000 and $3.9 million, respectively, which is included in personnel costs in the reported financial results. The adoption of the fair value method of accounting for stock-based employee compensation plans increased compensation cost by $5.8 million for the three months ended March 31, 2003, which resulted in a reduction in net income of $3.6 million or $0.03 per diluted share. Compensation cost decreased by $47,000 for the three months ended June 30, 2003, which resulted in an increase in net income of $29,000, which had no change to diluted earnings per share.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net earnings, as reported	$277,342	$143,511	$665,604	$356,782
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	348	—	3,926	—
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,112)	(1,165)	(10,069)	(11,008)

Pro forma net earnings	$275,578	$142,346	$659,461	$345,774

Earnings Per Share:
Basic – as reported	$2.05	$1.20	$5.11	$3.00
Basic – pro forma	$2.04	$1.19	$5.07	$2.90
Diluted – as reported	$1.99	$1.16	$4.95	$2.89
Diluted – pro forma	$1.97	$1.14	$4.89	$2.79

Note G – Segment Information

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

			Real Estate
Three Months Ended:	Title	Information	Related	Corporate
September 30, 2003	Insurance	Services	Services	and Other	Total

	(In thousands)
Total revenue	$1,796,784	$216,931	$214,898	$1,798	$2,230,411
Interest and investment income, including realized gains and (losses)	62,979	(75)	1,007	(1,202)	62,709
Depreciation and amortization expense	19,248	32,040	26,281	85	77,654
Interest expense	89	73	888	10,218	11,268
Earnings (loss) before income taxes and minority interest	409,615	34,036	36,303	(19,666)	460,288
Income tax expense (benefit)	157,648	13,037	14,087	(7,500)	177,272
Minority interest	346	—	5,335	(7)	5,674
Net earnings (loss)	251,621	20,999	16,881	(12,159)	277,342

			Real Estate
Nine Months Ended:	Title	Information	Related	Corporate
September 30, 2003	Insurance	Services	Services	and Other	Total

	(In thousands)
Total revenue	$4,648,273	$426,194	$584,595	$14,526	$5,673,588
Interest and investment income, including realized gains and (losses)	128,046	(190)	3,370	3,064	134,290
Depreciation and amortization expense	50,270	62,081	47,306	801	160,458
Interest expense	637	78	1,734	27,750	30,199
Earnings (loss) before income taxes and minority interest	955,405	62,807	117,273	(32,713)	1,102,772
Income tax expense (benefit)	363,054	23,867	44,564	(12,431)	419,054
Minority interest	1,315	—	16,781	18	18,114
Net earnings (loss)	591,036	38,940	55,928	(20,300)	665,604
Assets	4,842,277	1,281,528	1,104,688	168,867	7,397,360
Goodwill	835,356	492,343	580,929	—	1,908,628

			Real Estate
Three Months Ended:	Title	Information	Related	Corporate
September 30, 2002	Insurance	Services	Services	and Other	Total

	(In thousands)
Total revenue	$1,129,208	$—	$142,664	$10,975	$1,282,847
Interest and investment income, including realized gains and (losses)	17,550	—	880	4,919	23,349
Depreciation and amortization expense	12,296	—	6,255	158	18,709
Interest expense	351	—	356	7,664	8,371
Earnings (loss) before income taxes and minority interest	209,452	—	22,276	(1,480)	230,248
Income tax expense (benefit)	75,403	—	8,020	(533)	82,890
Minority interest	520	—	3,277	50	3,847
Net earnings (loss)	133,529	—	10,979	(997)	143,511

			Real Estate
Nine Months Ended:	Title	Information	Related	Corporate
September 30, 2002	Insurance	Services	Services	and Other	Total

	(In thousands)
Total revenue	$3,076,188	$—	$381,728	$34,755	$3,492,671
Interest and investment income, including realized gains and (losses)	49,856	—	2,443	15,919	68,218
Depreciation and amortization expense	36,037	—	16,047	661	52,745
Interest expense	1,122	—	1,073	23,804	25,999
Earnings (loss) before income taxes and minority interest	509,748	—	66,252	(5,453)	570,547
Income tax expense (benefit)	183,509	—	23,851	(1,963)	205,397
Minority interest	1,013	—	5,691	1,664	8,368
Net earnings (loss)	325,226	—	36,710	(5,154)	356,782
Assets	4,070,147	—	722,292	404,346	5,196,785
Goodwill	676,470	—	270,805	—	947,275

The activities of the reportable segments include the following:

Title Insurance

This segment, consisting of title insurance underwriters and wholly-owned title insurance agencies, provides core title insurance and escrow services, including document preparation, collection and trust activities. This segment coordinates its activities with those of the real estate related services segment described below in order to offer the full range of real estate products and services required to execute and close a real estate transaction. Included in the Title Insurance segment for the three and nine months ended September 30, 2003 are $14.9 million in pre-tax expenses relating to the migration of data center operations from FNIS to FIS and $11.3 million related to the relocation of the Company’s corporate headquarters to Jacksonville, Florida pursuant to SFAS No. 146, and $2.0 million in asset impairment charges pursuant to SFAS No. 144. See Note C. In addition, the Title Insurance segment for 2003 includes a realized gain of $51.7 million as a result of InterActive Corp’s acquisition of Lending Tree Inc. and the subsequent sale of the Company’s InterActive Corp common stock.

Information Services

This segment consists of the operations of FIS, which was acquired on April 1, 2003 and the operations of WebTone, which was acquired on September 2, 2003 (see Notes B and I). FIS and WebTone provide information-based technology solutions and processing services to the mortgage and financial services industries.

Real Estate Related Services

This segment, consisting of various real estate related and ancillary service subsidiaries, offers the complementary specialized products and services required to execute and close a real estate transaction that are not offered by the title insurance segment described above. These services include property appraisal, credit reporting, exchange intermediary services, real estate tax services, home warranty insurance, foreclosure posting and publishing, loan portfolio services, flood certification, field services, property data and disclosure services, multiple listing services, mortgage loan fulfillment services, flood insurance, relocation services and homeowners insurance. These services require specialized expertise and have been centralized for efficiency and ease of management. Included in the Real Estate Related Services segment for the three and nine months ended September 30, 2003 are $11.4 million in pre-tax expenses relating to the migration of data center operations from FNIS to FIS pursuant to SFAS No. 146 and $5.9 million in asset impairment charges pursuant to SFAS No. 144. See Note C.

Corporate and Other

The corporate segment consists of the operations of the parent holding company and the operations of FNF Capital, Inc., as well as the issuance and repayment of corporate debt obligations. Included in the Corporate and Other segment for the three and nine months ended September 30, 2003 is $1.6 million in pre-tax expenses relating to the relocation of the Company’s corporate headquarters to Jacksonville, Florida, pursuant to SFAS No. 146. See Note C. Also included in the Corporate and Other segment for the three and nine months ended September 30, 2003 are $562,000 and $6.3 million, respectively, in compensation cost as a result of adopting SFAS No. 123 during the third quarter of 2003. See Note F.

The accounting policies of the segments are the same as those used in the Condensed Consolidated Financial Statements. Intersegment sales or transfers which occurred in the ordinary course of consolidated operations, have been eliminated from the segment information provided.

Note H – Dividends, Stock Repurchase Program and Share and Per Share Restatement

On January 22, 2003, the Company’s Board of Directors declared a cash dividend of $0.12 per share, payable on April 25, 2003, to stockholders of record as of April 11, 2003. On April 22, 2003, the Company’s Board of Directors declared a cash dividend of $0.12 per share, payable on June 16, 2003, to stockholders of record as of June 2, 2003. On July 22, 2003, the Company’s Board of Directors declared a cash dividend of $0.18 per share, payable on September 3, 2003, to stockholders of record as of August 19, 2003. On October 22, 2003, the Company’s Board of Directors declared a cash dividend of $0.18 per share, payable on December 4, 2003, to stockholders of record as of November 19, 2003.

On April 24, 2002, the Company’s Board of Directors approved a three-year systematic stock repurchase program. Purchases were made by the Company from time to time in the open market, in block purchases or in privately negotiated transactions. From May 15, 2002, through December 31, 2002, the Company repurchased a total of 2,543,962 shares of common stock for $61.2 million, or an average price of $24.06. The amount repurchased includes 549,587 shares of common stock purchased from certain of the Company’s officers and directors during the third quarter of 2002, of which 207,437 shares were accepted as full payment for certain notes receivable, including accrued interest. In December 2002, the Company retired 704,462 of these shares held as treasury stock, totaling $14.3 million. For the nine months ended September 30, 2003, the Company repurchased 1,614,000 shares of common stock for $45.4 million, or an average price of $28.16. From May 15, 2002, through September 30, 2003, a total of 4,157,962 shares of common stock have been repurchased for $106.6 million, or an average price of $25.65. As a result of the increased cash dividend from $0.12 to $0.18 per share, as discussed above, the Company decided to suspend this systematic stock repurchase program effective July 23, 2003.

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

Note I – Significant Accounting Policies of the Information Services Segment

The following describes the significant accounting policies directly relating to FIS, which was acquired by the Company on April 1, 2003 and WebTone, which was acquired by the Company on September 2, 2003 (see Note B). FIS and WebTone provide information-based technology solutions and processing services to the mortgage and financial services industries.

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

Note J – Legal Proceedings

In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages. The Company believes that no actions, other than those listed below, depart from customary litigation incidental to its business and that the resolution of all pending and threatened litigation will not have a material effect on the Company’s results of operations, financial position or liquidity.

As previously disclosed in the Company’s prior Securities and Exchange Commission filings, the Company was named in five class action lawsuits alleging irregularities and violations of law in connection with title and escrow practices. All of these lawsuits are currently pending, although three of them have been conditionally settled, subject only to verification of certain factual representations made during settlement negotiations. The remaining two lawsuits have been stayed pending final disposition of the conditionally settled lawsuits. The company believes that the two stayed lawsuits will be dismissed upon the final disposition of the three conditionally settled lawsuits.

Three class action lawsuits were filed in June 2003 alleging breach of FNIS’ fiduciary duties in connection with the Company’s acquisition of the outstanding minority interest of FNIS. These actions have recently been consolidated and are pending in the Chancery Court of Delaware. FNIS has retained counsel to represent them and the named members of their board of directors, three of whom are also directors of the Company. The Company and FNIS believe the lawsuits are without merit.

Three class action cases, Werter v. Chicago Title, Williams v. Fidelity National Title, and Lawlor v. National Title were filed in New York and have been consolidated in the Supreme Court of New York, Nassau County for further proceedings. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. The Company intends to vigorously defend these actions.

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

Factors Affecting Comparability

Our Condensed Consolidated Statements of Earnings for 2003 include the results of operations of various entities acquired on various dates during 2003, as discussed in Note B of Notes to Condensed Consolidated Financial Statements. As a result, quarter-over-quarter and year-over-year comparisons may not be meaningful.

During the third quarter of 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003, as discussed in Note F of Notes to Condensed Consolidated Financial Statements. Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after January 1, 2003. Prior period financial statements were not restated. Net income, as a result of the adoption of SFAS No. 123, for the three and nine months ended September 30, 2003 reflects an expense of $348,000 and $3.9 million, respectively, which is included in the reported financial results.

During the third quarter of 2003, in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), we recorded $26.3 million in pre-tax expenses relating to the migration of data center operations from FNIS to FIS and $12.9 million in pre-tax expenses relating to the relocation of our corporate headquarters to Jacksonville, Florida. In addition, in the third quarter of 2003, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we recorded a pre-tax expense of $7.9 million relating to the write-off of intangible assets, software and license fees. See Note C of Notes to Condensed Consolidated Financial Statements.

The three months ended September 30, 2003 includes a realized gain of $51.7 million as a result of InterActive Corp’s acquisition of Lending Tree Inc. and the subsequent sale of our InterActive Corp common stock.

Results of Operations

Net earnings for the third quarter of 2003 were $277.3 million, or $1.99 per diluted share, as compared with net earnings of $143.5 million, or $1.16 per diluted share, for the third quarter of 2002.

Net earnings for the nine months ended September 30, 2003 were $665.6 million, or $4.95 per diluted share compared with net earnings for the nine months ended September 30, 2002, of $356.8 million, or $2.89 per diluted share.

Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales on both a national and local basis. Real estate sales are directly affected by changes in the cost of financing purchases of real estate, predominately mortgage interest rates. Other macroeconomic factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. For example, beginning in the second half of 1999 and through 2000, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions. As a result, the market shifted from a refinance-driven market in 1998 to a more traditional market driven by new home purchases and resales in 1999 and 2000. However, beginning in January 2001 and continuing through June of 2003, the Federal Reserve Board reduced interest rates by 550 basis points, bringing mortgage interest rates down to their lowest level in recent history, which again has significantly increased the volume of refinance activity. Beginning in mid-June 2003 and continuing through September 2003, the ten-year treasury bond yield steadily increased from a low of nearly 3.0% to more than 4.5%, causing mortgage interest rates to rise, which has decreased the volume of refinance activity.

Title insurance premiums increased 51.1% to $1.3 billion in the third quarter of 2003 as compared with the third quarter of 2002, and have increased 44.7% to $3.5 billion in the nine months ended September 30, 2003, as compared with the corresponding period of the prior year. These increases are due to the increases in resale and refinance activity as a result of the prolonged period of low interest rates. During the third quarter of 2003, our closed order volumes for our direct operations increased 103.8% as compared with the prior year quarter. As mortgage interest rates increased during the third quarter of 2003, open orders on refinance transactions have declined from the second quarter of 2003 and we have been closing orders that were building in the late second quarter and early third quarter of 2003.

The following table presents information regarding the components of title premiums:

	Three months ended				Nine months ended
	September 30,				September 30,

		% of		% of		% of		% of
	2003	Total	2002	Total	2003	Total	2002	Total

	(Dollars in thousands)				(Dollars in thousands)
Title premiums from direct Operations	$741,546	55.6%	$413,936	46.9%	$1,874,377	53.8%	$1,108,255	46.0%
Title premiums from agency Operations	591,880	44.4%	468,629	53.1%	1,609,753	46.2%	1,300,161	54.0%

Total	$1,333,426	100.0%	$882,565	100.0%	$3,484,130	100.0%	$2,408,416	100.0%

The increase in resale and refinance activity for the three and nine months ended September 30, 2003 and 2002 has been partially offset by a decrease in the average fee per file. The decrease in fee per file is consistent with the overall increased levels of refinance activity experienced during both years.

Escrow and other title-related fees for the three and nine month periods ended September 30, 2003 were $400.4 million and $1.0 billion, respectively, as compared with $229.1 million and $617.9 million, respectively, for the corresponding periods of the prior year. The trend in escrow and title-related fees is generally consistent with that of our direct title premiums.

Information services revenue was $217.0 million and $426.4 million, respectively, for the three and nine months ended September 30, 2003. The Company acquired FIS on April 1, 2003. As such, the results of operations of FIS are included in the Condensed Consolidated Financial Statements of Earnings from the period April 1, 2003, through September 30, 2003.

Revenue from real estate related services was $213.9 million in the third quarter of 2003 as compared with $141.8 million for the prior year quarter. On a year-to-date basis, revenues were $581.2 million in 2003 and $379.3 million in 2002. The increase in revenue for the three- and nine-month periods is primarily the result of increases in revenue from our real estate tax services, flood services, default management services, home warranty services, mortgage loan fulfillment services, collateral risk assessment and valuation services, and insurance services, primarily from our flood insurance processing business (Bankers/FCIC), which was acquired in January 2003.

Interest and investment income was $13.7 million in the third quarter of 2003 as compared with $19.1 million in the third quarter of 2002. Interest and investment income for the nine months ended September 30, 2003, was $45.4 million compared with $56.3 million for the corresponding 2002 period. The decrease in interest and investment income in the 2003 periods is primarily due to a decrease in interest income reflecting lower interest rates in 2003 as compared with 2002.

Net realized gains for the third quarter of 2003 were $49.0 million, as compared with net realized gains of $4.3 million for the third quarter of 2002. The increase in realized gains during the third quarter of 2003 was primarily due to a realized gain of $51.7 million as a result of InterActive Corp’s acquisition of Lending Tree Inc. and the subsequent sale of our InterActive Corp common stock. Also included in net realized gains for the third quarter of 2003 is an $8.9 million loss as a result of the disposal of assets in connection with the migration of the data center operations from FNIS to FIS. See Note C of Notes to Condensed Consolidated Financial Statements. For the nine months ended September 30, 2003, we recorded net realized gains of $88.9 million, as compared with net realized gains of $11.9 million for the corresponding 2002 period. Net realized gains for the nine months ended September 30, 2002, includes a $3.1 million gain recognized on our investment in Santa Barbara Restaurant Group, Inc. (“SBRG”) common stock as a result of the merger between SBRG and CKE Restaurants, Inc (“CKE”), and a $3.4 million gain on the sale of a portion of our CKE common stock in the second quarter of 2002.

Other income represents revenue generated by FNF Capital, Inc., our equipment leasing subsidiary. Other income for the three- and nine-month periods ended September 30, 2003, was $3.0 million and $11.5 million, respectively, as compared with $6.1 million and $18.8 million, respectively, for the corresponding periods of the prior year. The decrease is attributable to the discontinuation of FNF Capital’s small-ticket lease origination business.

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

Personnel costs include base salaries, commissions and bonuses paid to employees, and are one of our most significant operating expenses. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. With the decline in open orders on refinance transactions resulting from the increase in mortgage interest rates during the third quarter of 2003, we began reducing personnel costs in August and September 2003 with the reduction of approximately 14.5% of the title and escrow workforce over that two-month period. For the third quarter of 2003 personnel costs were $715.3 million, or 32.1% of total revenue, compared with $371.8 million, or 29.0% of total revenue, for the corresponding 2002 quarter. For the nine-month periods ended September 30, 2003 and 2002, personnel costs were $1.8 billion, or 32.3% of total revenue, and $1.0 billion, or 29.7% of total revenue, respectively. The increase in personnel costs as a percentage of total revenue in 2003 can be attributed to the substantial increase in open order volumes and the incremental personnel costs associated with the acquisition of FIS and our various other acquisitions made during 2003, which have higher personnel costs as a percentage of revenue. In addition, during the third quarter of 2003, personnel costs include $7.9 million of relocation expenses incurred in accordance with SFAS No. 146. See Note C of Notes to Condensed Consolidated Financial Statements. Also during the third quarter of 2003, we adopted SFAS No. 123. As such, included in personnel costs for the three and nine months ended September 30, 2003 are $562,000 and $6.3 million, respectively, in compensation cost. See Note F of Notes to Condensed Consolidated Financial Statements.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services (including personnel costs associated with information technology support), professional services, advertising expenses, general insurance, depreciation expense, amortization expense of intangible assets and trade and notes receivable allowances. Total other operating expenses were $511.2 million, or 22.9% of total revenue, for the third quarter of 2003 as compared with $259.7 million, or 20.3% of total revenue, for the third quarter of 2002. For the nine-month periods ended September 30, 2003 and 2002, these expenses were $1.3 billion and $717.0 million, respectively. As a percentage of total revenue, other operating expenses for the 2003 period were 22.4% as compared with 20.5% for the 2002 period. As a percentage of total revenue, operating expenses have increased in 2003 as compared with 2002, consistent with the increase in personnel costs as a percentage of total revenue. In addition, during the third quarter of 2003, other operating expenses include $17.4 million and $5.0 million of data center migration costs and relocation expenses, respectively, incurred in accordance with SFAS No. 146, and $7.9 million in expenses relating to the write-off of assets in accordance with SFAS No. 144. See Note C of Notes to Condensed Consolidated Financial Statements.

Agent commissions represent the portion of policy premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions were 77.5% of agent title premiums in the third quarter of 2003 as compared with 78.6% of agent title premiums for the third quarter of 2002. Agent commissions, as a percentage of agent title premiums, for the nine-month periods ended September 30, 2003 and 2002 were 77.8% and 78.5%, respectively. Agent commissions and the resulting percentage of agent title premiums retained by us vary according to regional differences in real estate closing practices and state regulations.

The provision for claim losses includes an estimate of anticipated title claims. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly. During the second quarter of 2003 we increased our claim loss provision as a percentage of total title premiums to 5.5% to cover the expanded variety of title insurance products we offer. During the third quarter of 2002 our claim loss provision as a percentage of total title premiums was 5.0%. On a year-to-date basis, our provision for claim losses as a percentage of total title premiums was 5.4% in 2003 and 5.0% in 2002.

Interest expense for the three- and nine-month periods ended September 30, 2003, was $11.3 million and $30.2 million, respectively. Interest expense for the three- and nine-month periods ended September 30, 2002, was $8.4 million and $26.0 million, respectively. The increase in interest expense for the 2003 periods is attributable to the increase in outstanding notes payable as a result of the issuance of $250.0 million, 5.25% notes in March 2003 (see Note D of Notes to Condensed Consolidated Financial Statements), which was partially offset by the decline in interest rates.

Income tax expense, as a percentage of earnings before income taxes, was 38.5% and 36.0% for the third quarter of 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, income tax expense, as a percentage of earnings before income taxes, was 38.0% and 36.0%, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability and the characteristics of pretax earnings- i.e. operating income versus investment income and the acquisition of FIS.

Minority interest for the three- and nine-month periods ended September 30, 2003, was $5.7 million and $18.1 million, respectively. Minority interest for the three- and nine-month periods ended September 30, 2002, was $3.8 million and $8.4 million, respectively. The increase in minority interest for the 2003 periods is primarily attributable to increased earnings of our majority-owned subsidiaries. We expect our minority interest to decrease in future periods as a result of our September 30, 2003 acquisition of the remainder of the FNIS common stock that we did not previously own.

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

Our two significant sources of internally generated funds are dividends and distributions from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are executed within the guidelines of management agreements among our subsidiaries and us. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. During 2003, our title insurance subsidiaries can pay dividends or make other distributions to us of $114.9 million. Through September 30, 2003, $43.5 million in dividend payments have been made. Our underwritten title companies, real estate related service companies and information services companies collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries. Positive cash flow from these subsidiaries is invested primarily in cash and cash equivalents.

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

Financing. On November 5, 2003 we entered into a new credit agreement providing for a $700.0 million, 5 year revolving credit facility due November 4, 2008. The new credit agreement bears interest at a variable rate based on the debt ratings assigned to us by certain independent agencies, and is unsecured. The current interest rate under the new credit agreement is LIBOR plus 0.65%. As of the date of this filing, we had not made any draws on our new facility, leaving us with $700.0 million in borrowing capacity. Our new credit agreement imposes certain affirmative and negative covenants on us relating to current debt ratings, certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions and restricted payments, and certain dividend restrictions. As of the date of this filing, we are in compliance with all of our debt covenants.

On November 5, 2003, we terminated our prior credit agreement, which provided for two distinct credit facilities:

•	$250.0 million, 6 year revolving credit facility due March 19, 2006; and

•	$450.0 million term loan facility with a 6 year amortization period, due March 19, 2006.

The prior credit agreement bore interest at a variable rate of interest based on the debt ratings assigned to us by certain independent agencies, and was unsecured. The interest rate on the prior credit agreement was LIBOR plus 1.00%. As of September 30, 2003, $95.8 million was outstanding under our prior term loan facility, which was paid in full on October 31, 2003. As of September 30, 2003, we were in compliance with all of our debt covenants under our prior credit agreement

On March 11, 2003, we issued $250.0 million aggregate principal amount of 5.25% notes, which are unsecured. We received net proceeds of approximately $246.2 million, after expenses, which was used to pay a portion of the $1,069.6 million purchase price for FIS (see Note B of Notes to Condensed Consolidated Financial Statements). Interest is payable semiannually and the notes are due in March 2013.

Contractual Obligations. There have been no material changes in our annual financing obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

Capital Stock Transactions. On April 24, 2002, our Board of Directors approved a three-year systematic stock repurchase program. Purchases were made by us from time to time in the open market, in block purchases or in privately negotiated transactions. From May 15, 2002, through December 31, 2002, we repurchased a total of 2,543,962 shares of common stock for $61.2 million, or an average price of $24.06. The amount repurchased includes 549,587 shares of common stock purchased from certain of our officers and directors during the third quarter of 2002, of which 207,437 shares were accepted as full payment for certain notes receivable, including accrued interest. In December 2002, we retired 704,462 of these shares held as treasury stock, totaling $14.3 million. For the nine months ended September 30, 2003, we repurchased 1,614,000 shares of common stock for $45.4 million, or an average price of $28.16. From May 15, 2002, through September 30, 2003, a total of 4,157,962 shares of common stock have been repurchased for $106.6 million, or an average price of $25.65. As a result of an increase in our cash dividend, as discussed below, we decided to suspend this systematic stock repurchase program effective July 23, 2003.

On March 26, 2003, we issued 4,711,912 shares of our common stock in connection with the acquisition of ANFI, Inc. See Note B of Notes to Condensed Consolidated Financial Statements.

On April 1, 2003, we issued 10,187,902 shares of our common stock to ALLTEL in connection with our acquisition of FIS. The common stock issued to ALLTEL is restricted for resale until April 1, 2004. See Note B of Notes to Condensed Consolidated Financial Statements.

On September 30, 2003, we issued 12,993,507 shares of our common stock in connection with the acquisition of FNIS. See Note B of Notes to Condensed Consolidated Financial Statements.

On April 22, 2003, our Board of Directors declared a five-for-four (5:4) stock split payable May 23, 2003 to stockholders of record as of May 9, 2003. On April 24, 2002, our Board of Directors declared a 10% stock dividend to stockholders of record as of May 9, 2002, payable on May 23, 2002. On October 22, 2003, our Board of Directors declared a cash dividend of $0.18 per share, payable on December 4, 2003, to stockholders of record as of November 19, 2003. All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, in the Condensed Consolidated Financial Statements and Notes thereto have been retroactively adjusted to reflect the stock split and stock dividend.

Additional Minimum Pension Liability Adjustment. Discount rates that will be used for determining our December 31, 2003 projected benefit obligation and 2003 net periodic pension costs will be based on prevailing interest rates as of December 31, 2003. Similar to prior years, we will look at the Moody’s Aa corporate bond index at that date as an appropriate basis in determining the discount rate. Based on the current interest rate environment, we anticipate a decrease in the discount rate from the prior year when obligations are measured at December 31, 2003, which will result in an additional minimum pension liability adjustment. As such, we estimate a net-of-tax charge of approximately $13 - $16 million to accumulated other comprehensive earnings in 2003 in accordance with Statement of Financial Accountings Standards No. 87, “Employers’ Accounting for Pensions”.

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

Recent Accounting Pronouncements. In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This standard is effective for exit or disposal activities that are initiated after December 31, 2002. See Note C of Notes to Condensed Consolidated Financial Statements.

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of Statement of Financial Accounting Standard No. 123” (“SFAS No. 148”). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement of Financial Accounting Standard No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In the third quarter of 2003, we have voluntarily adopted the fair value recognition provisions of SFAS No. 123, under the prospective method of transition as permitted by SFAS No. 148. See Note F of Notes to Condensed Consolidated Financial Statements.

During 2002, the FASB Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides an accounting model for an approach to determine whether a vendor should divide an arrangement with multiple deliverables into separate units of accounting. EITF 00-21 requires an analysis of whether a delivered item has stand-alone value to the customer, whether there is subjective and reliable evidence of fair value for the undelivered items, and whether delivery of the undelivered items is probable and substantially in control of the vendor if the arrangement includes a general right of return relative to the delivered item. Companies are required to adopt EITF 00-21 for fiscal periods beginning after June 15, 2003. Companies may apply EITF 00-21 prospectively to new arrangements initiated after the date of adoption or as a cumulative-effect adjustment. The adoption of EITF 00-21 did not have a material effect on our financial statements.

In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation requires consolidation of existing noncontrolled affiliates if the affiliate is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We believe that the adoption of FIN 46 will not have a significant impact on our financial position or results of operations.

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

There has been no significant changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that occurred during the last quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. We believe that no actions, other than those listed below, depart from customary litigation incidental to our business and that the resolution of all pending and threatened litigation will not have a material effect on our results of operations, financial position or liquidity.

As previously disclosed in our prior Securities and Exchange Commission filings, we were named in five class action lawsuits alleging irregularities and violations of law in connection with title and escrow practices. All of these lawsuits are currently pending, although three of them have been conditionally settled, subject only to verification of certain factual representations made during settlement negotiations. The remaining two lawsuits have been stayed pending final disposition of the conditionally settled lawsuits. We believe that the two stayed lawsuits will be dismissed upon the final disposition of the three conditionally settled lawsuits.

Three class action lawsuits were filed in June 2003 alleging breach of FNIS’ fiduciary duties in connection with our pending acquisition of the outstanding minority interest of FNIS. These actions have recently been consolidated and are pending in the Chancery Court in Delaware. FNIS has retained counsel to represent them and the named members of their Board of Directors, three of whom are also directors of the Company. The Company and FNIS believe the lawsuits are without merit.

Three class action cases, Werter v. Chicago Title, Williams v. Fidelity National Title, and Lawlor v. National Title were filed in New York and have been consolidated in the Supreme Court of New York, Nassau County for further proceedings. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. We intend to vigorously defend these actions.

Item 4. Submission of Matters to Vote of Security Holders

Our Annual Meeting of Stockholders was held on September 29, 2003 for the purpose of electing certain members of the board of directors and to approve an amendment to our Restated Certificate of Incorporation to increase the authorized shares of common stock from 150,000,000 to 250,000,000.

Nominees for directors were elected by the following vote:

	Shares Voted	Authority to Vote
	“For”	“Withheld”

John F. Farrell, Jr.	113,275,221	5,962,369
Philip G. Heasley	113,921,132	5,316,458
Daniel D. (Ron) Lane	113,848,855	5,388,735
Terry N. Christensen	112,916,136	6,326,454

Directors, whose term of office as a director continued after the meeting, are as follows: William P. Foley, II; Frank P. Willey, Patrick F. Stone; William A. Imparato; Donald M. Koll; General William Lyon and Cary H. Thompson.

The proposal to increase the authorized shares of common stock from 150,000,000 to 250,000,000 received the following votes:

	Votes	Percentage

Shares Voted “For”	100,873,117	98.04%
Shares Voted “Against”	1,753,989	1.70%
Shares Voted “Abstain”	262,559	0.26%

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	Amended and Restated Certificate of Incorporation of Fidelity National Financial, Inc.

10.83	Credit Agreement dated as of November 4, 2003 among Fidelity National Financial, Inc., as Borrower and various financial institutions

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

A Current Report on Form 8-K, dated July 11, 2003, was filed during the third quarter of 2003 to announce the execution of a merger agreement to acquire FNIS.

A Current Report on Form 8-K, dated July 23, 2003, was filed during the third quarter of 2003 to announce our preliminary operating results for the three-month period ended June 30, 2003.

A Current Report on Form 8-K, dated September 22, 2003, was filed during the third quarter of 2003 to announce the resignation of J. Thomas Talbot from our Board of Directors.

A Current Report on Form 8-K, dated September 30, 2003, was filed during the third quarter of 2003 to announce the closing of the acquisition of FNIS.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY NATIONAL FINANCIAL, INC.
(Registrant)

By:	/s/ Alan L. Stinson

Alan L. Stinson
Executive Vice President, Chief Financial Officer
	(Principal Financial and Accounting Officer)	Date: November 12, 2003

Exhibit Index

Exhibit No.		Description

3.	1	Amended and Restated Certificate of Incorporation of Fidelity National Financial, Inc.

10.	83	Credit Agreement dated as of November 4, 2003 among Fidelity National Financial, Inc., as Borrower and various financial institutions

31.	1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.	2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.	2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.