Form 10-K
period 2003-12-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2004-03-12
CIK 809398

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Fiscal Year Ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 1-9396

Fidelity National Financial, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-0498599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
601 Riverside Avenue Jacksonville, Florida 32204	(904) 854-8100
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.0001 par value	New York Stock Exchange

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☐

    As of March 1, 2004, 166,242,751 shares of Common Stock ($.0001 par value) were outstanding.

    The aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant as of June 30, 2003 was $3,980,976,739.

    The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2003, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

    The index to exhibits is contained in Part IV herein on Page 88.

FORM 10-K

i

PART I

Item 1.	Business

      We are the largest title insurance and diversified real estate information services and solutions company in the United States. Our title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issued approximately 29% of all title insurance policies issued nationally during 2002. We provide title insurance in 49 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands, and in Canada and Mexico. We have leveraged our national network of 1,500 direct offices and 9,500 agents to secure the leading market share (based on net premiums written) in three out of the four states that account for approximately 50% of the real estate activity in the country. Our acquisition of American Pioneer Title Insurance Company (see “Recent Developments”) will put us in the number one market position in the state of Florida, thereby securing the leading market share in all four states that account for approximately 50% of the real estate activity in the country.

      Through our subsidiary, Fidelity Information Services, Inc. (“FIS”), which we acquired on April 1, 2003, we are a worldwide provider and one of the largest providers of information-based technology solutions and processing services to financial institutions and the mortgage and financial services industries in the United States. FIS processes nearly 50% of all residential mortgages in the United States, with balances exceeding $2.5 trillion, has processing and technology relationships with 46 of the top 50 banks in the United States and has clients in more than 50 countries who rely on its processing and outsourcing products and services.

      We have five reporting segments: title insurance; financial institution processing and outsourcing; real estate information services; specialty insurance; and corporate and other. The title insurance segment consists of our title insurance underwriters and our wholly-owned title insurance agencies. The title segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances. The financial institution processing and outsourcing segment consists primarily of the operations of FIS, which was acquired on April 1, 2003 (see “Recent Developments”). This segment also includes our default management services, which include foreclosure posting and publishing services, loan portfolio services, field services and property management, as well as our Empower and Softpro software products. The real estate information services segment includes property appraisal services, credit reporting, exchange intermediary services in connection with real estate transactions, real estate tax services, property data and disclosure services, flood certification and monitoring, relocation services, multiple listing services and mortgage loan fulfillment services. The specialty insurance segment, consisting of our various non-title insurance subsidiaries, issues flood, home warranty and homeowners insurance policies. The corporate and other segment consists of the operations of the parent holding company and the operations of our wholly-owned equipment-leasing subsidiary.

      All dollars presented in this document are in thousands, except share and per share amounts and unless indicated otherwise.

Strategy

      Our strategy is to maximize operating profits by increasing our market share in the title insurance business and by aggressively and effectively managing operating expenses throughout the real estate business cycle. In addition, we plan to grow our non-title revenue and earnings stream to provide a more balanced financial profile. To accomplish our goals, we intend to:

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

to focus our marketing efforts and distribution network to serve our customers in the residential, institutional, commercial, financial and mortgage market sectors.

•	Continue to expand the scope and breadth of the financial institution processing and outsourcing and real estate information products and services we offer. We plan to continue to improve and broaden the products and services we offer to financial institutions and the real estate industry. We will strive to provide a comprehensive, integrated suite of products and services that enable real estate transaction participants to streamline their production processes, operate more profitable businesses and enhance their customers’ experiences.

Recent Developments

Hansen Quality Loan Services, LLC

      On February 27, 2004, we acquired the remaining 44% interest in Hansen Quality Loan Services, LLC (“Hansen”) that we did not already own for approximately $34.0 million, consisting of approximately $25.5 million in cash and $8.5 million of our common stock. The stock portion of the purchase price resulted in the issuance of 220,396 shares of our common stock, which is restricted from sale to the public. Hansen provides collateral risk assessment and valuation services for real estate mortgage financing.

Aurum Technology, Inc.

      On March 11, 2004, we acquired Aurum Technology, Inc. (“Aurum”) for approximately $305.0 million, composed of approximately $185.0 million in cash and $120.0 million in shares of our common stock. Aurum is a leading provider of outsourced and in-house information technology solutions for the community bank and credit union markets.

Sanchez Computer Associates, Inc.

      On January 27, 2004, we signed a merger agreement with Sanchez Computer Associates, Inc. (“Sanchez” — NASDAQ:SCAI), pursuant to which FNF will acquire all of the outstanding common stock of Sanchez for approximately $175.0 million. Under the terms of the merger agreement, total consideration for each share of Sanchez common stock will be $6.50, composed of $3.25 in cash and $3.25 in shares of our common stock. Sanchez stockholders will have the option to elect any combination of cash and stock, subject to proration such that the overall limitation for the consideration in the transaction will be 50% cash compensation and 50% compensation in the form of our common stock. We have entered into voting agreements to support the transaction with Sanchez stockholders holding in excess of 40% of the common stock vote. The transaction is expected to close in the second quarter of 2004, subject to the approval by Sanchez’ shareholders and customary regulatory and other conditions.

      Sanchez develops and markets scalable and integrated software and services that provide banking, customer integration, outsourcing and wealth management solutions to financial institutions in various countries. Sanchez’ primary product offering is Sanchez Profile TM, a real-time, multi-currency, strategic core banking deposit and loan processing system that can be utilized on both an outsourced and in-house basis.

American Pioneer Title Insurance Company

      On October 27, 2003, we signed a definitive agreement to acquire American Pioneer Title Insurance Company (“APTIC”) for an estimated cash purchase price of $115.0 million, subject to certain equity adjustments. The transaction is subject to regulatory approvals and is expected to close in the first quarter of 2004. APTIC is a 45-state licensed title insurance underwriter with significant agency operations and computerized title plant assets in the state of Florida. APTIC will operate under our Ticor Title brand.

LandCanada

      On October 9, 2003, we acquired LandCanada, the second largest provider of title insurance and related mortgage document production in Canada, for approximately $17.6 million in cash.

Fidelity National Information Solutions, Inc.

      On September 30, 2003, we acquired the outstanding minority interest of Fidelity National Information Solutions, Inc. (“FNIS”), our majority-owned real estate related services public subsidiary, whereby FNIS became a wholly-owned subsidiary. In the acquisition, each share of FNIS common stock (other than FNIS common stock we already owned) was exchanged for 0.83 shares of our common stock. We issued 14,292,858 shares of our common stock to FNIS stockholders in the acquisition. We allocated $154.8 million of the purchase price to goodwill and $88.9 million of the purchase price to other intangible assets and capitalized software based on preliminary studies and valuations that are being finalized. Such purchase accounting adjustments may be refined as additional information becomes available.

WebTone Technologies, Inc.

      On September 2, 2003, we acquired WebTone Technologies, Inc. (“WebTone”) for approximately $90.0 million in cash. WebTone is the developer of the TouchPoint® suite of customer interactive management solutions for financial services organizations.

Omaha Property and Casualty Insurance Company

      On May 2, 2003, we acquired the flood insurance business of Mutual of Omaha’s subsidiary, Omaha Property and Casualty Insurance Company (“OPAC”), for approximately $18.0 million in cash. This acquisition, along with the Bankers Insurance Group acquisition (described below) expands our presence in the flood insurance business.

ALLTEL Information Services, Inc.

      On January 28, 2003, we entered into a stock purchase agreement with ALLTEL Corporation, Inc., a Delaware corporation (“ALLTEL”), to acquire from ALLTEL its financial services division, ALLTEL Information Services, Inc. (“AIS”). On April 1, 2003, we closed the acquisition and subsequently renamed the division Fidelity Information Services (“FIS”). FIS is one of the largest providers of information-based technology solutions and processing services to the mortgage and financial services industries.

      We acquired FIS for approximately $1,069.6 million (including the payment for certain working capital adjustments and estimated transaction costs), consisting of $794.6 million in cash and $275.0 million of our common stock. We funded the cash portion of the purchase price through the issuance of $250.0 million aggregate principal amount of 5.25% notes due March 15, 2013, and $544.6 million in available cash. The stock portion of the purchase price resulted in the issuance of 11,206,692 shares of our common stock to ALLTEL.

      In connection with the closing of the acquisition, we entered into a stockholder’s agreement, a non-competition agreement and certain transition agreements with ALLTEL. The stockholder’s agreement: (1) restricts the sale by ALLTEL of our common stock received in the transaction for a period of one year unless we consent to such sale or transfer or certain events set forth in the stockholder’s agreement with ALLTEL and us occur prior to the expiration of the one-year lock-up, (2) grants ALLTEL the right to designate one nominee to our Board of Directors, so long as it continues to hold at least 50% of the shares of our common stock received in the transaction, and (3) grants ALLTEL certain registration rights with respect to our common stock it receives in the transaction. The non-competition agreement prohibits, with certain exceptions, ALLTEL and its affiliates from engaging in the business relating to the assets acquired by us for a period of two years after the transaction. We allocated the purchase price as follows: $450.7 million to goodwill; $348.0 million to other intangible assets, namely acquired customer relationship intangibles; and $95.0 million to capitalized software based on studies and valuations that are currently being finalized. Such purchase accounting adjustments may be refined as additional information becomes available. We are amortizing the other intangible assets using an accelerated method that takes into consideration expected customer attrition rates over a 10-year period. The acquired software is amortized over a seven-year period using an accelerated method that contemplates the period of expected economic benefit and future enhancements to the underlying software. Under the terms of the stock purchase agreement, we made a joint election with ALLTEL to treat the acquisition as a sale of assets in accordance with Section 338 (h) (10) of the Internal Revenue Code, which resulted in the revaluation of the assets acquired to fair value. As such, the fair value assignable to the historical assets, as well as intangible assets and goodwill, will be deductible for federal and state income tax purposes.

Key Title Company

      On March 31, 2003, we acquired Key Title Company (“Key Title”) for approximately $22.5 million in cash. Key Title operates in 12 counties in the state of Oregon under the Ticor Title brand.

ANFI, Inc.

      On March 26, 2003, we merged with ANFI, Inc. (“ANFI”), which is predominately a California underwritten title company, and ANFI became our wholly-owned subsidiary. In the merger, each share of ANFI common stock (other than ANFI common stock we already owned) was exchanged for 0.454 shares of our common stock. We issued 5,183,103 shares of our common stock to the ANFI stockholders in the merger.

Lenders Service, Inc.

      On February 10, 2003, we acquired Lenders Service, Inc., a Delaware corporation (“LSI”), for approximately $75.0 million in cash. LSI is a leading provider of appraisal, title and closing services to residential mortgage originators.

Bankers Insurance Group

      On January 9, 2003, we acquired certain assets of Bankers Insurance Group (“Bankers”) for approximately $41.6 million in cash. The assets include the right to issue new and renewal flood insurance policies underwritten by Bankers and its subsidiaries, Bankers Insurance Company, Bankers Security Insurance Company and First Community Insurance Company (“FCIC”). As part of the transaction, we also acquired FCIC, a fifty-state licensed insurance carrier, to act as the underwriter for the policies. FCIC has subsequently been renamed Fidelity National Property and Casualty Insurance, Inc.

      As the foregoing discussion illustrates, a significant portion of our historical growth has resulted from acquisitions. With assistance from our advisors, on an ongoing basis we actively evaluate possible strategic transactions, such as acquisitions and dispositions (by sale, distribution to stockholders or otherwise) of business units and operating assets and business combination transactions, as well as possible alternative means of financing the growth and operations of our business units. There can be no assurance, however, that any suitable opportunities will arise or that any particular transaction will be effected.

Title Insurance

      Market for title insurance. The title insurance market in the United States is large and growing. According to Corporate Development Services, Inc., total operating income for the entire U.S. title insurance industry grew from $4.8 billion in 1995 to $12.7 billion in 2002. Growth in the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross national product, inflation, interest rates and sales of new and existing homes, as well as the refinancing of previously issued mortgages.

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

      The U.S. title insurance industry is concentrated among a handful of industry participants. According to Corporate Development Services, Inc., the top five title insurance companies accounted for 88% of net premiums collected in 2002. Over 40 independent title insurance companies accounted for the remaining 12% of net premiums collected in 2002. Over the years, the title insurance industry has been consolidating, beginning with the merger of Lawyers Title Insurance and Commonwealth Land Title Insurance in 1998 to create LandAmerica Financial Group, Inc., followed by our acquisition of Chicago Title in March 2000. Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.

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

      Commercial real estate title insurance policies insure title to commercial real property, and generally involve higher coverage amounts and yield higher premiums. Prior to the Chicago Title merger, we issued primarily residential real property title insurance policies. In the Chicago Title merger, we acquired Chicago Title’s National Commercial & Industrial business group, which specializes in meeting the needs of clients involved in large commercial transactions. As discussed later under the heading “Economic Factors Affecting Title Industry,” the volume of commercial real estate transactions is affected primarily by fluctuations in local supply and demand conditions for office space, while residential real estate transaction volume is primarily affected by macroeconomic and seasonal factors. Thus, we believe the addition of Chicago Title’s commercial real estate title insurance base helps in maintaining more uniform revenue levels throughout the seasons.

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

      Reserves for claim losses are established based upon known claims, as well as losses we expect to incur based upon historical experience and other factors, including industry trends, claim loss history, legal environment, geographic considerations, expected recoupments and the types of policies written. We also reserve for losses arising from escrow, closing and disbursement functions due to fraud or operational error.

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

      Our direct operations provide the following benefits:

•	higher margins because we retain the entire premium from each transaction instead of paying a commission to an agent;

•	continuity of service levels to a broad range of customers; and

•	additional sources of income through escrow and other real estate information services, such as collection and trust activities, trustee’s sales guarantees, recordings and reconveyances, property appraisal services, credit reporting, flood certification and monitoring, real estate tax services, exchange intermediary services in connection with real estate transactions, property data and disclosure services, relocation services, multiple listing services and mortgage loan fulfillment services.

      Economic Factors Affecting Title Industry. Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases, predominantly mortgage interest rates. Other factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. In addition to real estate sales, mortgage refinancing is an important source of title insurance revenue. We have found that residential real estate activity generally decreases in the following situations:

•	when mortgage interest rates are high or increasing;

•	when the mortgage funding supply is limited; and

•	when the United States economy is weak.

      Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, our commercial real estate title insurance business can generate revenues which help offset the industry cycles discussed above.

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

      Title Insurance Operations. Our direct operations are divided into approximately 200 profit centers consisting of more than 1,500 direct offices. Each profit center processes title insurance transactions within its geographical area, which is usually identified by a county, a group of counties forming a region, or a state, depending on the management structure in that part of the country. We also transact title insurance business through a network of approximately 9,500 agents, primarily in those areas in which agents are the more accepted title insurance provider.

      The following table sets forth the approximate dollars and percentages of our title insurance premium revenue by state.

	Year Ended December 31,

	2003		2002		2001

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
California	$1,184,722	25.0%	$895,698	25.2%	$667,088	24.8%
Texas	527,583	11.1	429,740	12.1	360,672	13.4
New York	392,680	8.3	295,636	8.3	212,175	7.9
Florida	324,468	6.8	215,367	6.1	159,135	5.9
Illinois	222,534	4.7	173,671	4.9	132,465	4.9
All others	2,086,264	44.1	1,537,617	43.4	1,162,944	43.1

Totals	$4,738,251	100.0%	$3,547,729	100.0%	$2,694,479	100.0%

      For the entire title insurance industry, 13 states accounted for approximately 75.0% of title premiums written in the United States in 2002. California represented the single largest state with 21.3%.

      We also analyze our business by examining the level of premiums generated by direct and agency operations. The following table presents the percentages of title insurance premiums generated by direct and agency operations:

	Year Ended December 31,

	2003		2002		2001

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Direct	$2,400,870	50.7%	$1,610,792	45.4%	$1,291,276	47.9%
Agency	2,337,381	49.3	1,936,937	54.6	1,403,203	52.1

Total title insurance premiums	$4,738,251	100.0%	$3,547,729	100.0%	$2,694,479	100.0%

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

      In a typical residential transaction, a title insurance order is received from a realtor, lawyer, developer, mortgage lender or independent escrow or closing company. When a title order is received by the title insurance company or agent, the title search begins and the title order is considered “open.” Once documentation has been prepared and signed, mortgage lender payoff demands are in hand and documents have been ordered and the transaction has been recorded, the title order is considered “closed.” A lawyer, an escrow company or a title insurance company or agent performs the closing function, most commonly referred to as an “escrow” in the western United States. The entity providing the closing function (the “closer”) holds the seller’s deed of trust and the buyer’s mortgage until all issues relating to the transaction have been settled. After these issues have been cleared, the closer delivers the transaction documents, records the appropriate title documents in the county recorder’s office and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans. Title policies are then issued. The lender’s policy insures the lender against any defect affecting the priority of the mortgage in an amount equal to the outstanding balance of the related mortgage loan. The buyer’s policy insures the buyer against defects in title in an amount equal to the purchase price.

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

Financial Institution Processing and Outsourcing

      We are a worldwide provider and one of the largest providers of information based technology solutions and processing services to financial institutions and the mortgage and financial services industries in the United States. Our services include the following:

      Fidelity Information Services (“FIS”). Through our subsidiary, FIS, which we acquired on April 1, 2003 (see “Recent Developments”), we market software and services designed to fulfill substantially all of the information processing and management information requirements of financial institutions. In addition, we also provide data processing and related computer software and systems to financial institutions originating or servicing single-family mortgage loans. Our software products and processing services, combined with our team of consultants, are intended to offer a cost-effective alternative to the extensive technical support staff and the enlarged group of mortgage bankers, that each customer would otherwise have to maintain in-house. Our on-line delivery systems automate processing functions required in the origination of mortgage loans, the management of such loans while in inventory before they are sold to the secondary market, and their subsequent servicing. Our services focus on three main markets:

•	Mortgage loan processing. We provide the processing for nearly 50% of all residential mortgage loans in the United States, with balances exceeding $2.5 trillion. We have 8 of the top 10 and 27 of the top 50 mortgage loan originators as customers. Our customer relationships are typically long-term contractual relationships that provide a consistent revenue stream year-after-year.

•	Financial institution processing. We provide core bank processing and commercial loan processing to financial institutions of varying size and legal structure both domestically and internationally. We serve 25 of the top 100 banks in the United States with our deposit solutions products and 34 of the top 100 banks in the United States with our lending solutions products. Our Integrated Financial Solutions (“IFS”) group provides an integrated processing suite for credit unions, community banks, thrifts and other smaller financial institutions. We also provide an integrated family of commercial lending products that automates the entire range of commercial lending activity, from deal origination through settlement and accounting to risk management and loan trading activities. These relationships also are typically long-term in nature and provide a consistent revenue stream year- after-year.

•	Auto loan processing. We provide processing solutions for auto loans that leverages on our existing data center capacity.

      Economic Factors Affecting FIS. Revenues from our mortgage loan processing, financial institution processing and auto processing services are closely related to transactional volume of our customers. We typically earn a negotiated charge or fee for each transaction processed on our systems. The long-term nature of the contracts, the recurring revenue stream and the lack of correlation to the mortgage origination cycle leads to this business being significantly less cyclical than our title insurance and real estate information services business.

      The ability to grow our mortgage loan processing business is directly correlated to the total population of mortgage debt outstanding. The total population of residential mortgage debt has been growing approximately 8 to 10% per year in recent years, regardless of the volatility of refinance activity. Specific economic factors relating to mortgage debt growth include housing starts and new home sales.

      Revenue volumes for our financial institution processing business are closely tied to total transactional volume of our customers. Increases in deposit and lending transactions can positively impact our business and thus the condition of the overall economy can have an impact on our growth. However, even when the economy is weak, there is a base level of transactional volume.

      We are also impacted by the decision of financial institutions to outsource the services we provide versus performing them “in-house”. These decisions generally are based on the size of the institution, consideration of our pricing structure and level of support for our products along with general economic factors that exist at the time.

      Default Management Services. We provide a full spectrum of products and services custom tailored to meet all default needs, from initial inspection to final release. Our products and services can be ordered individually, or as part of a complete, integrated solution. These services include the following:

•	Foreclosure posting and publishing. We offer posting and publication of foreclosure and auction notices to the real estate foreclosure industry.

•	Loan portfolio services. We provide a comprehensive line of document preparation and recording services on a national basis, including computerized tracking services, mortgage assignment and release preparation, due diligence and research services, and verifying chain of title.

•	Field services. We provide property inspection, preservation and maintenance services to mortgage lenders nationwide.

•	Asset management services. We offer a nationwide advisory and management role in the coordination of real estate owned (REO) sales transactions for lenders and servicers.

•	Electronic invoice management. NewInvoiceTM provides a comprehensive e-commerce solution, standardizing all default vendor invoices while eliminating duplicates and data entry. Our exclusive bi-directional interface allows clients to seamlessly connect with leading mortgage servicing platforms, including FIS, MortgageServ and London Bridge, as well as a provider network of over 700 vendors.

•	Land records. We provide abstract and public record research information for the financial, legal, environmental and governmental sectors.

      Empower. We are a leading provider of software solutions to the lending community. Our Empower software products provide support for every aspect of the lending process from point-of-sale through secondary marketing, as well as complete interfacing systems with servicing, flood, property appraisal and title services.

      Softpro. We are the nation’s leading provider of real estate closing and title insurance software. Our Softpro software products are designed to increase volume and revenue by reducing the time it takes to process real estate closings.

Real Estate Information Services

      We provide many specialized products and services required to execute and close real estate transactions that are not offered by our title insurance and other subsidiaries. Our real estate information services allow us to diversify from our core title business and yield higher profit margins. These services include the following:

•	Property appraisal services. We offer property appraisal services through a network of state-licensed contract appraisers. We also provide detailed real estate property evaluation services to lending institutions utilizing artificial intelligence software, detailed real estate statistical analysis and physical property inspections.

•	Credit reporting. We provide credit information reports to mortgage lenders nationwide, as well as a variety of related products to meet the ever-changing needs of the mortgage industry.

•	Flood certification and monitoring. Federal legislation passed in 1994 requires most mortgage lenders to obtain a property’s flood zone status at the time a loan is originated. We provide these required flood zone determination reports to mortgage lenders nationwide.

•	Real estate tax services. We advise lending and mortgage related institutions throughout the United States of the status of property tax payments that are due on properties securing their loans over the entire life of the loan. We protect lenders against losses from failing to monitor delinquent taxes.

•	Exchange intermediary services. We act as an exchange intermediary for customers engaging in qualified exchanges under Section 1031 of the Internal Revenue Code, which allows customers to defer the payment of capital gain taxes on the sale of their investment property.

•	Property data and disclosure services. We provide records data for over 1,250 counties encompassing over 100 million property ownership, mortgage and sales records, representing 80% of the total property owners in the United States.

•	Multiple listing services. We provide multiple listing service organizations with systems integration solutions, which combine computer hardware, internally developed and licensed software, telecommunications, security, customer support and maintenance to provide immediate and reliable access to and updating of the property listings database that represents the “shelf stock” of the real estate profession.

•	Mortgage loan fulfillment services. We partner with large and middle-market homebuilders across the country to establish and manage captive mortgage finance businesses that originate, underwrite, process and place first mortgages on newly constructed homes.

•	Relocation Services. We assist lenders with their refinance and REO business; and employees, relocation firms and in-house corporate relocation programs by providing a “single-source” solution for ordering appraisals, inspections, title and closing services.

Specialty Insurance

      We issue various insurance policies, which include the following:

•	Home warranty insurance. We issue one-year, renewable insurance policies that protect homeowners against defects in household systems and appliances.

•	Flood insurance. We issue new and renewable flood insurance policies in conjunction with the National Flood Insurance Program.

•	Homeowners insurance. We offer and underwrite homeowners insurance in various states.

Marketing

      We market and distribute our title, escrow, real estate information, default management and specialty insurance products and services to customers in the residential, institutional lender, and commercial market sectors of the real estate industry and to financial institutions through customer solicitation by sales personnel. We actively encourage our sales personnel to develop new business relationships with persons in the real estate community, such as real estate sales agents and brokers, financial institutions, independent escrow companies and title agents, real estate developers, mortgage brokers and attorneys. While our smaller, local clients remain important, large customers, such as national residential mortgage lenders, real estate investment trusts and developers have become an increasingly important part of our business. The buying criteria of locally based clients differ from those of large, geographically diverse customers in that the former tend to emphasize personal relationships and ease of transaction execution, while the latter generally place more emphasis on consistent product delivery across diverse geographical regions and ability of service providers to meet their information systems requirements for electronic product delivery.

      The primary markets for FIS are the nation’s commercial banks and saving institutions and financial institutions throughout the world. Financial software and services are also marketed to credit unions and to financial institutions originating or servicing single-family mortgage loans. These financial institutions, which include many of the nation’s largest servicers of residential mortgages, are located throughout the United States.

      We believe customer service and consistent product delivery are the most important factors in attracting and retaining customers, and we measure customer service in terms of quality, consistency and timeliness in the delivery of services.

Competition

      The title insurance industry is highly competitive. According to Corporate Development Services, Inc., the top five title insurance companies accounted for 88% of net premiums collected in 2002. Over 40 independent title insurance companies accounted for the remaining 12% of the market. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as The First American Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous smaller title insurance companies and independent agency operations at the regional and local level. These smaller companies may expand into other markets in which we compete. Also, the removal of regulatory barriers might result in new competitors entering the title insurance business, and those new competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants with alternative products could affect our business operations and financial condition.

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

      The market for information technology products and services within the financial industry is highly competitive. The primary competition for FIS comes from “in-house” bank information processing departments and other companies engaged in active competition for financial institution outsourcing contracts. Numerous large financial institutions provide information processing for smaller institutions in their respective geographic areas, along with other companies that perform such services for small institutions. We rely upon and enforce contract and trade secret laws and internal non-disclosure safeguards to protect the proprietary nature of our computer software and service methodologies.

      Our real estate information services, default management services and specialty insurance subsidiaries face significant competition from other similar service providers. In addition, real estate information and default management customers may choose to produce these services internally rather than purchase them from outside vendors.

Regulation

      Our insurance subsidiaries, including underwriters, underwritten title companies and independent agents, are subject to extensive regulation under applicable state laws. Each of the insurance underwriters is subject to a holding company act in its state of domicile, which regulates, among other matters, the ability to pay dividends and investment policies. The laws of most states in which we transact business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting practices, financial practices, establishing reserve and capital and surplus as regards policyholders (“capital and surplus”) requirements, defining suitable investments for reserves and capital and surplus and approving rate schedules.

      Pursuant to statutory accounting requirements of the various states in which our title insurance subsidiaries are licensed, those subsidiaries must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2003, the combined statutory unearned premium reserve required and reported for our title insurance subsidiaries was $1,012.2 million.

      The insurance commissioners of their respective states of domicile regulate our title insurance subsidiaries. Regulatory examinations usually occur at three-year intervals, and certain of these examinations are currently ongoing.

      Our insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2003, $1,522.3 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2004, our title insurance subsidiaries can pay dividends or make other distributions to us of approximately $247.3 million.

      The combined statutory capital and surplus of our title insurance subsidiaries was $930.3 million, $614.8 million and $514.7 million as of December 31, 2003, 2002 and 2001, respectively. The combined statutory earnings of our title insurance subsidiaries were $480.0 million, $162.6 million and $162.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      As a condition to continued authority to underwrite policies in the states in which our title insurance subsidiaries conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, our escrow and trust business is subject to regulation by various state banking authorities.

      Pursuant to statutory requirements of the various states in which our title insurance subsidiaries are domiciled, they must maintain certain levels of minimum capital and surplus. Each of our title underwriters has complied with the minimum statutory requirements as of December 31, 2003.

      Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth of $7.5 million, $2.5 million, $3.0 million and $400 is required for Fidelity National Title Company, Fidelity National Title Company of California, Chicago Title Company and Ticor Title Company of California, respectively. All of our companies are in compliance with their respective minimum net worth requirements at December 31, 2003.

      Our financial institution processing and outsourcing services subsidiaries are not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, our FIS subsidiary is examined on a regular basis by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration and various state regulatory authorities. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our clients’ auditors and regulators.

      Beginning July 1, 2001, financial institutions were required to comply with privacy regulations imposed under the Gramm-Leach-Bliley Act. These regulations place restrictions on financial institutions’ use of non-public personal information. All financial institutions must disclose detailed privacy policies to their customers and offer them the opportunity to direct the financial institution not to share information with third parties. The new regulations, however, permit financial institutions to share information with non-affiliated parties who perform services for the financial institutions. As a provider of services to financial institutions, we are required to comply with the privacy regulations and are bound by the same limitations on disclosure of the information received from our customers as apply to the financial institutions themselves.

Ratings

      Our title insurance subsidiaries are regularly assigned ratings by independent agencies designed to indicate their financial condition and/or claims paying ability. The ratings agencies determine ratings by quantitatively and qualitatively analyzing financial data and other information. Our title subsidiaries include Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title. Ratings of our principal title insurance subsidiaries, individually and collectively, are listed below:

Standard and Poor’s (Financial Strength Rating)
FNF Family	A
Moody’s (Financial Strength Rating)
FNF Family	A2
A.M. Best Co. (Financial Strength Rating)
FNF Family	A
Fitch (Claims Paying Ability Rating)
FNF Family	A
Demotech, Inc. (Financial Stability Rating)
Fidelity Title	A’
Fidelity Title New York	A
Chicago Title	A”
Ticor Title	A’
Security Union Title	A’
Alamo Title	A’

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

      As of December 31, 2003 and 2002, the carrying amount, which approximates the fair value, of total investments was $2,689.8 million and $2,565.8 million, respectively.

      We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties.

      The following table presents certain information regarding the investment ratings of our fixed maturity portfolio at December 31, 2003 and 2002.

	December 31,

	2003				2002

	Amortized	% of		% of	Amortized	% of		% of
Rating(1)	Cost	Total	Fair Value	Total	Cost	Total	Fair Value	Total

	(Dollars in thousands)
AAA	$1,070,821	64.3%	$1,089,280	64.2%	$999,476	66.1%	$1,032,682	66.0%
AA	270,979	16.2	279,877	16.5	276,479	18.3	289,132	18.5
A	221,948	13.3	222,932	13.2	123,364	8.2	128,865	8.2
BBB	47,885	2.9	47,853	2.8	36,445	2.4	35,698	2.3
Other	54,794	3.3	56,292	3.3	76,193	5.0	77,806	5.0

	$1,666,427	100.0%	$1,696,234	100.0%	$1,511,957	100.0%	$1,564,183	100.0%

(1)	Ratings as assigned by Standard & Poor’s Ratings Group and Moody’s Investors Service.

      The following table presents certain information regarding contractual maturities of our fixed maturity securities at December 31, 2003:

	December 31, 2003

	Amortized	% of		% of
Maturity	Cost	Total	Fair Value	Total

	(Dollars in thousands)
One year or less	$138,013	8.3%	$139,354	8.2%
After one year through five years	906,959	54.4	923,930	54.5
After five years through ten years	315,922	19.0	325,031	19.2
After ten years	242,133	14.5	243,152	14.3
Mortgage-backed securities	63,400	3.8	64,767	3.8

	$1,666,427	100.0%	$1,696,234	100.0%

      Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturity securities with an amortized cost of $151.1 million and a fair value of $155.7 million were callable at December 31, 2003.

      Our equity securities at December 31, 2003 and 2002 consisted of investments in various industry groups as follows:

	December 31,

	2003		2002

		Fair		Fair
	Cost	Value	Cost	Value

	(Dollars in thousands)
Banks, trust and insurance companies	$1	$5	$6,991	$8,634
Industrial, miscellaneous and all other	57,917	70,613	55,199	65,767

	$57,918	$70,618	$62,190	$74,401

      Our investment results for the years ended December 31, 2003, 2002 and 2001 were as follows:

	December 31,

	2003	2002	2001

	(Dollars in thousands)
Net investment income(1)	$74,885	$91,333	$106,364
Average invested assets	$3,101,514	$2,704,925	$2,196,860
Effective return on average invested assets	2.4%	3.4%	4.8%

(1)	Net investment income as reported in our Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments.

Employees

      As of December 31, 2003, we had approximately 28,600 full-time equivalent employees. We believe that our relations with employees are generally good.

Risk Factors

      In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below and others described elsewhere in this Annual Report on Form 10-K or incorporated herein. Any of the risks described herein could result in a significant or material adverse effect on our results of operations or financial condition.

Our revenues may decline during periods when the demand for our products decreases.

      Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases, predominantly mortgage interest rates. Other factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. In addition to real estate sales, mortgage refinancing is an important source of title insurance revenue. We have found that residential real estate activity generally decreases in the following situations:

•	when mortgage interest rates are high or increasing;

•	when the mortgage funding supply is limited; and

•	when the United States economy is weak.

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

      Our title insurance and specialty insurance subsidiaries must comply with state and federal laws which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. As of December 31, 2003, $1,522.3 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2004, our title insurance subsidiaries can pay dividends or make distributions to us of approximately $247.3 million.

Our rate of growth could be adversely affected if we are unable to acquire suitable acquisition candidates.

      As part of our growth strategy, we have made numerous acquisitions and we plan to continue to acquire complementary businesses, products and services. This strategy depends on our ability to identify suitable acquisition candidates and, assuming we find them, to finance such acquisitions on acceptable terms. We have historically used, and in the future may continue to use, a variety of sources of financing to fund our acquisitions, including, cash from operations, debt and equity. Our ability to finance our acquisitions is subject to a number of risks, including adequate cash reserves from operations, acceptable financing terms and variability in our stock price. Each of these factors may inhibit our ability to pursue attractive acquisition targets. If we are unable to acquire suitable acquisition candidates, we may experience slower growth.

The expansion of our business, particularly in new industry segments, subjects us to associated risks, such as the diversion of management’s attention and lack of experience in operating such businesses.

      We have acquired, and may in the future acquire, businesses in industries with which management is less familiar than we are with the title insurance industry. For example, since April 1, 2003, we have acquired FIS, Webtone and Aurum, and in April 2004, we expect to close our acquisition of Sanchez, each of which operates in the financial services industry. Also, in the last three years, we have expanded the range and amount of real estate information services we provide, expanded our home warranty insurance business, expanded our commercial title insurance business and acquired underwriters of other lines of insurance products. These activities involve risks that could adversely affect our operating results, such as diversion of management’s attention and lack of substantial experience in operating such businesses.

We may encounter difficulties managing our growth, which could adversely affect our results of operations.

      We have historically achieved growth through a combination of developing new products and services, increasing our market share for existing products, and acquisitions. Part of our strategy is to pursue opportunities to diversify and expand our operations by acquiring or making investments in other companies. The success of each acquisition will depend upon:

•	our ability to integrate the acquired business’ operations, products and personnel;

•	our ability to retain key personnel of the acquired businesses;

•	our ability to expand our financial and management controls and reporting systems and procedures;

•	our ability to maintain the customers and goodwill of the acquired businesses; and

•	any unexpected cost or unforeseen liabilities associated with the acquired businesses.

Our subsidiaries that engage in insurance related businesses must comply with additional regulations. These regulations may impede, or impose burdensome conditions on, our rate increases or other actions that we might want to take to increase the revenues of our subsidiaries.

      Our insurance businesses are subject to extensive regulation by state insurance authorities in each state in which we operate. These agencies have broad administrative and supervisory power relating to the following, among other matters:

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

We face competition in our title business from traditional title insurers and from new entrants with alternative products.

      The title insurance industry is highly competitive. According to Corporate Development Services, Inc., the top five title insurance companies accounted for 88% of net premiums collected in 2002. Over 40 independent title insurance companies accounted for the remaining 12% of the market. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as The First American Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous smaller title insurance companies and independent agency operations at the regional and local level. These smaller companies may expand into other markets in which we compete. Also, the removal of regulatory barriers might result in new competitors entering the title insurance business, and those new competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants with alternative products could affect our business operations and financial condition.

Technological changes in the financial institution processing and outsourcing segment of our business may reduce the demand for our products and services.

      We expect our competitors to enhance their existing products and services and to introduce new products and services that may render existing products and services obsolete. To be successful, we must anticipate industry trends, apply advances in technology and continue to enhance our own products and services and introduce new products and services to meet the demands of our customers. We may be unsuccessful and we may incur substantial expense in developing, acquiring or marketing new or enhanced products or services that respond to technological change or evolving customer needs. If we fail to adapt to changes in technologies, we could lose customers and revenue, and fail to attract new customers.

Consolidation in the banking and financial services industry could adversely impact our business by eliminating a number of our existing and potential clients.

      There has been and continues to be merger, acquisition and consolidation activity in the banking and financial services industry. Mergers or consolidations of banks and financial institutions in the future could reduce the number of our clients and potential clients. In addition, it is possible that the larger banks or financial institutions resulting from mergers or consolidations could decide to perform for themselves some or all of the services that we currently provide or could provide. A smaller market for our services could have a material adverse impact on our business and results of operations.

Security breaches and computer viruses could harm our business by disrupting our delivery of services and damaging our reputation.

      As part of our transaction processing business, we electronically receive, process, store and transmit sensitive business information of our customers. Unauthorized access to our computer systems could result in the theft or publication of confidential information, the deletion or modification of records or otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet. Computer viruses have also been distributed and have rapidly spread over the Internet. Computer viruses could infiltrate our systems, disrupting our delivery of services and making our products unavailable. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and terminate their agreements with us, and could inhibit our ability to attract new customers.

Misappropriation of our intellectual property and proprietary rights could impair our competitive position

      Our ability to compete depends upon proprietary systems and technology. While we rely on trademark, trade secret and copyright law, confidentiality agreements and technical measures to protect proprietary rights, we believe that the technical and creative skills of personnel, continued development of proprietary systems and technology, brand name recognition and reliable web site maintenance are more essential in establishing and maintaining a leadership position and strengthening our brands. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult.

      We cannot assure that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Misappropriation of our intellectual property or potential litigation could have a material adverse effect on our business, results of operations and financial condition. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. In addition, litigation may be necessary in the future to enforce or protect our intellectual property rights or to defend against claims of infringement or invalidity. As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants and limit access to trade secrets and technology.

If others claim that we have infringed their intellectual property rights, we could be liable for significant damages.

      We do not believe that any of our products infringe the proprietary rights of third parties. We cannot be sure, however, that others will not make infringement claims, and we have agreed to indemnify many of our customers against those claims. Any infringement claim, whether with or without merit, could be time consuming, result in costly litigation and may not be resolved on terms favorable to us.

If we fail to comply with privacy regulations imposed on providers of services to financial institutions, our business could be harmed.

      As a provider of services to financial institutions, we are bound by the same limitations on disclosure of the information we receive from our customers as apply to the financial institutions themselves. If we fail to comply with these regulations we could damage our customer relationships, harm our reputation and inhibit our ability to obtain new customers.

Statement Regarding Forward-Looking Information

      The information contained in this Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Because such statements are based on expectations as to future economic performance and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

      Important factors that may affect these projections or expectations include, but are not limited to:

•	general political, economic and business conditions, including the possibility of intensified international hostilities, acts of terrorism, interest rate fluctuations and general volatility in the capital markets;

•	changes in the performance of the real estate markets;

•	the impact of competitive products and pricing;

•	success of operating initiatives;

•	adverse publicity;

•	the ability to identify businesses to be acquired;

•	availability of qualified personnel;

•	employee benefits costs;

•	changes in, or the failure to comply with, government regulations; and

•	other risks detailed elsewhere in this Annual Report on Form 10-K (including in the Risk Factors section which precedes this section) and in our filings with the Securities and Exchange Commission.

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

      The majority of our branch offices are leased from third parties. We own the remaining branch offices. See Note J to Notes to Consolidated Financial Statements.

      As of December 31, 2003, we leased office and storage space as follows:

Number of
Locations(1)

California	524
Texas	136
Arizona	129
Illinois and Florida	85
Washington and Oregon	63
Michigan	36
Ohio	30
New York	28
North Carolina	27
Nevada	26
Indiana	25
Colorado	20
New Jersey and Tennessee	17
Pennsylvania	16
Minnesota and Missouri	12
Virginia	11
Hawaii and Kansas	10
Louisiana	8
Maryland, Connecticut and Georgia	7
Massachusetts	6
Arkansas and Montana	5
South Carolina, Wisconsin, Alabama, New Mexico and United Kingdom	4
Oklahoma, Kentucky, China and Canada	2
Rhode Island, Washington D.C., Delaware, Idaho, Maine, Mississippi, Nebraska, New Hampshire, Utah, Denmark, Philippines, Poland and Singapore	1

(1)	Represents the number of locations in each state or country listed.

Item 3.	Legal Proceedings

      In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. We believe that no actions, other than those listed below, depart from customary litigation incidental to our business and that the resolution of all such litigation will not have a material adverse effect on our results of operations, financial position or liquidity.

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

      Three class action lawsuits were filed in June 2003 alleging breach of FNIS’ fiduciary duties in connection with our acquisition of the outstanding minority interest of FNIS. These actions have recently been consolidated and are pending in the Chancery Court in Delaware. FNIS has retained counsel to represent them and the named members of their Board of Directors, three of whom are also directors of the Company. These actions are not being actively prosecuted, and the Company and FNIS believe the lawsuits are without merit.

      Several class actions are pending alleging that improper rates were charged for title insurance. Three class action cases were filed in New York and have been consolidated for further proceedings. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. Similar allegations have been made in class actions filed in Minnesota, Ohio and Pennsylvania. Two class actions, one in California and one in Michigan allege that we violated the Real Estate Settlement Procedures Act (“RESPA”) and state law by giving favorable discounts or rates to builders and developers. The actions seek refunds of the premiums charged and additional damages. We intend to vigorously defend these actions.

      Several class actions are pending alleging we imposed improper charges in closing real estate transactions. A class action pending in New Jersey alleges the company has charged twice for fees to record satisfactions of mortgages, and charged for satisfactions that were not recorded. Two other class actions pending in Indiana allege we overcharged recording fees. A class action in Pennsylvania alleges overcharges of notary fees. Another in Illinois alleges an improper markup of courier fees, and although the trial court recently dismissed this case, the plaintiff may appeal. The actions seek refunds of the charges. We intend to vigorously defend these actions.

      Three pending class actions in California allege we failed to pay overtime charges to our escrow officer employees as required by law and regulation. These actions seek payment of the wages allegedly due to the purported class. We intend to vigorously defend these actions.

      A California class action alleges we improperly take “rebates and kickbacks” in outsourcing our trustee foreclosure business. We intend to vigorously defend this action.

      A class action is pending in California alleging that we violated the Telephone Consumer Protection Act by sending unsolicited facsimile advertising. Plaintiffs seek statutory damages. We intend to vigorously defend this action.

Item 4.	Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of security holders in the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the New York Stock Exchange under the symbol “FNF”. The following table shows, for the periods indicated, the high and low sales prices of our common stock, as reported by the New York Stock Exchange, and the amounts of dividends per share declared on our common stock.

			Dividends
	High	Low	Declared

Year ended December 31, 2003 First quarter	$25.31	$22.35	$.11
Second quarter	29.50	25.02	.11
Third quarter	30.52	25.59	.16
Fourth quarter	35.25	26.53	.16
Year ended December 31, 2002 First quarter	$18.50	$15.78	$.07
Second quarter	23.08	17.43	.07
Third quarter	23.51	17.85	.09
Fourth quarter	24.44	19.48	.09

      The foregoing amounts have been adjusted to give retroactive effect to a 10% stock dividend in May 2002, a five-for-four (5:4) stock split in May 2003 and a 10% stock dividend in February 2004.

      On March 1, 2004, the last reported sale price of our common stock on the New York Stock Exchange was $39.42 per share. As of March 1, 2004, we had approximately 2,691 stockholders of record.

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

      Since we are a holding company, our ability to pay dividends will depend largely on the ability of our subsidiaries to pay dividends to us, and the ability of our title insurance subsidiaries to do so is subject to, among other factors, their compliance with applicable insurance regulations. As of December 31, 2003, $1,522.3 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2004, our title insurance subsidiaries can pay dividends or make distributions to us of approximately $247.3 million. In addition to regulatory restrictions, our ability to declare dividends is subject to restrictions under our existing credit agreement. We do not believe the restrictions contained in our credit agreement will, in the foreseeable future, adversely affect our ability to pay cash dividends at the current dividend rate.

Item 6.	Selected Financial Data

      The information set forth below should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Share and per share data has been retroactively adjusted for stock dividends and splits since our inception, including the 10% stock dividend in February 2004. Certain reclassifications have been made to the prior year amounts to conform with the 2003 presentation.

	Year Ended December 31,

	2003 (1)(2)	2002	2001 (3)(4)	2000(5)	1999

	(In thousands, except per share and other data)
Operating Data:
Revenue:
Title insurance premiums	$4,738,251	$3,547,729	$2,694,479	$1,946,159	$939,452
Escrow and other title related fees	1,247,869	884,862	700,125	460,266	205,890
Financial institution processing and outsourcing	852,685	118,103	57,395	30,575	14,145
Real estate information services	559,984	371,956	254,795	163,704	123,325
Specialty insurance	135,231	46,061	34,678	26,711	12,098
Interest and investment income	60,345	74,577	89,649	84,984	27,422
Realized gains and losses, net	106,385	15,459	9,805	2,207	4,623
Other income	14,465	23,893	33,181	27,388	28,899

	7,715,215	5,082,640	3,874,107	2,741,994	1,355,854

Expenses:
Personnel costs	2,465,026	1,476,430	1,187,177	845,349	407,078
Other operating expenses	1,707,512	1,021,893	829,433	624,087	334,578
Agent commissions	1,823,241	1,521,573	1,098,328	884,498	423,675
Provision for claim losses	255,694	177,391	134,724	97,322	52,713
Goodwill amortization	—	—	54,155	35,003	6,638
Interest expense	43,103	34,053	46,569	59,374	15,626

	6,294,576	4,231,340	3,350,386	2,545,633	1,240,308

Earnings before income taxes, minority interest and cumulative effect of a change in accounting principle	1,420,639	851,300	523,721	196,361	115,546
Income tax expense	539,843	306,468	209,488	86,624	46,065

Earnings before minority interest and cumulative effect of a change in accounting principle	880,796	544,832	314,233	109,737	69,481
Minority interest	18,976	13,115	3,048	1,422	(1,372)

Earnings before cumulative effect of a change in accounting principle	861,820	531,717	311,185	108,315	70,853
Cumulative effect of a change in accounting principle, net of income taxes	—	—	(5,709)	—	—

Net earnings	$861,820	$531,717	$305,476	$108,315	$70,853

Per Share Data:
Basic earnings per share before cumulative effect of a change in accounting principle	$5.81	$4.05	$2.41	$1.11	$1.43
Cumulative effect of a change in accounting principle, net of income taxes, basic basis	—	—	(.05)	—	—

Basic net earnings per share	$5.81	$4.05	$2.36	$1.11	$1.43

Weighted average shares outstanding, basic basis	148,275	131,135	129,316	97,863	49,599
Diluted earnings per share before cumulative effect of a change in accounting principle	$5.63	$3.91	$2.34	$1.07	$1.36
Cumulative effect of a change in accounting principle, net of income taxes, diluted basis	—	—	(.05)	—	—

Diluted net earnings per share	$5.63	$3.91	$2.29	$1.07	$1.36

Weighted average shares outstanding, diluted basis	153,171	135,871	133,189	101,383	52,135
Dividends declared per share	$.54	$.32	$.26	$.24	$.18

	Year Ended December 31,

	2003(1)(2)	2002	2001(3)(4)	2000(5)	1999

	(In thousands, except per share and other data)
Balance Sheet Data:
Investments(6)	$2,689,817	$2,565,815	$1,823,512	$1,685,331	$506,916
Cash and cash equivalents(7)	491,819	482,600	542,620	262,955	38,569
Total assets	7,295,339	5,245,951	4,415,998	3,833,985	1,042,546
Notes payable	659,186	493,458	565,690	791,430	226,359
Reserve for claim losses	940,217	887,973	881,053	907,482	239,962
Minority interests and preferred stock of subsidiary	14,835	131,797	47,166	5,592	4,613
Stockholders’ equity	3,873,359	2,253,936	1,638,870	1,106,737	432,494
Book value per share(8)	$23.50	$17.13	$12.65	$9.57	$9.56
Other Data:
Orders opened by direct title operations	4,820,700	3,228,300	2,635,200	1,352,000	743,000
Orders closed by direct title operations	3,694,000	2,290,300	1,770,600	971,000	551,000
Provision for claim losses to title insurance premiums	5.4%	5.0%	5.0%	5.0%	5.6%
Title related revenue(9):
Percentage direct operations	61.0%	57.1%	59.0%	52.8%	53.6%
Percentage agency operations	39.0%	42.9%	41.0%	47.2%	46.4%

(1)	Our financial results for the year ended December 31, 2003 include the results of FIS for the period from April 1, 2003, the acquisition date, through December 31, 2003, and include the results of operations of various other entities acquired on various dates during 2003, as discussed in “Recent Developments” and Note B of Notes to Consolidated Financial Statements.

(2)	During the third quarter of 2003, we recorded $26.3 million in pre-tax expenses relating to the migration of data center operations from FNIS to FIS and $12.9 million in pre-tax expenses relating to the relocation of our corporate headquarters to Jacksonville, Florida. In addition, in the third quarter of 2003, we recorded a pre-tax expense of $7.9 million relating to the write-off of intangible assets, software and license fees. See Notes A and B of Notes to Consolidated Financial Statements. 2003 also includes a realized gain of $51.7 million as a result of InterActive Corp’s acquisition of Lending Tree Inc. and the subsequent sale of our InterActive Corp common stock in the third quarter and a realized gain of $25.0 million on the sale of New Century Financial Corporation common stock. During the third quarter of 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003, as discussed in Note L of Notes to Consolidated Financial Statements. Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. Net income, as a result of the adoption of SFAS No. 123, for the year ended December 31, 2003 reflects an expense of $3.9 million, which is included in the reported financial results.

(3)	Our financial results for the year ended December 31, 2001 include the results of the former operations of Vista Information Solutions, Inc. (“Vista”) for the period from August 1, 2001, the acquisition date, through December 31, 2001. In the fourth quarter of 2001, we recorded certain charges totaling $10.0 million, after applicable taxes, relating to the discontinuation of small-ticket lease origination at FNF Capital and the wholesale international long distance business at Micro General Corporation.

(4)	During 2001, we recorded a $5.7 million, after-tax charge, reflected as a cumulative effect of a change in accounting principle, as a result of adopting Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, (“EITF 99-20”).

(5)	Our financial results for the year ended December 31, 2000 include the operations of Chicago Title for the period from March 20, 2000, the merger date, through December 31, 2000. In the first quarter of 2000, we recorded certain charges totaling $13.4 million, after applicable taxes, relating to the revaluation of non-title assets and the write-off of obsolete software.

(6)	Investments as of December 31, 2003, 2002, 2001 and 2000 include securities pledged to secure trust deposits of $448.1 million, $474.9 million, $319.1 million and $459.4 million, respectively.

(7)	Cash and cash equivalents as of December 31, 2003, 2002, 2001 and 2000 include cash pledged to secure trust deposits of $231.1 million, $295.1 million, $367.9 million and $132.1 million, respectively.

(8)	Book value per share is calculated as stockholders’ equity at December 31 of each year presented divided by actual shares outstanding at December 31 of each year presented.

(9)	Includes title insurance premiums and escrow and other title related fees.

Selected Quarterly Financial Data (Unaudited)

      Selected quarterly financial data is as follows:

	Quarter Ended

	March 31,	June 30,	September 30,(3)	December 31,

	(In thousands, except per share data)
2003(1)(2)
Revenue	$1,436,876	$2,006,301	$2,230,411	$2,041,627
Earnings before income taxes and minority interest	230,454	412,030	460,288	317,867
Net earnings	139,973	248,289	277,342	196,216
Basic earnings per share	1.06	1.67	1.87	1.20
Diluted earnings per share	1.02	1.62	1.81	1.16
Dividends paid per share	.09	.22	.16	.16
2002
Revenue	$1,066,860	$1,142,964	$1,282,847	$1,589,969
Earnings before income taxes and minority interest	161,543	178,756	230,248	280,753
Net earnings	100,985	112,286	143,511	174,935
Basic earnings per share	.78	.85	1.09	1.33
Diluted earnings per share	.75	.82	1.05	1.29
Dividends paid per share	.07	.07	.07	.09

(1)	Our financial results for the year ended December 31, 2003 include the results of FIS for the period from April 1, 2003, the acquisition date, through December 31, 2003, and include the results of operations of various other entities acquired on various dates during 2003, as discussed in “Recent Developments” and Note B of Notes to Consolidated Financial Statements.

(2)	During the third quarter of 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003, as discussed in Note L of Notes to Consolidated Financial Statements. Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. Net income, as a result of the adoption of SFAS No. 123, for the year ended December 31, 2003 reflects an expense of $3.9 million, which is included in the reported financial results. The adoption of SFAS 123 increased compensation cost by $5.8 million for the three months ended March 31, 2003, which resulted in a reduction of the reported net earnings of $3.6 million, or $.03 per diluted per share. Compensation cost decreased by $47,000 for the three months ended June 30, 2003, which resulted in an increase in reported net earnings of $29,000, which had no change to diluted earnings per share. Amounts for the first and second quarters of 2003 are presented as if we adopted SFAS 123 in the first quarter of 2003.

(3)	During the third quarter of 2003, we recorded $26.3 million in pre-tax expenses relating to the migration of data center operations from FNIS to FIS and $12.9 million in pre-tax expenses relating to the relocation of our corporate headquarters to Jacksonville, Florida. In addition, in the third quarter of 2003, we recorded a pre-tax expense of $7.9 million relating to the write-off of intangible assets, software and license fees. The third quarter of 2003 also includes a realized gain of $51.7 million as a result of InterActive Corp’s acquisition of Lending Tree Inc. and the subsequent sale of our InterActive Corp common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Form 10-K.

Overview

      Business. We are the largest title insurance and diversified real estate information services and solutions company in the United States. Our title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issued approximately 29% of all title insurance policies issued nationally during 2002. Through our subsidiary, Fidelity Information Services, Inc. (“FIS”), which we acquired on April 1, 2003 (see “Recent Developments”), we are a worldwide provider and one of the largest providers of information-based technology solutions and processing services to financial institutions and the mortgage and financial services industries in the United States. FIS processes nearly 50% of all residential mortgages in the United States, with balances exceeding $2.5 trillion, has processing and technology relationships with 46 of the top 50 banks in the United States and has clients in more than 50 countries who rely on its processing and outsourcing products and services.

      We have five reporting segments: title insurance; financial institution processing and outsourcing; real estate information services; specialty insurance; and corporate and other. The title insurance segment consists of our title insurance underwriters and our wholly-owned title insurance agencies. The title segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances. The financial institution processing and outsourcing segment consists primarily of the operations of FIS, which was acquired on April 1, 2003 (see “Recent Developments”). This segment also includes our default management services, which include foreclosure posting and publishing services, loan portfolio services, field services and property management, as well as our Empower and Softpro software products. The real estate information services segment includes property appraisal services, credit reporting, exchange intermediary services in connection with real estate transactions, real estate tax services, property data and disclosure services, flood certification and monitoring, relocation services, multiple listing services and mortgage loan fulfillment services. The specialty insurance segment, consisting of our various non-title insurance subsidiaries, issues flood, home warranty and homeowners insurance policies. The corporate and other segment consists of the operations of the parent holding company and the operations of our wholly-owned equipment-leasing subsidiary. See Note O of Notes to Consolidated Financial Statements for additional segment information and a reconciliation of segment net earnings to our consolidated net earnings.

      Economic Factors Affecting Title Industry. Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases, predominantly mortgage interest rates. Other factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. In addition to real estate sales, mortgage refinancing is an important source of title insurance revenue. We have found that residential real estate activity generally decreases in the following situations:

•	when mortgage interest rates are high or increasing;

•	when the mortgage funding supply is limited; and

•	when the United States economy is weak.

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

      Economic Factors Affecting FIS. Revenues from our mortgage loan processing, financial institution processing and auto processing services are closely related to transactional volume of our customers. We typically earn a negotiated charge or fee for each transaction processed on our systems. The long-term nature of the contracts, the recurring revenue stream and the lack of correlation to the mortgage origination cycle leads to this business being significantly less cyclical than our title insurance and real estate transaction business.

      The ability to grow our mortgage loan processing business is directly correlated to the total population of mortgage debt outstanding. The total population of residential mortgage debt has been growing approximately 8 to 10% per year in recent years, regardless of the volatility of refinance activity. Specific economic factors relating to mortgage debt growth include housing starts and new home sales.

      Revenue volumes for our financial institution processing business are closely tied to total transactional volume of our customers. Increases in deposit and lending transactions can positively impact our business and thus the condition of the overall economy can have an impact on our growth. However, even when the economy is weak, there is a base level of transactional volume.

      We are also impacted by the decision of financial institutions to outsource the services we provide versus performing them “in-house”. These decisions generally are based on the size of the institution, consideration of our pricing structure and level of support for our products along with general economic factors that exist at the time.

      Revenue Recognition. The following describes our revenue recognition policies as it pertains to each of our segments:

      Title Segment. Our direct title insurance premiums and escrow and other title related fees are recognized as revenue at the time of closing of the related transaction as the earnings process is considered complete. Our agency title insurance premiums are recognized as revenue when policies are reported to us and are recorded as revenue on a gross basis (before the deduction of agent commissions). In addition, we accrue for unreported agency title insurance premiums based on historical reporting patterns of our agents and current trends.

      Financial Institution Processing and Outsourcing Segment. Through our FIS subsidiary, we recognize software maintenance and license fees in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, entitled “Software Revenue Recognition” and SOP 98-9, entitled “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable. Software licensed with post-contract customer support includes rights to upgrades, when and if available, telephone support, updates and bug fixes. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. We determine the fair value of each element in multi-element arrangements based on vendor-specific objective evidence (“VSOE”). VSOE for each element is based on the price charged when the same element is sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the term of the agreement. We record deferred revenue for maintenance amounts invoiced prior to revenue recognition.

      Many of our contracts include a software license and one or more of the following services: development and implementation, conversion, programming, maintenance, application management and data processing. We use contract accounting, as required by SOP 97-2, when the arrangement with the customer includes significant customization, modification, or production of software. We use multiple element accounting required by SOP 97-2 and account for certain elements of the arrangement separately as the services are performed based on the element’s VSOE of fair value (i.e., maintenance and certain other services). For the one or more elements accounted for under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” we use the percentage-of-completion method since reasonably dependable estimates of revenue and contract hours applicable to various elements of a contract can be made. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When our estimates indicate that the entire contract will be performed at a loss, a provision for the entire loss is recorded in that accounting period.

      Data processing revenue is recognized as services are performed. Revenue and incremental direct costs related to professional services implementation associated with our data processing service agreements are deferred during the implementation phase and subsequently recognized over the term of the data processing agreement. Revenue in excess of billings on service contracts is recorded as unbilled receivables and is included in accounts receivable. Billings in excess of revenue recognized on service contracts are recorded as deferred revenue until revenue recognition criteria are met.

      Revenues from default management services are recognized over the period the related services are provided.

      Real Estate Information Services and Corporate and Other Segments. Revenue from real estate information services and other income are recognized over the period the related services are provided.

      Specialty Insurance Segment. Revenues from home warranty and homeowners insurance policies are recognized over the life of the policy, which is one year. Revenues and commissions related to the sale of flood insurance are recognized when the policy is reported.

Factors Affecting Comparability

      Year ended December 31, 2003. Our Consolidated Statements of Earnings for 2003 include the results of operations of FIS, which we acquired on April 1, 2003, and various other entities acquired on various dates during 2003, as discussed in Note B of Notes to Consolidated Financial Statements. Net earnings from our financial institution processing and outsourcing segment, which includes FIS for the period from April 1, 2003 through December 31, 2003, represented 9.9% of our total net earnings for 2003 as compared with 2.2% of our total net earnings in 2002. The increase in net earnings from our financial institution processing and outsourcing segment in 2003 is primarily due to the acquisition of FIS. We expect our percentage of net earnings in our financial institution processing and outsourcing segment as a percentage of our total net earnings to increase in 2004 as a result of including a full year of FIS operating results in 2004, organic growth we are experiencing within FIS and the acquisitions of WebTone in the third quarter of 2003, Aurum in the first quarter of 2004, and Sanchez, which we expect to close in April 2004. During the third quarter of 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003, as discussed in Note L of Notes to Consolidated Financial Statements. Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. Net income, as a result of the adoption of SFAS No. 123, for the year ended December 31, 2003 reflects an expense of $3.9 million, which is included in the reported financial results. Also during the third quarter of 2003, we recorded $26.3 million in pre-tax expenses relating to the migration of data center operations from FNIS to FIS and $12.9 million in pre-tax expenses relating to the relocation of our corporate headquarters to Jacksonville, Florida. In addition, during 2003, we recorded a pre-tax expense of $7.9 million relating to the write-off of intangible assets, software and license fees. See Notes A and B of Notes to Consolidated Financial Statements. In addition, we realized a gain of $51.7 million as a result of InterActive Corp’s acquisition of Lending Tree Inc. and the subsequent sale of our InterActive Corp common stock in the third quarter and we realized a gain of $25.0 million on the sale of New Century Financial Corporation common stock.

      Year ended December 31, 2001. Our Consolidated Statements of Earnings for 2001 include the former operations of Vista Information Solutions, Inc. for the period from August 1, 2001, the acquisition date, through December 31, 2001. Also, in 2001, we recorded a $5.7 million, after-tax charge, reflected as a cumulative effect of a change in accounting principle, as a result of adopting EITF 99-20 and we recorded certain charges totaling $10.0 million, after applicable taxes relating to the discontinuation of small-ticket lease origination at FNF Capital and the wholesale international long distance business at Micro General Corporation.

Results of Operations

      Net Earnings. The following table presents certain financial data for the years indicated:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Total revenue	$7,715,215	$5,082,640	$3,874,107

Total expenses	$6,294,576	$4,231,340	$3,350,386

Net earnings	$861,820	$531,717	$305,476

Basic net earnings per share	$5.81	$4.05	$2.36

Diluted net earnings per share	$5.63	$3.91	$2.29

      Revenue. The following table presents the components of our revenue:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Title insurance premiums	$4,738,251	$3,547,729	$2,694,479
Escrow and other title related fees	1,247,869	884,862	700,125
Financial institution processing and outsourcing	852,685	118,103	57,395
Real estate information services	559,984	371,956	254,795
Specialty insurance	135,231	46,061	34,678
Interest and investment income	60,345	74,577	89,649
Realized gains and losses, net	106,385	15,459	9,805
Other income	14,465	23,893	33,181

Total revenue	$7,715,215	$5,082,640	$3,874,107

Orders opened by direct title operations	4,820,700	3,228,300	2,635,200
Orders closed by direct title operations	3,694,000	2,290,300	1,770,600

      Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales on both a national and local basis. Real estate sales are directly affected by changes in the cost of financing purchases of real estate, predominantly mortgage interest rates. Other macroeconomic factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. For example, beginning in the second half of 1999 and through 2000, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions. As a result, the market shifted from a refinance-driven market in 1998 to a more traditional market driven by new home purchases and resales in 1999 and 2000. However, beginning in January 2001 and continuing through June of 2003, the Federal Reserve Board reduced interest rates by 550 basis points, bringing interest rates down to their lowest level in recent history, which again has significantly increased the volume of refinance activity. Beginning in mid-June 2003 and continuing through December 2003, the ten-year treasury bond yield steadily increased from a low of nearly 3.0% to more than 4.5%, causing mortgage interest rates to rise, which has decreased the volume of refinance activity.

      Total revenue in 2003 increased $2,632.6 million to $7,715.2 million, an increase of 51.8% over 2002. Total revenue in 2002 increased $1,208.5 million, or 31.2% to $5,082.6 million from $3,874.1 million in 2001. The increase in total revenue in 2003 and 2002 is due in part to increases in real estate and refinance activity as a result of decreasing interest rates. Further, the acquisitions of financial institution processing and outsourcing service companies, real estate information service companies and specialty insurance companies and the integration of these operations into our core businesses in 2003 and increased realized gains on investments, also contributed to increased revenue in 2003.

      Title insurance premiums increased 33.6% to $4,738.3 million in 2003. In 2002, title insurance premiums increased to $3,547.7 million from $2,694.5 million in 2001. These increases in 2003 and 2002 are due primarily to increases in resale and refinance activity as a result of the decline in interest rates through mid-year 2003. The increase in resale and refinance activity in 2003 and 2002 has been partially offset by a decrease in the average fee per file. The decrease in fee per file is consistent with the overall increased level of refinance activity experienced during 2003 and 2002. However, the overall decrease in fee per file was partially offset by increases in the fee per file in the second half of 2003 as mortgage interest rates rose, and the mix of business changed from a predominately refinance driven market to more of a resale driven market.

      The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,

	2003		2002		2001

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Direct	$2,400,870	50.7%	$1,610,792	45.4%	$1,291,276	47.9%
Agency	2,337,381	49.3	1,936,937	54.6	1,403,203	52.1

Total title insurance premiums	$4,738,251	100.0%	$3,547,729	100.0%	$2,694,479	100.0%

      Our mix of direct and agency title insurance premiums changed in 2003 primarily as a result of our acquisition of ANFI in March 2003, and the inclusion of ANFI’s title insurance premiums as direct title insurance premiums in 2003 and the acquisitions of LSI and Key Title in 2003. In 2002 and 2001, ANFI’s title insurance premiums were included in agency title insurance premiums.

      Trends in escrow and other title related fees are primarily related to title insurance activity generated by our direct operations. Escrow and other title related fees during the three-year period ended December 31, 2003, fluctuated in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts. Escrow and other title related fees were $1,247.9 million, $884.9 million and $700.1 million, respectively, during 2003, 2002 and 2001.

      Revenues from financial institution processing and outsourcing services relate primarily to revenues from Fidelity Information Services, Inc. (“FIS”), which we acquired on April 1, 2003. As such, the results of operations of FIS are included in the Consolidated Financial Statements for the period from April 1, 2003, through December 31, 2003. See Note B of Notes to Consolidated Financial Statements. Also included are revenues from our Empower and SoftPro software products and revenues from our default management services, which include: foreclosure posting and publishing; loan portfolio services; field services; asset management services; electronic invoice management and land records. Revenues from financial institution processing and outsourcing services in 2003, 2002 and 2001 were $852.7 million, $118.1 million and $57.4 million, respectively. The 2003 increase in revenues is largely attributable to our acquisition of FIS on April 1, 2003, which generated $663.4 million in revenues from April 1, 2003 to December 31, 2003. In addition, default management revenue in 2003 increased $46.6 million to $152.3 million as a result of organic growth in the majority of our default businesses and the increasing number of defaults nationally in 2003 as compared with 2002. The increase in 2003 revenue is also the result of including a full year of revenue from Empower, which was acquired during November 2002. Revenues from financial institution processing and outsourcing services increased $60.7 million in 2002 over 2001. The increase in 2002 revenues is the result of growth in our default management services, particularly field services, loan portfolio services and asset management services.

      Revenues from real estate information services generally trend closely with the level and mix of business, as well as the performance, of our title related subsidiaries. Revenues from real estate information services in 2003, 2002 and 2001 were $560.0 million, $372.0 million and $254.8 million, respectively. The 2003 increase in revenue is primarily the result of revenues from LSI, which we acquired in February 2003, increases in revenue from our real estate tax services, flood services, property data and disclosure services, and a full year of revenue from our mortgage loan fulfillment services and collateral risk assessment and valuation services, which were acquired during 2002. The increase in revenue from real estate information services in 2002 is primarily the result of increases in revenue from our property appraisal services, real estate tax services, field services, and mortgage loan fulfillment services and collateral risk assessment and valuation services, which were acquired in the second quarter of 2002. In addition, revenues from real estate information services include $52.1 million of revenue from the former operations of Vista for 2002, as compared with $27.7 million in 2001.

      Revenues from specialty insurance were $135.2 million, $46.1 million and $34.7 million in 2003, 2002 and 2001, respectively, and include revenues from the issuance of flood, home warranty and homeowners insurance policies. Specialty insurance revenue increased in 2003 as compared with 2002 as a result of our January 2003 acquisition of Bankers and FCIC, which gave us the ability to issue new and renewal flood insurance policies. The increase in revenue in 2002 as compared with 2001 is due to an increase in our home warranty revenue.

      Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in 2003 was $60.3 million, compared with $74.6 million in 2002, a decrease of $14.3 million, or 19.1%. Average invested assets increased 14.7% to $3,101.5 million, from $2,704.9 million in 2002. The tax equivalent yield in 2003, excluding realized gains and losses was 2.4% as compared with 3.4% in 2002 and 4.8% in 2001. Interest and investment income decreased $15.1 million, or 16.8% in 2002 to $74.6 million from $89.6 million in 2001. Average invested assets increased 23.1% in 2002 from $2,196.9 million in 2001. The decrease in interest and investment income in 2003 and 2002, despite the increase in average invested assets in both years, is due to a decrease in interest income reflecting lower interest rates in 2003 as compared with 2002 and 2002 as compared with 2001.

      Net realized gains and losses for 2003, 2002 and 2001 were $106.4 million, $15.5 million and $9.8 million, respectively. Net realized gains in 2003 includes a $51.7 million realized gain as a result of InterActive Corp’s acquisition of Lending Tree Inc. and the subsequent sale of our Interactive Corp. common stock and a realized gain of $25.0 million on the sale of New Century Financial Corporation common stock. Also included in net realized gains for 2003 is an $8.9 million loss as a result of the disposal of assets in connection with the migration of data center operations from FNIS to FIS. See Note B of Notes to Consolidated Financial Statements.

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

      Other income represents revenue generated by our equipment-leasing subsidiary. Other income was $14.5 million in 2003, $23.9 million in 2002 and $33.2 million in 2001. The decrease in other income in 2003 and 2002 is due to the discontinuation in the fourth quarter of 2001 of our small-ticket lease origination business.

      Expenses. The following table presents the components of our expenses:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Personnel costs	$2,465,026	$1,476,430	$1,187,177
Other operating expenses	1,707,512	1,021,893	829,433
Agent commissions	1,823,241	1,521,573	1,098,328
Provision for claim losses	255,694	177,391	134,724
Goodwill amortization	—	—	54,155
Interest expense	43,103	34,053	46,569

Total expenses	$6,294,576	$4,231,340	$3,350,386

      Our operating expenses consist primarily of personnel costs, other operating expenses and agent commissions, which are incurred as orders are received and processed. Title insurance premiums, escrow and other title related fees are generally recognized as income at the time the underlying transaction closes. As a result, revenue lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short time lag does exist in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.

      Personnel costs include base salaries, commissions, benefits and bonuses paid to employees, and are one of our most significant operating expenses. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. Personnel costs totaled $2,465.0 million, $1,476.4 million and $1,187.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Personnel costs, as a percentage of total revenue, were 32.0% in 2003, and remained relatively consistent in 2002 and 2001 at 29.1% and 30.6%, respectively. The increase in personnel costs as a percentage of total revenue in 2003 can be attributed to the substantial increase in open order volumes and the incremental personnel costs associated with our acquisition of FIS and our various other acquisitions made during 2003, which have higher personnel costs as a percentage of revenue. In addition, during 2003, personnel costs include $7.9 million of relocation expenses. See Note A of Notes to Consolidated Financial Statements. Further, as a result of adopting SFAS No. 123 during 2003, included in personnel costs for 2003 is approximately $6.2 million in compensation cost. See Note L of Notes to Consolidated Financial Statements. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. As such, with the decline in open orders on refinance transactions resulting from the increase in mortgage interest rates during the second half of 2003, we began reducing personnel costs with the reduction of approximately 22% of the title and escrow workforce from July to December of 2003. This reduction in title and escrow workforce partially offset the increase in personnel costs in 2003 over 2002. Personnel costs by segment as a percentage of total personnel costs for 2003 were as follows: 72.3% for title; 18.7% for financial institution processing and outsourcing; 7.4% for real estate information services, .8% for specialty insurance and .8% for corporate and other. We will continue to monitor prevailing market conditions and will adjust personnel costs in accordance with activity.

      Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services (including personnel costs associated with information technology support), professional services, advertising expenses, general insurance, depreciation and trade and notes receivable allowances. Other operating expenses increased as a percentage of total revenue to 22.1% in 2003 from 20.1% in 2002 and decreased in 2002 from 21.4% in 2001. The increase in other operating expenses as a percentage of total revenue in 2003 is consistent with the increase in personnel costs as a percentage of total revenue. In addition, during 2003, other operating expenses include $17.4 million and $5.0 million of data center migration costs and relocation expenses, respectively; and $7.9 million in expenses relating to the write-off of assets. See Notes A and B of Notes to Consolidated Financial Statements. Other operating expenses by segment as a percentage of total other operating expenses for 2003 were as follows: 62.9% for title; 14.9% for financial institution processing and outsourcing; 16.0% for real estate information services, 5.7% for specialty insurance and .5% for corporate and other. The decrease in other operating expenses as a percentage of total revenue in 2002 from 2001 is primarily the result of efficiencies gained due to the change in our cost structure following the addition of the Chicago Title operations.

      Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

      The following table illustrates the relationship of agent premiums and agent commissions:

	Year Ended December 31,

	2003		2002		2001

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Agent premiums	$2,337,381	100.0%	$1,936,937	100.0%	$1,403,203	100.0%
Agent commissions	1,823,241	78.0	1,521,573	78.6	1,098,328	78.3

Premiums we retain	$514,140	22.0%	$415,364	21.4%	$304,875	21.7%

      The provision for claim losses includes an estimate of anticipated title and title related claims and escrow losses. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly. During the second quarter of 2003, we increased our claim loss provision as a percentage of total title premiums to 5.5% to cover the expanded variety of title insurance products we offer. Our claim loss provision as a percentage of total title premiums was 5.4% in 2003 and 5.0% in 2002 and 2001.

      A summary of the reserve for claim losses follows:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Beginning balance	$887,973	$881,053	$907,482
Reserves assumed	8,622 (1)	—	—
Claim loss provision related to:
Current year	241,773	207,290	161,669
Prior years	13,921	(29,899)	(26,945)

Total claim loss provision	255,694	177,391	134,724
Claims paid, net of recoupments related to:
Current year	(11,946)	(10,058)	(9,387)
Prior years	(200,126)	(160,413)	(151,766)

Total claims paid, net of recoupments	(212,072)	(170,471)	(161,153)

Ending balance	$940,217	$887,973	$881,053

Provision for claim losses as a percentage of title insurance premiums	5.4%	5.0%	5.0%

(1)	We assumed LSI’s and ANFI’s outstanding reserve for claim losses in connection with their acquisitions in 2003.

      The unfavorable development on the prior years’ loss reserves during 2003 reflects the slight increase in loss payments during 2003 on previous policy years, resulting in an increase in estimated ultimate losses in previous policy years. The favorable development on prior years’ loss reserves during 2002 and 2001 was attributable to lower than expected payment levels on recent issue years, which included periods of increased resale activity as well as a high proportion of refinance business. As a result, title policies issued in prior years have been replaced by the more recently issued policies, therefore generally terminating much of the loss exposure on the previously issued policies.

      Interest expense for the years ended December 31, 2003, 2002 and 2001 was $43.1 million, $34.1 million and $46.6 million, respectively. The increase in interest expense in 2003 is attributable to the increase in outstanding notes payable as a result of the issuance of $250.0 million, aggregate principal amount of 5.25% notes in March 2003 (see Note G of Notes to Consolidated Financial Statements), which was partially offset by the decline in interest rates. The decrease in interest expense in 2002 is attributable to the decrease in outstanding notes payable and the decline in interest rates.

      As a result of adopting SFAS No. 142, we did not record goodwill amortization in 2003 and 2002. See Note A of Notes to Consolidated Financial Statements. Goodwill amortization was $54.2 million in 2001 and includes an $8.0 million pretax write-off associated with the discontinuance of two businesses in the fourth quarter of 2001.

      Income tax expense as a percentage of earnings before income taxes for 2003, 2002 and 2001 was 38.0%, 36.0% and 40.1%, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and the characteristics of net earnings — i.e., the acquisition of FIS, operating income versus investment income, as well as the elimination of goodwill amortization consistent with SFAS No. 142. The increase in 2003 as compared with 2002 is due to an increase in the state income tax rate and the effect of foreign taxes as a result of our various acquisitions in 2003.

      Minority interest for 2003, 2002 and 2001 was $19.0 million, $13.1 million and $3.0 million, respectively. The increase in minority interest in 2003 and 2002 is primarily attributable to increased earnings of our majority-owned subsidiaries. A substantial part of our minority interest expense was as a result of the former minority interest in FNIS, which we acquired on September 30, 2003.

Liquidity and Capital Resources

      Cash Requirements. Our cash requirements include debt service, operating expenses, taxes, capital expenditures, systems development, treasury stock repurchases, lease securitizations, business acquisitions and dividends on our common stock. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities and bank borrowings through public debt offerings and existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to match cash inflows with cash requirements. We forecast the daily needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

      We have $500.0 million of capacity under a shelf registration statement that may be used, subject to market conditions, to issue debt or other securities at our discretion. We presently intend to use the proceeds from the sale of any securities under the shelf registration statement primarily to finance strategic opportunities. While we seek to give ourselves flexibility with respect to meeting such needs, there can be no assurance that market conditions would permit us to sell such securities on acceptable terms at any given time, or at all.

      Our two significant sources of internally generated funds are dividends and distributions from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are executed within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. As of December 31, 2003, $1,522.3 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2004, our title subsidiaries can pay or make distributions to us of approximately $247.3 million. Our underwritten title companies, financial institution processing and outsourcing companies and real estate information service companies collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries. Positive cash flow from these subsidiaries is invested primarily in cash and cash equivalents.

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

      Financing. On November 5, 2003 we entered into a new credit agreement providing for a $700.0 million, 5-year revolving credit facility due November 4, 2008. The credit agreement bears interest at a variable rate based on the debt ratings assigned to us by certain independent agencies, and is unsecured. The current interest rate under the credit agreement is LIBOR plus 0.50%. As of December 31, 2003, $75.0 million was outstanding under our credit agreement and we have $625.0 million in borrowings available to us. Our credit agreement imposes certain affirmative and negative covenants on us relating to current debt ratings, certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions and restricted payments, and certain dividend restrictions. As of December 31, 2003, we are in compliance with all of our debt covenants.

      On March 11, 2003, we issued $250.0 million aggregate principal amount of 5.25% notes. We received proceeds of approximately $246.2 million, after expenses, which was used to pay a portion of the $1,069.6 million purchase price for FIS (see “Recent Developments”). Interest is payable semiannually and the notes are due in March 2013.

      Contractual Obligations. Our financing obligations generally include our credit agreement and other debt facilities and operating lease payments on certain of our premises and equipment. Our purchase obligations for business acquisitions relate to the acquisition of Hansen and Aurum in the first quarter of 2004 for approximately $34.0 million and $305.0 million, respectively, the definitive agreement we entered into for the purchase of APTIC for approximately $115.0 million and the merger agreement we entered into with Sanchez for approximately $175.0 million (see “Recent Developments”). As of December 31, 2003, our required annual payments relating to these contractual obligations are as follows:

	2004	2005	2006	2007	2008	Thereafter	Total

	(Dollars in thousands)
Notes payable	$40,032	$10,209	$3,075	$33,063	$75,297	$497,510	$659,186
Operating lease payments	132,195	105,355	80,125	59,165	36,110	56,554	469,504
Purchase obligations for business acquisitions	629,000	—	—	—	—	—	629,000

Total	$801,227	$115,564	$83,200	$92,228	$111,407	$554,064	$1,757,690

      Capital Stock Transactions. On April 24, 2002, our Board of Directors approved a three-year stock repurchase program. Purchases were made by us from time to time in the open market, in block purchases or in privately negotiated transactions. From May 15, 2002, through December 31, 2002, we repurchased a total of 2,798,358 shares of common stock for $61.2 million, or an average price of $21.87. The amount repurchased includes 604,546 shares of common stock purchased from certain of our officers and directors during the third quarter of 2002, of which 228,181 shares were accepted as full payment for certain notes receivable, including accrued interest. In December 2002, we retired 774,908 of these shares held as treasury stock, totaling $14.3 million. For the year ended December 31, 2003, we repurchased 1,775,400 shares of common stock for $45.4 million, or an average price of $25.60. In the fourth quarter of 2003, we retired 989,450 treasury shares, totaling $27.3 million. As a result of an increase in our cash dividend per share we decided to suspend this stock repurchase program effective July 23, 2003, however effective December 18, 2003, we reinstated the stock repurchase program.

      On March 26, 2003, we issued 5,183,103 shares of our common stock in connection with the acquisition of ANFI, Inc. See Note B of Notes to Consolidated Financial Statements.

      On April 1, 2003, we issued 11,206,692 shares of our common stock to ALLTEL in connection with our acquisition of FIS. The common stock issued to ALLTEL is restricted for resale until April 1, 2004. See Note B of Notes to Consolidated Financial Statements.

      On September 30, 2003, we issued 14,292,858 shares of our common stock in connection with the acquisition of FNIS. See Note B of Notes to Consolidated Financial Statements.

      On January 27, 2004, our Board of Directors declared a 10% stock dividend to stockholders of record as of February 12, 2004, payable on February 26, 2004. On April 22, 2003, our Board of Directors declared a five-for-four (5:4) stock split payable May 23, 2003 to stockholders of record as of May 9, 2003. On April 24, 2002, our Board of Directors declared a 10% stock dividend to stockholders of record as of May 9, 2002, payable on May 23, 2002. All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, in the Consolidated Financial Statements and Notes thereto have been retroactively adjusted to reflect the stock split and stock dividends.

      Additional Minimum Pension Liability Adjustment. Discount rates that are used in determining our December 31, 2003 projected benefit obligation and 2004 net periodic pension costs were based on prevailing interest rates as of December 31, 2003. Similar to prior years, we looked at the Moody’s Aa corporate bond index at that date as an appropriate basis in determining the discount rate. A decrease in the discount rate used at December 31, 2003 resulted in an additional minimum pension liability adjustment. As such, we recorded a net-of-tax charge of $10.0 million to accumulated other comprehensive earnings (loss) in 2003 in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”.

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

      Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

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

      Valuation of Investments. We regularly review our investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include: (i) our ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value; (ii) the duration and extent to which the fair value has been less than cost; and (iii) the financial condition and prospects of the issuer. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss.

      Goodwill Recoverability. We have made acquisitions in the past that have resulted in a significant amount of goodwill. As of December 31, 2003 and 2002 goodwill was $1,926.5 million and $996.6 million, respectively. The majority of our goodwill as of December 31, 2002 relates to goodwill recorded in connection with the Chicago Title merger in 2000. The increase in goodwill from 2002 to 2003 is primarily from our acquisition of ANFI in March 2003, FIS in April 2003, and the acquisition of the minority interest of FNIS in September 2003. In connection with the acquisitions of Hansen and Aurum, which were completed in first quarter of 2004, APTIC, which we expect to close in the first quarter of 2004, and Sanchez, which we expect to close in April 2004, we anticipate that additional goodwill will be recorded. The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment test on our reporting units based on an analysis of the discounted future cash flows generated by the reporting units’ underlying assets. We have completed our annual goodwill impairment test on our reporting units at December 31, 2003 and have determined that each of our reporting units has a fair value in excess of its carrying value. Accordingly, no goodwill impairment has been recorded. Such analyses are particularly sensitive to changes in discount rates and investment rates. Changes to these rates might result in material changes in the valuation and determination of the recoverability of goodwill.

      Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present, we estimate the future cash flows expected to be generated from the use of those assets and their eventual disposal. We would recognize an impairment loss if the future cash flows were less than the carrying amount. In 2003, we determined that the carrying value of certain of our intangible assets may not be recoverable and recorded a pre-tax expense of $7.9 million relating to the write-off of these assets.

      Reserve for Claim Losses. Our claim loss provision as a percentage of total title premiums was 5.4% in 2003 and 5.0% in 2002 and 2001. During 2003, we experienced unfavorable development of the prior years’ loss reserves as a result of a slight increase in loss payments during 2003 on previous policy years, resulting in an increase in estimated ultimate losses in previous policy years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and Note I of Notes to Consolidated Financial Statements for a summary of our reserve for claim losses at December 31, 2003, 2002 and 2001. Our reserve for claim losses includes known claims as well as losses we expect to incur, net of recoupments. Each known claim is reserved based on our review as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims that are incurred but not reported are established at the time premium revenue is recognized based on historical loss experience and other factors, including industry trends, claim loss history, current legal environment, geographic considerations and type of policy written. Loss provision rates are reviewed periodically and adjusted by management as experience develops or new information becomes known. Our independent actuaries perform projections of required reserves periodically during the year and at year-end. We compare these projections to the recorded reserves to evaluate their adequacy. Our reserves for claim losses are within the range projected by our independent actuaries.

      Revenue Recognition. Certain of our revenue recognition policies that pertain to our title and financial institution processing and outsourcing segments involve estimates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for a discussion of our revenue recognition policies as it pertains to each of our segments.

Recent Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of Statement of Financial Accounting Standard No. 123” (“SFAS No. 148”). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement of Financial Accounting Standard No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In 2003, we have voluntarily adopted the fair value recognition provisions of SFAS No. 123, under the prospective method of transition as permitted by SFAS No. 148. See Note L of Notes to Consolidated Financial Statements.

      During 2002, the FASB Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides an accounting model for an approach to determine whether a vendor should divide an arrangement with multiple deliverables into separate units of accounting. EITF 00-21 requires an analysis of whether a delivered item has stand-alone value to the customer, whether there is objective and reliable evidence of fair value for the undelivered items, and whether delivery of the undelivered items is probable and substantially in control of the vendor if the arrangement includes a general right of return relative to the delivered item. Companies are required to adopt EITF 00-21 for fiscal periods beginning after June 15, 2003. Companies may apply EITF 00-21 prospectively to new arrangements initiated after the date of adoption or as a cumulative-effect adjustment. The adoption of EITF 00-21 did not have a material effect on our financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations.

However, the Revised Interpretations must be applied no later than our first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities (SPEs”) created prior to February 1, 2003 may be accounted for under the original or Revised Interpretation’s provision no later than our fourth quarter of 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation’s provisions no later than our first quarter of 2004. The adoption of FIN 46 did not have a material effect on our financial statements.

      In December 2003, Financial Accounting Standards Board Statement No. 132 (revised), “Employees’ Disclosures about Pensions and Other Postretirement Benefits,” (“SFAS No. 132”) was issued. SFAS No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS No. 132 (revised) retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) is effective for fiscal years ending after December 15, 2003. Our disclosures in Note L of Notes to Consolidated Financial Statements incorporate the requirements of SFAS No. 132 (revised).

      As of December 31, 2003, we adopted the disclosure provisions of Emerging Issues Task Force No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”), which resulted in additional disclosures regarding our evaluation of impairment of debt and equity securities. Our disclosures in Note C of Notes to Consolidated Financial Statements incorporate the requirements of EITF No. 03-1.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      Our Consolidated Balance Sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. See “Business — Investment Policies and Investment Portfolio” and Note C of Notes to Consolidated Financial Statements. The following sections address the significant market risks associated with our financial activities for the year ended December 31, 2003.

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

      Caution should be used in evaluating our overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because our reserve for claim losses (representing 27.5% of total liabilities) is not included in the hypothetical effects.

      The hypothetical effects of changes in market rates or prices on the fair values of financial instruments would have been as follows as of December 31, 2003:

      a. An approximate $36.1 million net increase (decrease) in the fair value of fixed maturity securities would have occurred if interest rates had (decreased) increased by 100 basis points. The change in fair values was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

      b. An approximate $11.6 million net increase (decrease) in the fair value of equity securities would have occurred if there was a 20% price increase (decrease) in market prices.

      c. It is not anticipated that there would be a significant change in the fair value of other long-term investments or short-term investments if there was a change in market conditions, based on the nature and duration of the financial instruments involved.

      d. Interest expense on average debt outstanding would have increased (decreased) approximately $1.2 million, if interest rates increased (decreased) 100 basis points.

Item 8.	Financial Statements and Supplementary Data

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Fidelity National Financial, Inc.:

      We have audited the accompanying Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2003. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

      In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

      The Consolidated Financial Statements for 2002 and 2001 were prepared using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to record stock-based employee compensation. As discussed in Note L to the Consolidated Financial Statements, effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to record stock-based employee compensation, applying the prospective method of adoption in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

KPMG LLP

Los Angeles, California

February 27, 2004, except as to Note B
to the Consolidated Financial Statements,
which is as of March 11, 2004

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	share and per share data)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at December 31, 2003 and 2002 include $262,193 and $243,844, respectively, of pledged fixed maturity securities related to secured trust deposits	$1,696,234	$1,564,183
Equity securities, at fair value	70,618	74,401
Other long-term investments	44,579	38,368
Short-term investments, at December 31, 2003 and 2002 include $185,956 and $231,080, respectively, of pledged short-term investments related to secured trust deposits	878,386	888,863

Total investments	2,689,817	2,565,815
Cash and cash equivalents, at December 31, 2003 and 2002 include $231,142 and $295,051, respectively, of pledged cash related to secured trust deposits	491,819	482,600
Leases	67,855	119,242
Trade and notes receivables, net of allowance of $39,048 in 2003 and $23,240 in 2002	446,102	233,207
Goodwill	1,926,478	996,613
Prepaid expenses and other assets	249,009	185,939
Capitalized software	290,108	108,530
Other intangible assets	529,940	56,877
Title plants	286,398	275,976
Property and equipment, net	317,813	165,595
Deferred tax assets	—	55,557

	$7,295,339	$5,245,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$850,828	$633,347
Deferred revenue	194,077	65,777
Notes payable	659,186	493,458
Reserve for claim losses	940,217	887,973
Secured trust deposits	671,882	750,920
Deferred tax liabilities	84,224	—
Income taxes payable	6,731	28,743

	3,407,145	2,860,218
Minority interests and preferred stock of subsidiary	14,835	131,797
Stockholders’ equity:
Preferred stock, $.0001 par value; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock, $.0001 par value; authorized, 250,000,000 shares as of December 31, 2003 and 150,000,000 shares as of December 31, 2002; issued, 167,650,280 as of December 31, 2003 and 133,618,341 as of December 31, 2002	17	13
Additional paid-in capital	2,453,841	1,551,636
Retained earnings	1,517,494	738,522

	3,971,352	2,290,171
Accumulated other comprehensive earnings (loss)	(9,891)	12,303
Unearned compensation	(23,017)	(1,628)
Less treasury stock, 2,809,400 shares as of December 31, 2003 and 2,023,450 shares as of December 31, 2002, at cost	(65,085)	(46,910)

	3,873,359	2,253,936

	$7,295,339	$5,245,951

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenue:
Title insurance premiums	$4,738,251	$3,547,729	$2,694,479
Escrow and other title related fees	1,247,869	884,862	700,125
Financial institution processing and outsourcing	852,685	118,103	57,395
Real estate information services	559,984	371,956	254,795
Specialty insurance	135,231	46,061	34,678
Interest and investment income	60,345	74,577	89,649
Realized gains and losses, net	106,385	15,459	9,805
Other income	14,465	23,893	33,181

	7,715,215	5,082,640	3,874,107

Expenses:
Personnel costs	2,465,026	1,476,430	1,187,177
Other operating expenses	1,707,512	1,021,893	829,433
Agent commissions	1,823,241	1,521,573	1,098,328
Provision for claim losses	255,694	177,391	134,724
Goodwill amortization	—	—	54,155
Interest expense	43,103	34,053	46,569

	6,294,576	4,231,340	3,350,386

Earnings before income taxes, minority interest and cumulative effect of a change in accounting principle	1,420,639	851,300	523,721
Income tax expense	539,843	306,468	209,488

Earnings before minority interest and cumulative effect of a change in accounting principle	880,796	544,832	314,233
Minority interest	18,976	13,115	3,048

Earnings before cumulative effect of a change in accounting principle	861,820	531,717	311,185
Cumulative effect of a change in accounting principle, net of income tax benefit of $3,035	—	—	(5,709)

Net earnings	$861,820	$531,717	$305,476

Basic earnings per share before cumulative effect of a change in accounting principle	$5.81	$4.05	$2.41
Cumulative effect of a change in accounting principle	—	—	(.05)

Basic net earnings per share	$5.81	$4.05	$2.36

Weighted average shares outstanding, basic basis	148,275	131,135	129,316

Diluted earnings per share before cumulative effect of a change in accounting principle	$5.63	$3.91	$2.34
Cumulative effect of a change in accounting principle	—	—	(.05)

Diluted net earnings per share	$5.63	$3.91	$2.29

Weighted average shares outstanding, diluted basis	153,171	135,871	133,189

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Net earnings	$861,820	$531,717	$305,476
Other comprehensive earnings (loss):
Unrealized gains on investments, net(1)	55,346	18,025	5,643
Reclassification adjustments for (gains) losses included in net earnings(2)	(67,552)	5,283	8,305
Minimum pension liability adjustment(3)	(9,988)	(15,871)	(11,455)

Other comprehensive earnings (loss)	(22,194)	7,437	2,493

Comprehensive earnings	$839,626	$539,154	$307,969

(1)	Net of income tax expense of $36.9 million, $12.0 million and $3.8 million for 2003, 2002 and 2001, respectively.

(2)	Net of income tax expense (benefit) of $(45.0) million, $3.5 million and $5.5 million for 2003, 2002 and 2001, respectively.

(3)	Net of income tax benefit of $(6.4) million, $(10.2) million and $(7.6) million in 2003, 2002 and 2001, respectively.

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other		Treasury Stock
			Paid-in	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Compensation	Shares	Amount

	(In thousands, except per share data)
Balance, December 31, 2000	115,629	$12	$695,136	$409,216	$2,373	$—	—	$—
Purchase of treasury stock	—	—	—	—	—		1,512	(22,926)
Exercise of stock options	1,653	—	11,852	—	—	—	—	—
Tax benefit associated with the exercise of stock options	—	—	8,814	—	—	—	—	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	13,948	—	—	—
Other comprehensive loss — minimum pension liability adjustment	—	—	—	—	(11,455)	—	—	—
Common stock offering, net	13,393	1	256,300	—	—	—	—	—
Capital transactions of investees and less than 100% owned subsidiaries	—	—	(1,079)	—	—	—	—	—
Cash dividends declared ($0.26 per share)	—	—	—	(32,948)	—	—	—	—
Acquisitions	430	—	4,150	—	—	—	—	—
Effect of 10% stock dividend	—	—	183,671	(183,671)	—	—	—	—
Net earnings	—	—	—	305,476	—	—	—	—

Balance, December 31, 2001	131,105	13	1,158,844	498,073	4,866	—	1,512	(22,926)
Purchase of treasury stock	—	—	—	—	—	—	2,798	(61,210)
Exercise of stock options	4,800	—	50,350	—	—	—	—	—
Tax benefit associated with the exercise of stock options	—	—	21,329	—	—	—	—	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	23,308	—	—	—
Other comprehensive loss — minimum pension liability adjustment	—	—	—	—	(15,871)	—	—	—
Capital transactions of investees and less than 100% owned subsidiaries	—	—	8,318	—	—	—	—	—
Retirement of treasury stock	(2,287)	—	(37,226)	—	—	—	(2,287)	37,226
Cash dividends declared ($0.32 per share)	—	—	—	(41,607)	—	—	—	—
FNIS/ Micro General merger	—	—	100,360	—	—	—	—	—
Unearned compensation	—	—	—	—	—	(1,628)	—	—
Effect of 10% stock dividend	—	—	249,661	(249,661)	—	—	—	—
Net earnings	—	—	—	531,717	—	—	—	—

Balance, December 31, 2002	133,618	13	1,551,636	738,522	12,303	(1,628)	2,023	(46,910)
Purchase of treasury stock	—	—	—	—	—	—	1,775	(45,436)
Retirement of treasury stock	(989)	—	(27,261)	—	—	—	(989)	27,261
Exercise of stock options	3,459	1	38,012	—	—	—	—	—
Issuance of restricted stock	879	—	26,292	—	—	(22,989)	—	—
Tax benefit associated with the exercise of stock options	—	—	18,914	—	—	—	—	—
Acquisition of ANFI	5,183	1	139,288	—	—	(2,559)	—	—
Acquisition of FIS	11,207	1	274,999	—	—	—	—	—
Acquisition of the minority interest of FNIS	14,293	1	420,424	—	—	1,628	—	—
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	(12,206)	—	—	—
Other comprehensive loss — minimum pension liability adjustment	—	—	—	—	(9,988)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	2,531	—	—
Capital transactions of investees and less than 100% owned subsidiaries	—	—	5,704	—	—	—	—	—
Adoption of SFAS No. 123	—	—	5,833	—	—	—	—	—
Cash dividends declared ($0.54 per share)	—	—	—	(82,848)	—	—	—	—
Net earnings	—	—	—	861,820	—	—	—	—

Balance, December 31, 2003	167,650	$17	$2,453,841	$1,517,494	$(9,891)	$(23,017)	2,809	$(65,085)

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$861,820	$531,717	$305,476
Adjustment to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	—	8,744
Depreciation and amortization	227,937	74,163	118,282
Net increase (decrease) in reserve for claim losses	42,180	6,920	(26,429)
Gain on sales of investments and other assets	(106,385)	(15,459)	(9,805)
Stock-based compensation cost	9,526	—	—
Tax benefit associated with the exercise of stock options	18,914	21,329	8,814
Changes in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in leases	51,387	54,641	(28,341)
Net (increase) decrease in secured trust deposits	11,719	(5,316)	1,237
Net increase in trade receivables	(64,542)	(49,993)	(28,611)
Net (increase) decrease in prepaid expenses and other assets	(36,276)	38,075	26,548
Net increase in accounts payable, accrued liabilities and minority interests	212,286	161,000	31,394
Net increase in income taxes	54,105	47,235	65,275

Net cash provided by operating activities	1,282,671	864,312	472,584

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	1,918,721	1,128,301	892,790
Proceeds from maturities of investment securities available for sale	326,407	165,166	109,594
Proceeds from sales of title plant and property and equipment	—	—	1,352
Proceeds from sales of real estate	7,862	9,669	2,220
Collections of notes receivable	7,324	11,779	4,753
Additions to title plants	(2,692)	(564)	(1,232)
Additions to property and equipment	(141,338)	(77,245)	(42,008)
Additions to capitalized software	(63,904)	(50,323)	(42,842)
Additions to notes receivable	(4,189)	(5,668)	(9,771)
Purchases of investment securities available for sale	(2,286,954)	(1,467,938)	(1,172,701)
Net proceeds (purchases) of short-term investment activities	14,851	(392,336)	(82,437)
Sale of subsidiary, net of cash sold	—	15,500	—
Acquisition of businesses, net of cash acquired	(1,031,305)	(59,516)	(74,355)

Net cash used in investing activities	(1,255,217)	(723,175)	(414,637)

Cash Flows From Financing Activities:
Borrowings	130,269	26,037	119,475
Net proceeds from common stock offering	—	—	256,301
Net proceeds from issuance of notes	248,118	—	248,375
Debt service payments	(226,450)	(104,993)	(593,590)
Debt issuance costs	(4,273)	—	(2,202)
Dividends paid	(94,566)	(38,485)	(31,333)
Exercise of stock options	38,012	50,350	11,852
Purchases of treasury stock	(45,436)	(61,210)	(22,926)

Net cash provided by (used in) financing activities	45,674	(128,301)	(14,048)

Net increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	73,128	12,836	43,899
Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at beginning of year	187,549	174,713	130,814

Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at end of year	$260,677	$187,549	$174,713

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2003 and 202 and for the years ended
December 31, 2003, 2002 and 201

A.     Summary of Significant Accounting Policies

      The following describes the significant accounting policies of Fidelity National Financial, Inc. and its subsidiaries (collectively, the “Company”) which have been followed in preparing the accompanying Consolidated Financial Statements.

Description of Business

      Fidelity National Financial, Inc., through its principal subsidiaries (collectively, the “Company”), is the largest title insurance and diversified real estate information services and solutions company in the United States. The Company’s title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issue all of the Company’s title insurance policies in 49 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands, and in Canada and Mexico.

      Through its subsidiary, Fidelity Information Services, Inc. (“FIS”), which was acquired on April 1, 2003 (see Note B), the Company is a worldwide provider and one of the largest providers of information-based technology solutions and processing services to financial institutions and the mortgage and financial services industries in the United States.

      The Company has five reporting segments: title insurance; financial institution processing and outsourcing; real estate information services; specialty insurance; and corporate and other. The title insurance segment consists of the Company’s title insurance underwriters and its wholly-owned title insurance agencies. The title segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances. The financial institution processing and outsourcing segment consists primarily of the operations of FIS, which was acquired on April 1, 2003. This segment also includes the Company’s default management services, which include foreclosure posting and publishing services, loan portfolio services, field services and property management, as well as its Empower and Softpro software products. The real estate information services segment includes property appraisal services, credit reporting, exchange intermediary services in connection with real estate transactions, real estate tax services, property data and disclosure services, flood certification and monitoring, relocation services, multiple listing services and mortgage loan fulfillment services. The specialty insurance segment, consisting of the Company’s various non-title insurance subsidiaries, issues flood, home warranty and homeowners insurance policies. The corporate and other segment consists of the operations of the parent holding company and the operations of the Company’s wholly-owned equipment-leasing subsidiary.

      The Company’s principal title subsidiaries consist of Fidelity National Title Insurance Company, Fidelity National Title Insurance Company of New York, Chicago Title Insurance Company, Chicago Title Insurance Company of Oregon, Ticor Title Insurance Company, Security Union Title Insurance Company and Alamo Title Insurance. The Company’s principal underwritten title company subsidiaries consist of Fidelity National Title Company, Fidelity National Title Company of California, Chicago Title Company and Ticor Title of California, formerly American Title Company, which was acquired in connection with the Company’s acquisition of ANFI, Inc.

      The Company includes the accounts of its wholly-owned real estate information services subsidiary, Fidelity National Information Solutions, Inc. (“FNIS”), which was a majority-owned public subsidiary of the Company (NASDAQ: FNIS) until September 30, 2003. FNIS was formerly VISTA Information Solutions, Inc. (“Vista”), which merged with the Company’s majority-owned information services subsidiary, Micro General Corporation (“Micro General”), on July 9, 2002 (see Note B).

      The Company also originates, funds, purchases, sells, securitizes and services equipment leases for a broad range of businesses through its wholly-owned leasing subsidiary. In the fourth quarter of 2001, the Company discontinued its small-ticket lease origination business.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation and Basis of Presentation

      The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned and its former majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. The Company’s investments in non-majority-owned partnerships and affiliates are accounted for on the equity method until such time that they became wholly-or majority owned.

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

      Other long-term investments consist primarily of equity investments accounted for under the equity method of accounting.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

necessarily indicative of amounts the Company could realize or settle currently. The Company does not necessarily intend to dispose of or liquidate such instruments prior to maturity.

Leases

      Leases and residual interests in securitizations includes direct financing leases, direct financing leases assigned to lender and residual interests in lease securitizations, related to the Company’s lease origination business.

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

Trade and Notes Receivables

      The carrying values reported in the Consolidated Balance Sheets for trade and notes receivables approximate their fair value. Included in trade receivables at December 31, 2003 are unbilled receivables totaling $61.6 million. The Company did not have any unbilled receivables at December 31, 2002. Notes receivable at December 31, 2003 and 2002 include $911 and $2.8 million, respectively, of notes from related parties.

Goodwill and Intangible Assets

      Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”), which the Company fully adopted on January 1, 2002, requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill and other intangible assets with indefinite useful lives should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount.

      Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which the Company adopted on January 1, 2002, requires that long-lived assets and intangible assets with definite useful lives be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

      As required by SFAS No. 142, the Company has completed an annual goodwill impairment test on its reporting units and has determined that each of its reporting units has a fair value in excess of its carrying value. Accordingly, no goodwill impairment has been recorded.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2003, in accordance with SFAS No. 144, the Company determined that the carrying value of certain of its intangible assets, software and license fees may not be recoverable and recorded a pre-tax expense of $7.9 million relating to the write-off of these assets. These expenses are included in other operating expenses in the Consolidated Statements of Earnings for the year ended December 31, 2003.

      Beginning on January 1, 2002, the Company ceased recording goodwill amortization in accordance with SFAS No. 142. The following table reconciles reported net earnings and net earnings per share to adjusted net earnings and net earnings per share:

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Reported net earnings	$861,820	$531,717	$305,476
Add back: Goodwill amortization	—	—	54,155
Less: Tax effect of goodwill amortization	—	—	(1,062)

Adjusted net earnings	$861,820	$531,717	$358,569

Basic Earnings Per Share:
Reported net earnings	$5.81	$4.05	$2.36
Goodwill amortization	—	—	0.42
Tax effect of goodwill amortization	—	—	(.01)

Adjusted net earnings per share — basic	$5.81	$4.05	$2.77

Diluted Earnings Per Share:
Reported net earnings	$5.63	$3.91	$2.29
Goodwill amortization	—	—	0.41
Tax effect of goodwill amortization	—	—	(.01)

Adjusted net earnings per share — diluted	$5.63	$3.91	$2.69

      Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 7 to 20 years, and assessed for recoverability by an analysis of the undiscounted future cash flows generated by the underlying assets. In 2001, the Company recorded pre-tax asset impairment losses totaling $16.6 million, of which $13.5 million related to the Company’s decision to discontinue its small-ticket lease origination business and $3.1 million related to Micro General’s decision to discontinue its wholesale international long distance business. These amounts are included as part of the $10.0 million after tax charges the Company recorded in the fourth quarter of 2001.

Capitalized Software

      Computer software development costs are accounted for in accordance with either SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” or with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” After the technological feasibility of the software has been established (for SFAS No. 86 software) or at the beginning of application development (for SOP 98-1 software), material software development costs, which include salaries and related payroll costs incurred during development, are capitalized. Purchased software is recorded at cost. Research and development costs incurred prior to the establishment of technological feasibility (for SFAS No. 86 software) or prior to application development (for SOP 98-1 software) of a product are expensed as incurred. The cost of capitalized software is amortized on a product-by-product basis commencing on the date of general release of the products for internally developed software and the date of purchase for purchased software.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003 and December 31, 2002, capitalized software costs were $344.0 million, less accumulated amortization of $53.9 million and $127.7 million, less accumulated amortization of $19.2 million, respectively. The increase in capitalized software costs is due to our acquisition of FIS in April 2003 (see Note B).

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

Property and Equipment

      Property and equipment are recorded at cost, less depreciation. Depreciation is computed primarily using the straight-line method based on the estimated useful lives of the related assets which range from 3 to 30 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the applicable lease or the estimated useful lives of such assets.

Reserve for Claim Losses

      The Company’s reserve for claim losses includes known claims as well as losses the Company expects to incur, net of recoupments. Each known claim is reserved based on a review by the Company as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims which are incurred but not reported are established at the time premium revenue is recognized based on historical loss experience and other factors, including industry trends, claim loss history, current legal environment, geographic considerations and type of policy written.

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

Secured Trust Deposits

      In the state of Illinois, a trust company is permitted to commingle and invest customers’ assets with those of the Company, pending completion of real estate transactions. Accordingly, the Company’s Consolidated Balance Sheets reflects a secured trust deposit liability of $671.9 million and $750.9 million at December 31, 2003 and 2002, respectively, representing customers’ assets held by us and corresponding assets including cash and investments pledged as security for those trust balances.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

      Title Segment. Direct title insurance premiums and escrow and other title related fees are recognized as revenue at the time of closing of the related transaction as the earnings process is considered complete. Agency title insurance premiums are recognized as revenue when policies are reported to the Company and are recorded as revenue on a gross basis (before the deduction of agent commissions). In addition, the Company accrues for unreported agency title insurance premiums based on historical reporting patterns of its agents and current trends.

      Financial Institution Processing and Outsourcing Segment. The Company, through its FIS subsidiary, recognizes software maintenance and license fees in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, entitled “Software Revenue Recognition” and SOP 98-9, entitled “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable. Software licensed with post-contract customer support includes rights to upgrades, when and if available, telephone support, updates and bug fixes. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company determines the fair value of each element in multi-element arrangements based on vendor-specific objective evidence (“VSOE”). VSOE for each element is based on the price charged when the same element is sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the term of the agreement. The Company records deferred revenue for maintenance amounts invoiced prior to revenue recognition.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts receivable. Billings in excess of revenue recognized on service contracts are recorded as deferred revenue until revenue recognition criteria are met.

      Revenues from default management services are recognized over the period the related services are provided.

      Real Estate Information Services and Corporate and Other Segments. Revenues from real estate information services and other income are recognized over the period the related services are provided.

      Specialty Insurance Segment. Revenues from home warranty and homeowners insurance policies are recognized over the life of the policy, which is one year. Revenues and commissions related to the sale of flood insurance are recognized when the policy is reported.

Earnings Per Share

      Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings available to common stockholders plus the impact of assumed conversions of dilutive potential securities. The Company has granted certain options, warrants and restricted stock, which have been treated as common share equivalents for purposes of calculating diluted earnings per share.

      The following table presents the computation of basic and diluted earnings per share before cumulative effect of a change in accounting principle:

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Basic and diluted earnings before cumulative effect of a change in accounting principle	$861,820	$531,717	$311,185

Weighted average shares outstanding during the year, basic basis	148,275	131,135	129,316
Plus: Common stock equivalent shares assumed from conversion of options	4,896	4,736	3,873

Weighted average shares outstanding during the year, diluted basis	153,171	135,871	133,189

Basic earnings per share before cumulative effect of a change in accounting principle	$5.81	$4.05	$2.41

Diluted earnings per share before cumulative effect of a change in accounting principle	$5.63	$3.91	$2.34

      Options to purchase 1,759,782 shares, 93,665 shares and 285,615 shares of the Company’s common stock for the years ended December 31, 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

Stock-Based Compensation Plans

      Prior to 2003, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant; therefore no stock-based compensation cost had been reflected in net earnings.

      During 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003. Under the fair value method of accounting, compensation cost

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is measured based on the fair value of the award at the grant date and recognized over the service period. The Company has elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. Prior year financial statements were not restated.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period (see Note L):

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Net earnings, as reported	$861,820	$531,717	$305,476
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	5,906	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(14,484)	(13,509)	(17,162)

Pro forma net earnings	$853,242	$518,208	$288,314

Earnings per share:
Basic — as reported	$5.81	$4.05	$2.36
Basic — pro forma	$5.75	$3.95	$2.23
Diluted — as reported	$5.63	$3.91	$2.29
Diluted — pro forma	$5.55	$3.81	$2.16

Share and Per Share Restatement

      On January 27, 2004, the Company declared a 10% stock dividend to stockholders of record on February 12, 2004, payable on February 26, 2004. On April 22, 2003, the Company declared a five-for-four (5:4) stock split payable May 23, 2003 to stockholders of record on May 9, 2003. On April 24, 2002, the Company declared a 10% stock dividend to stockholders of record on May 9, 2002, payable on May 23, 2002. On July 24, 2001, the Company declared a 10% stock dividend to stockholders of record on August 9, 2001, payable on August 23, 2001. The fair value of the additional shares of common stock issued in connection with the 10% stock dividends was credited to additional paid-in capital and a like amount charged to retained earnings during 2002 and 2001. Fractional shares were paid in cash.

      All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, in the Consolidated Financial Statements and Notes thereto have been retroactively adjusted to reflect the stock split and the stock dividends.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain Reclassifications

      Certain reclassifications have been made in the 2002 and 2001 Consolidated Financial Statements to conform to the classifications used in 2003.

Relocation of Corporate Headquarters

      During the third quarter of 2003, the Company relocated its corporate headquarters to Jacksonville, Florida. As a result of the relocation the Company incurred a pre-tax expense in accordance with SFAS No. 146 of $12.9 million relating to relocation costs and lease abandonment costs. $7.9 million of these expenses are included in personnel costs and $5.0 million are included in other operating expenses in the Consolidated Statement of Earnings for the year ended December 31, 2003. As of December 31, 2003, the Company had a remaining payable of $1.3 million related to these costs, the majority of which will be paid in the first quarter of 2004.

B. Acquisitions

      The results of operations and financial position of the entities acquired during any year are included in the Consolidated Financial Statements from and after the date of acquisition.

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

      The Company acquired FIS for approximately $1,069.6 million (including the payment for certain working capital adjustments and estimated transaction costs), consisting of $794.6 million in cash and $275.0 million of the Company’s common stock. The Company funded the cash portion of the purchase price through the issuance of $250.0 million aggregate principal amount of 5.25% notes due March 15, 2013 (See Note G, and $544.6 million in available cash. The stock portion of the purchase price resulted in the issuance of 11,206,692 shares of the Company’s common stock to ALLTEL.

      In connection with the closing of the acquisition, the Company entered into a stockholder’s agreement, a non-competition agreement and certain transition agreements with ALLTEL. The stockholder’s agreement: (1) restricts the sale by ALLTEL of the Company’s common stock received in the transaction for a period of one year unless the Company consents to such sale or transfer or certain events set forth in the stockholder’s agreement with ALLTEL and the Company occur prior to the expiration of the one-year lock-up, (2) grants ALLTEL the right to designate one nominee to the Company’s Board of Directors, so long as it continues to hold at least 50% of the shares of the Company’s common stock received in the transaction, and (3) grants ALLTEL certain registration rights with respect to the Company’s common stock it receives in the transaction. The non-competition agreement prohibits, with certain exceptions, ALLTEL and its affiliates from engaging in the business relating to the assets acquired by the Company for a period of two years after the transaction.

      The Company allocated the purchase price as follows: $450.7 million to goodwill; $348.0 million to other intangible assets, namely acquired customer relationship intangibles; and $95.0 million to capitalized software based on studies and valuations that are currently being finalized. Such purchase accounting adjustments may be refined as additional information becomes available. The Company is amortizing the other intangible assets using an accelerated method which takes into consideration expected customer attrition rates over a 10-year period. The acquired software is amortized over a seven-year period using an accelerated method that contemplates the period of

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected economic benefit and future enhancements to the underlying software. Under the terms of the stock purchase agreement, the Company made a joint election with ALLTEL to treat the acquisition as a sale of assets in accordance with Section 338 (h) (10) of the Internal Revenue Code, which resulted in the revaluation of the assets acquired to fair value. As such, the fair value assignable to the historical assets, as well as intangible assets and goodwill, will be deductible for federal and state income tax purposes.

      The assets acquired and liabilities assumed in the FIS acquisition were as follows (dollars in thousands):

Tangible and amortizable intangible assets acquired at fair value	$741,960
Goodwill	450,743
Liabilities assumed at fair value	(123,082)

Total purchase price	$1,069,621

      Selected unaudited pro forma combined results of operations for the years ended December 31, 2003 and 2002, assuming the acquisition had occurred as of January 1, 2002, and using actual general and administrative expenses prior to the acquisition, are set forth below:

	Year Ended December 31,

	2003	2002

Total revenue	$7,926,190	$5,903,150
Net earnings	$878,864	$583,206
Basic earnings per share	$5.98	$4.10
Diluted earnings per share	$5.80	$3.97

Other Transactions:

Hansen Quality Loan Services, LLC

      On February 27, 2004, the Company acquired the remaining 44% interest in Hansen Quality Loan Services, LLC (“Hansen”) that it did not already own for approximately $34.0 million, consisting of approximately $25.5 million in cash and $8.5 million of the Company’s common stock. The stock portion of the purchase price resulted in the issuance of 220,396 shares of the Company’s common stock, which is restricted from sale to the public. Hansen provides collateral risk assessment and valuation services for real estate mortgage financing.

Aurum Technology, Inc.

      On March 11, 2004, the Company acquired Aurum Technology, Inc. (“Aurum”) for approximately $305.0 million, composed of approximately $185.0 million in cash and $120.0 million in shares of its common stock. Aurum is a provider of outsourced and in-house information technology solutions for the community bank and credit union markets.

Sanchez Computer Associates, Inc.

      On January 27, 2004, the Company signed a merger agreement with Sanchez Computer Associates, Inc. (“Sanchez” — NASDAQ:SCAI), pursuant to which the Company will acquire all of the outstanding common stock of Sanchez for approximately $175.0 million. Under the terms of the merger agreement, total consideration for each share of Sanchez common stock will be $6.50, composed of $3.25 in cash and $3.25 in shares of the Company’s common stockSanchez stockholders will have the option to elect any combination of cash and stock, subject to proration such that the overall limitation for the consideration in the transaction will be 50% cash compensation and 50% compensation in the form of our common stock. The Company has entered into voting agreements to support the transaction with Sanchez stockholders holding in excess of 40% of the common stock vote. The transaction is

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to close in the second quarter of 2004, subject to the approval by Sanchez shareholders and customary regulatory and other conditions.

      Sanchez develops and markets scalable and integrated software and services that provide banking, customer integration, outsourcing and wealth management solutions to financial institutions in several countries. Sanchez’ primary product offering is Sanchez Profile TM, a real-time, multi-currency, strategic core banking deposit and loan processing system that can be utilized on both an outsourced and in-house basis.

American Pioneer Title Insurance Company

      On October 27, 2003, the Company signed a definitive agreement to acquire American Pioneer Title Insurance Company (“APTIC”) for an estimated cash purchase price of $115.0 million, subject to certain equity adjustments. The transaction is subject to regulatory approvals and is expected to close in the first quarter of 2004. APTIC is a 45-state licensed title insurance underwriter with significant agency operations and computerized title plant assets in the state of Florida. APTIC will operate under the Company’s Ticor Title brand.

LandCanada

      On October 9, 2003, the Company acquired LandCanada, a provider of title insurance and related mortgage document production in Canada, for approximately $17.6 million in cash.

Fidelity National Information Solutions, Inc.

      On September 30, 2003, the Company acquired the outstanding minority interest of FNIS, its majority-owned real estate information services public subsidiary, whereby FNIS became a wholly-owned subsidiary of the Company. In the acquisition, each share of FNIS common stock (other than FNIS common stock the Company already owned) was exchanged for 0.83 shares of the Company’s common stock. The Company issued 14,292,858 shares of its common stock to FNIS stockholders in the acquisition. The Company has allocated $154.8 million of the purchase price to goodwill and $88.9 million of the purchase price to other intangible assets and capitalized software based on preliminary studies and valuations that are being finalized. Such purchase accounting adjustments may be refined as additional information becomes available.

      The acquisition of the minority interest of FNIS on September 30, 2003 allowed the Company to more fully capitalize on the significant technology resources of FIS, which the Company acquired on April 1, 2003, by combining all technology resources within one integrated organization. The Company’s data center activities have historically been managed by FNIS. However, with the acquisition of the minority interest of FNIS, the Company has migrated all of its data center activities from FNIS to the existing FIS platforms as of September 30, 2003. As a result of this decision to transfer all data center operations and projects from FNIS to FIS, the Company incurred a pre-tax expense in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), of $26.3 million relating to hardware/software and leasehold improvement write-offs and contract termination costs; $8.9 million of these expenses are included in realized gains, net and $17.4 million are included in other operating expenses in the Consolidated Statements of Earnings for the year ended December 31, 2003.

WebTone Technologies, Inc.

      On September 2, 2003, the Company acquired WebTone Technologies, Inc. (“WebTone”) for approximately $90.0 million in cash. WebTone is the developer of the TouchPoint® suite of customer interactive management solutions for financial services organizations.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ANFI, Inc.

      On March 26, 2003, the Company merged with ANFI, Inc. (“ANFI”), which is predominately a California underwritten title company, and ANFI became a wholly-owned subsidiary of the Company. In the merger, each share of ANFI common stock (other than ANFI common stock the Company already owned) was exchanged for 0.454 shares of the Company’s common stock. The Company issued 5,183,103 shares of its common stock to the ANFI stockholders in the merger.

Lenders Service, Inc.

      On February 10, 2003, the Company acquired Lenders Service, Inc., a Delaware corporation (“LSI”), for approximately $75.0 million in cash. LSI is a provider of appraisal, title and closing services to residential mortgage originators.

Bankers Insurance Group

      On January 9, 2003, the Company acquired certain assets of Bankers Insurance Group (“Bankers”) for approximately $41.6 million in cash. The assets include the right to issue new and renewal flood insurance policies underwritten by Bankers and its subsidiaries, Bankers Insurance Company, Bankers Security Insurance Company and First Community Insurance Company (“FCIC”). As part of the transaction, the Company also acquired FCIC, a fifty-state licensed insurance carrier, to act as the underwriter for the policies. FCIC has been subsequently renamed Fidelity National Property and Casualty Insurance, Inc.

Acquisition of Micro General Corporation by FNIS

      On July 9, 2002, FNIS acquired Micro General, the Company’s majority-owned public subsidiary, through a tender offer and subsequent short-form merger. Under the terms of the tender offer and merger, each share of Micro General common stock was exchanged for 0.696 shares of FNIS common stock. FNIS issued approximately 12.9 million shares of common stock to Micro General stockholders. In the Company’s Consolidated Financial Statements, this transaction is accounted for in accordance with SFAS No. 141 and FASB Technical Bulletin 85-5. Accordingly, FNIS’s acquisition of the minority stockholders’ interest in Micro General (the “noncontrolled equity interest”) was recognized by the Company as the acquisition of shares from a minority interest, which is accounted for by the purchase method under SFAS No. 141. FNIS’s acquisition of the Company’s interest in Micro General (the “controlled equity interest”) is not considered a business combination and, therefore, the Company recognized the related assets and liabilities transferred from the controlled equity interest in Micro General to FNIS at their historical carrying values. The market price per share of FNIS common stock that was issued to Micro General minority stockholders in this transaction exceeded the Company’s carrying amount per share of FNIS common stock, resulting in an increase of $100.4 million to the Company’s consolidated equity and an increase in net assets, the majority of which was goodwill.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Homebuilders Financial Network, Inc.

      On May 23, 2002, the Company acquired a 75% interest in Homebuilders Financial Network, Inc., a provider of outsource mortgage loan fulfillment services to homebuilders, for approximately $21.0 million in cash.

VISTA

      On August 1, 2001, the Company acquired approximately 80% of the outstanding common stock of FNIS, formerly VISTA, a provider of real estate information products and services, including multiple listing services and environmental data and disclosure information businesses. In consideration for this acquisition, the Company contributed its wholly-owned tax, credit, flood, appraisal, property records (IDM) and multiple listing service (Risco) businesses to the former Vista entity and as a result, immediately following the consummation of the transaction, the Company owned approximately 80% of the combined entity. For the period from August 1, 2001, the acquisition date, through December 31, 2003, the results of the former operations of Vista are included in the Company’s Consolidated Financial Statements.

Risco, Inc.

      On June 19, 2001 the Company acquired Risco, Inc. (“Risco”), a multiple listing service vendor in the United States, for approximately $12.0 million in cash. The acquisition was accounted for as a purchase.

International Data Management Corporation

      On January 3, 2001, the Company acquired International Data Management Corporation (“IDM”), a provider of real estate information services, for $20.8 million in cash. IDM’s real estate information databases contain real property ownership and sales records from the continental United States. The acquisition was accounted for as a purchase.

C. Investments

      The carrying amounts and fair values of the Company’s fixed maturity securities at December 31, 2003 and 2002 are as follows:

	December 31, 2003

			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
Fixed maturity investments (available for sale):
U.S. government and agencies	$522,376	$515,149	$7,339	$(112)	$522,376
States and political subdivisions	561,337	541,080	20,448	(191)	561,337
Corporate debt securities	544,218	543,276	2,178	(1,236)	544,218
Foreign government bonds	3,536	3,522	14	—	3,536
Mortgage-backed securities	64,767	63,400	1,367	—	64,767

	$1,696,234	$1,666,427	$31,346	$(1,539)	$1,696,234

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2002

			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
Fixed maturity investments (available for sale):
U.S. government and agencies	$643,767	$625,710	$18,059	$(2)	$643,767
States and political subdivisions	609,279	584,436	24,929	(86)	609,279
Corporate debt securities	215,702	208,919	8,759	(1,976)	215,702
Foreign government bonds	2,665	2,629	36	—	2,665
Mortgage-backed securities	92,770	90,263	2,507	—	92,770

	$1,564,183	$1,511,957	$54,290	$(2,064)	$1,564,183

      The change in unrealized gains (losses) on fixed maturities for the years ended December 31, 2003, 2002, and 2001 was $(22.4) million, $27.3 million and $2.6 million, respectively.

      The following table presents certain information regarding contractual maturities of the Company’s fixed maturity securities at December 31, 2003:

	December 31, 2003

	Amortized	% of		% of
Maturity	Cost	Total	Fair Value	Total

	(Dollars in thousands)
One year or less	$138,013	8.3%	$139,354	8.2%
After one year through five years	906,959	54.4	923,930	54.5
After five years through ten years	315,922	19.0	325,031	19.2
After ten years	242,133	14.5	243,152	14.3
Mortgage-backed securities	63,400	3.8	64,767	3.8

	$1,666,427	100.0%	$1,696,234	100.0%

Subject to call	$151,101	9.1%	$155,696	9.2%

      Fixed maturity securities valued at approximately $79.8 million and $61.3 million were on deposit with various governmental authorities at December 31, 2003 and 2002, respectively, as required by law.

      Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

      Equity securities at December 31, 2003 and 2002 consist of investments in various industry groups as follows:

	December 31,

	2003		2002

		Fair		Fair
	Cost	Value	Cost	Value

	(Dollars in thousands)
Banks, trust and insurance companies	$1	$5	$6,991	$8,634
Industrial, miscellaneous and all other	57,917	70,613	55,199	65,767

	$57,918	$70,618	$62,190	$74,401

      The carrying value of the Company’s investment in equity securities is fair value. As of December 31, 2003, gross unrealized gains and gross unrealized losses on equity securities were $13.0 million and $0.3 million,

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Gross unrealized gains and gross unrealized losses on equity securities were $15.4 million and $3.2 million, respectively, as of December 31, 2002.

      The change in unrealized gains (losses) on equity securities for the years ended December 31, 2003, 2002 and 2001 was $0.5 million, $9.0 million and $16.2 million, respectively.

      Interest and investment income consists of the following:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Cash and cash equivalents	$2,002	$1,691	$3,038
Fixed maturity securities	47,335	57,017	58,279
Equity securities	1,774	1,662	5,158
Short-term investments	7,500	11,637	19,591
Notes receivable	1,734	2,570	3,583

	$60,345	$74,577	$89,649

      Net realized gains (losses) amounted to $106.4 million, $15.5 million and $9.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Included in 2003 net realized gains is a $51.7 million realized gain as a result of InterActive Corp’s acquisition of Lending Tree Inc. and the subsequent sale of the Company’s InterActive Corp common stock and a realized gain of $25.0 million on the sale of New Century Financial Corporation common stock. Included in 2002 net realized gains are other-than-temporary impairment losses of $11.3 million recorded on CKE Restaurants, Inc. during the fourth quarter of 2002 and $3.3 million recorded on MCI WorldCom bonds in the second quarter of 2002. Included in 2001 net realized gains is an other-than-temporary impairment loss of $4.4 million recorded on Enron Corporation bonds. All amounts are before applicable income taxes.

      During the years ended December 31, 2003, 2002 and 2001, gross realized gains on sales of fixed maturity securities considered available for sale were $18.5 million, $26.1 million and $16.5 million, respectively; and gross realized losses were $2.2 million, $7.7 million and $7.3 million, respectively. Gross proceeds from the sale of fixed maturity securities considered available for sale amounted to $1,451.7 million, $776.9 million and $516.5 million during the years ended December 31, 2003, 2002 and 2001, respectively.

      During the years ended December 31, 2003, 2002 and 2001, gross realized gains on sales of equity securities considered available for sale were $104.1 million, $26.6 million and $18.4 million, respectively; and gross realized losses were $8.1 million, $53.9 million and $36.1 million, respectively. Gross proceeds from the sale of equity securities amounted to $793.4 million, $351.4 million and $376.3 million during the years ended December 31, 2003, 2002 and 2001, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003 were as follows:

	Less than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government and agencies	$94,503	$(112)	$—	$—	$94,503	$(112)
States and political subdivisions	42,539	(191)	—	—	42,539	(191)
Mortgage-backed securities	2,782	—	—	—	2,782	—
Corporate debt securities	135,561	(1,225)	2,712	(11)	138,273	(1,236)
Equity securities	33,196	(348)	—	—	33,196	(348)

Total temporary impaired securities	$308,581	$(1,876)	$2,712	$(11)	$311,293	$(1,887)

      The majority of the Company’s unrealized losses relate to its portfolio of corporate debt securities. The unrealized losses on corporate debt securities were caused by interest rate increases. Since the decline in fair value is attributable to changes in interest rates and not credit quality, and the Company has the intent and ability to hold these securities, the Company does not consider these investments other-than-temporarily impaired.

D. Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2003	2002

	(Dollars in thousands)
Land	$15,487	$7,199
Buildings	89,893	24,754
Leasehold improvements	71,261	56,947
Furniture, fixtures and equipment	406,060	213,608

	582,701	302,508
Accumulated depreciation and amortization	(264,888)	(136,913)

	$317,813	$165,595

E. Other Intangible Assets

      Other intangible assets consist of the following:

	December 31,

	2003	2002

	(Dollars in thousands)
Customer relationships	$428,008	$2,195
Contracts	127,428	19,348
Other	54,642	45,044

	610,078	66,587
Accumulated amortization	(80,138)	(9,710)

	$529,940	$56,877

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization expense for amortizing intangible assets was $71.2 million, $6.1 million and $2.6 million for the years ended December 31, 2003, 2002 and 2001, respectively, and is amortized over a period of 5 to 20 years. Estimated amortization expense for the next five years is $103.8 million in 2004, $92.9 million in 2005, $82.4 million in 2006, $70.5 million in 2007 and $57.8 million in 2008.

F. Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consist of the following:

	December 31,

	2003	2002

	(Dollars in thousands)
Salaries and incentives	$233,649	$155,311
Accrued benefits	193,257	143,378
Trade accounts payable	128,808	82,922
Accrued recording fees and transfer taxes	53,276	51,499
Accrued premium taxes	37,832	40,328
Other accrued liabilities	204,006	159,909

	$850,828	$633,347

G. Notes Payable

      Notes payable consist of the following:

	December 31,

	2003	2002

	(Dollars in thousands)
Syndicated credit agreement, unsecured, interest due quarterly at LIBOR plus 0.50% (1.64% at December 31, 2003), unused portion of $625,000 at December 31, 2003	$75,000	$—
Syndicated credit agreement, unsecured, interest due quarterly at LIBOR plus 1.00% (2.38% at December 31, 2002)	—	120,349
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	249,236	249,135
Unsecured notes net of discount, interest payable semi-annually at 5.25%, due March 2013	248,274	—
Lease-backed notes, secured by security interest in certain leases and underlying equipment, interest due monthly at various fixed rates ranging from 5.65% — 9.00%, due at various dates in 2007	31,946	65,071
Bank promissory notes, secured by equipment, principal and interest due monthly with various interest rates and maturities	13,155	26,301
Bank promissory notes, secured by security interests in certain leases and underlying equipment, interest due monthly at various fixed rates (5.90% — 10.5% at December 31, 2003), due at various maturities	19,667	16,340
Other promissory notes with various interest rates and maturities	21,908	16,262

	$659,186	$493,458

      The carrying value of the Company’s notes payable, excluding lease-backed notes payable, was approximately $31.4 million lower than its estimated fair value at December 31, 2003. At December 31, 2002, the carrying value of

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s outstanding notes payable, excluding lease-backed notes, approximated estimated fair value. The fair value of the Company’s unsecured notes payable is based on established market prices for the securities on December 31, 2003 and 2002. The fair value of the Company’s remaining fixed rate and variable rate notes payable is estimated using discounted cash flow analyses based on current market interest rates and comparison of interest rates being paid to the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

      During 2003, the Company entered into a new credit agreement providing for a $700.0 million, 5-year revolving credit facility due November 4, 2008. The new credit agreement bears interest at a variable rate based on the debt ratings assigned to the Company by certain independent agencies, and is unsecured. The current interest rate under the new credit agreement is LIBOR plus 0.50%. In addition, the Company pays a 0.15% facility fee on the entire facility.

      On November 5, 2003, the Company terminated its prior credit agreement, which provided for two distinct credit facilities:

•	$250.0 million, 6 year revolving credit facility due March 19, 2006; and

•	$450.0 million term loan facility with a 6 year amortization period, due March 19, 2006.

      The prior credit agreement bore interest at a variable rate of interest based on the debt ratings assigned to the Company by certain independent agencies, and was unsecured. The interest rate on the prior credit agreement was LIBOR plus 1.00%. The prior credit agreement was paid in full on October 31, 2003.

      The new credit agreement and other debt facilities impose certain affirmative and negative covenants on the Company relating to current debt ratings, certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions and restricted payments, and certain dividend restrictions. The Company is in compliance with all of its debt covenants as of December 31, 2003.

      On August 20, 2001, the Company completed a public offering of $250.0 million aggregate principal amount of 7.3% notes due August 15, 2011. The notes were priced at 99.597% of par to yield 7.358% annual interest. As such, the Company recorded a discount of $1.0 million, which is netted against the $250.0 million aggregate principal amount of notes. The discount is amortized to interest expense over 10 years, the term of the notes. The Company received net proceeds of $247.0 million, after expenses, which were used to pay down a portion of the $450.0 million, 6-year term loan facility under our prior credit agreement.

      On March 11, 2003, the Company issued $250.0 million aggregate principal amount of 5.25% notes, which are unsecured. The notes were priced at 99.247% of par to yield 5.433% annual interest. As such, the Company recorded a discount of $1.9 million, which is netted against the $250.0 million aggregate principal amount of notes. The discount is amortized to interest expense over 10 years, the term of the notes. The Company received net proceeds of approximately $246.2 million, after expenses, which was used to pay a portion of the $1,069.6 million purchase price for FIS. See Note B. Interest is payable semiannually and the notes are due in March 2013.

      Principal maturities at December 31, 2003, are as follows (dollars in thousands):

2004	$40,032
2005	10,209
2006	3,075
2007	33,063
2008	75,297
Thereafter	497,510

$659,186

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H. Income Taxes

      Income tax expense consists of the following:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Current	$449,172	$266,913	$159,580
Deferred	90,671	39,555	49,908

	539,843	306,468	209,488
Cumulative effect of a change in accounting principle	—	—	(3,035)

	$539,843	$306,468	$206,453

      A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended
	December 31,

	2003	2002	2001

Federal statutory rate	35.0%	35.0%	35.0%
Federal benefit of state taxes	(1.2)	(0.9)	(1.1)
Tax exempt interest income	(0.5)	(0.8)	(1.6)
State income taxes	3.4	2.6	3.1
Goodwill amortization	—	—	3.7
Non-deductible expenses	0.9	0.2	0.7
Foreign taxes, net of credit	0.2	—	—
Other	0.2	(0.1)	0.3

	38.0%	36.0%	40.1%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant components of deferred tax assets and liabilities at December 31, 2003 and 2002 consist of the following:

	December 31,

	2003	2002

	(Dollars in thousands)
Deferred Tax Assets:
Employee benefit accruals	$56,802	$44,175
Pension	25,461	21,698
Insurance reserve discounting	25,443	74,580
Deferred revenue	23,199	14,781
Net operating loss carryforward	17,004	5,723
Other	15,801	13,296
State income taxes	15,165	9,704
Accrued liabilities	14,432	11,042
Lease accounting	4,074	3,271
Bad debts	—	1,458

	197,381	199,728
Less: Valuation allowance	(2,845)	—

Total deferred tax assets	194,536	199,728
Deferred Tax Liabilities:
Amortization of goodwill and intangible assets	(113,162)	(25,184)
Other	(75,407)	(40,506)
Title plant	(54,758)	(53,994)
Depreciation	(21,463)	(3,527)
Investment securities	(8,810)	(19,703)
Bad debts	(5,160)	—
Section 338(h) (10) gain deferral	—	(1,257)

Total deferred tax liabilities	(278,760)	(144,171)

Net deferred (liability) tax asset	$(84,224)	$55,557

      Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its net deferred tax assets or realization of its deferred tax assets will coincide with the turnaround in its deferred tax liabilities. A valuation allowance will be established for any portion of a deferred tax asset that management believes may not be realized. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.

      At December 31, 2003, the Company has a net operating loss carryforward of $45.2 million and a foreign tax credit carryforward of $2.8 million, against which there is a full valuation allowance. The net operating losses expire between 2019 and 2023 and the foreign tax credit expires in 2008.

      Tax benefits of $18.9 million, $21.3 million and $8.8 million associated with the exercise of employee stock options were allocated to stockholders’ equity for the years ended December 31, 2003, 2002 and 2001, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

I.	Summary of Reserve for Claim Losses

      A summary of the reserve for claim losses follows:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Beginning balance	$887,973	$881,053	$907,482
Reserves assumed	8,622 (1)	—	—
Claim loss provision related to:
Current year	241,773	207,290	161,669
Prior years	13,921	(29,899)	(26,945)

Total claim loss provision	255,694	177,391	134,724
Claims paid, net of recoupments related to:
Current year	(11,946)	(10,058)	(9,387)
Prior years	(200,126)	(160,413)	(151,766)

Total claims paid, net of recoupments	(212,072)	(170,471)	(161,153)

Ending balance	$940,217	$887,973	$881,053

Provision for claim losses as a percentage of title insurance premiums	5.4%	5.0%	5.0%

(1)	The Company assumed LSI’s and ANFI’s outstanding reserve for claim losses in connection with their acquisitions in 2003.

      The unfavorable development on the prior years’ loss reserves during 2003 reflects the slight increase in loss payments during 2003 on previous policy years, resulting in an increase in estimated ultimate losses in previous policy years. The favorable development on prior years’ loss reserves during 2002 and 2001 was attributable to lower than expected payment levels on recent issue years which included periods of increased resale activity as well as a high proportion of refinance business. As a result, title policies issued in prior years have been replaced by the more recently issued policies, therefore generally terminating much of the loss exposure on the previously issued policies.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Three class action lawsuits were filed in June 2003 alleging breach of FNIS’ fiduciary duties in connection with the Company’s acquisition of the outstanding minority interest of FNIS. These actions have recently been consolidated and are pending in the Chancery Court of Delaware. FNIS has retained counsel to represent them and the named members of their board of directors, three of whom are also directors of the Company. These actions are not being actively prosecuted and the Company and FNIS believe the lawsuits are without merit.

      Several class actions are pending alleging improper rates were charged for title insurance. Three class action cases were filed in New York and have been consolidated for further proceedings. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. Similar allegations have been made in class actions filed in Minnesota, Ohio and Pennsylvania. Two class actions, one in California and one in Michigan allege the company violated the Real Estate Settlement Procedures Act (“RESPA”) and state law by giving favorable discounts or rates to builders and developers. The actions seek refunds of the premiums charged and additional damages. The Company intends to vigorously defend these actions.

      Several class actions are pending alleging that the Company imposed improper charges in closing real estate transactions. A class action pending in New Jersey alleges the company has charged twice for fees to record satisfactions of mortgages, and charged for satisfactions that were not recorded. Two other class actions pending in Indiana allege the Company overcharged recording fees. A class action in Pennsylvania alleges overcharges of notary fees. Another in Illinois alleges an improper markup of courier fees, and although the trial court recently dismissed this case, the plaintiff may appeal. The actions seek refunds of the charges. The Company intends to vigorously defend these actions.

      Three pending class actions in California allege the Company failed to pay overtime charges to its escrow officer employees as required by law and regulation. These actions seek payment of wages allegedly due to the purported class. The Company intends to vigorously defend these actions.

      A California class action alleges the Company takes “rebates and kickbacks” in outsourcing its trustee foreclosure business. The Company intends to vigorously defend this action.

      A class action is pending in California alleging that the Company violated the Telephone Consumer Protection Act by sending unsolicited facsimile advertising. Plaintiffs seek statutory damages. The Company intends to vigorously defend this action.

      In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. The Company has a contingent liability relating to proper disposition of these balances for our customers, which amounted to $7.6 billion at December 31, 2003. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2003 related to these arrangements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company leases certain of its premises and equipment under leases which expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years.

      Future minimum operating lease payments are as follows (dollars in thousands):

2004	$132,195
2005	105,355
2006	80,125
2007	59,165
2008	36,110
Thereafter	56,554

Total future minimum operating lease payments	$469,504

      Rent expense incurred under operating leases during the years ended December 31, 2003, 2002 and 2001, was $165.9 million, $126.0 million and $108.8 million, respectively.

K. Regulation and Stockholders’ Equity

      Our insurance subsidiaries, including underwriters, underwritten title companies and independent agents, are subject to extensive regulation under applicable state laws. Each of the insurance underwriters is subject to a holding company act in its state of domicile which regulates, among other matters, the ability to pay dividends and investment policies. The laws of most states in which the Company transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting principles, financial practices, establishing reserve and capital and surplus as regards policyholders (“capital and surplus”) requirements, defining suitable investments for reserves and capital and surplus and approving rate schedules.

      Pursuant to statutory accounting requirements of the various states in which the Company’s title insurance subsidiaries are licensed, they must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten or the age and dollar amount of statutory premiums written. As of December 31, 2003, the combined statutory unearned premium reserve required and reported for the Company’s title insurance subsidiaries was $1,012.2 million.

      The insurance commissioners of their respective states of domicile regulate the Company’s title insurance subsidiaries. Regulatory examinations usually occur at three-year intervals, and certain of these examinations are currently ongoing.

      The Company’s insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2003. $1,522.3 million of the Company’s net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2004, the Company’s title insurance subsidiaries can pay or make distributions to the Company of approximately $247.3 million.

      The combined statutory capital and surplus of the Company’s title insurance subsidiaries was $930.3 million, $614.8 million and $514.7 million as of December 31, 2003, 2002 and 2001, respectively. The combined statutory earnings of the Company’s title insurance subsidiaries were $480.0, $162.6 million and $162.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a condition to continued authority to underwrite policies in the states in which the Company’s title insurance subsidiaries conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, the Company’s escrow and trust business is subject to regulation by various state banking authorities.

      Pursuant to statutory requirements of the various states in which the Company’s title insurance subsidiaries are domiciled, they must maintain certain levels of minimum capital and surplus. Each of the Company’s title underwriters has complied with the minimum statutory requirements as of December 31, 2003.

      The Company’s underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth of $7.5 million, $2.5 million, $3.0 million and $400 is required for Fidelity National Title Company, Fidelity National Title Company of California, Chicago Title Company and Ticor Title Company of California, respectively. The Company is in compliance with all of its respective minimum net worth requirements at December 31, 2003.

      On January 24, 2001, the Company issued 13,393,188 shares of its common stock at a public offering price of $20.14 per share. Proceeds from this offering, net of underwriting discounts and commissions and other related expenses, were $256.3 million. Net proceeds were primarily used to pay down existing indebtedness.

      On April 24, 2001, the Company’s Board of Directors authorized the Company to purchase up to 8,318,750 shares of its common stock. Purchases may be made from time to time by the Company in the open market or in block purchases or in privately negotiated transactions depending on market conditions and other factors. As part of this program, the Company repurchased in 2001 a total of 1,512,500 shares of common stock for $22.9 million, at an average price of $15.15 per share. In May 2002, the Company retired those 1,512,500 shares held as treasury stock.

      On April 24, 2002, the Company’s Board of Directors approved a three-year stock repurchase program. Purchases were made by the Company from time to time in the open market, in block purchases or in privately negotiated transactions. From May 15, 2002, through December 31, 2002, the Company repurchased a total of 2,798,358 shares of common stock for $61.2 million, or an average price of $21.87. The amount repurchased includes 604,546 shares of common stock purchased from certain of the Company’s officers and directors during the third quarter of 2002, of which 228,181 shares were accepted as full payment for certain notes receivable, including accrued interest. In December 2002, the Company retired 774,908 of these shares held as treasury stock, totaling $14.3 million. For the year ended December 31, 2003, the Company repurchased 1,775,400 shares of common stock for $45.4 million, or an average price of $25.60. In the fourth quarter of 2003, the Company retired 989,450 of these shares held as treasury stock, totaling $27.3 million. As a result of the increased cash dividend per share, the Company decided to suspend this stock repurchase program effective July 23, 2003; however, effective December 18, 2003, the stock repurchase program was reinstated.

      On January 27, 2004, the Company’s Board of Directors declared a 10% stock dividend to stockholders of record as of February 12, 2004, payable on February 26, 2004. On April 22, 2003, the Company’s Board of Directors declared a five-for-four (5:4) stock split payable May 23, 2003, to stockholders of record as of May 9, 2003. On April 24, 2002, the Company’s Board of Directors declared a 10% stock dividend to stockholders of record as of May 9, 2002, payable on May 23, 2002. On July 24, 2001, the Company declared a 10% stock dividend to stockholders of record on August 9, 2001, payable on August 23, 2001. The fair value of the additional shares of common stock issued in connection with the 10% stock dividends was credited to additional paid-in capital and a like amount charged to retained earnings during 2002 and 2001. Fractional shares were paid in cash. All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, in the Consolidated Financial Statements has been retroactively adjusted to reflect the stock split and stock dividends.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

L. Employee Benefit Plans

Stock Purchase Plan

      In 1987, stockholders approved the adoption of an Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, shares of the Company’s common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. The Company contributes varying amounts as specified in the ESPP. During the years ended December 31, 2003, 2002 and 2001, 1,315,065, 980,837 and 1,094,742 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $27.46, $20.57 and $16.03 per share, respectively. The Company contributed $9.2 million or the equivalent of 336,234 shares for the year ended December 31, 2003; $7.5 million or the equivalent of 366,765 shares for the year ended December 31, 2002 and $5.3 million or the equivalent of 327,198 shares for the year ended December 31, 2001 in accordance with the employer’s matching contribution.

401(k) Profit Savings Plan

      The Company offers the Fidelity National Financial, Inc. 401(k) Profit Sharing Plan (“401(k) Plan”), a qualified voluntary contributory savings plan, available to substantially all Fidelity employees. Eligible employees may contribute up to 15% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company matches 50% of each dollar of employee contribution up to six percent of the employee’s total compensation. The Company’s cost for the 401(k) Plan for the years ended December 31, 2003, 2002 and 2001 was $22.3 million, $17.5 million and $13.9 million, respectively.

Stock Option Plans

      The Company’s 1987 Stock Option Plan expired in December 1997. Options generally had a term of five to 11 years from date of grant, became exercisable at the discretion of the Board of Directors and were priced at not less than the fair market value on the date of grant. A total of 716,916 stock options were outstanding as of December 31, 2003. No further awards may be granted under this plan.

      The Company’s 1991 Stock Option Plan (“1991 Plan”) expired in March 2001. Options generally had a term of 12 years from the date of grant and were exercisable subject to the terms and conditions set by the Board of Directors. The price per share was determined at the date of grant and may be less than the fair market value of the common stock at the date of grant to reflect the application of the optionee’s deferred bonus, if applicable. The 1991 Plan allows for exercise prices with a fixed discount from the quoted market price. A total of 1,065,605 stock options were outstanding as of December 31, 2003. No further awards may be granted under this plan.

      In 2001, options were granted under the 1991 Plan at an exercise price of $14.34 to key employees of the Company who applied deferred bonuses expensed in 2000 amounting to $4.9 million to the exercise price. The exercise price of these options decreases approximately $.21 per year through 2006 and $.14 per year from 2007 through 2012, at which time the exercise price will be $12.47.

      The Company’s 1993 Stock Plan (“1993 Plan”) expired in June 2003. Options generally had a term of 10 years from the date of grant and were exercisable subject to the terms and conditions set by the Board of Directors. The per share option price was determined at the date of grant, provided that the price for incentive stock options shall not be less than 100% of their market value or award stock shares. A total of 774,875 stock options were outstanding as of December 31, 2003. No further awards may be granted under this plan.

      In connection with the 1998 acquisition of FNF Capital, Inc. (formerly known as “Granite”), which was accounted for as a pooling-of-interests, the Company assumed 1,140,855 options outstanding under Granite’s existing stock option plan (“Granite Plan”), of which 36,050 stock options were outstanding as of December 31, 2003. The Granite Plan provides that qualified stock options be granted at an exercise price equal to fair market

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value on the date of the grant with a term not to exceed 10 years. The Granite Plan provides that non-qualified stock options be granted at an exercise price not less than 85% of the fair market value on the date of grant with a term not to exceed 10 years.

      During 1998, stockholders approved the adoption of the 1998 Stock Incentive Plan (“1998 Plan”). The 1998 Plan authorizes up to 9,985,828 shares of common stock, plus an additional 366,025 shares of common stock on the date of each annual meeting of the stockholders of the Company, for issuance under the terms of the 1998 Plan. As of December 31, 2003, there were 5,391,686 options outstanding under this plan. The 1998 Plan provides for grants of “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and rights to purchase shares of common stock (“Purchase Rights”). The term of options may not exceed 10 years from the date of grant (five years in the case of a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company), and the right to exercise such options shall vest equally over three years. The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair market value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). There is no minimum purchase price for shares of common stock purchased pursuant to a Purchase Right, and any such purchase price shall be determined by the Board of Directors.

      In connection with the merger of Chicago Title, the Company assumed the options outstanding under Chicago Title’s existing stock option plans: the 1998 Long-Term Incentive Plan and the Director’s Stock Option Plan. Pursuant to the terms of the merger, options under these plans, totaling 5,304,456, became fully vested on March 20, 2000. The options granted in accordance with these two plans generally have a term of five to 10 years. As of December 31, 2003, there were 457,234 options outstanding under these plans.

      In 2001, stockholders approved the adoption of the 2001 Stock Incentive Plan (“2001 Plan”). The 2001 Plan authorized up to 4,026,275 shares of common stock, plus an additional 332,750 shares of common stock on the date of each annual meeting of stockholders of the Company, for issuance under the terms of the 2001 Plan. As of December 31, 2003, there were 769,595 options outstanding under this plan. The 2001 Plan provides for grants of “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, rights to purchase shares of common stock and deferred shares. The term of options may not exceed 10 years from the date of grant (five years in the case of an incentive stock option granted to a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company), and are exercisable subject to the terms and conditions set by the Board of Directors. The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). The option exercise price for each share granted pursuant to a nonqualified stock option may be less than the fair value of the common stock at the date of grant to reflect the application of the optionee’s deferred bonus, if applicable. The 2001 Plan allows for exercise prices with a fixed discount from the quoted market price. Options were granted in 2003 at an exercise price of $15.36 to key employees of the Company who applied deferred bonuses expensed in 2002 amounting to $4.6 million to the exercise price. Pursuant to the terms of the 2001 Plan, there are no future exercise price decreases to options granted under this Plan in 2003 and beyond. In 2002, options were granted at an exercise price of $11.41 to key employees of the Company who applied deferred bonuses expensed in 2001 amounting to $5.7 million to the exercise price. The exercise price of these options decreases approximately $.35 per year through 2007 and $.22 per year from 2008 through 2013, at which time the exercise price will be $8.33. The Company recorded compensation expense relating to the exercise price decrease in the 1991 and 2001 Plans of $370, $829 and $674, for the years ended December 31, 2003, 2002 and 2001, respectively.

      In 2003, the Company issued to its non-employee Directors and to certain of its employees, rights to purchase 879,450 shares of restricted common stock (“Restricted Shares”) of the Company, pursuant to the 2001 Plan. A

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of the Restricted Shares vest over a five-year period and a portion of the Restricted Shares vest over a four-year period, of which one-fifth vested immediately on the date of grant. The Company recorded compensation expense of $3.3 million and unearned compensation expense of $23.0 million in connection with the issuance of Restricted Stock in 2003. The Company used 769,450 shares of its common stock held as treasury shares and 110,000 newly issued common shares for the sale of Restricted Shares to its employees.

      In connection with the acquisition of ANFI, the Company assumed 988,389 options outstanding under ANFI’s existing option plans: the American National Financial, Inc. 1999 Stock Option Plan and the American National Financial, Inc. 1998 Stock Incentive Plan. The options granted under these plans generally had a term of 10 years. As of December 31, 2003, there were 605,527 options outstanding under these plans.

      In connection with the acquisition of FNIS, the Company assumed 2,585,387 options outstanding under FNIS’ existing option plans: the Fidelity National Information Solutions 2001 Stock Incentive Plan, the Vista Information Solutions, Inc. 1999 Stock Option Plan, the Micro General Corporation 1999 Stock Incentive Plan and the Micro General Corporation 1998 Stock Incentive Plan. The options granted under these plans generally had a term of 10 years. As of December 31, 2003, there were 2,311,650 options outstanding under these plans.

      Transactions under all stock option plans, including stock options granted by the Company’s Board of Directors which are outside of the Company’s stock option plans, are as follows:

		Weighted Average
	Shares	Exercise Price	Exercisable

Balance, December 31, 2000	13,006,802	$7.90	9,583,548
Granted	4,022,783	14.17
Exercised	(1,653,481)	6.15
Cancelled	(233,908)	11.77

Balance, December 31, 2001	15,142,196	$9.72	12,198,960
Granted	3,007,064	16.58
Exercised	(4,799,845)	8.68
Cancelled	(27,919)	14.92

Balance, December 31, 2002	13,321,496	$11.67	10,332,022
Options assumed in ANFI acquisition	988,389	5.53
Options assumed in FNIS acquisition	2,585,387	17.11
Granted	624,328	17.18
Exercised	(3,459,189)	10.37
Cancelled	(301,983)	11.30

Balance, December 31, 2003	13,758,428	$12.84	11,247,929

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2003:

December 31, 2003

Options Outstanding				Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$ .02 – 5.70	1,646,824	3.56	$4.18	1,646,824	$4.18
5.75 – 7.12	1,407,176	4.14	6.35	1,338,268	6.35
7.29 – 11.05	2,485,549	6.66	9.08	2,359,350	9.10
11.27 – 13.92	1,973,441	7.42	12.86	1,856,654	12.92
14.04 – 14.04	1,475,948	7.29	14.04	1,014,562	14.04
14.14 – 15.36	1,172,774	6.02	14.92	1,145,615	14.94
15.58 – 18.41	1,375,430	7.77	16.99	980,526	17.10
19.18 – 27.18	2,048,466	8.66	22.65	741,102	22.70
27.38 – 181.82	172,820	8.39	28.95	165,028	28.92

$ .02 – 181.82	13,758,428	6.58	$12.84	11,247,929	$11.61

      Prior to the third quarter of 2003, the Company accounted for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.

      All options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant; therefore no stock-based compensation cost had been reflected in net earnings.

      During the third quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. The Company has elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. Prior year financial statements were not restated. Net income, as a result of the adoption of SFAS 123, for the year ended December 31, 2003 reflects an expense of $6.2 million, which is included in personnel costs in the reported financial results.

      Pro forma information regarding net earnings and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for all of its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions. The risk free interest rates used in the calculation are the rate that corresponds to the weighted average expected life of an option. The risk free interest rate used for options granted during 2003, 2002 and 2001 was 2.0%, 2.0% and 4.3%, respectively. A volatility factor for the expected market price of the common stock of 43%, 44% and 47% were used for options granted in 2003, 2002 and 2001, respectively. The expected dividend yield used for 2003, 2002 and 2001 was 1.4%, 1.3% and 1.5%, respectively. A weighted average expected life of 3.5 years, 3.25 years and 5.0 years was used for 2003, 2002 and 2001, respectively. The weighted average fair value of each option granted during 2003, 2002 and 2001 was $10.57, $6.39 and $6.75, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options’ vesting period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Net earnings, as reported	$861,820	$531,717	$305,476
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	5,906	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(14,484)	(13,509)	(17,162)

Pro forma net earnings	$853,242	$518,208	$288,314

Earnings per share:
Basic — as reported	$5.81	$4.05	$2.36
Basic — pro forma	$5.75	$3.95	$2.23
Diluted — as reported	$5.63	$3.91	$2.29
Diluted — pro forma	$5.55	$3.81	$2.16

Pension Plans

      In connection with the Chicago Title merger, the Company assumed Chicago Title’s noncontributory defined benefit pension plan (the “Pension Plan”).

      The Pension Plan covered certain Chicago Title employees. The benefits are based on years of service and the employee’s average monthly compensation in the highest 60 consecutive calendar months during the 120 months ending at retirement or termination and effective December 31, 2000, the Pension Plan was frozen and there will be no future credit given for years of service or changes in salary.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the funded status of the Pension Plan as of December 31, 2003, 2002 and 2001:

	2003	2002	2001

	(Dollars in thousands)
Change in Benefit Obligation:
Net benefit obligation at beginning of year	$111,132	$103,268	$98,911
Service cost	—	—	—
Interest cost	8,104	7,582	7,276
Actuarial loss	20,676	16,085	12,452
Gross benefits paid	(7,928)	(15,803)	(15,371)

Net benefit obligation at end of year	$131,984	$111,132	$103,268

Change in Pension Plan Assets:
Fair value of plan assets at beginning of year	$66,232	$76,019	$91,162
Actual return on plan assets	7,196	(7,595)	(5,031)
Employer contributions	12,200	13,611	5,259
Gross benefits paid	(7,928)	(15,803)	(15,371)

Fair value of plan assets at end of year	$77,700	$66,232	$76,019

Funded status at end of year	$(54,284)	$(44,900)	$(27,249)
Unrecognized net actuarial loss	61,588	45,173	19,092

Net amount recognized at end of year	$7,304	$273	$(8,157)

      The accumulated benefit obligation (ABO) is the same as the projected benefit obligation (PBO) due to the pension plan being frozen as of December 31, 2000.

      Under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” (“SFAS No. 87”) the measurement date shall be as of the date of the financial statements, or if used consistently from year to year, as of a date not more than three months prior to that date. The Company’s measurement date is December 31.

      The net pension liability included in accounts payable and accrued liabilities as of December 31, 2003 and 2002 is $54.2 million and $44.9 million, respectively. The net pension liability at December 31, 2003 and 2002 includes the additional minimum pension liability adjustment of $16.4 million and $26.1 million, respectively, which was recorded as a net of tax charge of $10.0 million and $15.9 million to accumulated other comprehensive earnings (loss) in 2003 and 2002 in accordance with SFAS No. 87.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of net periodic (income) expense included in the results of operations for 2003, 2002 and 2001 are as follows:

	2003	2002	2001

	(Dollars in thousands)
Service cost	$—	$—	$—
Interest cost	8,104	7,582	7,276
Expected return on assets	(7,128)	(7,639)	(8,029)
Amortization of actuarial loss	4,193	634	—

Total net periodic (income) expense	$5,169	$577	$(753)

One time charges:
Settlement charge	—	4,604	1,902

Total net expense	$5,169	$5,181	$1,149

Pension Assumptions

      Weighted-average assumptions used to determine benefit obligations at December 31, are as follows:

	2003		2002

Discount rate	6.25%		6.75%
Rate of compensation increase	N/A	(a)	N/A	(a)

      Weighted-average assumptions used to determine net expense for years ended December 31 are as follows:

	2003	2002	2001

Discount rate	6.75%	7.25%	7.75%
Expected return on plan assets	8.5%	9.0%	9.0%
Rate of compensation increase	N/A (a)	N/A (a)	N/A (a)

(a)	Rate of compensation increase is not applicable due to the pension being frozen at December 31, 2000.

Pension Plan Assets

      The expected long term rate of return on plan assets was 8.5% in 2003 and 9.0% in 2002 and 2001, derived using the plan’s asset mix, historical returns by asset category, expectations for future capital market performance, and the fund’s past experience. Both the plan’s investment policy and the expected long-term rate of return assumption are reviewed periodically. The Company’s strategy is to focus on a one to three-year investment horizon, maintaining equity securities at 50-55% of total assets while maintaining an average duration in debt securities, extending that duration as interest rates rise and maintaining cash funds at appropriate levels relating to the current economic environment.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s pension plan asset allocation at December 31, 2003 and 2002 and target allocation for 2004 are as follows:

		Percentage of
	Target Allocation	Plan Assets

Asset Category	2004	2003	2002

Equity securities	50-55%	58.7%	46.4%
Debt securities	15-25	18.8	15.2
Insurance annuities	10-20	13.9	16.5
Other(Cash)	5-25%	8.6	21.9

Total		100.0%	100.0%

      The Company does not hold any investments in its own equity securities within its pension plan assets.

Pension Plan Cash Flows

Plan Contributions

      The Company’s funding policy is to contribute annually at least the minimum required contribution under the Employee Retirement Income Security Act (ERISA). Contributions are intended to provide not only for benefits accrued to date, but also for those expected to be earned in the future. In 2003 and 2002, the Company made contributions of $12.2 million and $13.6 million, respectively. Due to regulatory requirements, the Company is not required to make a contribution to the pension plan in 2004. The Company has not yet determined if a voluntary contribution to the plan will be made in 2004.

Plan Benefit Payments

      A detail of actual and expected benefit payments is as follows (in thousands):

Actual Benefit Payments
2002	$15,803
2003	7,928
Expected Future Payments
2004	$9,690
2005	9,623
2006	9,323
2007	9,424
2008	9,557
2009-2013	46,808

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The accrued cost of the accumulated postretirement benefit obligation included in the Company’s Consolidated Balance Sheets at December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

	(Dollars in thousands)
Change in Benefit Obligation:
Net benefit obligation at beginning of year	$22,757	$22,405	$25,003
Service cost	221	247	890
Interest cost	1,405	1,546	1,688
Plan participants’ contributions	1,646	1,643	1,390
Plan amendments	—	—	(10,901)
Actuarial loss	537	360	6,051
Gross benefits paid	(3,882)	(3,444)	(1,716)

Net benefit obligation at end of year	$22,684	$22,757	$22,405

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	2,236	1,801	326
Plan participants’ contributions	1,646	1,643	1,390
Gross benefits paid	(3,882)	(3,444)	(1,716)

Fair value of plan assets at end of year	$—	$—	$—

Funded status at end of year	$(22,684)	$(22,757)	$(22,405)
Unrecognized net actuarial loss	5,212	4,950	4,920
Unrecognized prior service cost	(4,315)	(7,019)	(9,724)

Net accrued cost of accumulated postretirement benefit obligation included in accounts payable and accrued liabilities	$(21,787)	$(24,826)	$(27,209)

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. Currently, the Company does not believe it will need to amend its plan to benefit from the Act. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s postretirement health care and life insurance costs included in the results of operations for 2003, 2002 and 2001 are as follows:

	2003	2002	2001

	(Dollars in thousands)
Service cost	$221	$247	$890
Interest cost	1,405	1,546	1,687
Amortization of prior service cost	(2,704)	(2,704)	(1,413)
Amortization of actuarial loss	274	330	—

Total net periodic (income) expense	$(804)	$(581)	$1,164

One time charges:
Curtailment charge (credit)	—	—	(777)

Total net benefit (income) expense	$(804)	$(581)	$387

Postretirement Benefit Assumptions

      Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2003	2002

Discount rate	6.25%	6.75%
Health care cost trend rate assumed for next year	10%	11%
Rate that the cost trend rate gradually declines to	5%	5%
Year that the rate reaches the rate it is assumed to remain at	2009	2009

      Weighted-average assumptions used to determine net expense for years ended December 31 are as follows:

	2003	2002	2001

Discount rate	6.75%	7.25%	7.75%
Health care cost trend rate assumed for next year	11%	12%	5.5%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that the rate reaches the rate it is assumed to remain at	2009	2009	2002

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point	One-Percentage-Point
(Dollars in thousands)	Increase	Decrease

Effect on total of service and interest cost	$110	$(100)
Effect on postretirement benefit obligation	$1,420	$(1,280)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Cash Flows

      A detail of actual and expected benefit payments is as follows (in thousands):

Benefit Payments
2002	$1,801
2003	2,236
Expected Future Payments
2004	$2,027
2005	2,171
2006	2,317
2007	2,455
2008	2,549
2009-2013	11,691

M.     Supplementary Cash Flow Information

      The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Cash paid during the year:
Interest	$39,477	$33,325	$40,221
Income taxes	$436,900	$220,000	$124,100
Non-cash investing and financing activities:
Dividends declared and unpaid	$—	$11,718	$8,596
Fair value of shares issued in connection with acquisitions	$834,714	$—	$4,150
Capital transactions of investees and less than 100% owned subsidiaries	$5,704	$8,318	$(1,079)
Issuance of restricted stock	$26,292	$—	$—
Liabilities assumed in connection with acquisitions:
Fair value of assets acquired	$2,214,273	$286,371	$114,665
Total purchase price	(1,935,448)	(199,373)	(78,791)

Liabilities assumed	$278,825	$86,998	$35,874

N.     Financial Instruments with Off-Balance Sheet Risk and Concentration of Risk

      In the normal course of business the Company and certain of its subsidiaries enter into off-balance sheet credit risk associated with certain aspects of its title insurance business and other activities. The Company has various guarantees for agent loans totaling $948 as of December 31, 2003.

      The Company generates a significant amount of title insurance premiums in California and Texas. In 2003, 2002 and 2001, California and Texas accounted for 25.0% and 11.1%, 25.2% and 12.1% and 24.8% and 13.4% of total title premiums, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

O.     Segment Information

      During 2003, as a result of our acquisition of FIS, the Company restructured its business segments to more accurately reflect a change in the Company’s current operating structure. All previously reported segment information has been restated to be consistent with the current presentation. Reportable segments are determined based on the organizational structure and types of products and services from which each reportable segment derives its revenues.

      Summarized financial information concerning the Company’s reportable segments is shown in the following table.

      As of and for the year ended December 31, 2003 (dollars in thousands):

		Financial
		Institution	Real Estate		Corporate
	Title	Processing and	Information	Specialty	and
	Insurance	Outsourcing	Services	Insurance	Other	Total

Total revenue	$6,144,075	$852,466	$562,041	$137,423	$19,210	$7,715,215
Interest and investment income, including realized gains and (losses)	157,955	(219)	2,057	2,192	4,745	166,730
Depreciation and amortization	14,123	160,031	49,688	3,187	908	227,937
Interest expense	836	(21)	1,868	—	40,420	43,103
Earnings (loss) before income taxes and minority interest	1,208,680	137,829	107,084	15,232	(48,186)	1,420,639
Income tax expense (benefit)	459,299	52,375	40,692	5,788	(18,311)	539,843
Minority interest	848	176	17,931	—	21	18,976
Net earnings (loss)	748,533	85,278	48,461	9,444	(29,896)	861,820
Assets	4,651,063	1,450,177	874,319	156,257	163,523	7,295,339
Goodwill	995,203	584,803	328,303	18,169	—	1,926,478

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of and for the year ended December 31, 2002 (dollars in thousands):

		Financial
		Institution	Real Estate		Corporate
	Title	Processing and	Information	Specialty	and
	Insurance	Outsourcing	Services	Insurance	Other	Total

Total revenue	$4,504,221	$118,216	$373,835	$47,567	$38,801	$5,082,640
Interest and investment income, including realized gains and (losses)	71,630	113	1,879	1,506	14,908	90,036
Depreciation and amortization	48,862	3,318	21,388	(174)	769	74,163
Interest expense	1,086	181	1,615	1	31,170	34,053
Earnings (loss) before income taxes and minority interest	774,330	18,631	71,908	5,079	(18,648)	851,300
Income tax expense (benefit)	278,759	6,707	25,887	1,828	(6,713)	306,468
Minority interest	578	258	12,279	—	—	13,115
Net earnings (loss)	494,993	11,666	33,742	3,251	(11,935)	531,717
Assets	4,130,890	109,133	548,786	67,198	389,944	5,245,951
Goodwill	680,151	61,540	246,978	7,944	—	996,613

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of and for the year ended December 31, 2001 (dollars in thousands):

		Financial
		Institution	Real Estate		Corporate
	Title	Processing and	Information	Specialty	and
	Insurance	Outsourcing	Services	Insurance	Other	Total

Total revenue	$3,479,636	$57,432	$255,185	$35,936	$45,918	$3,874,107
Interest and investment income, including realized gains and (losses)	85,032	37	390	1,258	12,737	99,454
Depreciation and amortization	88,932	885	18,236	(408)	10,637	118,282
Interest expense	4,007	—	2,102	—	40,460	46,569
Earnings (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle	517,247	7,053	29,606	2,775	(32,960)	523,721
Income tax expense (benefit)	206,899	2,821	11,842	1,110	(13,184)	209,488
Minority interest	169	—	2,879	—	—	3,048
Earnings (loss) before cumulative effect of a change in accounting principle	310,179	4,232	14,885	1,665	(19,776)	311,185
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	—	—	(5,709)	(5,709)
Net earnings (loss)	310,179	4,232	14,885	1,665	(25,485)	305,476
Assets	3,535,431	35,112	389,391	52,410	403,654	4,415,998
Goodwill	688,760	8,889	102,991	7,944	—	808,584

      The activities of the reportable segments include the following:

Title Insurance

      This segment, consisting of title insurance underwriters and wholly-owned title insurance agencies, provides core title insurance and escrow services, including document preparation, collection and trust activities. This segment coordinates its activities with those of the real estate information services segment described below in order to offer the full range of real estate products and services required to execute and close a real estate transaction. Included in the title insurance segment for the year ended December 31, 2003 are $14.9 million in pre-tax expenses relating to the migration of data center operations from FNIS to FIS and $11.3 million related to the relocation of the Company’s corporate headquarters to Jacksonville, Florida pursuant to SFAS No. 146, and $2.0 million in asset impairment charges pursuant to SFAS No. 144. See Notes A and B. In addition, the title insurance segment for 2003 includes a realized gain of $51.7 million as a result of InterActive Corp’s acquisition of Lending Tree Inc. and the subsequent sale of the Company’s InterActive Corp common stock and a realized gain of $25.0 million on the sale of New Century Financial Corporation common stock.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Institution Processing and Outsourcing

      This segment consists of the operations of FIS, which was acquired on April 1, 2003. See Note B. FIS provides information-based technology solutions and processing services to the mortgage and financial services industries. This segment also includes our default management services, which include foreclosure posting and publishing services, loan portfolio services, field services and property management, as well as our Empower and Softpro software products.

Real Estate Information Services

      This segment, consisting of various real estate information and ancillary service subsidiaries, offers the complementary specialized products and services required to execute and close a real estate transaction that are not offered by the title insurance segment described above. These services include property appraisal, credit reporting, exchange intermediary services, real estate tax services, flood certification and monitoring, property data and disclosure services, multiple listing services, mortgage loan fulfillment services and relocation services. These services require specialized expertise and have been centralized for efficiency and ease of management. Included in the real estate information services segment for the year ended December 31, 2003 are $11.4 million in pre-tax expenses relating to the migration of data center operations from FNIS to FIS pursuant to SFAS No. 146 and $5.9 million in asset impairment charges pursuant to SFAS No. 144. See Notes A and B.

Specialty Insurance

      This segment, consisting of our various non-title insurance subsidiaries, issues flood, home warranty and homeowners insurance policies.

Corporate and Other

      The corporate segment consists of the operations of the parent holding company and the Company’s leasing operations, as well as the issuance and repayment of corporate debt obligations. Included in the corporate and other segment for the year ended December 31, 2003 is $1.6 million in pre-tax expenses relating to the relocation of the Company’s corporate headquarters to Jacksonville, Florida, pursuant to SFAS No. 146. See Note A.

P.     Recent Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of Statement of Financial Accounting Standard No. 123” (“SFAS No. 148”). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement of Financial Accounting Standard No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In the third quarter of 2003, the Company has voluntarily adopted the fair value recognition provisions of SFAS No. 123, under the prospective method of transition as permitted by SFAS No. 148. See Note L of Notes to Consolidated Financial Statements.

      During 2002, the FASB Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides an accounting model for an approach to determine whether a vendor should divide an arrangement with multiple deliverables into separate units of accounting. EITF 00-21 requires an analysis of whether a delivered item has stand-alone value to the customer, whether there is objective and reliable evidence of fair value for the undelivered items, and whether delivery of the undelivered items is probable and substantially in control of the vendor if the arrangement includes a general right of return relative to the delivered item. Companies are required to adopt EITF 00-21 for fiscal periods beginning after

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 15, 2003. Companies may apply EITF 00-21 prospectively to new arrangements initiated after the date of adoption or as a cumulative-effect adjustment. The adoption of EITF 00-21 did not have a material effect on the Company’s financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the Company’s first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities (SPEs”) created prior to February 1, 2003 may be accounted for under the original or Revised Interpretation’s provision no later than the Company’s fourth quarter of 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation’s provisions no later than the Company’s first quarter of 2004. The adoption of FIN 46 did not have a material effect on the Company’s financial statements.

      In December 2003, Financial Accounting Standards Board Statement No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (“SFAS No. 132”) was issued. SFAS No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) is effective for fiscal years ending after December 15, 2003. The Company’s disclosures in Note L incorporate the requirements of SFAS No. 132 (revised).

      As of December 31, 2003, the Company adopted the disclosure provisions of Emerging Issues Task Force No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”), which resulted in additional disclosures regarding the Company’s evaluation of impairment of debt and equity securities. The Company’s disclosures in Note C incorporate the requirements of EITF No. 03-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      As of the end of the year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective to provide reasonable assurance that its disclosure controls and procedures will timely alert them to material information required to be included in the Company’s periodic SEC reports.

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

      The following table provides information regarding securities authorized for issuance under the Company’s equity compensation plans, as of December 31, 2003:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	12,129,138	$13.46	4,737,005 (1)
Equity compensation plans not approved by security holders(2)	1,629,290	8.20	—

Total	13,758,428	$12.84	4,737,005

(1)	Excludes a total of 3,793,350 options available for automatic grant under the Company’s 1998 and 2001 Plans on each annual meeting date throughout the life of the option plans.

(2)	The equity compensation plans not approved by security holders represent options granted outside of the Company’s stock option plans pursuant to various agreements approved by the Board of Directors of the Company. The options were granted with an exercise price equal to the market value of the underlying stock as of the date of grant, and have terms of 10 to 12 years. Additional information regarding these options is included in Note L of Notes to Consolidated Financial Statements, incorporated herein by reference.

      Within 120 days after the close of its fiscal year, the Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Securities Act of 1934 as amended, which will include information regarding beneficial ownership of principal shareholders, directors and management.

Item 14.	Principal Accounting Fees and Services

      Within 120 days after the close of its fiscal year, the Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Securities Act of 1934 as amended, which will include information regarding accounting fees and services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements. The following is a list of the Consolidated Financial Statements of Fidelity National Financial, Inc. and its subsidiaries included in Item 8 of Part II:

      Independent Auditors’ Report

      Consolidated Balance Sheets as of December 31, 2003 and 2002

      Consolidated Statements of Earnings for the years ended December 31, 2003, 2002 and 2001

      Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2003, 2002 and 2001

      Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

      Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

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

      (a)(3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003
3.2	Restated Bylaws of Registrant, incorporated by reference from Form S-4, Registration No. 333-103067
4.1	7.30% Note due August 15, 2011 of Fidelity National Financial, Inc. in the principal amount of $250,000,000 dated August 20, 2001, incorporated by reference from Current Report on Form 8-K, dated August 23, 2001
4.2	Indenture by and between Fidelity National Financial, Inc. and The Bank of New York dated as of August 20, 2001, incorporated by reference from Current Report on Form 8-K dated August 23, 2001
4.3	5.25% Note due March 15, 2013 of Fidelity National Financial, Inc. in the principal amount of $250,000,000 dated March 11, 2003, incorporated by reference from Current Report on Form 8-K dated March 6, 2003
10.4	Fidelity National Financial, Inc. 1987 Stock Option Plan, incorporated by reference from Form S-1, Registration No. 33-11321*
10.4.1	Amendments to Fidelity National Financial, Inc. 1987 Stock Option Plan approved by the stockholders of the Company on March 24, 1989, incorporated by reference from Form S-8, Registration No. 33-34300*
10.5	Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan, incorporated by reference from Form S-1, Registration No. 33-11321*

Exhibit
Number	Description

10.5.1	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on March 24, 1989, incorporated by reference from Form S-8, Registration No. 33-15027*
10.5.2	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan, incorporated by reference from Form S-8, Registration No. 33-45709*
10.5.3	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Form S-8, Registration No. 33-64836*
10.5.4	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on June 20, 1995, incorporated by reference from Form S-8, Registration No. 33-61983*
10.6	Fidelity National Financial, Inc. 401(k) Profit Sharing Defined Contribution Plan and Trust adopted January 1, 1990, incorporated by reference from Form 10-K filed January 29, 1991*
10.6.1	Amendments to Fidelity National Financial, Inc. 401(k) Profit Sharing Plan, incorporated by reference from Form S-8, Registration No. 33-56514*
10.6.2	The Fidelity National Financial Group 401(k) Profit Sharing Plan, incorporated by reference from Form S-8, Registration No. 333-83054*
10.7	Fidelity National Financial, Inc. 1991 Stock Option Plan, approved by the stockholders of the Company on July 15, 1992, incorporated by reference from Form S-8, Registration No. 33-45272*
10.7.1	Amendments to Fidelity National Financial, Inc. 1991 Stock Option Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Form S-8, Registration No. 33-64834*
10.7.2	Amendment to Fidelity National Financial, Inc. 1991 Stock Plan, approved by the stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026*
10.7.3	Amendment to Fidelity National Financial, Inc. 1991 Stock Option Plan and the 1998 Stock Option Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111*
10.8	1996 Omnibus Stock Option Plan (Granite), incorporated by reference from Form S-8, Registration No. 333-48411*
10.9	Two Stock Option Agreements and Amended Stock Award Agreement (Alamo), incorporated by reference from Form S-8, Registration No. 333-64229*
10.35	Fidelity National Financial, Inc. 1993 Stock Plan, approved by stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026*
10.60	Agreement and Plan of Merger, dated as of August 1, 1999, by and between Fidelity National Financial, Inc. and Chicago Title Corporation and amended as of October 13, 1999, incorporated by reference from Form S-4, Registration No. 333-89163
10.61	Credit Agreement, dated as of November 4, 2003, among Fidelity National Financial, Inc. and various Financial Institutions, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003
10.62	Granite Financial, Inc. Omnibus Stock Plan of 1996, Amended and Restated as of April 24, 1997 and June 14, 1997, incorporated by reference from Form S-8, Registration No. 333-48111*
10.63	Fidelity National Financial, Inc., 1998 Stock Incentive Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111*
10.64	Chicago Title Corporation 1998 Long-Term Incentive Plan and Chicago Title Corporation Directors Stock Option Plan, incorporated by reference from Form S-8, Registration No. 333-32806*
10.65	Amendment to Fidelity National Financial, Inc. 1991 Stock Option Plan, approved by the stockholders of the Company on June 12, 2000, incorporated by reference from Form S-8, Registration No. 333-52744*
10.66	Amendment to Fidelity National Financial, Inc. 1998 Stock Incentive Plan, approved by the stockholders of the Company on June 12, 2000, incorporated by reference from Form S-8, Registration No. 333-52744*

Exhibit
Number	Description

10.67	Underwriting Agreement, dated January 24, 2001, by and among Fidelity National Financial, Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co., Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc., as representatives of the underwriters named therein, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ending December 31, 2000
10.68	Fidelity National Financial, Inc. Amended and Restated 1998 Stock Incentive Plan, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*
10.69	Fidelity National Financial, Inc. Amended and Restated 2001 Stock Inventive Plan, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*
10.70	Fidelity National Financial, Inc. Employee Stock Purchase Plan, as Amended and Restated as of April 24, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*
10.72	Employment Agreement by and between Fidelity National Financial, Inc. and Raymond R. Quirk as of March 20, 2003, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2003*
10.73	Employment Agreement by and between Fidelity National Financial, Inc. and Ernest D. Smith as of March 20, 2003, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2003*
10.74	Employment Agreement by and between Fidelity National Financial, Inc. and Alan L. Stinson as of March 22, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*
10.75	Employment Agreement by and between Fidelity National Financial, Inc. and Peter T. Sadowski as of July 18, 2003* (filed herewith)
10.76	Underwriting Agreement by and among Fidelity National Financial, Inc. and Lehman Brothers Inc., Banc of America Securities LLC and Bear Stearns & Co., Inc. dated August 13, 2001, incorporated by reference from Current Report on Form 8-K dated August 23, 2001
10.77	Fidelity National Financial, Inc. Amended and Restated 2001 Stock Incentive Plan, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ending December 31, 2001*
10.78	Stock Purchase Agreement, dated as January 28, 2003, by and between Fidelity National Financial, Inc. and ALLTEL Corporation, incorporated by reference from Current Report on Form 8-K, dated January 29, 2003
10.79	Agreement and Plan of Merger, dated as of January 9, 2003, by and among Fidelity National Financial, Inc., ANFI, Inc. and ANFI Merger Sub, Inc., as amended by the First Amendment to Agreement and Plan of Merger, dated as of February 21, 2003, incorporated by reference from Form S-4/ A, Registration No. 333-103067
10.80	Underwriting Agreement by and among Fidelity National Financial, Inc., Lehman Brothers, Inc., Banc of America Securities LLC and Bear, Stearns & Co. Inc., dated March 6, 2003, incorporated by reference from Current Report on Form 8-K dated March 6, 2003
10.81	American National Financial, Inc. 1999 Stock Option Plan and American National Financial, Inc. 1998 Stock Incentive Plan, incorporated by reference from Form S-8, Registration No. 03-000756
10.82	Agreement and Plan of Merger, by and among Fidelity National Financial, Inc., FNIS Acquisition Corp., Chicago Title and Trust Company, Inc., solely for the purpose of Section 5.19, and Fidelity National Information Solutions, Inc., dated as of July 11, 2003, incorporated by reference from Form S-4, Registration No. 03-000863
10.83	Fidelity National Information Solutions 2001 Stock Incentive Plan, Vista Information Solutions, Inc. 1999 Stock Incentive Plan, Micro General Corporation 1999 Stock Incentive Plan and Micro General Corporation 1998 Stock Incentive Plan, incorporated by reference from Form S-8, Registration No. 333-109415
21	List of Subsidiaries
23	Independent Auditors’ Consent

Exhibit
Number	Description

31.1	Certification by Chief Executive Officer of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.

      (b) Reports on Form 8-K.

      The Company filed a Current Report on Form 8-K, dated April 1, 2003, to report the Unaudited Pro Forma Condensed Combined Results of Operations for the nine months ended September 30, 2003 as if the acquisition of FIS had been completed as of January 1, 2003.

      The Company filed Current Reports on Form 8-K, under Items 7 and 12, dated October 22, 2003 and October 17, 2003 to announce our operating results and preliminary operating results, respectively, for the three-month period ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY NATIONAL FINANCIAL, INC.

By:	/s/ WILLIAM P. FOLEY

William P. Foley, II

Chief Executive Officer

Date: March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM P. FOLEY William P. Foley, II	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ FRANK P. WILLEY Frank P. Willey	Vice Chairman and Director	March 12, 2004

/s/ ALAN L. STINSON Alan L. Stinson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ TERRY CHRISTENSEN Terry Christensen	Director	March 12, 2004

/s/ JOHN F. FARRELL, JR. John F. Farrell, Jr.	Director	March 12, 2004

/s/ PHILLIP G. HEASLEY Phillip G. Heasley	Director	March 12, 2004

/s/ WILLIAM A. IMPARATO William A. Imparato	Director	March 12, 2004

/s/ DONALD M. KOLL Donald M. Koll	Director	March 12, 2004

/s/ DANIEL D. (RON) LANE Daniel D. (Ron) Lane	Director	March 12, 2004

/s/ GENERAL WILLIAM LYON General William Lyon	Director	March 12, 2004

Signature	Title	Date

/s/ WILLIE D. DAVIS Willie D. Davis	Director	March 12, 2004

/s/ CARY H. THOMPSON Cary H. Thompson	Director	March 12, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Fidelity National Financial, Inc.:

      Under date of February 27, 2004, except as to Note B to the Consolidated Financial Statements, which is as of March 11, 2004, we reported on the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders’ Equity and Cash flows for each of the years in the three-year period ended December 31, 2003 which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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

      The Consolidated Financial Statements for 2002 and 2001 were prepared using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to record stock-based employee compensation. As discussed in Note L to the Consolidated Financial Statements, effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to record stock-based employee compensation, applying the prospective method of adoption in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

KPMG LLP

Los Angeles, California

February 27, 2004, except as
to Note B to the Consolidated
Financial Statements, which is
as of March 11, 2004

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.

(Parent Company)

BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except share
	and per share data)
ASSETS
Cash	$—	$5,553
Investment securities available for sale, at fair value	38,967	161,484
Accounts receivable from subsidiaries	—	14,711
Leases receivable, net	683	3,056
Notes receivable, net (related party — $911 in 2003 and $2,804 in 2002)	1,652	3,267
Investment in subsidiaries	4,546,976	2,439,623
Property and equipment, net	1,097	691
Prepaid expenses and other assets	5,217	6,902
Other intangibles	5,691	5,294
Deferred tax asset	—	55,557

	$4,600,283	$2,696,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$50,234	$43,975
Notes payable	572,510	369,484
Accounts payable to subsidiaries	13,225	—
Deferred income taxes	84,224	—
Income taxes payable	6,731	28,743

	726,924	442,202
Stockholders’ Equity:
Preferred stock, $.0001 par value; authorized 3,000,000 shares; issued and outstanding none		—
Common stock, $.0001 par value; authorized, 250,000,000 shares as of December 31, 2003 and 150,000,000 shares as of December 31, 2002; issued 167,650,280 as of December 31, 2003 and 133,618,341 as of December 31, 2002	17	13
Additional paid-in capital	2,453,841	1,551,636
Retained earnings	1,517,494	738,522

	3,971,352	2,290,171
Accumulated other comprehensive earnings (loss)	(9,891)	12,303
Unearned compensation	(23,017)	(1,628)
Less treasury stock, 2,809,400 shares as of December 31, 2003 and 2,023,450 shares as of December 31, 2002, at cost	(65,085)	(46,910)

	3,873,359	2,253,936

	$4,600,283	$2,696,138

See Notes to Financial Statements.

SCHEDULE II (continued)

FIDELITY NATIONAL FINANCIAL, INC.

(Parent Company)

STATEMENTS OF EARNINGS AND RETAINED EARNINGS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenue:
Other fees and revenue	$353	$278	$100
Interest and investment income	4,382	14,746	12,326

	4,735	15,024	12,426

Expenses:
Other operating expenses	20,077	6,678	4,249
Interest expense	35,911	24,217	32,099

	55,988	30,895	36,348

Loss before income tax benefit and equity in earnings of subsidiaries	(51,253)	(15,871)	(23,922)
Income tax benefit	(19,476)	(6,348)	(9,569)

Loss before equity in earnings of subsidiaries	(31,777)	(9,523)	(14,353)
Equity in earnings of subsidiaries	912,573	554,355	328,586

Earnings before minority interest and cumulative effect of a change in accounting principle	880,796	544,832	314,233
Minority interest	18,976	13,115	3,048
Cumulative effect of a change in accounting principle, net of income tax benefit of $3,035	—	—	(5,709)

Net earnings	$861,820	$531,717	$305,476

Basic earnings per share before cumulative effect of a change in accounting principle	$5.81	$4.05	$2.41
Cumulative effect of a change in accounting principle	—	—	(.05)

Basic net earnings per share	$5.81	$4.05	$2.36

Weighted average shares outstanding, basic basis	148,275	131,135	129,316

Diluted earnings per share before cumulative effect of a change in accounting principle	$5.63	$3.91	$2.34
Cumulative effect of a change in accounting principle	—	—	(.05)

Diluted net earnings per share	$5.63	$3.91	$2.29

Weighted average shares outstanding, diluted basis	153,171	135,871	133,189

Retained earnings, beginning of year	$738,522	$498,073	$409,216
Dividends declared	(82,848)	(41,607)	(32,948)
Effect of 10% stock dividend	—	(249,661)	(183,671)
Net earnings	861,820	531,717	305,476

Retained earnings, end of year	$1,517,494	$738,522	$498,073

See Notes to Financial Statements.

SCHEDULE II (continued)

FIDELITY NATIONAL FINANCIAL, INC.

(Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$861,820	$531,717	$305,476
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of debt issuance costs	1,813	1,413	5,421
Provision for losses on notes receivable	465	240	240
Equity in earnings of subsidiaries	(912,573)	(554,355)	(328,586)
Gain on sales of investments	(5,080)	(889)	(2,808)
Stock-based compensation cost	9,526	—	—
Tax benefit associated with the exercise of stock options	18,914	21,329	8,814
Net increase in income taxes	54,105	47,235	65,275
Net (increase) decrease in prepaid expenses and other assets	1,685	(2,053)	(1,097)
Net increase (decrease) in accounts payable and accrued liabilities	19,251	(17,679)	17,435

Net cash provided by operating activities	49,926	26,958	70,170

Cash Flows From Investing Activities:
Proceeds from sales of investments	32,541	33,564	7,006
Purchases of investments	(40,551)	(44,522)	(2,027)
Net (purchases) proceeds from short-term investing activities	114,899	(84,558)	16,318
Proceeds (purchases) of property and equipment	(406)	6,500	(691)
Collections of notes receivable	1,150	6,401	1,100
Additions to notes receivable	—	—	(3,000)
Additions to investment in subsidiaries	(729,746)	(12,533)	(55,672)
Capital transactions of majority-owned subsidiaries	7,648	(8,694)	(7,262)

Net cash used in investing activities	(614,465)	(103,842)	(44,228)

Cash Flows From Financing Activities:
Borrowings	100,000	—	—
Net proceeds from common stock offering	—	—	256,301
Net proceeds from issuance of notes	248,118	—	248,375
Debt service payments	(145,350)	(14,651)	(526,340)
Dividends paid	(94,566)	(38,485)	(31,333)
Purchases of treasury stock	(45,436)	(61,210)	(22,926)
Exercise of stock options	38,012	50,350	11,852
Net borrowings and dividends from subsidiaries	458,208	137,214	25,631

Net cash provided by (used in) financing activities	558,986	73,218	(38,440)

Net increase (decrease) in cash and cash equivalents	(5,553)	(3,666)	(12,498)
Cash and cash equivalents at beginning of year	5,553	9,219	21,717

Cash and cash equivalents at end of year	$—	$5,553	$9,219

See Notes to Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC.

(Parent Company)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2003 and 2002 and for the years ended
December 31, 2003, 2002 and 2001

A.     Summary of Significant Accounting Policies

      Fidelity National Financial, Inc. (the “Company”) transacts substantially all of its business through its subsidiaries. The Parent Company Financial Statements should be read in connection with the aforementioned Consolidated Financial Statements and Notes thereto included elsewhere herein.

B.     Notes Payable

      Notes payable consist of the following:

	December 31,

	2003	2002

	(Dollars in thousands)
Syndicated credit agreement, unsecured, interest due quarterly at LIBOR plus 0.50% (1.64% at December 31, 2003), unused portion of $625,000 at December 31, 2003	$75,000	$—
Syndicated credit agreement, unsecured, interest due quarterly at LIBOR plus 1.00% (2.38% at December 31, 2002), unused portion of $250,000 at December 31, 2002	—	120,349
Unsecured notes, net of discount, interest payable semi-annually at 7.3%, due August 2011	249,236	249,135
Unsecured notes, net of discount, interest payable semi-annually at 5.25%, due March 2013	248,274	—

	$572,510	$369,484

      Principal maturities at December 31, 2003, are as follows (dollars in thousands):

2004	$—
2005	—
2006	—
2007	—
2008	75,000
Thereafter	497,510

$572,510

      In the normal course of business the Company enters into off-balance sheet credit risk in the form of guarantees. As of December 31, 2003, subsidiary debt in the amount of $1.4 million was guaranteed by the Company.

C.     Supplemental Cash Flow Information

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Cash paid during the year:
Interest	$27,254	$22,244	$19,565
Income taxes	$436,900	$220,000	$124,100
Non-cash investing and financing activities:
Dividends declared and unpaid	$—	$11,718	$8,596
Fair value of shares issued in connection with acquisitions	$834,714	$—	$4,150
Capital transactions of investees and less than 100% owned subsidiaries	$5,704	$8,318	$(1,079)
Issuance of restricted stock	$26,292	$—	$—

D.     Cash Dividends Received

      The Company has received cash dividends from subsidiaries and affiliates of $421.4 million, $165.2 million and $113.3 million in 2003, 2002 and 2001, respectively.

SCHEDULE V

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

Column A	Column B	Column C		Column D		Column E

		Additions

	Balance at	Charge to				Balance at
	Beginning	Costs and	Other	Deduction		End of
Description	of Period	Expenses	(Described)	(Described)		Period

Year ended December 31, 2003:
Reserve for claim losses	$887,973	$255,694	$8,622 (4)	$212,072	(1)	$940,217
Allowance on trade and notes receivables	23,240	19,510	—	3,702	(2)	39,048
Amortization of intangible assets	9,710	71,182	—	754	(3)	80,138
Year ended December 31, 2002:
Reserve for claim losses	$881,053	$177,391	$—	$170,471	(1)	$887,973
Allowance on trade and notes receivables	31,852	8,033	—	16,645	(2)	23,240
Amortization of intangible assets	3,763	6,113	—	166	(3)	9,710
Year ended December 31, 2001:
Reserve for claim losses	$907,482	$134,724	$—	$161,153	(1)	$881,053
Allowance on trade and notes receivables	22,533	11,221	—	1,902	(2)	31,852
Amortization of intangible assets	1,496	2,596	—	329	(3)	3,763

(1)	Represents payments of claim losses, net of recoupments.

(2)	Represents uncollectible accounts written-off, change in reserve due to reevaluation of specific items and change in reserve due to sale of certain assets.

(3)	Represents intangible assets written-off.

(4)	Represents reserve for claim losses assumed in connection with the Company’s acquisitions of LSI and ANFI in 2003.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003
3.2	Restated Bylaws of Registrant, incorporated by reference from Form S-4, Registration No. 333-103067
4.1	7.30% Note due August 15, 2011 of Fidelity National Financial, Inc. in the principal amount of $250,000,000 dated August 20, 2001, incorporated by reference from Current Report on Form 8-K, dated August 23, 2001
4.2	Indenture by and between Fidelity National Financial, Inc. and The Bank of New York dated as of August 20, 2001, incorporated by reference from Current Report on Form 8-K dated August 23, 2001
4.3	5.25% Note due March 15, 2013 of Fidelity National Financial, Inc. in the principal amount of $250,000,000 dated March 11, 2003, incorporated by reference from Current Report on Form 8-K dated March 6, 2003
10.4	Fidelity National Financial, Inc. 1987 Stock Option Plan, incorporated by reference from Form S-1, Registration No. 33-11321*
10.4.1	Amendments to Fidelity National Financial, Inc. 1987 Stock Option Plan approved by the stockholders of the Company on March 24, 1989, incorporated by reference from Form S-8, Registration No. 33-34300*
10.5	Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan, incorporated by reference from Form S-1, Registration No. 33-11321*
10.5.1	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on March 24, 1989, incorporated by reference from Form S-8, Registration No. 33-15027*
10.5.2	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan, incorporated by reference from Form S-8, Registration No. 33-45709*
10.5.3	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Form S-8, Registration No. 33-64836*
10.5.4	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on June 20, 1995, incorporated by reference from Form S-8, Registration No. 33-61983*
10.6	Fidelity National Financial, Inc. 401(k) Profit Sharing Defined Contribution Plan and Trust adopted January 1, 1990, incorporated by reference from Form 10-K filed January 29, 1991*
10.6.1	Amendments to Fidelity National Financial, Inc. 401(k) Profit Sharing Plan, incorporated by reference from Form S-8, Registration No. 33-56514*
10.6.2	The Fidelity National Financial Group 401(k) Profit Sharing Plan, incorporated by reference from Form S-8, Registration No. 333-83054*
10.7	Fidelity National Financial, Inc. 1991 Stock Option Plan, approved by the stockholders of the Company on July 15, 1992, incorporated by reference from Form S-8, Registration No. 33-45272*
10.7.1	Amendments to Fidelity National Financial, Inc. 1991 Stock Option Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Form S-8, Registration No. 33-64834*
10.7.2	Amendment to Fidelity National Financial, Inc. 1991 Stock Plan, approved by the stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026*
10.7.3	Amendment to Fidelity National Financial, Inc. 1991 Stock Option Plan and the 1998 Stock Option Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111*
10.8	1996 Omnibus Stock Option Plan (Granite), incorporated by reference from Form S-8, Registration No. 333-48411*
10.9	Two Stock Option Agreements and Amended Stock Award Agreement (Alamo), incorporated by reference from Form S-8, Registration No. 333-64229*
10.35	Fidelity National Financial, Inc. 1993 Stock Plan, approved by stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026*

Exhibit
Number	Description

10.60	Agreement and Plan of Merger, dated as of August 1, 1999, by and between Fidelity National Financial, Inc. and Chicago Title Corporation and amended as of October 13, 1999, incorporated by reference from Form S-4, Registration No. 333-89163
10.61	Credit Agreement, dated as of November 4, 2003, among Fidelity National Financial, Inc. and various Financial Institutions, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003
10.62	Granite Financial, Inc. Omnibus Stock Plan of 1996, Amended and Restated as of April 24, 1997 and June 14, 1997, incorporated by reference from Form S-8, Registration No. 333-48111*
10.63	Fidelity National Financial, Inc., 1998 Stock Incentive Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111*
10.64	Chicago Title Corporation 1998 Long-Term Incentive Plan and Chicago Title Corporation Directors Stock Option Plan, incorporated by reference from Form S-8, Registration No. 333-32806*
10.65	Amendment to Fidelity National Financial, Inc. 1991 Stock Option Plan, approved by the stockholders of the Company on June 12, 2000, incorporated by reference from Form S-8, Registration No. 333-52744*
10.66	Amendment to Fidelity National Financial, Inc. 1998 Stock Incentive Plan, approved by the stockholders of the Company on June 12, 2000, incorporated by reference from Form S-8, Registration No. 333-52744*
10.67	Underwriting Agreement, dated January 24, 2001, by and among Fidelity National Financial, Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co., Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc., as representatives of the underwriters named therein, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ending December 31, 2000
10.68	Fidelity National Financial, Inc. Amended and Restated 1998 Stock Incentive Plan, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*
10.69	Fidelity National Financial, Inc. Amended and Restated 2001 Stock Inventive Plan, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*
10.70	Fidelity National Financial, Inc. Employee Stock Purchase Plan, as Amended and Restated as of April 24, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*
10.72	Employment Agreement by and between Fidelity National Financial, Inc. and Raymond R. Quirk as of March 20, 2003, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2003*
10.73	Employment Agreement by and between Fidelity National Financial, Inc. and Ernest D. Smith as of March 20, 2003, incorporated by reference from Quarterly Report on Forma 10-Q for the quarterly period ending March 31, 2003*
10.74	Employment Agreement by and between Fidelity National Financial, Inc. and Alan L. Stinson as of March 22, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*
10.75	Employment Agreement by and between Fidelity National Financial, Inc. and Peter T. Sadowski as of July 18, 2003* (filed herewith)
10.76	Underwriting Agreement by and among Fidelity National Financial, Inc. and Lehman Brothers Inc., Banc of America Securities LLC and Bear Stearns & Co., Inc. dated August 13, 2001, incorporated by reference from Current Report on Form 8-K dated August 23, 2001
10.77	Fidelity National Financial, Inc. Amended and Restated 2001 Stock Incentive Plan, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ending December 31, 2001*
10.78	Stock Purchase Agreement, dated as January 28, 2003, by and between Fidelity National Financial, Inc. and ALLTEL Corporation, incorporated by reference from Current Report on Form 8-K, dated January 29, 2003
10.79	Agreement and Plan of Merger, dated as of January 9, 2003, by and among Fidelity National Financial, Inc., ANFI, Inc. and ANFI Merger Sub, Inc., as amended by the First Amendment to Agreement and Plan of Merger, dated as of February 21, 2003, incorporated by reference from Form S-4/ A, Registration No. 333-103067

Exhibit
Number	Description

10.80	Underwriting Agreement by and among Fidelity National Financial, Inc., Lehman Brothers, Inc., Banc of America Securities LLC and Bear, Stearns & Co. Inc., dated March 6, 2003, incorporated by reference from Current Report on Form 8-K dated March 6, 2003
10.81	American National Financial, Inc. 1999 Stock Option Plan and American National Financial, Inc., 1998 Stock Incentive Plan, incorporated by reference from Form S-8, Registration No. 03-000756
10.82	Agreement and Plan of Merger, by and among Fidelity National Financial, Inc., FNIS Acquisition Corp., Chicago Title and Trust Company, Inc., solely for the purpose of Section 5.19, and Fidelity National Information Solutions, Inc., dated as of July 11, 2003, incorporated by reference from Form S-4, Registration No. 03-000863
10.83	Fidelity National Information Solutions 2001 Stock Incentive Plan, Vista Information Solutions, Inc., 1999 Stock Option Plan, Micro General Corporation 1999 Stock Incentive Plan and Micro General Corporation 1998 Stock Incentive Plan, incorporated by reference from Form S-8, Registration No. 333-109415
21	List of Subsidiaries
23	Independent Auditors’ Consent
31.1	Certification by Chief Executive Officer of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.