Form 10-K/A
period 2003-12-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2004-04-29
CIK 809398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 1-9396

FIDELITY NATIONAL FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0498599 (I.R.S. Employer Identification No.)

601 Riverside Avenue Jacksonville, Florida 32204 (Address of principal executive offices, including zip code)	(904) 854-8100 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.0001 par value	New York Stock Exchange

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

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 12, 2004 (the “Form 10-K”). Part III, Item 10 “Directors and Executive Officers of the Registrant,” Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 13 “Certain Relationships and Related Party Transactions,” and Item 14 “Principal Accountant Fees and Services” of the Form 10-K are hereby amended and restated in their entirety to include the required disclosures.

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

i

FORM 10-K/A

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The names of our directors and certain biographical information concerning each of them is set forth below:

Term Expiring 2004

			Director
Name	Occupation	Age	Since
William A. Imparato	Partner Beus Gilbert PLLC Scottsdale, Arizona	57	1986

Donald M. Koll	Chairman of the Board and Chief Executive Officer The Koll Company Newport Beach, California	71	1995

General William Lyon	Chairman of the Board and Chief Executive Officer William Lyon Homes, Inc. Newport Beach, California	81	1998

Cary H. Thompson	Senior Managing Director Bear Stearns & Co., Inc. Los Angeles, California	47	1992

WILLIAM A. IMPARATO

     Mr. Imparato is currently a Partner in Beus Gilbert PLLC and the Managing Member of Tri-Vista Partners, LLC and has been for more than five years. From June 1990 to December 1993, Mr. Imparato was President of the Company’s wholly-owned real estate subsidiary Manchester Development Corporation. From July 1980 to March 2000 he was a partner in Park West Development Company, a real estate development firm headquartered in Phoenix, Arizona. In March 2000, Mr. Imparato started a new real estate development firm, Tri-Vista Partners LLC, headquartered in Scottsdale, Arizona.

DONALD M. KOLL

     Mr. Koll is Chairman of the Board and Chief Executive Officer of The Koll Company and has been since its formation on March 26, 1962.

GENERAL WILLIAM LYON

     General Lyon is Chairman of the Board and Chief Executive Officer of William Lyon Homes, Inc. and affiliated companies, which are headquartered in Newport Beach, California, and has been for more than five years. In 1989, General Lyon formed Air/Lyon, Inc., which included Elsinore Service Corp. and Martin Aviation at John Wayne Airport. He has been Chairman of the Board of The William Lyon Company since 1985.

CARY H. THOMPSON

     Mr. Thompson currently is a Senior Managing Director with Bear Stearns & Co. Inc. and has been since 1999. From 1996 to 1999, Mr. Thompson was a director and Chief Executive Officer of Aames Financial Corporation. Prior to joining Aames Financial Corporation, Mr. Thompson served as a managing director of Nat West Markets from May 1994 to June 1996 and as a Managing Director and as manager of the

West Coast Financial Institutions Group for Oppenheimer and Co., Inc. Mr. Thompson also serves on the Board of Directors of SonicWall Corporation.

Term Expiring 2005

			Director
Name	Occupation	Age	Since
William P. Foley, II	Chairman of the Board and Chief Executive Officer Fidelity National Financial, Inc. Jacksonville, Florida	59	1984

Frank P. Willey	Vice Chairman of the Board Fidelity National Financial, Inc. Jacksonville, Florida	50	1984

Terry N. Christensen	Managing Partner of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro LLP Los Angeles, California	63	2002

WILLIAM P. FOLEY, II

     Mr. Foley is the Chairman of the Board and Chief Executive Officer of the Company, and has served in both capacities since the Company’s formation in 1984. Mr. Foley also served as President of the Company from 1984 until December 31, 1994. Mr. Foley also is currently serving as Chairman of CKE Restaurants, Inc.

FRANK P. WILLEY

     Mr. Willey is the Vice Chairman of the Board of the Company and has been a director since the formation of Fidelity in 1984. Mr. Willey served as the Company’s President from January 1, 1995 through March 20, 2000. Prior to that, he served as an Executive Vice President and General Counsel of the Company from its formation until December 31, 1994. Mr. Willey also has served in various capacities with subsidiaries and affiliates of Fidelity since joining the Company in 1984. Presently, Mr. Willey also serves as a director of CKE Restaurants, Inc.

TERRY N. CHRISTENSEN

     Mr. Christensen is the managing partner of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP and has been since 1988. Prior to forming the law firm, Mr. Christensen was a consultant to and subsequently the President of Tracinda Corporation. Mr. Christensen currently serves as a director of MGM Grand, Inc., Checkers Drive-In Restaurants, Inc. and Giant Group, Ltd.

Term Expiring 2006

Name	Occupation	Age	Director Since
John F. Farrell, Jr.	Chairman – Automatic Service Company New York, New York	66	2000

Philip G. Heasley	Chairman and Chief Executive Officer Paypower LLC Minneapolis, Minnesota	54	2000

Daniel D. (Ron) Lane	Chairman and Chief Executive Officer Lane/Kuhn Pacific, Inc. Newport Beach, California	69	1989

Willie D. Davis	Chief Executive Officer AllPro Broadcasting, Inc. Los Angeles, California	69	2003

JOHN F. FARRELL, JR.

     Mr. Farrell is Chairman of Automatic Service Company and has been since 1997. From 1985 through 1994 he was Chairman and Chief Executive Officer of North American Mortgage Company. Mr. Farrell was Chairman of Integrated Acquisition Corporation from 1984 through 1989. He was a partner with Oppenheimer and Company from 1972 through 1981.

PHILIP G. HEASLEY

     Mr. Heasley is Chairman and Chief Executive Officer of Paypower LLC and has been since 2003. From 2000 to 2003, he was Chairman and Chief Executive Officer of First USA Bank, the credit card subsidiary of Bank One. Prior to joining First USA, Mr. Heasley spent 13 years in executive positions at U.S. Bancorp, including six years as Vice Chairman and the last two years as President and Chief Operating Officer. Before joining U.S. Bancorp, Mr. Heasley spent 13 years at Citicorp, including three years as President and Chief Operating Officer of Diners Club, Inc. Mr. Heasley currently serves as Chairman of the Board of Visa USA and is a member of the Board of Visa International.

DANIEL D. (RON) LANE

     Since February 1983, Mr. Lane has been a principal, Chairman and Chief Executive Officer of Lane/Kuhn Pacific, Inc., a corporation that comprises several community development and home building partnerships, all of which are headquartered in Newport Beach, California. He is Vice Chairman of the Board of Directors of CKE Restaurants, Inc. Mr. Lane also serves on the Board of Metalclad Corporation and is active on the Board of Trustees of the University of Southern California.

WILLIE D. DAVIS

     Mr. Davis has served as the President and a director of All-Pro Broadcasting, Inc. a holding company that operates several radio stations, since 1976. Mr. Davis currently also serves on the board of directors of Checkers Drive-In Restaurants, Inc., Sara Lee Corporation, Dow Chemical Company, MGM, Inc., MGM Grand, Inc., Alliance Bank, Johnson Controls, Inc., Bassett Furniture Industries, Incorporated, Strong Fund and Wisconsin Energies.

EXECUTIVE OFFICERS

     The executive officers of the Company as of the date of this Amendment No. 1 to Form 10-K are set forth in the table below. Certain biographical information with respect to those executive officers who do not also serve as directors follows the table.

			Employed
Name	Occupation	Age	Since
William P. Foley, II	Chairman of the Board and Chief Executive Officer	59	1984

Raymond R. Quirk	President	57	1985

Ernest D. Smith	Executive Vice President of the Company and President of Fidelity Information Services, Inc.	53	1987

Alan L. Stinson	Executive Vice President and Chief Financial Officer	58	1998

Brent B. Bickett	Executive Vice President, Corporate Finance	39	1999

RAYMOND R. QUIRK

     Mr. Quirk became the President of the Company in January 2003. Prior to his position as President, he was the Co-Chief Operating Officer with direct and agency operation responsibilities for Northern California, Oregon, Washington, Hawaii, Texas and the Southeast portion of the United States. Mr. Quirk has held various other positions with the Company since 1985.

ERNEST D. SMITH

     Mr. Smith has been an Executive Vice President of the Company since 1995 and currently is also serving as the President of Fidelity Information Services, Inc. (“FIS”), a position he has occupied since the Company’s acquisition of FIS in April 2003. Prior to being named the President of FIS, Mr. Smith served as the Co-Chief Operating Officer of the Company from January 2002 to April 2003. He joined Fidelity National Title Insurance Company in 1987 as President of its San Francisco Division.

ALAN L. STINSON

     Mr. Stinson joined the Company in October 1998 as Executive Vice President, Financial Operations, and assumed the role of Executive Vice President and Chief Financial Officer of the Company in early 1999. Prior to his employment with the Company, Mr. Stinson was Executive Vice President and Chief Financial Officer of Alamo Title Holding Company. From 1968 to 1994, Mr. Stinson was employed by Deloitte & Touche, LLP, where he was a partner from 1980 to 1994.

BRENT B. BICKETT

     Mr. Bickett is an Executive Vice President, Corporate Finance, of the Company and he has served in that position since 2002. He joined the Company in 1999 as a Senior Vice President, Corporate Finance. From August 1990 until January 1999, Mr. Bickett was a member of the Investment Banking Division of Bear, Stearns & Co., Inc., where he served as a Managing Director of the firm’s real estate, gaming, lodging and leisure group from 1997 until 1999.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Exchange Act of 1934, as amended, requires the Company’s executive officers and directors to file reports of their ownership, and changes in ownership, of such securities with the Securities and Exchange Commission (the “SEC”). Executive officers and directors are required by the SEC’s regulations to furnish the Company with copies of all forms they file pursuant to Section 16 and the Company is required to report in this Amendment No. 1 to Form 10-K any failure of its directors and executive officers to file by the relevant due date any of these reports during fiscal year 2003. Based solely upon a review of the copies of the reports received by it, the Company believes that all such filing requirements were satisfied.

CODE OF ETHICS

     The Company’s Board of Directors has adopted a Code of Ethics that applies to all Senior Financial Officers of the Company and its subsidiaries, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of this Code of Ethics is attached as an exhibit to this Form 10-K/A. A copy of the Company’s Code of Ethics may be obtained, free of charge, upon written request to Fidelity National Financial, Inc., 601 Riverside Avenue, Jacksonville, Florida 32204, Attention: Corporate Secretary.

AUDIT COMMITTEE

     The Board of Directors of the Company has a standing Audit Committee. The members of the Audit Committee are John F. Farrell, Jr. (Chair), Philip G. Heasley and William A. Imparato, each of whom is independent as defined in Section 303A.02 of the NYSE Corporate Governance Standards.

     The Board of Directors has determined that each of John F. Farrell, Jr. and Philip G. Heasley is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation for the past three years of our Chief Executive Officer and our four other most highly compensated executive officers (the “named executive officers”) for all services in all capacities during the years indicated.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
					Restricted	Securities	All
				Other Annual	Stock	Underlying	Other
	Fiscal	Salary	Bonus	Compensation	Awards	Options	Compensation
Name and Title	Year	($) (1)	($) (2)	($)(3)	($) (4)	(#) (5)	($) (6)
William P. Foley, II	2003	950,016	3,600,000	2,338,507	8,257,500	8,250	169,250
Chairman, Chief	2002	950,016	2,850,000	104,071	—	303,875	146,643
Executive Officer	2001	950,016	2,850,000	98,023	—	532,400	83,982
Raymond R. Quirk	2003	594,529	1,557,123	320,358	1,156,050	8,250	23,644
President	2002	418,764	837,500	6,000	—	101,063	23,019
	2001	400,008	800,000	6,000	—	119,127	20,054
Ernest D. Smith	2003	572,599	1,547,917	237,508	825,750	8,250	38,502
President, FIS and	2002	418,764	837,500	6,000	—	87,313	37,616
Executive Vice President,	2001	400,008	800,000	6,000	—	86,915	35,797
Alan L. Stinson	2003	425,000	1,122,947	314,358	1,156,050	—	9,070
Executive Vice President,	2002	366,674	733,333	—	—	87,313	8,519
Chief Financial Officer	2001	350,016	700,000	—	—	83,372	7,396
Brent B. Bickett	2003	375,000	969,234	335,485	1,156,050	8,250	29,047
Executive Vice President,	2002	316,667	633,333	—	—	87,313	23,320
Corporate Finance	2001	287,500	450,000	—	—	50,279	16,350

(1) Amounts shown for the indicated fiscal year include amounts deferred at the election of the named executive officer pursuant to the Company’s 401(k) plan.

(2) Bonuses were awarded during the year following the year to which the bonuses relate, based on an evaluation by the Compensation Committee of the Board of Directors. Amounts shown for the 2002 and 2001 fiscal year include cash bonus amounts earned in the indicated fiscal year and deferred at the election of the named executive officer and utilized to reduce the exercise price of stock options granted to such officer during the subsequent fiscal year pursuant to the 1991 and 2001 Stock Option Plans. Bonus amounts applied to reduce the exercise price of stock option grants awarded and included in this column for 2002 and 2001, the most recent years for which the options were granted, are as follows: (i) Mr. Foley : $75,000 — 2002 bonus and $75,000 - 2001 bonus; (ii) Mr. Quirk: $75,000 — 2002 bonus and $75,000 — 2001 bonus; (iii) Mr. Smith: $75,000 — 2002 bonus and $75,000 — 2001 bonus; (iv) Mr. Stinson: no bonus deferred in 2002 or 2001; and (v) Mr. Bickett: $75,000 - 2002 bonus and $75,000 — 2001 bonus. In addition, during 2003, 2002 and 2001 bonus amounts were deferred at the election of the named executive officer and applied to the Company’s Executive Compensation Program in the following amounts: (i) Mr. Foley: $0 — 2003, $500,000 — 2002, and $555,000 — 2001; (ii) Mr. Quirk: no bonus deferred in 2003, 2002 or 2001; (iii) Mr. Smith: $0 — 2003, $146,500 — 2002, and $140,200 — 2001; (iv) Mr. Stinson: $170,000 — 2003, $146,667 — 2002, and $124,400 — 2001; and (v) Mr. Bickett: no bonus deferred in 2003, $138,833 — 2002, and $93,125 — 2001.

(3) Amounts shown for Mr. Foley included the cost of a (i) a Company provided automobile of $9,750 in 2003 and $9,000 in 2002 and 2001; (ii) tax and financial planning advice provided by third parties to Mr. Foley and Folco Development Corporation — $58,078 in 2003, $57,542 in 2002, and $61,539 in 2001; and (iii) personal use of Company assets by Mr. Foley and Folco Development Corporation — $25,268 in 2003, $37,529 in 2002, and $27,484 in 2001. Amounts shown for Mr. Quirk included the cost of a Company provided automobile of $6,000 in 2003, 2002 and 2001. Amounts shown for Mr. Smith included the cost of (i) a Company provided automobile of $6,000 in 2003, 2002 and 2001, and (ii) relocation expenses of $6,967 in 2003. Amounts shown for Mr. Bickett include relocation expenses of $21,127 in 2003. Amounts for 2003 also include amounts reimbursed during the fiscal year for the payment of taxes in connection with the restricted stock grant: Mr. Foley — $2,245,411; Mr. Quirk — $314,358; Mr. Smith — $224,541; Mr. Stinson — $314,358 and Mr. Bickett — $314,358.

(4) Pursuant to the 2001 Plan, the Company granted rights to Messrs Foley, Quirk, Smith, Stinson and Bickett to purchase shares of restricted common stock on November 18, 2003. The restricted shares granted vest over a four year period, of which one-fifth vested immediately on the date of grant. Dividends are paid by the Company on the restricted stock granted. The following are the number and aggregate value (as of December 31, 2003) of restricted stock granted: (i) Mr. Foley: 275,000 shares; $9,694,988; (ii) Mr. Quirk: 38,500 shares; $1,357,298; (iii) Mr. Smith: 27,500 shares; $969,499; (iv) Mr. Stinson: 38,500 shares; $1,357,298; and (v) Mr. Bickett: 38,500 shares; $1,357,298.

(5) The number of securities underlying options has been adjusted to reflect all dividends and stock splits.

(6) Amounts shown for fiscal 2003 consist of the following: (i) Mr. Foley: Company contribution to 401(k) Plan — $6,000, Company paid life insurance premiums — $91,999 and Company contribution to Employee Stock Purchase Program — $71,251; (ii) Mr. Quirk: no Company contribution to 401(k) Plan, Company paid life insurance premiums — $3,070 and Company contribution to Employee Stock Purchase Program — $20,574; (iii) Mr. Smith: Company contribution to 401(k) Plan — $6,000, Company paid life insurance premiums — $1,642 and Company contribution to Employee Stock Purchase Program — $30,860; (iv) Mr. Stinson: Company contribution to 401(k) Plan — $6,000, Company paid life insurance premiums — $3,070 and no Company contribution to Employee Stock Purchase Program; and (v) Mr. Bickett: Company contribution to 401(k) Plan — $6,000, no Company paid life insurance premiums and Company contribution to Employee Stock Purchase Program — $23,047.

OPTION GRANTS

     The following table provides information as to options of common stock granted to the named executive officers during 2003 pursuant to the Company’s Amended and Restated 2001 Stock Incentive Plan.

Option Grants In Last Fiscal Year

	Individual Grants
						Potential Realizable Value at
	Number Of					Assumed Annual Rates of
	Securities	Percentage of				Stock Price Appreciation
	Underlying Options	Total Options Granted to	Exercise or			for Option Term (2)
	Granted	Employees in	Base Price		Expiration	5%	10%
Name	(#)	Fiscal Year	($/share)		Date	($)	($)
William P. Foley II	8,250	1.3%	$15.36	(1)	03/24/13	$201,861	$396,490
Raymond R. Quirk	8,250	1.3%	$15.36	(1)	03/24/13	$201,861	$396,490
Ernest D. Smith	8,250	1.3%	$15.36	(1)	03/24/13	$201,861	$396,490
Alan L. Stinson	—	—	—		—	—	—
Brent B. Bickett	8,250	1.3%	15.36	(1)	03/24/13	$201,861	$396,490

(1)	The options granted under the 2001 Stock Option Plan were granted to key employees of the Company at an exercise price of $24.45, the fair market value of the Company’s Common Stock on the date of grant. The executive officer applied his deferred bonus amount to reduce the exercise price to $15.36 per share. (See note (2) of Summary Compensation Table).

(2)	These are assumed rates of appreciation, and are not intended to forecast future appreciation of the Company’s Common Stock.

FNF OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     The following table summarizes information regarding exercises of FNF stock options by the named executive officers during 2003 and unexercised FNF options held by them as of December 31, 2003.

Aggregated FNF Option Exercises In Last Fiscal Year
And Fiscal Year-End Option Values

Number of
			Securities Underlying	Value of Unexercised
			Unexercised Options	In-the-Money Options
	Shares		at December 31, 2003 (1)	at December 31, 2003 (1)
	Acquired on	Value	(#)	($)
	Exercise	Realized	Exercisable/	Exercisable/
Name	(#)	($)	Unexercisable	Unexercisable
William P. Foley II	169,622	$6,709,160	3,591,350 / 188,121	$90,234,410 / $2,878,146
Raymond R. Quirk	69,373	$872,613	334,900 / 75,606	$6,887,739 / $1,270,692
Ernest D. Smith	54,034	$714,511	36,794 / 69,482	$722,443 / $1,220,109
Alan L. Stinson	—	$—	279,609 / 58,243	$5,854,209 / $945,852
Brent B. Bickett	—	$—	258,740 / 52,697	$5,687,248 / $828,177

     In accordance with the rules of the Securities and Exchange Commission, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, the fair market value is deemed to be $35.25, the closing price of the Common Stock of FNF reported by the New York Stock Exchange on December 31, 2003.

(1) Options at December 31, 2003 include FNIS and ANFI options which were converted into FNF options as a result of the acquisition of the minority interest of FNIS on September 30, 2003 and the majority interest of ANFI on March 26, 2003.

FNIS OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     The following table summarizes information regarding exercises of Fidelity National Information Solutions, Inc. (“FNIS”) stock options by the named executive officers during 2003 and unexercised FNIS options held by them as of December 31, 2003.

Aggregated FNIS Option Exercises In Last Fiscal Year
And Fiscal Year-End Option Values

			Number of
			Securities Underlying	Value of Unexercised
			Unexercised Options	In-the-Money Options
	Shares		at December 31, 2003 (1)	at December 31, 2003 (1)
	Acquired on	Value	(#)	($)
	Exercise	Realized	Exercisable/	Exercisable/
Name	(#)	($)	Unexercisable	Unexercisable
William P. Foley II	913,000	$16,505,679	n/a	n/a
Raymond R. Quirk	19,581	$326,511	n/a	n/a
Ernest D. Smith	28,710	$430,361	n/a	n/a
Alan L. Stinson	16,434	$300,599	n/a	n/a
Brent B. Bickett	41,081	$740,996	n/a	n/a

(1) In connection with FNF’s acquisition of the minority interest of FNIS on September 30, 2003, all FNIS options outstanding were converted into FNF options.

ANFI OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     The following table summarizes information regarding exercises of American National Financial, Inc. (“ANFI”) stock options by the named executive officers during 2003 and unexercised ANFI options held by them as of December 31, 2003.

Aggregated ANFI Option Exercises In Last Fiscal Year
And Fiscal Year-End Option Values

Number of
			Securities Underlying	Value of Unexercised
			Unexercised Options	In-the-Money Options
	Shares		at December 31, 2003 (1)	at December 31, 2003 (1)
	Acquired on	Value	(#)	($)
	Exercise	Realized	Exercisable/	Exercisable/
Name	(#)	($)	Unexercisable	Unexercisable
William P. Foley II	106,817	$2,121,735	n/a	n/a
Raymond R. Quirk	—	$—	n/a	n/a
Ernest D. Smith	—	$—	n/a	n/a
Alan L. Stinson	—	$—	n/a	n/a
Brent B. Bickett	—	$—	n/a	n/a

(1) In connection with FNF’s acquisition of the majority interest of ANFI on March 26, 2003, all ANFI options outstanding were converted into FNF options.

DIRECTOR COMPENSATION

     Directors who also are officers of the Company do not receive any compensation for acting as directors, except for reimbursement of reasonable expenses, if any, incurred in attending Board meetings. Directors who are not also employees of the Company receive:

•	An annual retainer of $30,000;

•	A per meeting fee of $2,500 for each Board meeting attended;

•	An annual retainer of $5,000 for service on any Board committee (except Audit) or a $7,500 annual retainer if chair of any committee (except Audit);

•	An annual retainer of $7,500 for service on the Audit committee or a $15,000 annual retainer if chair of the Audit committee;

•	A per meeting fee of $1,500 for each committee meeting attended (except Audit which has a per meeting fee of $3,000);

•	Expenses of attending Board and committee meetings; and

•	In addition, in 2003 each non-employee director acquired 5,500 shares of restricted stock, of which 1,100 shares vested immediately and the remaining shares will vest in equal annual installments over a four year period.

EMPLOYMENT AGREEMENTS

     The Company entered into a five-year employment agreement with its Chairman and Chief Executive Officer, Mr. Foley, effective March 22, 2001, replacing an existing agreement. Pursuant to his new agreement, his minimum annual base salary is $950,000. The agreement provides for additional incentive compensation in respect of each fiscal year ending during the term thereof in the form of an annual cash bonus as determined in accordance with the Annual Incentive Plan. Pursuant to the Annual Incentive Plan, the Compensation Committee has approved a formula that awards Mr. Foley for meeting specified performance levels, based on the Company’s return on equity and other specified operational goals. The agreement includes other compensation and executive fringe benefits. There is a change in control provision enabling Mr. Foley to terminate this agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for good reason (defined in the agreement as a change in control) or if Mr. Foley’s employment is terminated following a change of control, under certain circumstances he will receive (i) his salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater number of years remaining in the term of employment, including partial years, or three years, (iii) immediate vesting of all options not vested at the date of termination, and (iv) maintenance of all benefit plans and programs for Mr. Foley for the greater of three years or the number of years (including partial years) remaining in the agreement. The agreement allows the Company to terminate Mr. Foley upon written notice without cause on terms specified in the agreement. Upon Mr. Foley’s death, his estate will receive a payment in the amount of the minimum annual base salary for the remainder of the agreement. Upon incapacity or disability for a continuous period of nine months, the Company may terminate the employment contract with Mr. Foley upon payment of an amount equal to his minimum annual base salary, without offset for the remainder of the agreement.

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

     The Company entered into a three-year employment agreement with Ernest D. Smith effective March 20, 2003. Pursuant to the agreement, Mr. Smith’s minimum base salary for fiscal 2003 is $600,000. His base salary may be increased at the discretion of the Compensation Committee of the Board of Directors. Mr. Smith’s annual bonus will be payable pursuant to the Annual Incentive Plan. The cash bonus payable to Mr. Smith under the Annual Incentive Plan awards him for meeting specified performance levels based on the Company’s return on equity and specified operational goals. There is a change in control provision enabling Mr. Smith to terminate this agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for good reason (defined in the agreement as a change in control) or if Mr. Smith’s employment is terminated following a change in control under certain circumstances, he will receive (i) his minimum annual base salary through the date of termination, (ii) severance pay in an amount equal to the greater of his annual salary in effect as of the date of termination or the highest bonus paid or payable to him during the term of the agreement multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number two, and (iii) maintenance of all benefit plans and programs for Mr. Smith for the greater number of two years or the number of years (including partial years) remaining in the agreement.

     The Company entered into a three-year employment agreement with Alan L. Stinson effective March 22, 2001, which was subsequently amended to extend the term of the agreement until 2006. Pursuant to the agreement, Mr. Stinson’s minimum base salary for fiscal 2003 is $350,000. His base salary may be increased at the discretion of the Compensation Committee of the Board of Directors. Mr. Stinson’s annual bonus will be payable pursuant to the Annual Incentive Plan. The cash bonus payable to Mr. Stinson under the Annual Incentive Plan awards him for meeting specified performance levels based on the Company’s return on equity and specified operational goals. There is a change in control provision enabling Mr. Stinson to terminate this agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for good reason (defined in the agreement as a change in control) or if Mr. Stinson’s employment is terminated following a change in control under certain circumstances, he will receive (i) his minimum annual base salary through the date of termination, (ii) severance pay in an amount equal to the greater of his annual salary in effect as of the date of termination or the highest bonus paid or payable to him during the term of the agreement multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number two, and (iii) maintenance of all benefit plans and programs for Mr. Stinson for the greater number of two years or the number of years (including partial years) remaining in the agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is currently composed of Cary H. Thompson, Daniel D. (Ron) Lane and Terry N. Christensen. During fiscal 2003, no member of the Compensation Committee was a former or current officer or employee of the Company or any of its subsidiaries. In addition, during that year, no executive officer of the Company served (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on the Compensation Committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on the board of directors.

     Mr. Thompson is a Senior Managing Director with Bear Stearns & Co. Inc. During 2003, Bear Stearns provided investment advisory and brokerage services to the Company, for which Bear Stearns received fees in the amount of approximately $1.7 million. In the opinion of management, the terms of these transactions were fair to the Company and substantially the same as could have been obtained in transactions with unaffiliated parties.

     Mr. Christensen is the managing partner of the law firm Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. During 2003, Christensen Miller represented the Company and its subsidiaries in various lawsuits. The total fees received by Christensen Miller during 2003 were approximately $1.7 million. In the opinion of management, the terms of these transactions were fair to the Company and substantially the same as could have been obtained in transactions with unaffiliated parties.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     As of April 23, 2004, based on filings with the Securities and Exchange Commission, there is no person known to the Company to be the beneficial owner of more than 5% of the Company’s common stock other than as set forth below.

		Percent of
Name	Number of Shares	Class Owned
ALLTEL Corporation (1)	11,206,692	6.6%
4001 Rodney Parham Little Rock, AK 72212

Barclays Global Investors, NA. (2)	11,554,706	6.8%
45 Fremont Street San Francisco, CA 94105

(1)	In a Schedule 13G filed with the Commission on April 8, 2003, ALLTEL Corporation reported it had the sole power to vote and dispose of these 11,206,692 shares of common stock. The percentage of outstanding shares is based upon the outstanding shares as of March 31, 2004.

(2)	In a Schedule 13G filed with the Commission on February 17, 2004, Barclays Global Investors, NA reported it had the sole power to vote 10,130,266 shares of common stock and the sole power to dispose of 10,136,247 shares of common stock. The percentage of outstanding shares is based upon the outstanding shares as of March 31, 2004.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the beneficial ownership as of March 31, 2004, of the common stock of the Company by each director who owns shares, all executive officers named in the Summary Compensation Table, and all directors and executive officers as a group. The information as to beneficial stock ownership is based on data furnished by the persons concerning whom such information is given.

	Number of		Number of		% of
Name and Address	Shares Owned		Options (1)	Total	Total
William P. Foley II	4,847,585	(2)	3,641,766	8,489,351	4.91%
Frank P. Willey	1,500,098		20,608	1,520,706	*
Terry N. Christensen	6,050		2,292	8,342	*
Willie D. Davis	5,550		57,824	63,374	*
John F. Farrell, Jr.	10,075		40,275	50,350	*
Philip G. Heasley	15,985		12,879	28,864	*
William A. Imparato	9,696		83,967	93,663	*
Donald M. Koll	5,500		134,295	139,795	*
Daniel D. (Ron) Lane	139,472		34,054	173,526	*
General William Lyon	20,725		97,692	118,417	*
Cary H. Thompson	9,147		25,053	34,200	*
Brent Bickett	53,306		282,435	335,741	*
Raymond R. Quirk	140,958		374,055	515,013	*
Alan L. Stinson	63,455		308,850	372,305	*
Ernest D. Smith	29,610	(3)	77,612	107,222	*
All directors and executive officers (15 people)	6,759,541		5,193,657	11,953,198	6.85%

*Represents less than 1% of the Company’s common stock outstanding on March 31, 2004.

(1) Represents shares subject to stock options that are exercisable on March 31, 2004 or become exercisable within 60 days of March 31, 2004.

(2) Included in this amount are 2,449,537 shares held by Folco Development Corporation, of which Mr. Foley and his spouse are the sole stockholders, and 579,119 shares held by Foley Family Charitable Foundation.

(3) Included in this amount are 325 shares held by Mr. Smith’s spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Thompson is a Senior Managing Director with Bear Stearns & Co. Inc. During 2003, Bear Sterns provided investment advisory and brokerage services to the Company, for which Bear Stearns received fees in the amount of approximately $1.7 million. In the opinion of management, the terms of these transactions were fair to the Company and substantially the same as could have been obtained in transactions with unaffiliated parties.

     Mr. Christensen is the managing partner of the law firm Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. During 2003, Christensen Miller represented the Company and its subsidiaries in various lawsuits. The total fees received by Christensen Miller during 2003 were approximately $1.7 million. In the opinion of management, the terms of these transactions were fair to the Company and substantially the same as could have been obtained in transactions with unaffiliated parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related work and all non-audit work performed by the Company’s independent auditors, KPMG LLP (“KPMG”), is approved in advance by the Audit Committee, including the proposed fees for such work.

     The Company incurred the following fees for audit and other services performed by KPMG with respect to fiscal years 2003 and 2002:

	2003	2002
	(Amounts in thousands)

Audit fees (1)	$2,424	$2,794
Audit-related fees (2)	468	110
Tax fees	96	146
All other services (3)	436	440

	$3,424	$3,490

(1)	Audit fees consisted principally of fees for the audits, including statutory audits of subsidiaries, and quarterly reviews, including billings for out of pocket expenses, and fees related to the review of registration statements for various transactions.

(2)	Audit-related fees in 2002 consisted principally of fees for audits of fees for employee benefit plans, and in 2003 consisted principally of fees for audits of employee benefit plans and fees for Sarbanes-Oxley 404 documentation assistance services.

(3)	All other services consisted principally of information technology risk assessment services.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY NATIONAL FINANCIAL, INC.

	By:	/s/ Alan L. Stinson

Alan L. Stinson Executive Vice President and Chief Financial Officer
Date: April 28, 2004

EXHIBIT INDEX

Exhibit
Number	Description

14.1	Fidelity National Financial, Inc. Code of Ethics for Senior Financial Officers
31.1	Certification by Chief Executive Officer of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350