Form 10-Q
period 2004-03-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2004-05-10
CIK 809398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

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

YES ☒ NO ☐

As of April 30, 2004, 172,282,792 shares of the Registrant’s Common Stock were outstanding.

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at March 31, 2004 includes $274,281 and at December 31, 2003 includes $262,193 of pledged fixed maturity securities related to secured trust deposits	$1,873,835	$1,696,234
Equity securities, at fair value	109,932	70,618
Other long-term investments	51,240	44,579
Short-term investments at March 31, 2004 includes $190,983 and at December 31, 2003 includes $185,956 of pledged short-term investments related to secured trust deposits	704,011	878,386

Total investments	2,739,018	2,689,817
Cash and cash equivalents, at March 31, 2004 includes $339,467 and at December 31, 2003 includes $231,142 of pledged cash related to secured trust deposits	602,838	491,819
Leases	59,615	67,855
Trade and notes receivables, net of allowance of $36,254 in 2004 and $39,048 in 2003	495,918	446,102
Goodwill	2,214,749	1,926,478
Prepaid expenses and other assets	283,341	249,009
Capitalized software	343,004	290,108
Other intangible assets	581,073	529,940
Title plants	293,324	286,398
Property and equipment, net	342,172	317,813

	$7,955,052	$7,295,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$727,803	$850,828
Deferred revenue	220,276	194,077
Notes payable	910,258	659,186
Reserve for claim losses	977,859	940,217
Secured trust deposits	801,016	671,882
Deferred tax liabilities	82,794	84,224
Income taxes payable	79,267	6,731

	3,799,273	3,407,145
Minority interests and preferred stock of subsidiary	12,588	14,835
Stockholders’ equity:
Preferred stock, $.0001 par value; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock, $.0001 par value; authorized, 250,000,000 shares issued, 172,420,770 as of March 31, 2004 and 167,650,280 as of December 31, 2003	18	17
Additional paid-in capital	3,226,833	2,453,841
Retained earnings	1,030,629	1,517,494

	4,257,480	3,971,352
Accumulated other comprehensive earnings (loss)	(11,253)	(9,891)
Unearned compensation	(21,644)	(23,017)
Less treasury stock, 3,235,500 shares as of March 31, 2004 and 2,809,400 shares as of December 31, 2003, at cost	(81,392)	(65,085)

	4,143,191	3,873,359

	$7,955,052	$7,295,339

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended
	March 31,
	2004	2003
	(Unaudited)
REVENUE:
Title insurance premiums	$1,071,281	$967,661
Escrow and other title-related fees	255,899	258,235
Financial institution processing and outsourcing	288,384	41,086
Real estate information services	143,042	114,078
Specialty insurance	48,670	27,733
Interest and investment income	14,527	17,057
Realized gains and losses, net	12,473	6,633
Other income	2,542	4,393

	1,836,818	1,436,876
EXPENSES:
Personnel costs	636,596	447,156
Other operating expenses	416,151	315,609
Agent commissions	474,364	387,213
Provision for claim losses	58,920	48,384
Interest expense	7,932	8,060

Total expenses	1,593,963	1,206,422

Earnings before income taxes and minority interest.	242,855	230,454
Income tax expense	92,285	85,209

Earnings before minority interest	150,570	145,245
Minority interest	329	5,272

Net earnings	$150,241	$139,973

Basic earnings per share	$0.91	$1.06

Weighted average shares outstanding, basic basis	165,605	132,432

Diluted earnings per share	$0.88	$1.02

Weighted average shares outstanding, diluted basis	171,103	136,628

Cash dividends per share	$0.18	$0.11

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended
	March 31,
	2004	2003
	(Unaudited)
Net earnings	$150,241	$139,973
Other comprehensive earnings (loss):
Unrealized gains on investments, net (1)	4,401	1,523
Reclassification adjustments for gains included in net earnings (2)	(5,763)	(3,231)

Other comprehensive loss	(1,362)	(1,708)

Comprehensive earnings	$148,879	$138,265

(1)	Net of income tax expense of $2.9 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively.

(2)	Net of income tax benefit of $(3.8) million and $(2.2) million for the three months ended March 31, 2004 and 2003, respectively.

See Notes to Condensed Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
	Common Stock			Additional	Other		Treasury Stock
			Paid-in	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Loss	Compensation	Shares	Amount
Balance, December 31, 2003	167,650	$17	$2,453,841	$1,517,494	$(9,891)	$(23,017)	$2,809	$(65,085)
Purchase of treasury stock	—	—	—	—	—	—	431	(16,502)
Retirement of treasury stock	(4)	—	(195)	—	—	—	(4)	195
Issuance of restricted stock	6	—	192	—	—	(192)	—	—
Exercise of stock options	1,405	—	20,572	—	—	—		—
Tax benefit associated with the exercise of options	—	—	10,827	—	—	—	—	—
Acquisition of Aurum Technology, Inc.	3,144	1	121,369	—	—	—	—	—
Acquisition of Hansen Quality Loan Services, Inc.	220	—	8,500	—	—	—	—	—
Other comprehensive
loss — unrealized loss on investments and other financial instruments	—	—	—	—	(1,362)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	1,565	—	—
Effect of 10% stock dividend	—	—	607,162	(607,162)	—	—	—	—
Stock based compensation.	—	—	4,565	—	—	—	—	—
Cash dividends declared ($0.18 per share)	—	—	—	(29,944)	—	—	—	—
Net earnings	—	—	—	150,241	—	—	—	—

Balance, March 31, 2004	172,421	$18	$3,226,833	$1,030,629	$(11,253)	$(21,644)	3,236	$(81,392)

See Notes Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net earnings	$150,241	$139,973
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	70,610	21,802
Net increase in reserve for claim losses	9,018	4,716
Gain on sales of assets	(12,473)	(6,633)
Stock-based compensation cost	6,130	3,606
Tax benefit associated with the exercise of stock options	10,827	8,129
Change in assets and liabilities, net of effects from acquisitions:
Net decrease in leases and lease securitization residual interests	8,240	17,022
Net decrease in secured trust deposits	4,300	15,103
Net increase in trade receivables	(24,539)	(18,389)
Net increase in prepaid expenses and other assets	(26,065)	(8,812)
Net decrease in accounts payable, accrued liabilities and minority interests	(149,485)	(49,352)
Net increase in income taxes	75,628	77,550

Net cash provided by operating activities	122,432	204,715

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	572,802	440,110
Proceeds from maturities of investment securities available for sale	33,904	73,655
Proceeds from sale of assets	2,402	211
Collections of notes receivable	1,077	1,668
Additions to title plants	(232)	(1,005)
Additions to property and equipment	(34,147)	(29,391)
Additions to capitalized software	(26,375)	(5,547)
Purchases of investment securities available for sale	(765,692)	(495,683)
Net proceeds (purchases) of short-term investment securities	201,346	(261,762)
Additions to notes receivable	(2,986)	(841)
Acquisitions of businesses, net of cash acquired	(315,242)	(102,023)

Net cash used in investing activities	(333,143)	(380,608)

See Notes to Condensed Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,
	2004	2003
	(Unaudited)
Cash flows from financing activities:
Borrowings	$253,495	$935
Net proceeds from issuance of notes	—	248,118
Debt issuance costs	—	(1,625)
Debt service payments	(14,216)	(27,202)
Dividends paid	(29,944)	(11,718)
Stock options exercised	20,572	12,384
Purchases of treasury stock	(16,502)	(19,745)

Net cash provided by financing activities	213,405	201,147

Net increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	2,694	25,254
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	260,677	187,549

Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$263,371	$212,803

Supplemental cash flow information:
Income taxes paid	$4,900	$1,500

Interest paid	$9,166	$11,759

Noncash investing and financing activities:
Dividends declared and unpaid	$—	$15,763

Issuance of restricted stock	$192	$—

Fair value of shares issued in connection with acquisitions	$129,870	$—
Capital transactions of investees and less than 100% owned subsidiaries	$—	$398
Liabilities assumed in connection with acquisitions:
Fair value of assets acquired	$427,941	$345,211
Total purchase price	$(337,295)	$(279,001)

Liabilities assumed	$90,646	$66,210

See Notes to Condensed Consolidated Financial Statements

Fidelity National Financial, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note A — Basis of Financial Statements

The financial information included in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the “Company”) and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain reclassifications have been made in the 2003 Condensed Consolidated Financial Statements to conform to classificaitons used in 2004. In addition, the financial statements for the three months ended March 31, 2003 have been restated to reflect the adoption in the third quarter of 2003 of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. See Note E.

Note B – Acquisitions

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

The Company allocated the purchase price to intangible assets as follows: $450.7 million to goodwill; $348.0 million to other intangible assets, namely acquired customer relationship intangibles; and $95.0 million to capitalized software based on studies and valuations that are finalized. The Company is amortizing the other intangible assets using an accelerated method which takes into consideration expected customer attrition rates over a 10-year period. The acquired software is amortized over a seven-year period using an accelerated method that contemplates the period of expected economic benefit and future enhancements to the underlying software. Under the terms of the stock purchase agreement, the Company made a joint election with ALLTEL to treat the acquisition as a sale of assets in accordance with Section 338 (h) (10) of the Internal Revenue Code, which resulted in the revaluation of the assets acquired to fair value. As such, the fair value assignable to the historical assets, as well as intangible assets and goodwill, will be deductible for federal and state income tax purposes.

The assets acquired and liabilities assumed in the FIS acquisition were as follows (dollars in thousands):

Tangible and amortizable intangible assets acquired at fair value	$741,960
Goodwill	450,743
Liabilities assumed at fair value	(123,082)

Total purchase price	$1,069,621

Selected unaudited pro forma combined results of operations for the three months ended March 31, 2003 assuming the acquisition had occurred as of January 1, 2003, and using actual general and administrative expenses prior to the acquisition, are set forth below:

Three Months Ended
March 31, 2003
Total revenue	$1,647,851
Net earnings	$157,016
Basic earnings per share	$1.09
Diluted earnings per share	$1.06

Other Transactions:

Sanchez Computer Associates, Inc.

On April 14, 2004, the Company acquired Sanchez Computer Associates, Inc. (“Sanchez” — NASDAQ:SCAI) for approximately $175.0 million, composed of approximately $88.1 million in cash and the issuance of approximately 2,267,290 shares of the Company’s common stock.

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

American Pioneer Title Insurance Company

On March 22, 2004, the Company acquired American Pioneer Title Insurance Company (“APTIC”) for approximately $115.0 million in cash, subject to certain equity adjustments. APTIC is a 45-state licensed title insurance underwriter with significant agency operations and computerized title plant assets in the state of Florida. APTIC will operate under the Company’s Ticor Title brand.

Aurum Technology, Inc.

On March 11, 2004, the Company acquired Aurum Technology, Inc. (“Aurum”) for approximately $305.0 million, composed of approximately $185.0 million in cash and the issuance of 3,144,390 in shares of its common stock. Aurum is a provider of outsourced and in-house information technology solutions for the community bank and credit union markets.

Hansen Quality Loan Services, LLC

On February 27, 2004, the Company acquired an additional 44% interest in Hansen Quality Loan Services, LLC (“Hansen”) that it did not already own for approximately $33.7 million, consisting of approximately $25.2 million in cash and $8.5 million of the Company’s common stock. The stock portion of the purchase price resulted in the issuance of 220,396 shares of the Company’s common stock, which is restricted from sale to the public. Hansen provides collateral risk assessment and valuation services for real estate mortgage financing. On March 26, 2004, we acquired the remaining 1% interest in Hansen for approximately $.3 million in cash.

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

The acquisition of the minority interest of FNIS on September 30, 2003 allowed the Company to more fully capitalize on the significant technology resources of FIS, which the Company acquired on April 1, 2003, by combining all technology resources within one integrated organization. The Company’s data center activities have historically been managed by FNIS. However, with the acquisition of the minority interest of FNIS, the Company has migrated substantially all of its data center activities from FNIS to the existing FIS platforms as of September 30, 2003.

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

Note D – Earnings Per Share

The Company presents “basic” earnings per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and “diluted” earnings per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2004	2003
	(In thousands, except per share amounts)
Net earnings, basic and diluted basis	$150,241	$139,973

Weighted average shares outstanding during the period, basic basis	165,605	132,432
Plus: Common stock equivalent shares assumed from conversion of options	5,498	4,196

Weighted average shares outstanding during the period, diluted basis	171,103	136,628

Basic earnings per share	$0.91	$1.06

Diluted earnings per share	$0.88	$1.02

Options to purchase 9,242 shares and 863,677 shares of the Company’s common stock for the three months ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.

Note E- Stock-Based Compensation Plans

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

During the third quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. The Company has elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. The financial statements for the three months ended March 31, 2003 have been restated to reflect the adoption of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

	Three months ended
	March 31,
	2004	2003
	(In thousands, except
	per share amounts)
Net earnings, as reported	$150,241	$139,973
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	3,801	3,606
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,786)	(5,690)
Pro forma net earnings	$149,256	$137,889

Earnings per share:
Basic – as reported	$0.91	$1.06
Basic – pro forma	$0.90	$1.04
Diluted – as reported	$0.88	$1.02
Diluted – pro forma	$0.87	$1.01

Note F – Segment Information

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

Three months ended March 31, 2004 (dollars in thousands):

		Financial
		Institution	Real Estate		Corporate
	Title	Processing and	Information	Specialty	and
	Insurance	Outsourcing	Services	Insurance	Other	Eliminations	Total
Gross revenue	$1,351,748	$300,705	$154,753	$54,438	$4,124	$(28,950)	$1,836,818
Intersegment revenue	—	(12,536)	(11,365)	(5,049)	—	28,950	—

Revenues from external customers	$1,351,748	$288,169	$143,388	$49,389	$4,124	$—	$1,836,818
Interest and investment income, including realized gains and (losses)	24,568	(215)	346	719	1,582	—	27,000
Depreciation and amortization	20,267	37,244	11,898	1,138	63	—	70,610
Interest expense	322	15	108	—	7,487	—	7,932
Earnings (loss) before income taxes and minority interest	175,395	44,647	28,479	6,718	(12,384)	—	242,855
Income tax expense (benefit)	66,650	16,966	10,822	2,553	(4,706)	—	92,285
Minority interest	(69)	119	279	—	—	—	329
Net earnings (loss)	108,814	27,562	17,378	4,165	(7,678)	—	150,241
Assets	4,891,471	1,815,299	892,047	173,040	183,195	—	7,955,052
Goodwill	893,558	799,711	500,811	20,669	—	—	2,214,749

Three months ended March 31, 2003 (dollars in thousands):

		Financial
		Institution	Real Estate		Corporate
	Title	Processing and	Information	Specialty	and
	Insurance	Outsourcing	Services	Insurance	Other	Eliminations	Total
Gross revenue	$1,246,915	$41,460	$149,934	$28,651	$5,778	$(35,862)	$1,436,876
Intersegment revenue	—	(365)	(35,497)	—	—	35,862	—

Revenues from external customers	$1,246,915	$41,095	$114,437	$28,651	$5,778	$—	$1,436,876
Interest and investment income, including realized gains and (losses)	21,019	9	359	918	1,385	—	23,690
Depreciation and amortization	11,734	1,936	7,495	86	551	—	21,802
Interest expense	359	(59)	417	—	7,343	—	8,060
Earnings (loss) before income taxes and minority interest	207,821	7,695	24,407	3,452	(12,921)	—	230,454
Income tax expense (benefit)	76,893	2,847	9,031	1,277	(4,839)	—	85,209
Minority interest	278	58	4,936	—	—	—	5,272
Net earnings (loss)	130,650	4,790	10,440	2,175	(8,082)	—	139,973
Assets	4,077,030	112,801	580,796	95,478	1,011,357	—	5,877,462
Goodwill	991,685	62,618	121,554	40,517	—	—	1,216,374

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

     Real Estate Information Services

This segment, consisting of various real estate information and ancillary service subsidiaries, offers specialized products and services required to execute and close a real estate transaction. These services include property appraisal, credit reporting, exchange intermediary services, real estate tax services, flood certification and monitoring, property data and disclosure services, multiple listing services, mortgage loan fulfillment services and relocation services. These services require specialized expertise and have been centralized for efficiency and ease of management.

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

Note G – Dividends, Stock Repurchase Program and Share and Per Share Restatement

On January 27, 2004, the Company’s Board of Directors declared a cash dividend of $0.18 per share, payable on March 23, 2004, to stockholders of record as of March 9, 2004. On April 28, 2004, the Company’s Board of Directors declared a cash dividend of $0.18 per share, payable on June 18, 2004, to stockholders of record as of June 4, 2004.

On April 24, 2002, the Company’s Board of Directors approved a three-year stock repurchase program, whereby the Company plans to devote a portion of its annual cash flow from operations to the systematic repurchase of shares of its common stock. Purchases may be made by the Company from time to time in the open market, in block purchases or in privately negotiated transactions. From January 1, 2004 through March 31, 2004, the Company repurchased 430,500 shares of common stock for $16.5 million, or an average price of $38.33.

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

Note H – Pension and Postretirement Benefits

The following details the Company’s periodic (income) expense for pension and postretirement benefits:

	For the Three Months Ended March 31,
	2004	2003	2004	2003
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$—	$—	$53	$55
Interest cost	2,127	1,845	342	375
Expected return on assets	(1,777)	(1,752)	—	—
Amortization of prior service cost	—	—	(678)	(678)
Amortization of actuarial loss	1,768	580	148	105

Total net periodic (income) expense	$2,118	$673	$(135)	$(143)

There have been no material changes to the Company’s projected benefit payments under either plan since December 31, 2003.

Note I – Legal Proceedings

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

The Company was named in five class action lawsuits alleging irregularities and violations of law in connection with title and escrow practices. All of these lawsuits are currently pending, although three of them have been conditionally settled, subject only to verification of certain factual representations made during settlement negotiations. The verification process is complete. The State of California, plaintiff in the lead case, believes there was a greater frequency of improper charges for reconveyances than was represented. The parties are discussing how best to resolve this issue. The remaining two lawsuits have been stayed pending final disposition of the conditionally settled lawsuits. The Company believes that the two stayed lawsuits will be dismissed upon the final disposition of the three conditionally settled lawsuits.

Three class action lawsuits were filed in June 2003 alleging breach of fiduciary obligations by FNIS directors in connection with the Company’s acquisition of the outstanding minority interest of FNIS. These actions have recently been consolidated and are pending in the Chancery Court of Delaware. FNIS has retained counsel to represent them and the named members of their board of directors, three of whom are also directors of the Company. These actions are not being actively prosecuted and the Company and FNIS believe the lawsuits are without merit.

Several class actions are pending alleging improper rates were charged for title insurance. Three class action cases were filed in New York and have been consolidated for further proceedings. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. A class was certified in January 2004 and the class members will shortly be notified of the pending action. Similar allegations have been made in class actions filed in Minnesota, Ohio and Pennsylvania. Two class actions, one in California and one in Michigan allege the company violated the Real Estate Settlement Procedures Act (“RESPA”) and state law by giving favorable discounts or rates to builders and developers. The actions seek refunds of the premiums charged and additional damages. The Company intends to vigorously defend these actions.

Several class actions are pending alleging that the Company imposed improper charges in closing real estate transactions. A class action pending in New Jersey alleges the company has charged twice for fees to record satisfactions of mortgages, and charged for satisfactions that were not recorded. Two other class actions pending in Indiana allege the Company overcharged recording fees. A class action in Pennsylvania that alleged an overchage of notary fees was voluntarily dismissed. The court dismissed another in Illinois alleging an improper markup of courier fees and that judgment is now final. The Company intends to vigorously defend the remaining pending actions.

Three pending class actions in California allege the Company failed to pay overtime charges to its escrow officer employees as required by law and regulation. These actions seek payment of wages allegedly due to the purported class. The court has tentatively approved settlement in one of the actions, and the Company expects final approval in June. The Company believes this settlement will bar the continued prosecution of one of the other actions, and it is discussing settlement of the other. The Company intends to vigorously defend these actions.

A California class action alleges the Company takes “rebates and kickbacks” in outsourcing its trustee foreclosure business. The Company believes it is close to settlement of this action.

A class action is pending in California alleging that the Company violated the Telephone Consumer Protection Act by sending unsolicited facsimile advertising. Plaintiffs seek statutory damages. A class was certified in April 2004. The Company intends to vigorously defend this action.

Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of OperationsThe statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: general economic and business conditions, including interest rate fluctuations and general volatility in the capital markets; changes in the performance of the real estate markets; the impact of competitive products and pricing; success of operating initiatives; adverse publicity; the ability to identify businesses to be acquired; availability of qualified personnel; employee benefits costs and changes in , or the failure to comply with, government regulations and other risks detailed in our filings with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

Business. We are the largest title insurance and diversified real estate information services and solutions company in the United States. Our title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issued approximately 29% of all title insurance policies issued nationally during 2002. Through our subsidiary, Fidelity Information Services, Inc. (“FIS”), which we acquired on April 1, 2003 (See Note B of Notes to Condensed Consolidated Financial Statements), we are one of the largest providers of information-based technology solutions and processing services to financial institutions and the mortgage industry in the United States. FIS processes nearly 50% of all residential mortgages in the United States, with balances exceeding $2.5 trillion, has processing and technology relationships with 46 of the top 50 banks in the United States and has clients in more than 50 countries who rely on its processing and outsourcing products and services.

We have five reporting segments: title insurance; financial institution processing and outsourcing; real estate information services; specialty insurance; and corporate and other. The title insurance segment consists of our title insurance underwriters and our wholly-owned title insurance agencies. The title segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances. The financial institution processing and outsourcing segment consists primarily of the operations of FIS, which was acquired on April 1, 2003. This segment also includes our default management services, which include foreclosure posting and publishing services, loan portfolio services, field services and property management, as well as our Empower and Softpro software products. The real estate information services segment includes property appraisal services, credit reporting, exchange intermediary services in connection with real estate transactions, real estate tax services, property data and disclosure services, flood certification and monitoring, relocation services, multiple listing services and mortgage loan fulfillment services. The specialty insurance segment, consisting of our various non-title insurance subsidiaries, issues flood, home warranty and homeowners insurance policies. The corporate and other segment consists of the operations of the parent holding company and the operations of our wholly-owned equipment-leasing subsidiary. See Note F of Notes to Condensed Consolidated Financial Statements for additional segment information and a reconciliation of segment net earnings to our consolidated net earnings.

Factors Affecting Comparability

Our Condensed Consolidated Statements of Earnings for 2004 include the results of operations of FIS, which we acquired on April 1, 2003, and various other entities acquired on various dates during the first quarter of 2004 and in 2003, as discussed in Note B of Notes to Condensed Consolidated Financial Statements. Our weighted average shares outstanding have increased in the first quarter of 2004 as compared with the first quarter of 2003 primarily as a result of issuing shares of our common stock to finance the acquisitions of ANFI, FIS, FNIS, Hansen and Aurum. As such, basic and diluted net earnings per share have decreased in the first quarter of 2004 as compared with the first quarter of 2003, despite the increase in net earnings for the same period. Net earnings from our financial institution processing and outsourcing segment, which includes FIS for the period from January 1, 2004, through March 31, 2004, represented 18.4% of our total net earnings for 2004 as compared with 3.4% of our total net earnings in 2003. The increase in net earnings from our financial institution processing and outsourcing segment in 2004 is primarily due to the acquisitions of FIS and WebTone. We expect the net earnings of our financial institution processing and outsourcing segment to increase in 2004 over 2003 as a result of including a full year of FIS and WebTone operating results in 2004, organic growth we are experiencing within FIS and the acquisitions of Aurum in the first quarter of 2004, and Sanchez, in the second quarter of 2004.

Results of Operations

Net Earnings. The following table presents certain financial data for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Total revenue	$1,836,818	$1,436,876

Total expenses	$1,593,963	$1,206,422

Net earnings	$150,241	$139,973

Basic net earnings per share	$0.91	$1.06

Diluted net earnings per share	$0.88	$1.02

Revenue. The following table presents the components of our revenue:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Title insurance premiums	$1,071,281	$967,661
Escrow and other title related fees	255,899	258,235
Financial institution processing and outsourcing	288,384	41,086
Real estate information services	143,042	114,078
Specialty insurance	48,670	27,733
Interest and investment income	14,527	17,057
Realized gains and losses, net	12,473	6,633
Other income	2,542	4,393

Total revenue	$1,836,818	$1,436,876

Orders opened by direct title operations	1,055,600	1,256,300
Orders closed by direct title operations	643,100	746,900

Total revenue for the first quarter of 2004 increased $399.9 million to $1,836.8 million, an increase of 27.8% from the first quarter of 2003. The increase in total revenue in 2004 is primarily due to the acquisitions of financial institution processing and outsourcing service companies, real estate information service companies and specialty insurance companies and the integration of these operations into our core businesses in 2004.

Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales on both a national and local basis. Real estate sales are directly affected by changes in the cost of financing purchases of real estate, predominantly mortgage interest rates. Other macroeconomic factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. Beginning in January 2001 and continuing through June of 2003, the Federal Reserve Board reduced interest rates by 550 basis points, bringing interest rates down to their lowest level in recent history, which significantly increased the volume of refinance activity. Beginning in mid-June 2003 and continuing through December 2003, the ten-year treasury bond yield steadily increased from a low of nearly 3.0% to more than 4.5%, causing mortgage interest rates to rise, which has decreased the volume of refinance activity. Although mortgage interest rates again dropped during February and March of 2004, causing open orders to increase substantially towards the end of the first quarter of 2004, the majority of those orders will not be closed until the second quarter of 2004.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three Months Ended March 31,
	2004		2003
	Amount	%	Amount	%
	(Dollars in thousands)
Direct	$464,948	43.4%	$473,230	48.9%
Agency	606,333	56.6	494,431	51.1

Total title insurance premiums	$1,071,281	100.0%	$967,661	100.0%

Title insurance premiums increased 10.7% to $1,071.3 million in the first quarter of 2004 as compared with the first quarter of 2003. The increase in title insurance premiums in 2004 is due primarily to increases in agency title premiums and follows the direct operations trend of recent quarters, as agents remit policies over time. The increase in title insurance premiums was mitigated by a 1.8% decrease in direct title premiums as a result of a 13.9% decline in closed order levels for direct operations in the three months ended March 31, 2004 as compared with the same period of the prior year. The decline in orders closed by direct title operations corresponds to the reduced levels of refinance activity experienced in the first quarter of 2004 as compared with the first quarter of 2003. The 1.8% decrease in direct title premiums in the first quarter of 2004, as compared with the 13.9% decline in closed orders, reflects an increase in the average fee per file. The increase in fee per file is the result of the decreased mix of refinance-driven activity in the first quarter of 2004 as compared with the prior year quarter, as well as the appreciation of home prices over the past year.

Trends in escrow and other title related fees are primarily related to title insurance activity generated by our direct operations. Escrow and other title related fees during the three-month period ended March 31, 2004 and 2003, fluctuated in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts. Escrow and other title related fees were $255.9 million for the first quarter of 2004 as compared with $258.2 million for the first quarter of 2003.

Revenues from financial institution processing and outsourcing services relate primarily to revenues from Fidelity Information Services, Inc. (“FIS”), which we acquired on April 1, 2003. As such, the results of operations of FIS are included in the Condensed Consolidated Financial Statements for the period from April 1, 2003, through March 31, 2004. See Note B of Notes to Condensed Consolidated Financial Statements. Also included are revenues from our Empower and SoftPro software products and revenues from our default management services, which include: foreclosure posting and publishing; loan portfolio services; field services; asset management services; electronic invoice management and land records. Revenues from financial institution processing and outsourcing services in first quarter of 2004 were $288.4 million as compared with $41.1 million for the corresponding period of the prior quarter. The 2004 increase in revenues is largely attributable to our acquisition of FIS on April 1, 2003, which generated $237.2 million in revenues for the first quarter of 2004. In addition, default management revenue in 2004 increased $9.3 million to $42.2 million as a result of organic growth in the majority of our default businesses.

Revenues from real estate information services generally trend closely with the level and mix of business, as well as the performance, of our title related subsidiaries. Revenues from real estate information services were $143.0 million in the first quarter of 2004 compared with $114.1 million for the prior year quarter. The 2004 increase in revenue is primarily the result of revenues from LSI, which we acquired in February 2003, and increases in revenue from our real estate tax services, flood services, property data and disclosure services.

Revenues from specialty insurance include revenues from the issuance of flood, home warranty and homeowners insurance policies and were $48.7 million for the three months ending March 31, 2004 as compared with $27.7 million for the corresponding period of the prior year. Specialty insurance revenue increased in 2004 as compared with 2003 as a result of our January 2003 acquisition of Bankers and FCIC, which gave us the ability to issue new and renewal flood insurance policies.

Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in the first quarter of 2004 was $14.5 million, compared with $17.1 million in the first quarter of 2003, a decrease of $2.5 million, or 14.8%. The decrease in interest and investment income in 2004 is due to a decrease in interest income reflecting lower interest rates in 2004 as compared with 2003.

Net realized gains and losses for the three months ending March 31, 2004 increased $5.8 million to $12.5 million as compared with $6.6 million for the corresponding period of the prior year, primarily as a result of realizing higher gains on the sales of various debt and equity securities in the first quarter of 2004 as compared with the first quarter of 2003.

Other income represents revenue generated by our equipment-leasing subsidiary. Other income was $2.5 million in the first quarter of 2004 as compared with $4.4 million in the first quarter of 2003. The decrease in other income in 2004 is due to the discontinuation in the fourth quarter of 2001 of our small-ticket lease origination business.

Expenses. The following table presents the components of our expenses:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Personnel costs	$636,596	$447,156
Other operating expenses	416,151	315,609
Agent commissions	474,364	387,213
Provision for claim losses	58,920	48,384
Interest expense	7,932	8,060

Total expenses	$1,593,963	$1,206,422

Our operating expenses consist primarily of personnel costs, other operating expenses and agent commissions, which are incurred as orders are received and processed. Title insurance premiums and escrow and other title related fees are generally recognized as income at the time the underlying transaction closes. As a result, revenue lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short time lag does exist in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.

Personnel costs include base salaries, commissions, benefits and bonuses paid to employees, and are one of our most significant operating expenses. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. Personnel costs totaled $636.6 million and $447.2 million for the three months ended March 31, 2004 and 2003, respectively. Personnel costs, as a percentage of total revenue, were 34.7% in the first quarter of 2004, and 31.1% for the first quarter of 2003. The increase in personnel costs as a percentage of total revenue in 2004 can be attributed to the incremental personnel costs associated with our acquisition of FIS and our various other acquisitions made during 2003 and 2004, which have higher personnel costs as a percentage of revenue. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. As such, with the decline in open orders on refinance transactions resulting from the increase in mortgage interest rates during the second half of 2003, we began reducing personnel costs with the reduction of approximately 22% of the title and escrow workforce from July to December 2003. This reduction in title and escrow workforce partially offset the increase in personnel costs in 2004 over 2003. Personnel costs by segment as a percentage of total personnel costs for the first quarter of 2004 were as follows: 64.7% for title; 25.5% for financial institution processing and outsourcing; 7.5% for real estate information services, 1.0% for specialty insurance and 1.3% for corporate and other. We will continue to monitor prevailing market conditions and will adjust personnel costs in accordance with activity.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services (including personnel costs associated with information technology support), professional services, advertising expenses, general insurance, depreciation and trade and notes receivable allowances. Other operating expenses increased as a percentage of total revenue to 22.7% in the first quarter of 2004 from 22.0% in the first quarter of 2003. The increase in other operating expenses as a percentage of total revenue in 2004 is consistent with the increase in personnel costs as a percentage of total revenue. Other operating expenses by segment as a percentage of total other operating expenses for the first quarter of 2004 were as follows: 56.3% for title; 19.5% for financial institution processing and outsourcing; 16.1% for real estate information services, 7.8% for specialty insurance and .3% for corporate and other.

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

The following table illustrates the relationship of agent premiums and agent commissions:

	Three Months Ended March 31,
	2004		2003
	Amount	%	Amount	%
	(Dollars in thousands)
Agent premiums	$606,333	100.0%	$494,431	100.0%
Agent commissions	474,364	78.2	387,213	78.3

Premiums we retain	$131,969	21.8%	$107,218	21.7%

The provision for claim losses includes an estimate of anticipated title and title related claims and escrow losses. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly. During the second quarter of 2003, we increased our claim loss provision as a percentage of total title premiums to 5.5% to cover the expanded variety of title insurance products we offer and due to increases in loss payments on previous policy years. Our claim loss provision as a percentage of total title premiums was 5.5% in the first quarter of 2004 and 5.0% in the first quarter of 2003.

Interest expense for the three months ended March 31, 2004 and 2003 was relatively consistent at $7.9 million and $8.1 million, respectively.

Income tax expense as a percentage of earnings before income taxes was 38.0% for the first quarter of 2004 and 37% for the first quarter of 2003. Income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and the characteristics of pretax earnings. The acquisition of FIS increased the overall state income tax rates as the ratio of title insurance earnings as a percentage of total earnings decreased.

Minority interest for the first quarter of 2004 was $.3 million as compared with $5.3 million for the corresponding prior year period. A substantial part of our minority interest expense in the first quarter of 2003 was as a result of the former minority interest in FNIS, which we acquired on September 30, 2003.

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

Financing. On November 5, 2003 we entered into a new credit agreement providing for a $700.0 million, 5-year revolving credit facility due November 4, 2008. The credit agreement bears interest at a variable rate based on the debt ratings assigned to us by certain independent agencies, and is unsecured. The current interest rate under the credit agreement is LIBOR plus 0.50%. As of March 31, 2004, $325.0 million was outstanding under our credit agreement and we have $375.0 million in borrowings available to us. During the first quarter of 2004, we borrowed $250.0 million on our credit facility, primarily to finance our acquisition of APTIC and Aurum. Our credit agreement imposes certain affirmative and negative covenants on us relating to current debt ratings, certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions and restricted payments, and certain dividend restrictions. As of March 31, 2004, we are in compliance with all of our debt covenants.

On March 11, 2003, we issued $250.0 million aggregate principal amount of 5.25% notes. We received proceeds of approximately $246.2 million, after expenses, which was used to pay a portion of the $1,069.6 million purchase price for FIS. Interest is payable semiannually and the notes are due in March 2013.

Contractual Obligations. There have been no material changes in our annual financial obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Capital Stock Transactions. On April 24, 2002, our Board of Directors approved a three-year stock repurchase program. Purchases were made by us from time to time in the open market, in block purchases or in privately negotiated transactions. From January 1, 2004, through March 31, 2004, we repurchased a total of 430,500 shares of common stock for $16.5 million, or an average price of $38.33.

On March 26, 2003, we issued 5,183,103 shares of our common stock in connection with the acquisition of ANFI, Inc. On April 1, 2003, we issued 11,206,692 shares of our common stock to ALLTEL in connection with our acquisition of FIS. The common stock issued to ALLTEL is restricted for resale until April 1, 2004. On September 30, 2003, we issued 14,292,858 shares of our common stock in connection with the acquisition of FNIS. On February 27, 2004, we issued 220,396 shares of our common stock in connection with the acquisition of an additional 44% interest in Hansen. On March 11, 2004, we issued 3,144,390 shares of our common stock in connection with the acquisition of Aurum. On April 14, 2004, we issued approximately 2,267,290 shares of our common stock in connection with the acquisition of Sanchez. See Note B of Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies

There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the Company’s first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under the original or Revised Interpretation’s provision no later than the Company’s fourth quarter of 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation’s provisions no later than the Company’s first quarter of 2004. The adoption of FIN 46 did not have a material effect on the Company’s financial statements.

In December 2003, Financial Accounting Standards Board Statement No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (“SFAS No. 132”) was issued. SFAS No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) is effective for fiscal years and interim periods ending after December 15, 2003.

As of December 31, 2003, the Company adopted the disclosure provisions of Emerging Issues Task Force No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”), which resulted in additional disclosures regarding the Company’s evaluation of impairment of debt and equity securities for annual periods ended after December 15, 2003. Additional disclosures applicable to cost-method investments are required under EITF No. 03-1 for annual periods after June 15, 2004.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

As previously disclosed in our prior Securities and Exchange Commission filings, we were named in five class action lawsuits alleging irregularities and violations of law in connection with title and escrow practices. All of these lawsuits are currently pending, although three of them have been conditionally settled, subject only to verification of certain factual representations made during settlement negotiations. The verification process is complete. The State of California, plaintiff in the lead case, believes there were a greater frequency of improper charges for reconveyances than was represented. The parties are discussing how best to resolve this issue. The remaining two lawsuits have been stayed pending final disposition of the conditionally settled lawsuits. We believe that the two stayed lawsuits will be dismissed upon the final disposition of the three conditionally settled lawsuits.

Three class action lawsuits were filed in June 2003 alleging breach of fiduciary obligations by FNIS directors in connection with our acquisition of the outstanding minority interest of FNIS. These actions have recently been consolidated and are pending in the Chancery Court in Delaware. FNIS has retained counsel to represent them and the named members of their Board of Directors, three of whom are also directors of the Company. These actions are not being actively prosecuted, and the Company and FNIS believe the lawsuits are without merit.

Several class actions are pending alleging that improper rates were charged for title insurance. Three class action cases were filed in New York and have been consolidated for further proceedings. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. A class was certified in January 2004 and the class members will shortly be notified of the pending action. Similar allegations have been made in class actions filed in Minnesota, Ohio and Pennsylvania. Two class actions, one in California and one in Michigan allege that we violated the Real Estate Settlement Procedures Act (“RESPA”) and state law by giving favorable discounts or rates to builders and developers. The actions seek refunds of the premiums charged and additional damages. We intend to vigorously defend these actions.

Several class actions are pending alleging we imposed improper charges in closing real estate transactions. A class action pending in New Jersey alleges the company has charged twice for fees to record satisfactions of mortgages, and charged for satisfactions that were not recorded. Two other class actions pending in Indiana allege we overcharged recording fees. A class action in Pennsylvania that alleged an overcharge of notary fees was voluntarily dismissed. The court dismissed another in Illinois alleging an improper markup of courier fees, and that judgment is now final. We intend to vigorously defend the remaining pending actions.

Three pending class actions in California allege we failed to pay overtime charges to our escrow officer employees as required by law and regulation. These actions seek payment of the wages allegedly due to the purported class. The court has tentatively approved settlement in one of the actions and we expect final approval in June. We believe this settlement will bar the continued prosecution of one of the other actions, and we are discussing settlement of the other. We intend to vigorously defend these actions.

A California class action alleges we improperly take “rebates and kickbacks” in outsourcing our trustee foreclosure business. We believe we are close to settlement of this action.

A class action is pending in California alleging that we violated the Telephone Consumer Protection Act by sending unsolicited facsimile advertising. Plaintiffs seek statutory damages. A class was certified in April 2004. We intend to vigorously defend this action.

Item 2. Changes in Securities and Use of Proceeds

On March 11, 2004, we acquired Aurum for approximately $305.0 million, consisting of approximately $185.0 million in cash and the issuance of approximately 3,144,390 shares of our common stock. On February 27, 2004, we acquired an additional 44% interest in Hansen that we did not already own for approximately $33.7 million, consisting of approximately $25.2 million in cash and the issuance of 220,396 shares of our common stock. The shares of our common stock that were issued to Aurum and Hansen shareholders in these acquisitions were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Rule 506 of Regulation D promulgated thereunder. We believe that each of the Aurum and Hansen private offerings qualified for exemption from registration pursuant to Rule 506 of Regulation D because the shares of our common stock issued in each of these transactions were issued solely to “accredited investors”, as that term is defined in Rule 501 of Regulation D.

On April 24, 2002, our Board of Directors approved a three-year stock repurchase program whereby we could repurchase up to 7,562,500 shares of our common stock. Purchases can be made from time to time in the open market, in block purchases or in privately negotiated transactions. As of December 31, 2003, we had repurchased a total of 4,573,758 shares of our common stock under this stock repurchase plan. Repurchases of our common stock from December 31, 2003 through March 31, 2004 are as follows:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May
	Total Number of	Average Price Paid	Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Programs	Under the Program
January 1, 2004 – January 31, 2004	33,000	$34.76	33,000	2,955,742
February 1, 2004 – February 29, 2004	277,500	$38.39	277,500	2,678,242
March 1, 2004 – March 31, 2004	120,000	$39.18	120,000	2,558,242

Total	430,500	$38.33	430,500	2,558,242

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

10.61.1	First Amendment to Credit Agreement, dated as of April 9, 2004 among Fidelity National Financial Inc. and various financial institutions, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

     (b) Reports on Form 8-K:

A Current Report on Form 8-K, dated February 9, 2004, was filed during the first quarter of 2004 to announce the signing of a definitive agreement to purchase Aurum Technology, Inc.

A Current Report on Form 8-K under Items 7 and 12, dated January 28, 2004, was filed during the first quarter of 2004 to announce our operating results for the three- and twelve month periods ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on itsbehalf by the undersigned thereunto duly authorized.

FIDELITY NATIONAL FINANCIAL, INC.
(Registrant)

	By:	/s/ Alan L. Stinson
Alan L. Stinson
Date: May 10, 2004		Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits	Description

10.61.1	First Amendment to Credit Agreement, dated as of April 9, 2004 among Fidelity National Financial Inc. and various financial institutions, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.