Form 10-Q
period 2004-06-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2004-08-09
CIK 809398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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

YES (X) NO (  )

As of July 31, 2004, 173,665,875 shares of the Registrant’s Common Stock were outstanding

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2004

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at June 30, 2004 includes $260,911 and at December 31, 2003 includes $262,193 of pledged fixed maturity securities related to secured trust deposits	$2,189,391	$1,696,234
Equity securities, at fair value	141,376	70,618
Other long-term investments	57,010	44,579
Short-term investments at June 30, 2004 includes $354,736 and at December 31, 2003 includes $185,956 of pledged short-term investments related to secured trust deposits	679,616	878,386

Total investments	3,067,393	2,689,817
Cash and cash equivalents, at June 30, 2004 includes $396,847 and at December 31, 2003 includes $231,142 of pledged cash related to secured trust deposits	590,981	459,655
Leases	54,859	67,855
Trade and notes receivables, net of allowance of $36,786 in 2004 and $39,048 in 2003	550,740	446,102
Goodwill	2,432,650	1,926,478
Prepaid expenses and other assets	330,752	249,009
Capitalized software	345,473	290,108
Other intangible assets	553,884	529,940
Title plants	292,997	286,398
Property and equipment, net	355,256	317,813

	$8,574,985	$7,263,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$775,810	$818,664
Deferred revenue	260,781	194,077
Notes payable	848,384	659,186
Reserve for claim losses	984,882	940,217
Secured trust deposits	1,003,964	671,882
Deferred tax liabilities	72,848	84,224
Income taxes payable	167,735	6,731

	4,114,404	3,374,981
Minority interests and preferred stock of subsidiary	13,324	14,835
Stockholders’ equity:
Preferred stock, $.0001 par value; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock, $.0001 par value; authorized, 250,000,000 shares issued, 176,870,425 as of June 30, 2004 and 167,650,280 as of December 31, 2003	18	17
Additional paid-in capital	3,368,661	2,453,841
Retained earnings	1,221,219	1,517,494

	4,589,898	3,971,352
Accumulated other comprehensive earnings (loss)	(38,138)	(9,891)
Unearned compensation	(23,111)	(23,017)
Less treasury stock, 3,235,500 shares as of June 30, 2004 and 2,809,400 shares as of December 31, 2003, at cost	(81,392)	(65,085)

	4,447,257	3,873,359

	$8,574,985	$7,263,175

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
REVENUE:
Operating revenue	$2,179,536	$1,958,410	$3,989,354	$3,371,596
Interest and investment income	16,024	14,637	30,551	31,694
Realized gains and losses	8,678	33,254	21,151	39,887

Total revenue	2,204,238	2,006,301	4,041,056	3,443,177

EXPENSES:
Personnel costs	721,537	667,486	1,358,133	1,114,642
Other operating expenses	514,281	444,254	930,432	759,863
Agent commissions	529,974	406,666	1,004,338	793,879
Provision for claim losses	66,963	64,995	125,883	113,379
Interest expense	11,445	10,871	19,377	18,931

Total expenses	1,844,200	1,594,272	3,438,163	2,800,694

Earnings before income taxes	360,038	412,029	602,893	642,483
Income tax expense	136,814	156,572	229,099	241,781
Minority interest	1,171	7,168	1,500	12,440

Net earnings	$222,053	$248,289	$372,294	$388,262

Basic earnings per share	$1.29	$1.67	$2.19	$2.76

Weighted average shares outstanding, basic basis	171,551	148,339	169,981	140,429

Diluted earnings per share	$1.26	$1.62	$2.12	$2.68

Weighted average shares outstanding, diluted basis	176,754	153,212	175,331	144,966

Cash dividends per share	$0.18	$0.11	$0.36	$0.22

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net earnings	$222,053	$248,289	$372,294	$388,262
Other comprehensive earnings (loss):
Unrealized gains (losses) on investments, net (1)	(8,989)	36,997	(4,589)	38,520
Reclassification adjustments for (gains) losses included in net earnings (2)	(17,895)	(19,233)	(23,658)	(22,464)

Other comprehensive earnings	(26,884)	17,764	(28,247)	16,056

Comprehensive earnings	$195,169	$266,053	$344,047	$404,318

(1)	Net of income tax (benefit) expense of $(6.0) million and $24.7 million and $(3.1) million and $25.7 million for the three months and six months ended June 30, 2004 and 2003, respectively.

(2)	Net of income tax benefit of $(11.9) million and $(12.8) million and $(15.8) million and $(15.0) for the three months and six months ended June 30, 2004 and 2003, respectively.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Unearned	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Compensation	Shares	Amount
Balance, December 31, 2003	167,650	$17	$2,453,841	$1,517,494	$(9,891)	$(23,017)	$2,809	$(65,085)
Purchase of treasury stock	—	—	—	—	—	—	431	(16,502)
Retirement of treasury stock	(4)	—	(195)	—	—	—	(4)	195
Issuance of restricted stock	6	—	192	—	—	(192)	—	—
Exercise of stock options	3,587	—	46,955	—	—	—		—
Tax benefit associated with the exercise of options	—	—	29,174	—	—	—	—	—
Acquisition of Aurum Technology, Inc.	3,144	1	121,369	—	—	—	—	—
Acquisition of Hansen Quality Loan Services, Inc.	220	—	8,500	—	—	—	—	—
Acquisition of Sanchez Computer Associates, Inc.	2,267	—	95,579	—	—	(3,823)	—	—
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	(28,247)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	3,921	—	—
Effect of 10% stock dividend	—	—	607,162	(607,162)	—	—	—	—
Stock based compensation.	—	—	6,084	—	—	—	—	—
Cash dividends declared ($0.36 per share)	—	—	—	(61,407)	—	—	—	—
Net earnings	—	—	—	372,294	—	—	—	—

Balance, June 30, 2004	176,870	$18	$3,368,661	$1,221,219	$(38,138)	$(23,111)	3,236	$(81,392)

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net earnings	$372,294	$388,262
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	149,916	82,804
Net increase in reserve for claim losses	16,041	13,629
Gain on sales of assets and investments	(21,151)	(39,887)
Stock-based compensation cost	10,005	5,770
Tax benefit associated with exercise of stock options	29,174	11,977
Change in assets and liabilities, net of effects from acquisitions:
Net decrease in leases and lease securitization residual interests	12,996	29,434
Net increase (decrease) in secured trust deposits	(411)	13,725
Net increase in trade receivables	(62,588)	(100,135)
Net increase in prepaid expenses and other assets	(72,881)	(39,348)
Net increase (decrease) in accounts payable, accrued liabilities and minority interests	(61,330)	95,752
Net increase in income taxes	151,536	143,826

Net cash provided by operating activities	523,601	605,809

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	1,016,735	853,847
Proceeds from maturities of investment securities available for sale	99,664	162,730
Proceeds from sale of assets	5,178	1,564
Collections of notes receivable	3,221	4,140
Additions to title plants	(398)	(982)
Additions to property and equipment	(71,761)	(66,816)
Additions to capitalized software	(40,111)	(28,446)
Additions to investments	(1,515,546)	(905,141)
Net sales from short-term investment securities	225,740	174,377
Additions to notes receivable	(4,575)	(1,355)
Sale of subsidiary, net of cash sold	5,000	—
Acquisitions of businesses, net of cash acquired	(427,353)	(921,676)

Net cash used in investing activities	(704,206)	(727,758)

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,
	2004	2003
	(Unaudited)
Cash flows from financing activities:
Borrowings	$256,854	$23,624
Net proceeds from issuance of notes	—	248,118
Debt issuance costs	—	(1,871)
Debt service payments	(79,674)	(51,326)
Dividends paid	(61,407)	(44,085)
Purchase of treasury stock	(16,502)	(40,714)
Stock options exercised	46,955	19,888

Net cash provided by financing activities	146,226	153,634

Net increase (decrease) in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(34,379)	31,685
Cash and cash equivalents at beginning of period, excluding pledged cash related to secured trust deposits	228,513	187,549

Cash and cash equivalents at end of period, excluding pledged cash related to secured trust deposits	$194,134	$219,234

Supplemental cash flow information:
Income taxes paid	$45,200	$80,000

Interest paid	$19,285	$14,759

Noncash investing and financing activities:
Issuance of restricted stock	$192	$—

Fair value of shares issued in connection with acquisitions	$225,448	$414,289
Capital transactions of investees and less than 100% owned subsidiaries	$—	$488
Liabilities assumed in connection with acquisitions:
Fair value of assets acquired	$808,082	$1,564,897
Total purchase price	$(685,686)	$(1,388,491)

Liabilities assumed	$122,396	$176,406

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

Certain reclassifications have been made in the 2003 Condensed Consolidated Financial Statements to conform to classifications used in 2004. In addition, the financial statements for the three and six month periods ended June 30, 2003 have been restated to reflect the adoption in the third quarter of 2003 of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. See Note F.

Note B - Acquisitions

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

The Company acquired FIS for $1,069.6 million (including the payment for certain working capital adjustments and estimated transaction costs), consisting of $794.6 million in cash and $275.0 million of the Company’s common stock. The Company funded the cash portion of the purchase price through the issuance of $250.0 million aggregate principal amount of 5.25% notes due March 15, 2013, and $544.6 million in available cash. The stock portion of the purchase price resulted in the issuance of 11,206,692 shares of the Company’s common stock to ALLTEL.

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

Selected unaudited pro forma combined results of operations for the six months ended June 30, 2003 assuming the acquisition had occurred as of January 1, 2003, and using actual general and administrative expenses prior to the acquisition, are set forth below:

Six Months Ended
June 30, 2003
Total revenue	$3,653,519
Net earnings	$400,710
Basic earnings per share	$2.51
Diluted earnings per share	$2.41

Other Transactions:

Geotrac, Inc.

On July 2, 2004, the Company acquired 100% of Geotrac, Inc. (“Geotrac”), a flood zone monitoring services provider for approximately $40 million in cash.

Covansys Corporation

On April 26, 2004, the Company entered into an agreement to acquire 11 million shares of Covansys Corporation, a U.S.-based provider of application management and offshore outsourcing services with India based operations. The transaction is expected to close in the third quarter of 2004. The proposed purchase price for the shares is $131 million. Following the closing of the transaction, the Company will own approximately 29% of the common stock of Covansys and will have warrants to purchase 4 million additional shares. The Company will account for this investment using the equity method of accounting.

Sanchez Computer Associates, Inc.

On April 14, 2004, the Company acquired Sanchez Computer Associates, Inc. (“Sanchez”) for approximately $175.0 million, composed of approximately $88.1 million in cash and the issuance of 2,267,290 shares of the Company’s common stock. Sanchez develops and markets scalable and integrated software and services that provide banking, customer integration, outsourcing and wealth management solutions to financial institutions in several countries. Sanchez’ primary product offering is Sanchez Profile TM, a real-time, multi-currency, strategic core banking deposit and loan processing system that can be utilized on both an outsourced and in-house basis.

Bankware

On April 7, 2004, the Company acquired Bankware, a provider of check imaging solutions for financial institutions for $47.7 million in cash.

American Pioneer Title Insurance Company

On March 22, 2004, the Company acquired American Pioneer Title Insurance Company (“APTIC”) for — $115.1 million in cash, subject to certain equity adjustments. APTIC is a 45-state licensed title insurance underwriter with significant agency operations and computerized title plant assets in the state of Florida. APTIC operates under the Company’s Ticor Title brand.

Aurum Technology, Inc.

On March 11, 2004, the Company acquired Aurum Technology, Inc. (“Aurum”) for $306.4 million, composed of approximately $185.0 million in cash and the issuance of 3,144,390 shares of its common stock. Aurum is a provider of outsourced and in-house information technology solutions for the community bank and credit union markets.

Hansen Quality Loan Services, LLC

On February 27, 2004, the Company acquired an additional 44% interest in Hansen Quality Loan Services, LLC (“Hansen”) that it did not already own for $33.7 million, consisting of $25.2 million in cash and $8.5 million of the Company’s common stock. The stock portion of the purchase price resulted in the issuance of 220,396 shares of the Company’s common stock, which is restricted from sale to the public. Hansen provides collateral risk assessment and valuation services for real estate mortgage financing. On March 26, 2004, we acquired the remaining 1% interest in Hansen for $.3 million in cash.

LandCanada

On October 9, 2003, the Company acquired LandCanada, a provider of title insurance and related mortgage document production in Canada, for $17.6 million in cash.

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

WebTone Technologies, Inc.

On September 2, 2003, the Company acquired WebTone Technologies, Inc. (“WebTone”) for $88.7 million in cash. WebTone is the developer of the TouchPoint® suite of customer interactive management solutions for financial services organizations.

Omaha Property and Casualty Insurance Company

On May 2, 2003, the Company acquired the flood insurance business of Mutual of Omaha’s subsidiary, Omaha Property and Casualty Insurance Company (“OPAC”), for $18.0 million in cash. This acquisition, along with the Bankers Insurance Group acquisition (described below) expands the Company’s presence in the flood insurance business.

Key Title Company

On March 31, 2003, the Company acquired Key Title Company (“Key Title”) for $22.5 million in cash. Key Title operates in 12 counties in the state of Oregon.

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

Lenders Service, Inc.

On February 10, 2003, the Company acquired Lenders Service, Inc., a Delaware corporation (“LSI”), for $77.3 million in cash. LSI is a provider of appraisal, title and closing services to residential mortgage originators.

Bankers Insurance Group

On January 9, 2003, the Company acquired certain assets of Bankers Insurance Group (“Bankers”) for $41.6 million in cash. The assets include the right to issue new and renewal flood insurance policies underwritten by Bankers and its subsidiaries, Bankers Insurance Company, Bankers Security Insurance Company and First Community Insurance Company (“FCIC”). As part of the transaction, the Company also acquired FCIC, a fifty-state licensed insurance carrier, to act as the underwriter for the policies. FCIC has been subsequently renamed Fidelity National Property and Casualty Insurance Company.

Note C – Investments

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2004 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government and agencies	$357,622	$(2,625)	$18,547	$(138)	$376,169	$(2,763)
States and political subdivisions	306,782	(8,775)	15,082	(292)	321,863	(9,068)
Mortgage-backed securities	48,782	(700)	2,892	(8)	51,673	(708)
Corporate debt securities	271,846	(5,040)	80,021	(1,835)	351,867	(6,875)
Equity securities	111,225	(15,092)	14,739	(772)	125,964	(15,864)

Total temporary impaired securities	$1,096,256	$(32,232)	$131,280	$(3,045)	$1,227,537	$(35,277)

A substantial portion of the Company’s unrealized losses relate to its holdings of equity securities. The unrealized losses relating to these securities were caused by market changes that the Company considers to be temporary. Unrealized losses relating to U.S. government, state and political subdivisions and corporate securities were caused by interest rate increases. Since the decline in fair value is attributable to changes in interest rates and not credit quality, and the Company has the intent and ability to hold these securities, the Company does not consider these investments other-than-temporarily impaired.

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

Note E – Earnings Per Share

The Company presents “basic” earnings per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and “diluted” earnings per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net earnings basic and diluted basis	$222,053	$248,289	$372,294	$388,262

Weighted average shares outstanding during the period, basic basis	171,551	148,339	169,981	140,429
Plus: Common stock equivalent shares assumed from conversion of options	5,203	4,873	5,350	4,537

Weighted average shares outstanding during the period, diluted basis	176,754	153,212	175,331	144,966

Basic earnings per share	$1.29	$1.67	$2.19	$2.76

Diluted earnings per share	$1.26	$1.62	$2.12	$2.68

Options to purchase 620,548 shares and 314,895 shares for the three and six months ended June 30, 2004, respectively, and 0 shares and 863,677 shares for the three and six months ended June 30, 2003, respectively, of the Company’s common stock were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock.

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

During the third quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. The Company has elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. The financial statements for the three and six month periods ended June 30, 2003 have been restated to reflect the adoption of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net earnings, as reported	$222,053	$248,289	$372,294	$388,262
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	2,403	(29)	6,276	3,578

Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,785)	(2,267)	(7,559)	(7,957)

Pro forma net earnings	$221,671	$245,993	$371,011	$383,882

Earnings Per Share:
Basic – as reported	$1.29	$1.67	$2.19	$2.76
Basic – pro forma	$1.29	$1.66	$2.18	$2.73
Diluted – as reported	$1.26	$1.62	$2.12	$2.68
Diluted – pro forma	$1.25	$1.60	$2.11	$2.64

Note G – Segment Information

During 2004, the Company restructured its business segments to more accurately reflect a change in the Company’s current operating structure. All previously reported segment information has been restated to be consistent with the current presentation. Reportable segments are determined based on the organizational structure and types of products and services from which each reportable segment derives its revenues.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

Three months ended June 30, 2004 (dollars in thousands):

		Financial
		Institution	Lender			Corporate
	Title	Software and	Outsourcing	Information	Specialty	and
	Insurance	Services	Solutions	Services	Insurance	Other	Eliminations	Total
Gross revenue	$1,575,976	$319,148	$129,882	$156,859	$58,418	$13,004	$(73,751)	$2,179,536
Intersegment revenue	(41,915)	(19,525)	(615)	(11,696)	—	—	73,751	—

Revenues from external customers	$1,534,061	$299,623	$129,267	$145,163	$58,418	$13,004	$—	$2,179,536
Interest and investment income, including realized gains and (losses)	20,521	(15)	170	2,490	707	829	—	24,702
Depreciation and amortization	24,118	41,120	2,410	10,533	999	126	—	79,306
Interest expense	270	205	8	54	1	10,907	—	11,445
Earnings (loss) before income taxes and minority interest	259,803	44,556	35,095	32,690	7,827	(19,933)	—	360,038
Income tax expense (benefit)	98,725	16,931	13,336	12,422	2,974	(7,574)	—	136,814
Minority interest	553	—	618	—	—	—	—	1,171
Net earnings (loss)	160,525	27,625	21,141	20,268	4,853	(12,359)	—	222,053
Assets	5,792,324	1,514,362	324,860	674,251	192,665	76,523	—	8,574,985
Goodwill	976,282	998,966	86,187	350,546	20,669	—	—	2,432,650

Three months ended June 30, 2003 (dollars in thousands):

		Financial
		Institution	Lender			Corporate
	Title	Software and	Outsourcing	Information	Specialty	and
	Insurance	Services	Solutions	Services	Insurance	Other	Eliminations	Total
Gross revenue	$1,469,150	$219,756	$154,456	$160,913	$30,456	$15,482	$(91,803)	$1,958,410
Intersegment revenue	(77,736)	(242)	107	(13,932)	—	—	91,803	—

Revenues from external customers	$1,391,414	$219,514	$154,563	$146,981	$30,456	$15,482	$—	$1,958,410
Interest and investment income, including realized gains and (losses)	43,994	(113)	468	122	536	2,884	—	47,891
Depreciation and amortization	18,839	31,474	3,824	5,262	1,438	165	—	61,002
Interest expense	191	5	16	390	—	10,269	—	10,871
Earnings (loss) before income taxes and minority interest.	311,885	32,364	47,958	28,259	5,555	(13,992)	—	412,029
Income tax expense (benefit)	118,517	12,298	18,224	10,738	2,111	(5,316)	—	156,572
Minority interest	606	—	710	5,827	—	25	—	7,168
Net earnings (loss)	192,762	20,066	29,024	11,694	3,444	(8,701)	—	248,289
Assets	4,754,522	1,312,418	324,144	361,493	120,381	27,059	—	6,900,017
Goodwill	915,132	481,463	85,228	119,983	29,461	—	—	1,631,267

Six months ended June 30, 2004 (dollars in thousands):

		Financial
		Institution	Lender			Corporate
	Title	Software and	Outsourcing	Information	Specialty	and
	Insurance	Services	Solutions	Services	Insurance	Other	Eliminations	Total
Gross revenue	$2,864,241	$577,901	$245,188	$306,543	$107,088	$24,998	$(136,605)	$3,989,354
Intersegment revenue	(83,105)	(32,062)	(1,493)	(19,945)	—	—	136,605	—

Revenues from external customers	$2,781,136	$545,839	$243,695	$286,598	$107,088	$24,998	$—	$3,989,354
Interest and investment income, including realized gains and (losses)	44,980	(232)	336	2,844	1,426	2,348	—	51,702
Depreciation and amortization	44,376	77,854	5,098	20,262	2,137	189	—	149,916
Interest expense	592	210	18	116	1	18,440	—	19,377
Earnings (loss) before income taxes and minority interest	426,153	84,437	63,732	62,104	14,545	(48,078)	—	602,893
Income tax expense (benefit)	161,938	32,086	24,218	23,600	5,527	(18,270)	—	229,099
Minority interest	484	—	1,016	—	—	—	—	1,500
Net earnings (loss)	263,731	52,351	38,498	38,504	9,018	(29,808)	—	372,294
Assets	5,792,324	1,514,362	324,860	674,251	192,665	76,523	—	8,574,985
Goodwill	976,282	998,966	86,187	350,546	20,669	—	—	2,432,650

Six months ended June 30, 2003 (dollars in thousands):

		Financial
		Institution	Lender			Corporate
	Title	Software and	Outsourcing	Information	Specialty	and
	Insurance	Services	Solutions	Services	Insurance	Other	Eliminations	Total
Gross revenue	$2,653,881	$228,318	$251,831	$281,132	$58,189	$29,294	$(131,049)	$3,371,596
Intersegment revenue	(108,993)	(606)	239	(21,689)	—	—	131,049	—

Revenues from external customers	$2,544,888	$227,712	$252,070	$259,443	$58,189	$29,294	$—	$3,371,596
Interest and investment income, including realized gains and (losses)	64,578	(111)	621	796	1,454	4,243	—	71,581
Depreciation and amortization	32,817	32,877	5,165	9,705	1,524	716	—	82,804
Interest expense	547	21	(59)	711	—	17,711	—	18,931
Earnings (loss) before income taxes and minority interest.	503,827	35,109	72,389	48,571	9,009	(26,422)	—	642,483
Income tax expense (benefit)	189,092	13,341	27,508	18,457	3,423	(10,040)	—	241,781
Minority interest	882	—	1,161	10,372	—	25	—	12,440
Net earnings (loss)	313,853	21,768	43,720	19,742	5,586	(16,407)	—	388,262
Assets	4,754,522	1,312,418	324,144	361,493	120,381	27,059	—	6,900,017
Goodwill	915,132	481,463	85,228	119,983	29,461	—	—	1,631,267

The activities of the reportable segments include the following:

     Title Insurance

This segment, consisting of title insurance underwriters and wholly-owned title insurance agencies, provides core title insurance and escrow services, including document preparation, collection and trust activities.

     Financial Institution Software and Services

The Financial Institution Software and Services segment focuses on two primary markets, financial institution processing and mortgage loan processing. The primary applications are software applications that function as the underlying infrastructure of a financial institution’s processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts, and core mortgage processing software, which banks use to process and service mortgage loans. This segment also provides a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between the segment’s financial institution customers and their clients.

     Lender Outsourcing Solutions

The Lender Outsourcing Solutions segment offers customized outsourced business process and information solutions to national lenders and loan servicers. This business provides loan facilitation services, which allows customers to outsource their title and closing requirements in accordance with pre-selected criteria, regardless of the geographic location of the borrower or property. Depending on customer requirements, the Company performs these services both in the traditional manner involving many manual steps, and through more automated processes, which significantly reduce the time required to complete the task. The Company also provides default management services, which allow customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process. The Company utilizes its own resources and networks established with independent contractors to provide outsourcing solutions.

     Information Services

In the Information Services segment, the Company operates a property data business and a real estate-related services business. The Company’s property data and real estate-related information services are utilized by mortgage lenders, investors and real estate professionals to complete residential real estate transactions throughout the U.S. The Company offers a comprehensive suite of applications and services spanning the entire home purchase and ownership life cycle, from purchase through closing, refinancing and resale.

     Specialty Insurance

This segment, consisting of our various non-title insurance subsidiaries, issues flood, home warranty and homeowners insurance policies.

     Corporate and Other

The corporate segment consists of the operations of the parent holding company, smaller entities that do not fit in our other segment classifications and the Company’s leasing operations, as well as the issuance and repayment of corporate debt obligations.

Note H – Dividends, Stock Repurchase Program and Share and Per Share Restatement

On January 27, 2004, the Company’s Board of Directors declared a cash dividend of $0.18 per share, payable on March 23, 2004, to stockholders of record as of March 9, 2004. On April 28, 2004, the Company’s Board of Directors declared a cash dividend of $0.18 per share, payable on June 18, 2004, to stockholders of record as of June 4, 2004. On July 21, 2004, the Company’s Board of Directors declared a cash dividend of $0.18 per share, payable on September 1, 2004 to stockholders of record as of August 18, 2004.

On April 24, 2002, the Company’s Board of Directors approved a three-year stock repurchase program, whereby the Company plans to devote a portion of its annual cash flow from operations to the systematic repurchase of shares of its common stock. Purchases may be made by the Company from time to time in the open market, in block purchases or in privately negotiated transactions. From January 1, 2004 through June 30, 2004, the Company repurchased 430,500 shares of common stock for $16.5 million, or an average price of $38.33.

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

Note I – Pension and Postretirement Benefits

The following details the Company’s periodic (income) expense for pension and postretirement benefits:

	For the Three Months Ended June 30,
	2004	2003	2004	2003
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$—	$—	$50	$56
Interest cost	2,198	2,207	320	327
Expected return on assets	(1,788)	(1,812)	—	—
Amortization of prior service cost	—	—	(674)	(674)
Amortization of actuarial loss	1,734	1,516	81	32

Total net periodic (income) expense	$2,144	$1,911	$(223)	$(259)

	For the Six Months Ended June 30,
	2004	2003	2004	2003
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$—	$—	$103	$111
Interest cost	4,325	4,052	662	702
Expected return on assets	(3,565)	(3,564)	—	—
Amortization of prior service cost	—	—	(1,352)	(1,352)
Amortization of actuarial loss	3,502	2,096	229	137

Total net periodic (income) expense	$4,262	$2,584	$(358)	$(402)

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

Several class actions are pending alleging improper rates were charged for title insurance. Four class action cases were filed in New York and have been consolidated for further proceedings. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. A class was certified in January 2004 and the class members will shortly be notified of the pending action. Similar allegations have been made in class actions filed in Minnesota, Ohio, Pennsylvania, and Florida. Recently, the court refused to certify a class in one of the Ohio actions. Two class actions, one in California and one in Michigan allege the company violated the Real Estate Settlement Procedures Act (“RESPA”) and state law by giving favorable discounts or rates to builders and developers. The actions seek refunds of the premiums charged and additional damages. The Company intends to vigorously defend these actions.

Several class actions are pending alleging that the Company imposed improper charges in closing real estate transactions. A class action pending in New Jersey alleges that the Company has charged twice for fees to record satisfactions of mortgages, and charged for satisfactions that were not recorded. Two other class actions pending in Indiana allege the Company overcharged recording fees. The Company intends to vigorously defend the pending actions.

Three class actions in California alleged the Company failed to pay overtime charges to its escrow officer employees as required by law and regulation. These actions sought payment of wages allegedly due to the purported class. The court gave final approval to the settlement in one of the actions in June, and the remaining actions were then also settled, all for an immaterial amount.

A California class action alleges the Company takes “rebates and kickbacks” in outsourcing its trustee foreclosure business. The Company has settled this action for a small damage payment and attorney’s fees.

A class action is pending in California alleging that the Company violated the Telephone Consumer Protection Act by sending unsolicited facsimile advertising. Plaintiffs seek statutory damages. A class was certified in April 2004. The Company intends to vigorously defend this action.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: general economic and business conditions, including interest rate fluctuations and general volatility in the capital markets; changes in the performance of the real estate markets; the impact of competitive products and pricing; success of operating initiatives; adverse publicity; the ability to identify businesses to be acquired; availability of qualified personnel; employee benefits costs and changes in or the failure to comply with, government regulations and other risks detailed in our filings with the Securities and Exchange Commission. The initial public offering and distribution of the shares of our subsidiary, Fidelity National Information Services, Inc., discussed below is subject to a number of conditions and approvals, equity market conditions and the ultimate discretion of our board of directors.

The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

Business. We are the largest title insurance and diversified real estate information services and solutions company in the United States. Our title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issued approximately 29.6% of all title insurance policies issued nationally during 2003. We are also a leading provider of technology solutions, processing services, and information services to the financial services and real estate industries. Over 2,400 financial institutions use our services, including 45 of the 50 largest banks in the U.S. Our applications process nearly 50% of all U.S. residential mortgage loans by dollar volume, and over 235 million deposit accounts and non-mortgage consumer loans and leases are processed on our core bank processing platform. We also provide customized business process outsourcing related to aspects of the origination and management of mortgage loans to national lenders and loan servicers. Our information services, including our property data and real estate-related services, are used by mortgage lenders, mortgage investors and real estate professionals to complete residential real estate transactions throughout the U.S. We provide information services that span the entire home purchase and ownership life cycle, from contact through closing, refinancing and resale.

We have six reporting segments: title insurance; financial institution software and services; lender outsourcing solutions; information services; specialty insurance; and corporate and other. The title insurance segment consists of our title insurance underwriters and our wholly-owned title insurance agencies. The title segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances. The financial institution software and services segment consists primarily of the operations of FIS, which was acquired on April 1, 2003 and subsequent acquisitions of WebTone, Aurum and Sanchez. This segment focuses on two primary markets, financial institution processing and mortgage loan processing, as well as our Empower and Softpro software products. The lender outsourcing segment includes our loan facilitation services, which consist of centralized, customized title agency and closing services, which we offer to first mortgage, refinance, home equity and sub-prime lenders, and our default management services, which include foreclosure posting and publishing services, loan portfolio services, field services and property management, and which allow our customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan though the default and foreclosure process. The information services segment offers property data and real estate related services. Included in these services we provide are property appraisal and valuation services, property records information, real estate tax services, borrower credit and flood zone information and multiple listing software and services. The specialty insurance segment, consisting of our various non-title insurance subsidiaries, issues flood, home warranty and homeowners insurance policies. The corporate and other segment consists of the operations of the parent holding company and the operations of our wholly-owned equipment-leasing subsidiary and other small operations. See Note G of Notes to Condensed Consolidated Financial Statements for additional segment information and a reconciliation of segment net earnings to our consolidated net earnings.

On May 26, 2004, our wholly owned subsidiary, Fidelity National Information Services, Inc. filed a Form S-1, for an initial public offering of less than 20% of its common stock. This subsidiary includes our technology solutions, processing services and information based real estate services businesses that make up the financial institution software and services, lender outsourcing solutions and information services segments. We also announced that following the offering, we plan to distribute to our shareholders the remainder of the outstanding shares of this subsidiary.

Factors Affecting Comparability

Our Condensed Consolidated Statements of Earnings for 2004 include the results of operations of FIS, which we acquired on April 1, 2003, and various other entities acquired on various dates during the first six months of 2004 and in 2003, as discussed in Note B of Notes to Condensed Consolidated Financial Statements. Our weighted average shares outstanding have increased in the first six months of 2004 as compared with the first six months of 2003 primarily as a result of issuing shares of our common stock to finance the acquisitions of ANFI, FIS, FNIS, Hansen, Aurum and Sanchez. As such, basic and diluted net earnings per share have decreased in the second quarter and first six months of 2004 as compared with the second quarter and first six months of 2003, at a greater rate than our decrease in net earnings.

Results of Operations

Consolidated Results of Operations

The following table presents certain financial data for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Operating revenues	$2,179,536	$1,958,410	$3,989,354	$3,371,596
Interest and investment income	16,024	14,637	30,551	31,694
Realized gains and losses, net	8,678	33,254	21,151	39,887

Total revenue	$2,204,238	$2,006,301	$4,041,056	$3,443,177

Total expenses	$1,844,200	$1,594,272	$3,438,163	$2,800,694

Net earnings	$222,053	$248,289	$372,294	$388,262

Basic net earnings per share	$1.29	$1.67	$2.19	$2.76

Diluted net earnings per share	$1.26	$1.62	$2.12	$2.68

Revenues

Total consolidated operating revenues for the second quarter of 2004 increased $221.1 million to $2,179.5 million, an increase of 11.3% from the second quarter of 2003. The increase in consolidated operating revenues in the second quarter of 2004 was primarily due to increases in title segment operating revenues and the acquisitions of financial institution software and services and specialty insurance companies in 2004 and 2003, which were offset by a decrease in revenue in our lender outsourcing solutions segment. Total consolidated operating revenues for the six months ended June 30, 2004 increased $617.8 million, an increase of 18.3% from the first six months of 2003. The increase in the first six months of 2004 was primarily due to the acquisitions of financial institution software and services companies in 2004 and 2003, an increase in title operating revenues and increases in specialty insurance revenues.

Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in the second quarter of 2004 was $16.0 million, compared with $14.6 million in the second quarter of 2003, an increase of $1.4 million, or 9.6%. The increase in interest and investment income in the second quarter of 2004 is due to an increase in the fixed income asset base as compared with the second quarter of 2003. Interest and investment income for the six months ended June 30, 2004 was down $1.1 million from the corresponding period in 2003.

Net realized gains and losses for the second quarter decreased $24.6 million to $8.7 million as compared with $33.3 million for the corresponding period of the prior year, primarily due to the high level of realized gains on sales of various investments in the second quarter of 2003 as compared with the second quarter of 2004. Net realized gains and losses for the six months ended June 30, 2004 were down approximately $18.7 million from the corresponding period in 2003, also due to the high level of realized gains in the second quarter of 2003.

Expenses. The following table presents the components of our expenses:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Personnel costs	$721,537	$667,486	$1,358,133	$1,114,642
Other operating expenses	514,281	444,254	930,432	759,863
Agent commissions	529,974	406,666	1,004,338	793,879
Provision for claim losses	66,963	64,995	125,883	113,379
Interest expense	11,445	10,871	19,377	18,931

Total expenses	$1,844,200	$1,594,272	$3,438,163	$2,800,694

Our operating expenses consist primarily of personnel costs, other operating expenses and agent commissions. Title insurance premiums and escrow and other title related fees are generally recognized as income at the time the underlying transaction closes. As a result, revenue lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short time lag does exist in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.

Personnel costs include base salaries, commissions, benefits and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $721.5 million and $667.5 million for the three months ended June 30, 2004 and 2003, respectively. Personnel costs, as a percentage of total revenue, were 32.7% in the second quarter of 2004, and 33.3% for the second quarter of 2003. The increase of $54.0 million in personnel costs primarily relates to the growth of the financial institutions software and services segment through internal growth and acquisitions which increased personnel costs $46.5 million. Personnel costs are a higher percentage of revenues for our financial institution software and services segment due to the high technology nature of this business. Increases within the title segment of $10.9 million over the prior year quarter are consistent with the increase in revenues for the segment. Personnel costs totaled $1,358.1 million and $1,114.6 million for the six months ended June 30, 2004 and 2003, respectively, an increase of $243.5 million which also primarily results from growth in the financial institution software and services segments as the 2004 period includes a full six months of activity from the FIS acquisition. Personnel costs, as a percentage of total revenue, were 33.6% in the first six months of 2004, and 32.4% for the first six months of 2003.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services (including personnel costs associated with information technology support), professional services, advertising expenses, general insurance, depreciation and trade and notes receivable allowances. Other operating expenses totaled $514.3 million and $444.3 million for the three months ended June 30, 2004 and 2003, respectively. The increase of $70.0 million or 15.8% primarily relates to the growth of the financial institution software and services and specialty insurance segments, consistent with the increases in personnel costs. Other operating expenses increased as a percentage of total revenue to 23.3% in the second quarter of 2004 from 22.1% in the second quarter of 2003. Other operating expenses totaled $930.4 million and $759.9 million for the six months ended June 30, 2004 and 2003, respectively. The significant increase of $170.5 million relates to the growth in the financial institution software and services and specialty insurance segments.

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended June 30,				Six months ended June 30,
	2004		2003		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%
Agent premiums	$680,492	100.0%	$523,442	100.0%	$1,286,825	100.0%	$1,017,873	100.0%
Agent commissions	529,974	77.9%	406,666	77.7%	1,004,338	78.0%	793,879	78.0%

Premiums we retain	$150,518	22.1%	$116,776	22.3%	$282,487	22.0%	$223,994	22.0%

The provision for claim losses includes an estimate of anticipated title and title related claims and escrow losses. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly. Our claim loss provision as a percentage of total title premiums was 5.2% and 5.4% in the second quarter and first six months of 2004, respectively and 5.5% and 5.3% in the second quarter and first six months of 2003, respectively.

Interest expense for the three month and six month periods ended June 30, 2004 was $11.4 million and $19.4 million, respectively and was consistent with the interest expense for the three month and six month periods ended June 30, 2003 which were $10.9 million and $18.9 million, respectively.

Income tax expense as a percentage of earnings before income taxes was 38.0% for the second quarter and first six months of 2004 and 38% and 37.6% for the second quarter and first six months of 2003, respectively. Income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and the characteristics of pretax earnings. The acquisition of FIS in the second quarter of 2003 increased the overall state income tax rates as the ratio of title insurance earnings as a percentage of total earnings decreased.

Minority interest for the second quarter and first six months of 2004 was $1.2 million and $1.5 million, respectively as compared with $7.2 million and $12.4 million for the corresponding prior year periods. A substantial part of our minority interest expense in the second quarter and first six months of 2003 was as a result of the former minority interest in FNIS, which we acquired on September 30, 2003.

Segment Results of Operations

Title Segment

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Revenues	$1,596,497	$1,513,144	$2,909,221	$2,718,459

Personnel costs	451,663	440,820	828,753	807,089
Other operating expenses	287,824	288,587	527,136	499,738
Agent commissions	529,974	406,666	1,004,338	793,879
Provision for claim losses	66,963	64,995	122,249	113,379
Interest expense	270	191	592	547

Total expenses	1,336,694	1,201,259	2,483,068	2,214,632

Earnings before income taxes and minority interest	$259,803	$311,885	$426,153	$503,827

Revenue

Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales on both a national and local basis. Real estate sales are directly affected by changes in the cost of financing purchases of real estate, predominantly mortgage interest rates. Other macroeconomic factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. Beginning in January 2001 and continuing through June of 2003, the Federal Reserve Board reduced interest rates by 550 basis points, bringing interest rates down to their lowest level in recent history, which significantly increased the volume of refinance activity. Beginning in mid-June 2003 and continuing through December 2003, the ten-year treasury bond yield steadily increased from a low of nearly 3.0% to more than 4.5%, causing mortgage interest rates to rise, which has decreased the volume of refinance activity. Although mortgage interest rates again dropped during February and March of 2004, causing open orders to increase substantially towards the end of the first quarter of 2004, rates increased in the second quarter of 2004 and thus the refinance volume in the second quarter of 2004 was significantly lower than the same period in the prior year.

	Three months ended				Six months ended
	June 30,				June 30,
		% of		% of		% of		% of
	2004	Total	2003	Total	2004	Total	2003	Total
		(Dollars in thousands)				(Dollars in thousands)
Title premiums from direct operations	$601,444	46.9%	$659,601	55.8%	$1,066,392	45.3%	$1,132,831	52.7%
Title premiums from agency operations	680,492	53.1%	523,442	44.2%	1,286,825	54.7%	1,017,873	47.3%

Total	$1,281,936	100.0%	$1,183,043	100.0%	$2,353,217	100.0%	$2,150,704	100.0%

Title insurance premiums increased 8.4% to $1,281.9 million in the second quarter of 2004 as compared with the second quarter of 2003. The increase in title insurance premiums in 2004 is due primarily to increases in agency title premiums and follows the direct operations trend of recent quarters, as agents remit policies over time. The increase in agency title premiums was mitigated by a 8.8% decrease in direct title premiums as a result of a 25.5% decline in closed order levels for direct operations in the three months ended June 30, 2004 as compared with the same period of the prior year. The decline in orders closed by direct title operations corresponds to the reduced levels of refinance activity experienced in the first six months of 2004 as compared with the first six months of 2003. The 8.8% decrease in direct title premiums in the second quarter of 2004, as compared with the 25.5% decline in closed orders, reflects an increase in the average fee per file. The increase in fee per file is the result of the decreased mix of refinance-driven activity in the second quarter of 2004 as compared with the prior year quarter, as well as the appreciation of home prices over the past year. A decrease in direct title revenue compared with the prior year period led to a decline in overall title profit margins compared with the 2003 period that experienced a high level of refinance activity.

Trends in escrow and other title related fees are primarily related to title insurance activity generated by our direct operations. Escrow and other title related fees during the three-month periods ended June 30, 2004 and 2003, fluctuated in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts. Escrow and other title related fees were $294.0 million and $511.0 million for the second quarter and first six months of 2004, respectively as compared with $286.1 million and $503.2 million for the second quarter and first six months of 2003, respectively. The increase in the 2004 periods reflects the change in the mix of business between refinance and purchase transactions as purchase transactions generate higher escrow and other title related fees than refinance transactions.

Expenses

Personnel costs were $451.7 million and $828.8 million in the second quarter and six month periods ended June 30, 2004, respectively, compared with $440.8 million and $807.1 million in the second quarter and six month periods ended June 30, 2003. As a percentage of revenues, personnel costs were 28.3% and 29.1% in the second quarter of 2004 and 2003, respectively and were 28.5% and 29.7% for the six month periods ended June 30, 2004 and 2003, respectively. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. As such, with the decline in open orders on refinance transactions resulting from the increase in mortgage interest rates during the second half of 2003, we began reducing personnel costs with the reduction of approximately 22% of the title and escrow workforce from July to December 2003. This reduction in title and escrow workforce partially offset the increase in personnel costs in 2004 over 2003. We will continue to monitor prevailing market conditions and will adjust personnel costs in accordance with activity.

Other operating expenses were $287.8 million and $527.1 million in the second quarter and six month periods ended June 30, 2004, respectively, compared with $288.6 million and $499.7 million in the second quarter and six month periods ended June 30, 2003. The slight decrease in the second quarter of 2004 as compared with 2003 relates to the change in mix of revenue from direct premiums to agency premiums.

As noted in the consolidated results of operations, the large increase in agent commissions for the 2004 second quarter and six month period is the result of a large increase in agency premiums that were earned in those periods, compared with the corresponding 2003 periods. As a percentage of agency premiums these costs were 77.9% and 77.7% in the second quarter of 2004 and 2003, respectively.

The provision for claim losses includes an estimate of anticipated title and title related claims and escrow losses. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly. Our claim loss provision as a percentage of total title premiums was 5.2% and 5.4% in the second quarter and first six months of 2004, respectively and 5.5% and 5.3% in the second quarter and first six months of 2003, respectively.

Financial Institution Software and Services Segment

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Revenues	$319,133	$219,643	$577,669	$228,207

Personnel costs	177,326	130,830	327,236	132,914
Other operating expenses	97,046	56,444	165,786	60,163
Interest expense	205	5	210	21

Total expenses	274,577	187,279	493,232	193,098

Earnings before income taxes and minority Interest	$44,556	$32,364	$84,437	$35,109

Revenues

Revenues from financial institution software and services relate primarily to revenues from the acquisitions of financial institution software and services companies in 2004 and 2003, including FIS, which we acquired on April 1, 2003. Also included are revenues from our Empower and SoftPro software products. Revenues from financial institution software and services in the second quarter and first six months of 2004 were $319.1 million and $577.7 million as compared with $219.6 million and $228.2 million for the corresponding periods of the prior year. The 2004 second quarter increase in revenues of $99.5 million is largely attributable to our acquisitions of WebTone in September of 2003, Aurum in March of 2004 and Sanchez in April of 2004, which along with other smaller acquisitions together contributed $77.5 million of the increase. The increase of $349.5 in the six months ended June 30, 2004 as compared with the six months ended June 30, 2003 was primarily attributable to the acquisition of FIS on April 1, 2003. The 2004 period includes $458.3 million of revenue from FIS while the six months ended June 30, 2003 only included $209.4 million, the results of FIS from its acquisition date through June 30, 2003. The acquisition of WebTone, Aurum and Sanchez and other smaller acquisitions contributed $97.8 million of the increase in the 2004 six month period as compared with 2003. Included in the second quarter and six months ended June 30, 2004 are $18.2 million and $29.1 million of intersegment revenues that FIS earns relating to IT software and support services that it provides to the remainder of the Company. These services were not rendered in the corresponding 2003 periods.

Expenses

Personnel costs were $177.3 million and $327.2 million in the second quarter and six month periods ended June 30, 2004, respectively, compared with $130.8 million and $132.9 million in the second quarter and six month periods ended June 30, 2003. The increase in the second quarter of 2004 as compared to 2003 is consistent with the increase in revenue relating to the acquisitions made in the second half of 2003 and first six months of 2004. The increase in the six month period ended June 30, 2004 as compared with 2003 was primarily due to the fact that FIS was only included in the 2003 period from its date of acquisition, April 1, 2003, along with the effects of the other acquisitions. As a percentage of revenues, personnel costs were 55.6% and 59.6% in the second quarter of 2004 and 2003, respectively and were 56.6% and 58.2% for the six month periods ended June 30, 2004 and 2003, respectively.

Other operating expenses were $97.0 million and $165.8 million in the second quarter and six month periods ended June 30, 2004, respectively, compared with $56.4 million and $60.2 million in the second quarter and six month periods ended June 30, 2003. The increase of $40.6 million in the second quarter of 2004 as compared with the second quarter of 2003 was primarily the result of the above mentioned acquisitions, including a related increase in amortization costs relating to purchased intangible assets and software. The increase of $105.6 million in the first six months of 2004 as compared with 2003 was primarily related to the fact that FIS was only included in the 2003 period from its date of acquisition, April 1, 2003, which in part caused the 2004 period to include an additional $45.0 million in amortization costs relating to purchased intangible assets and software.

Lender Outsourcing Solutions Segment

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Revenues	$130,052	$154,924	$245,524	$252,452

Personnel costs	38,025	37,411	77,457	65,784
Other operating expenses	56,924	69,539	104,317	114,338
Interest expense	8	16	18	(59)

Total expenses	94,957	106,966	181,792	180,063

Earnings before income taxes and minority interest	$35,095	$47,958	$63,732	$72,389

Revenues

Revenues from lender outsourcing solutions relate primarily to revenues from both our loan facilitation services and default management services. Revenues from lender outsourcing solutions in the second quarter and first six months of 2004 were $130.1 million and $245.5 million as compared with $154.9 million and $252.5 million for the corresponding periods of the prior year. The 2004 second quarter decrease in revenues of $24.8 million or 16.0%, is largely attributable to a decrease of $44.8 million in revenue from loan facilitation services compared with the prior year quarter. This decrease is primarily the result of lower volumes from our automated process for providing title agency services, due to increased mortgage interest rates which in turn reduced refinancing transactions in the second quarter of 2004 as compared with 2003. This decrease was partially offset by organic growth in our default management services group, which had a revenue increase of $20.0 million over the prior year period. The revenue decrease for the six month period ending June 30, 2004 was smaller than the quarter over quarter comparison due to the fact that the first quarter of 2004 experienced a better mortgage interest rate environment than the second quarter and the fact that the first quarter of 2003 only included the results of a significant acquisition in our loan facilitation services business from the acquisition date in February of 2003 through June 30, 2003.

Expenses

Personnel costs were $38.0 million and $77.5 million in the second quarter and six month periods ended June 30, 2004, respectively, compared with $37.4 million and $65.8 million in the second quarter and six month periods ended June 30, 2003. As a percentage of revenues, personnel costs were 29.2% and 24.1% in the second quarter of 2004 and 2003, respectively and were 31.2% and 26.1% for the six month periods ended June 30, 2004 and 2003, respectively. The increase in 2004 as a percentage of revenues for both the quarter and six month periods is primarily the result of the reduction in revenues from the automated title agency process in 2004 as compared with 2003 as labor costs relating to these revenues are not as closely related to revenue volumes in this line of business.

Other operating expenses in the lender outsourcing solutions segment consist primarily of professional fees, data processing costs, depreciation and amortization costs, costs to purchase real estate data, travel and other expenses. Other operating expenses were $56.9 million and $104.3 million in the second quarter and six month periods ended June 30, 2004, respectively, compared with $69.5 million and $114.3 million in the second quarter and six month periods ended June 30, 2003. The decrease in other operating costs of $12.6 million or 18.1% in the second quarter of 2004 is consistent with the decrease in revenues as other operating expenses are more closely related to the volume of business in this segment than personnel costs are. As a percentage of revenues, other operating expenses were 43.8% and 44.8 % in the second quarter of 2004 and 2003, respectively and were 42.5% and 45.3% for the six month periods ended June 30, 2004 and 2003, respectively.

Information Services Segment

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Revenues	$159,349	$161,035	$309,387	$281,928

Personnel costs	39,549	42,742	81,390	79,165
Other operating expenses	87,056	89,644	165,777	153,481
Interest expense	54	390	116	711

Total expenses	126,659	132,776	247,283	233,357

Earnings before income taxes and minority interest	$32,690	$28,259	$62,104	$48,571

Revenues

Revenues from information services relate primarily to revenues from our property data and real estate related services. Revenues from information services in the second quarter and first six months of 2004 were $159.3 million and $309.4 million as compared with $161.0 million and $281.9 million for the corresponding periods of the prior year. The revenue decrease in the 2004 second quarter was partially related to the fact that revenues from these businesses such as appraisal services and credit reporting tend to trend closely to the level of real estate activities, in much the same manner as revenues in our direct title operations which were also down quarter over quarter.

Expenses

Personnel costs were $39.5 million and $81.4 million in the second quarter and six month periods ended June 30, 2004, respectively, compared with $42.7 million and $79.2 million in the second quarter and six month periods ended June 30, 2003. As a percentage of revenues, personnel costs were 24.8% and 26.5% in the second quarter of 2004 and 2003, respectively and were 26.3% and 28.1% for the six month periods ended June 30, 2004 and 2003, respectively.

Other operating expenses in the information services segment consist primarily of data processing costs, depreciation and amortization, costs to purchase real estate data, travel and other expenses. Other operating expenses were $87.1 million and $165.8 million in the second quarter and six month periods ended June 30, 2004, respectively, compared with $89.6 million and $153.5 million in the second quarter and six month periods ended June 30, 2003. The decrease in other operating costs of $2.5 million in the second quarter of 2004 is consistent with the decrease in revenues. As a percentage of revenues, other operating expenses were 54.6% and 55.7% in the second quarter of 2004 and 2003, respectively and were 53.6% and 54.4% for the six month periods ended June 30, 2004 and 2003, respectively.

Specialty Insurance Segment

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Revenues	$59,125	$30,992	$108,514	$59,643

Personnel costs	7,002	4,520	13,523	8,933
Other operating expenses	44,295	20,917	80,445	41,701
Interest expense	1	—	1	—

Total expenses	51,298	25,437	93,969	50,634

Earnings before income taxes and minority interest	$7,827	$5,555	$14,545	$9,009

Revenues

Revenues from specialty insurance include revenues from the issuance of flood, home warranty and homeowners insurance policies and were $59.1 million and $108.5 million for the three month and six month periods ending June 30, 2004 as compared with $31.0 million and $59.6 million for the corresponding period of the prior year. Specialty insurance revenue increased in 2004 as compared with 2003 as a result of significant organic growth and our 2003 acquisitions of Bankers, FCIC and Omaha Property and Casualty Insurance Company, which gave us the ability to issue new and renewal flood insurance policies..

Expenses

Personnel costs were $7.0 million and $13.5 million in the second quarter and six month periods ended June 30, 2004, respectively, compared with $4.5 million and $8.9 million in the second quarter and six month periods ended June 30, 2003. As a percentage of revenues, personnel costs were 11.8% and 14.6% in the second quarter of 2004 and 2003, respectively and were 12.5% and 15.0% for the six month periods ended June 30, 2004 and 2003, respectively. The decrease as a percentage of revenues in the 2004 periods is primarily the result of organic growth of the business lines, which has not required a proportionate increase in personnel.

Other operating expenses in the specialty insurance segment were $44.3 million and $80.4 million in the second quarter and six month periods ended June 30, 2004, respectively, compared with $20.9 million and $41.7 million in the second quarter and six month periods ended June 30, 2003 and are consistent with our increases in revenues.

Corporate and Other Segment

The corporate and other segment is made up of smaller entities that do not fit in our other segment classifications, our leasing operations, and certain corporate expenses. Revenues from this segment were $13.8 million and $27.3 million for the three month and six month periods ended June 30, 2004, respectively compared with $18.4 million and $33.5 million in the corresponding periods of the prior year. Operating expenses were $33.8 million and $75.4 million for the three and six month periods ending June 30, 2004, respectively, compared with $32.4 million and $60.0 million in the corresponding prior year periods.

Liquidity and Capital Resources

Cash Requirements. Our cash requirements include debt service, operating expenses, taxes, capital expenditures, systems development, treasury stock repurchases, business acquisitions and dividends on our common stock. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities and borrowings through public debt offerings and existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to match cash inflows with cash requirements. We forecast the daily needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

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

Our two significant sources of internally generated funds are dividends and distributions from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are executed within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. As of December 31, 2003, $1,522.3 million of our net assets were restricted from dividend payments without prior approval from the Departments of Insurance. During 2004, our title subsidiaries can pay or make distributions to us of approximately $247.3 million. Our underwritten title companies, financial institution software and services companies, lender outsourcing businesses and information service companies collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries. Positive cash flow from these subsidiaries is invested primarily in cash and cash equivalents.

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

Financing. On November 5, 2003 we entered into a new credit agreement providing for a $700.0 million, 5-year revolving credit facility due November 4, 2008. The credit agreement bears interest at a variable rate based on the debt ratings assigned to us by certain independent agencies, and is unsecured. The current interest rate under the credit agreement is LIBOR plus 0.50%. As of June 30, 2004, $275.0 million was outstanding under our credit agreement and we had $425.0 million in borrowings available to us. During the first six months of 2004, we borrowed $200.0 million under our credit facility, primarily to finance our acquisitions of APTIC and Aurum. Our credit agreement imposes certain affirmative and negative covenants on us relating to current debt ratings, certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions and restricted payments, and certain dividend restrictions. As of June 30, 2004, we were in compliance with all of our debt covenants.

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

Capital Stock Transactions. On April 24, 2002, our Board of Directors approved a three-year stock repurchase program. Purchases are made by us from time to time in the open market, in block purchases or in privately negotiated transactions. From January 1, 2004, through June 30, 2004, we repurchased a total of 430,500 shares of common stock for $16.5 million, or an average price of $38.33.

On March 26, 2003, we issued 5,183,103 shares of our common stock in connection with the acquisition of ANFI, Inc. On April 1, 2003, we issued 11,206,692 shares of our common stock to ALLTEL in connection with our acquisition of FIS. The common stock issued to ALLTEL was restricted for resale until April 1, 2004. On September 30, 2003, we issued 14,292,858 shares of our common stock in connection with the acquisition of FNIS. On February 27, 2004, we issued 220,396 shares of our common stock in connection with the acquisition of an additional 44% interest in Hansen. On March 11, 2004, we issued 3,144,390 shares of our common stock in connection with the acquisition of Aurum. On April 14, 2004, we issued 2,267,290 shares of our common stock in connection with the acquisition of Sanchez. See Note B of Notes to Condensed Consolidated Financial Statements.

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

Other than facility and equipment leasing arrangements, we do not engage in off-balance sheet financing activities. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that will be part of our corporate campus and headquarters. The lease expires on June 28, 2011, subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75 million. As of June 30, 2004, approximately $13.7 million had been drawn on the facility to finance land costs and related fees and expenses. The leases include guarantees by us for a substantial portion of the financing, and options to purchase the facilities at the outstanding lease balance; the maximum guarantee is 86.5% of the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in other operating expenses in the Consolidated Statements of Earnings after the end of the construction period.

We do not believe the lessor is a variable interest entity, as defined in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”). In addition, we have verified that even if the lessor was determined to be a variable interest entity, we would not have to consolidate the lessor nor the assets and liabilities associated with the assets leased to us. This is because the assets leased by us will not exceed 50% of the total fair value of the lessor’s assets excluding any assets that should be excluded from such calculation under FIN 46, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding.

Critical Accounting Policies

There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretation. However, the Revised Interpretation must be applied no later than the Company’s first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretation. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under the original or Revised Interpretation’s provisions no later than the Company’s fourth quarter of 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation’s provisions no later than the Company’s first quarter of 2004. The adoption of FIN 46 did not have a material effect on the Company’s financial statements.

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

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Several class actions are pending alleging improper rates were charged for title insurance. Four class action cases were filed in New York and have been consolidated for further proceedings. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. A class was certified in January 2004 and the class members will shortly be notified of the pending action. Similar allegations have been made in class actions filed in Minnesota, Ohio, Pennsylvania, and Florida. Recently, the court refused to certify a class in one of the Ohio actions.

Two class actions, one in California and one in Michigan allege the company violated the Real Estate Settlement Procedures Act (“RESPA”) and state law by giving favorable discounts or rates to builders and developers. The actions seek refunds of the premiums charged and additional damages. The Company intends to vigorously defend these actions.

Several class actions are pending alleging that the Company imposed improper charges in closing real estate transactions. A class action pending in New Jersey alleges that the Company has charged twice for fees to record satisfactions of mortgages, and charged for satisfactions that were not recorded. Two other class actions pending in Indiana allege the Company overcharged recording fees. The Company intends to vigorously defend the pending actions.

Three class actions in California alleged the Company failed to pay overtime charges to its escrow officer employees as required by law and regulation. These actions sought payment of wages allegedly due to the purported class. The court gave final approval to the settlement in one of the actions in June, and the remaining actions were then also settled, all for an immaterial amount.

A California class action alleges the Company takes “rebates and kickbacks” in outsourcing its trustee foreclosure business. The Company has settled this action for a small damage payment and attorney’s fees.

A class action is pending in California alleging that the Company violated the Telephone Consumer Protection Act by sending unsolicited facsimile advertising. Plaintiffs seek statutory damages. A class was certified in April 2004. The Company intends to vigorously defend this action.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

On April 24, 2002, our Board of Directors approved a three-year stock repurchase program whereby we could repurchase up to 7,562,500 shares of our common stock. Purchases can be made from time to time in the open market, in block purchases or in privately negotiated transactions. As of December 31, 2003, we had repurchased a total of 4,573,758 shares of our common stock under this stock repurchase plan. Repurchases of our common stock from December 31, 2003 through June 30, 2004 are as follows:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
		Average Price	Shares Purchased as	of Shares That May
	Total Number of	Paid	Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Programs	Under the Program
January 1, 2004 – January 31, 2004	33,000	$34.76	33,000	2,955,742
February 1, 2004 – February 29, 2004	277,500	$38.39	277,500	2,678,242
March 1, 2004 – March 31, 2004	120,000	$39.18	120,000	2,558,242
April 1, 2004 – June 30, 2004		—	—	2,558,242

Total	430,500	$38.33	430,500	2,558,242

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

A Current Report on Form 8-K under Items 7 and 12, dated April 29, 2004, was filed during the second quarter of 2004 to announce our operating results for the three month period ended March 31, 2004.

A Current Report on Form 8-K, dated May 26, 2004, was filed during the second quarter of 2004 to announce the filing of a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with a proposed separation of FNF’s non-insurance operations into a separately traded public company to be known as Fidelity National Information Services, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY NATIONAL FINANCIAL, INC.

(Registrant)

By:	/s/ Alan L. Stinson

Alan L. Stinson
Executive Vice President, Chief Financial Officer
	(Principal Financial and Accounting Officer)		Date: August 6, 2004

EXHIBIT INDEX

Exhibits:	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.