Form 10-Q
period 2004-09-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2004-11-09
CIK 809398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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

YES ( X )                 NO (  )

As of October 31, 2004, 174,458,861 shares of the Registrant’s Common Stock were outstanding

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2004

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at September 30, 2004 includes $252,016 and at December 31, 2003 includes $262,193 of pledged fixed maturity securities related to secured trust deposits	$2,475,752	$1,696,234
Equity securities, at fair value	102,417	70,618
Other long-term investments	177,124	44,579
Short-term investments at September 30, 2004 includes $337,241 and at December 31, 2003 includes $185,956 of pledged short-term investments related to secured trust deposits	632,815	878,386

Total investments	3,388,108	2,689,817
Cash and cash equivalents, at September 30, 2004 includes $299,871 and at December 31, 2003 includes $231,142 of pledged cash related to secured trust deposits	442,656	459,655
Leases	46,910	67,855
Trade and notes receivables, net of allowance of $33,766 in 2004 and $39,048 in 2003	569,978	446,102
Goodwill	2,509,185	1,926,478
Prepaid expenses and other assets	433,547	249,009
Capitalized software	372,760	290,108
Other intangible assets	573,306	529,940
Title plants	302,147	286,398
Property and equipment, net	359,703	317,813

	$8,998,300	$7,263,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$872,157	$818,664
Deferred revenue	310,428	194,077
Notes payable	995,391	659,186
Reserve for claim losses	996,765	940,217
Secured trust deposits	882,981	671,882
Deferred tax liabilities	100,974	84,224
Income taxes payable	235,250	6,731

	4,393,946	3,374,981
Minority interests and preferred stock of subsidiary	19,373	14,835
Stockholders’ equity:
Preferred stock, $.0001 par value; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock, $.0001 par value; authorized, 250,000,000 shares issued, 177,574,313 as of September 30, 2004 and 167,650,280 as of December 31, 2003	18	17
Additional paid-in capital	3,387,656	2,453,841
Retained earnings	1,340,090	1,517,494

	4,727,764	3,971,352
Accumulated other comprehensive earnings (loss)	(41,360)	(9,891)
Unearned compensation	(20,031)	(23,017)
Less treasury stock, 3,235,500 shares as of September 30, 2004 and 2,809,400 shares as of December 31, 2003, at cost	(81,392)	(65,085)

	4,584,981	3,873,359

	$8,998,300	$7,263,175

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
REVENUE:
Operating revenue	$2,142,985	$2,167,702	$6,132,339	$5,539,298
Interest and investment income	18,919	13,686	49,470	45,380
Realized gains and losses	(2,025)	49,023	19,126	88,910

Total revenue	2,159,879	2,230,411	6,200,935	5,673,588

EXPENSES:
Personnel costs	700,308	715,332	2,058,441	1,829,974
Other operating expenses	493,394	511,231	1,415,286	1,271,094
Agent commissions	580,241	458,952	1,584,579	1,252,831
Provision for claim losses	75,194	73,339	209,617	186,718
Interest expense	11,116	11,268	30,493	30,199

Total expenses	1,860,253	1,770,122	5,298,416	4,570,816

Earnings before income taxes	299,626	460,289	902,519	1,102,772
Income tax expense	104,833	177,273	333,932	419,054
Minority interest	991	5,674	2,491	18,114

Net earnings	$193,802	$277,342	$566,096	$665,604

Basic earnings per share	$1.12	$1.87	$3.33	$4.65

Weighted average shares outstanding, basic basis	173,369	148,514	170,187	143,154

Diluted earnings per share	$1.09	$1.81	$3.23	$4.50

Weighted average shares outstanding, diluted basis	177,976	153,328	175,287	147,840

Cash dividends paid per share	$.18	$.16	$.54	$.38

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net earnings	$193,802	$277,342	$566,096	$665,604
Other comprehensive earnings (loss):
Unrealized gains (losses) on investments, net (1)	(1,413)	12,543	(4,857)	51,063
Reclassification adjustments for (gains) losses included in net earnings (2)	(1,809)	(36,926)	(26,612)	(59,390)

Other comprehensive earnings (loss)	(3,222)	(24,383)	(31,469)	(8,327)

Comprehensive earnings	$190,580	$252,959	$534,627	$657,277

(1)	Net of income tax (benefit) expense of $(0.8) million and $8.4 million and $(2.9) million and $34.0 million for the three months and nine months ended September 30, 2004 and 2003, respectively.

(2)	Net of income tax expense of $(1.1) million and $(24.6) million and $(15.7) million and $(39.6) for the three months and nine months ended September 30, 2004 and 2003, respectively.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Compensation	Shares	Amount
Balance, December 31, 2003	167,650	$17	$2,453,841	$1,517,494	$(9,891)	$(23,017)	2,809	$(65,085)
Purchase of treasury stock	—	—	—	—	—	—	431	(16,502)
Retirement of treasury stock	(4)	—	(195)	—	—	—	(4)	195
Issuance of restricted stock	6	—	192	—	—	(192)	—	—
Cancellation of restricted stock	(17)	—	(572)	—	—	572	—	—
Exercise of stock options.	4,308	—	58,916	—	—	—	—	—
Tax benefit associated with the exercise of options	—	—	33,606	—	—	—	—	—
Acquisition of Aurum Technology, Inc.	3,144	1	121,369	—	—	—	—	—
Acquisition of Hansen Quality Loan Services, Inc.	220	—	8,500	—	—	—	—	—
Acquisition of Sanchez Computer Associates, Inc.	2,267	—	95,579	—	—	(3,823)	—	—
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	(31,469)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	6,429	—	—
Effect of 10% stock dividend	—	—	607,162	(607,162)	—	—	—	—
Stock based compensation	—	—	9,258	—	—	—	—	—
Cash dividends declared ($0.79 per share)	—	—	—	(136,338)	—	—	—	—
Net earnings	—	—	—	566,096	—	—	—	—

Balance, September 30, 2004	177,574	$18	$3,387,656	$1,340,090	$(41,360)	$(20,031)	3,236	$(81,392)

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net earnings	$566,096	$665,604
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	232,590	160,458
Net increase in reserve for claim losses	22,190	30,350
Gain on sales of assets and investments	(19,126)	(88,910)
Stock-based compensation cost	15,745	6,332
Tax benefit associated with exercise of stock options	33,606	15,129
Change in assets and liabilities, net of effects from acquisitions:
Net decrease in leases and lease securitization residual interests	20,945	42,821
Net increase in secured trust deposits	1,217	6,864
Net increase in trade receivables	(77,244)	(190,920)
Net increase in prepaid expenses and other assets	(96,094)	(59,871)
Net increase (decrease) in accounts payable, accrued liabilities and minority interests	(22,507)	201,846
Net increase in income taxes	247,763	194,181

Net cash provided by operating activities	925,181	983,884

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	1,879,823	1,426,417
Proceeds from maturities of investment securities available for sale	163,040	291,303
Proceeds from sale of assets	5,751	3,550
Collections of notes receivable	4,469	5,546
Additions to title plants	(613)	(1,681)
Additions to property and equipment	(107,664)	(106,796)
Additions to capitalized software	(64,130)	(44,664)
Additions to investments	(2,851,060)	(1,731,485)
Net sales from short-term investment securities	272,541	145,986
Additions to notes receivable	(6,140)	(3,277)
Sale of assets, net of cash sold	5,000	—
Acquisitions of businesses, net of cash acquired	(585,415)	(1,002,173)

Net cash used in investing activities	(1,284,398)	(1,017,274)

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,
	2004	2003
	(Unaudited)
Cash flows from financing activities:
Borrowings	$496,872	$24,442
Net proceeds from issuance of notes	—	248,118
Debt issuance costs	—	(1,881)
Debt service payments	(173,098)	(91,455)
Dividends paid	(92,699)	(68,353)
Purchase of treasury stock	(16,502)	(45,436)
Stock options exercised	58,916	26,393

Net cash provided by financing activities	273,489	91,828

Net increase (decrease) in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(85,728)	58,438
Cash and cash equivalents at beginning of period, excluding pledged cash related to secured trust deposits	228,513	187,549

Cash and cash equivalents at end of period, excluding pledged cash related to secured trust deposits	$142,785	$245,987

Supplemental cash flow information:
Income taxes paid	$43,200	$195,300

Interest paid	$38,396	$34,377

Noncash investing and financing activities:
Issuance (cancellation) of restricted stock	$(380)	$—

Dividends declared and not paid	$43,639	$—

Fair value of shares issued in connection with acquisitions	$225,448	$834,714
Capital transactions of investees and less than 100% owned subsidiaries	$—	$5,028
Liabilities assumed in connection with acquisitions:
Fair value of assets acquired	$1,051,402	$2,259,020
Total purchase price	843,746	2,057,561

Liabilities assumed	$207,656	$201,459

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

The Company acquired FIS for $1,069.6 million (including the payment for certain working capital adjustments and transaction costs), consisting of $794.6 million in cash and $275.0 million of the Company’s common stock. The Company funded the cash portion of the purchase price through the issuance of $250.0 million aggregate principal amount of 5.25% notes due March 15, 2013, and $544.6 million in available cash. The stock portion of the purchase price resulted in the issuance of 11,206,692 shares of the Company’s common stock to ALLTEL.

In connection with the closing of the acquisition, the Company entered into a stockholder’s agreement, a non-competition agreement and certain transition agreements with ALLTEL. The stockholder’s agreement: (1) restricted the sale by ALLTEL of the Company’s common stock received in the transaction for a period of one year unless the Company consents to such sale or transfer or certain events set forth in the stockholder’s agreement with ALLTEL and the Company occur prior to the expiration of the one-year lock-up, (2) grants ALLTEL the right to designate one nominee to the Company’s Board of Directors, so long as it continues to hold at least 50% of the shares of the Company’s common stock received in the transaction, and (3) grants ALLTEL certain registration rights with respect to the Company’s common stock it receives in the transaction. The non-competition agreement prohibits, with certain exceptions, ALLTEL and its affiliates from engaging in the business relating to the assets acquired by the Company for a period of two years after the transaction.

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

Selected unaudited pro forma combined results of operations for the nine months ended September 30, 2003 assuming the acquisition had occurred as of January 1, 2003, and using actual general and administrative expenses prior to the acquisition, are set forth below:

Nine Months Ended
September 30, 2003
Total revenue	$5,884,563
Net earnings	$682,647
Basic earnings per share	$4.65
Diluted earnings per share	$4.51

Other Transactions:

InterCept, Inc.

On November 8, 2004, the Company acquired all of the outstanding stock of InterCept, Inc. (“InterCept”) for $18.90 per share. The total purchase price was approximately $415 million and was paid in cash. InterCept provides both outsourced and in-house, fully integrated core banking solutions for approximately 425 community banks, including loan and deposit processing and general ledger and financial accounting operations. InterCept also operates significant item processing and check imaging operations, providing imaging for customer statements, clearing and settlement, reconciliation and automated exception processing in both outsourced and in-house relationships for approximately 720 customers. This transaction is expected to close during the fourth quarter of 2004.

Kordoba

On September 30, 2004, the Company acquired a 74.9% interest in KORDOBA Gesellschaft fur Bankensoftware mbH & Co. KG, Munich, or (“Kordoba”), a provider of core processing software and outsourcing solutions to the German banking market, from Siemens Business Services GmbH & Co. OHG. The acquisition price was approximately $121 million in cash.

Covansys Corporation

On September 15, 2004, the Company acquired 11 million shares of Covansys Corporation (“Covansys”), a U.S.-based provider of application management and offshore outsourcing services with India based operations for $121 million in cash. The Company owns approximately 29% of the common stock of Covansys and has warrants to purchase 4 million additional shares. The Company will account for this investment using the equity method of accounting.

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

American Pioneer Title Insurance Company

On March 22, 2004, the Company acquired American Pioneer Title Insurance Company (“APTIC”) for $115.1 million in cash, subject to certain equity adjustments. APTIC is a 45-state licensed title insurance underwriter with significant agency operations and computerized title plant assets in the state of Florida. APTIC operates under the Company’s Ticor Title brand.

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

Fidelity National Information Solutions, Inc.

On September 30, 2003, the Company acquired the outstanding minority interest of FNIS, its majority-owned real estate information services public subsidiary, whereby FNIS became a wholly-owned subsidiary of the Company. In the acquisition, each share of FNIS common stock (other than FNIS common stock the Company already owned) was exchanged for 0.83 shares of the Company’s common stock. The Company issued 14,292,858 shares of its common stock to FNIS stockholders in the acquisition. The Company has allocated $154.8 million of the purchase price to goodwill and $88.9 million of the purchase price to other intangible assets and capitalized software based on studies and valuations that are finalized.

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

Note C – Costs Associated with Exit Activities and Impairment of Long-Lived Assets

The acquisition of FNIS on September 30, 2003 allowed the Company to more fully capitalize on the significant technology resources of FIS, which the Company acquired on April 1, 2003 (see Note B) by combining all technology resources within one integrated organization. The Company’s data center activities had historically been managed by FNIS. However, with the acquisition of FNIS, the Company was able to successfully leverage FIS’ expertise in data center management by migrating all of its data center activities from FNIS to the existing FIS platforms as of September 30, 2003. As a result of this decision to transfer all data center operations and projects from FNIS to FIS, the Company incurred a pre-tax expense in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities"(“SFAS No. 146”), of $26.3 million relating to hardware/software and leasehold improvement write-offs and contract termination costs. $8.9 million of these expenses are included in realized gains, net and $17.4 million are included in other operating expenses in the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2003.

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

Note D – Investments

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2004 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government and agencies	$391,900	$(866)	$14,542	$(75)	$406,442	$(941)
States and political subdivisions	217,911	(2,925)	13,582	(119)	231,493	(3,044)
Federal Agency mortgage backed securities	31,822	(208)	—	—	31,822	(208)
Corporate securities	249,863	(2,217)	92,728	(1,336)	342,591	(3,553)
Equity securities	69,583	(22,015)	12,599	(1,313)	82,182	(23,328)

Total temporarily impaired securities	$961,079	$(28,231)	$133,451	$(2,843)	$1,094,530	$(31,074)

A substantial portion of the Company’s unrealized losses relate to its holdings of equity securities. The unrealized losses relating to these securities were caused by market changes that the Company considers to be temporary. In the third quarter of 2004, the Company did write down one investment that it determined to be other than temporarily impaired, which resulted in a charge of $8.0 million. Unrealized losses relating to U.S. government, state and political subdivisions and corporate securities were caused by interest rate increases. Since the decline in fair value of these investments is attributable to changes in interest rates and not credit quality, and the Company has the intent and ability to hold these securities, the Company does not consider these investments other-than-temporarily impaired.

Note E – Issuance of Notes

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

On November 8, 2004, the Company through one of its subsidiaries, entered into a new credit agreement providing for a $500.0 million, 5-year revolving credit facility due November 8, 2009. The facility provides an option to increase the size of the credit facility an additional $100.0 million. The new credit agreement bears interest at a variable rate based on leverage and is unsecured. The current interest rate under the new credit agreement is LIBOR plus 0.50%. In addition, the company will pay a 0.15% commitment fee on the entire facility. On November 8, 2004 the Company drew down approximately $410 million to fund the acquisition of InterCept.

Note F – Earnings Per Share

The Company presents “basic” earnings per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and “diluted” earnings per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net earnings basic and diluted basis	$193,802	$277,342	$566,096	$665,604

Weighted average shares outstanding during the period, basic basis	173,369	148,514	170,187	143,154
Plus: Common stock equivalent shares assumed from conversion of options	4,607	4,814	5,100	4,686

Weighted average shares outstanding during the period, diluted basis	177,976	153,328	175,287	147,840

Basic earnings per share	$1.12	$1.87	$3.33	$4.65

Diluted earnings per share	$1.09	$1.81	$3.23	$4.50

Options to purchase 1,155,827 shares and 595,206 shares for the three and nine months ended September 30, 2004, respectively, and 820,150 shares and 1,691,314 shares for the three and nine months ended September 30, 2003, respectively, of the Company’s common stock were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock.

Note G- Stock-Based Compensation Plans

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

During the third quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. The Company has elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. The financial statements for the three and nine month periods ended September 30, 2003 have been restated to reflect the adoption of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net earnings, as reported	$193,802	$277,342	$566,096	$665,604
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	3,530	348	9,806	3,926
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(3,844)	(2,112)	(11,403)	(10,069)

Pro forma net earnings	$193,488	$275,578	$564,499	$659,461

Earnings Per Share:
Basic – as reported	$1.12	$1.87	$3.33	$4.65
Basic – pro forma	$1.12	$1.86	$3.32	$4.61
Diluted – as reported	$1.09	$1.81	$3.23	$4.50
Diluted – pro forma	$1.09	$1.79	$3.21	$4.45

Note H – Segment Information

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

Three months ended September 30, 2004 (dollars in thousands):

		Financial
		Institution	Lender			Corporate
	Title	Software and	Outsourcing	Information	Specialty	and
	Insurance	Services	Solutions	Services	Insurance	Other	Eliminations	Total
Gross revenue	$1,527,598	$328,542	$103,442	$155,186	$64,161	$14,605	$(50,549)	$2,142,985
Intersegment revenue	(16,869)	(18,528)	(900)	(14,252)	—	—	50,549	—

Revenues from external customers	$1,510,729	$310,014	$102,542	$140,934	$64,161	$14,605	$—	$2,142,985
Interest and investment income, including realized gains and (losses)	13,106	(199)	146	292	944	2,605	—	16,894
Depreciation and amortization	24,993	43,610	2,312	11,246	464	49	—	82,674
Interest expense	161	215	5	52	—	10,683	—	11,116
Earnings (loss) before income taxes and minority interest	207,878	46,689	18,885	32,547	8,162	(14,535)	—	299,626
Income tax expense (benefit)	72,731	16,336	6,608	11,388	2,856	(5,086)	—	104,833
Minority interest	161	311	519	—	—	—	—	991
Net earnings (loss)	134,986	30,042	11,758	21,159	5,306	(9,449)	—	193,802
Assets	5,972,929	1,648,520	314,631	703,227	202,690	156,303	—	8,998,300
Goodwill	943,418	1,083,073	86,210	368,137	20,669	7,678	—	2,509,185

Three months ended September 30, 2003 (dollars in thousands):

		Financial
		Institution	Lender			Corporate
	Title	Software and	Outsourcing	Information	Specialty	and
	Insurance	Services	Solutions	Services	Insurance	Other	Eliminations	Total
Gross revenue	$1,636,613	$230,031	$206,637	$164,977	$32,854	$13,347	$(116,757)	$2,167,702
Intersegment revenue	(102,706)	(4,004)	(523)	(9,524)	—	—	116,757	—

Revenues from external customers	$1,533,907	$226,027	$206,114	$155,453	$32,854	$13,347	$—	$2,167,702
Interest and investment income, including realized gains and (losses)	62,860	(76)	211	455	432	(1,173)	—	62,709
Depreciation and amortization	26,476	33,502	5,723	11,039	786	128	—	77,654
Interest expense	156	73	14	807	—	10,218	—	11,268
Earnings (loss) before income taxes and minority interest	341,462	37,790	79,397	25,285	3,857	(27,502)	—	460,289
Income tax expense (benefit)	132,119	14,360	30,171	9,608	1,466	(10,451)	—	177,273
Minority interest	318	—	1,013	4,343	—	—	—	5,674
Net earnings (loss)	209,025	23,430	48,213	11,334	2,391	(17,051)	—	277,342
Assets	4,680,944	1,367,258	430,391	632,162	125,835	160,770	—	7,397,360
Goodwill	894,791	537,318	85,262	365,666	18,044	7,547	—	1,908,628

Nine months ended September 30, 2004 (dollars in thousands):

		Financial
		Institution	Lender			Corporate
	Title	Software and	Outsourcing	Information	Specialty	and
	Insurance	Services	Solutions	Services	Insurance	Other	Eliminations	Total
Gross revenue	$4,380,548	$906,443	$348,631	$459,379	$171,249	$38,103	$(172,014)	$6,132,339
Intersegment revenue	(84,154)	(50,590)	(2,394)	(34,876)	—	—	172,014	—

Revenues from external customers	$4,296,394	$855,853	$346,237	$424,503	$171,249	$38,103	$—	$6,132,339
Interest and investment income, including realized gains and (losses)	57,923	(431)	493	3,136	2,371	5,104	—	68,596
Depreciation and amortization	69,250	121,464	7,412	31,528	2,601	335	—	232,590
Interest expense	828	425	24	169	1	29,046	—	30,493
Earnings (loss) before income taxes and minority interest	635,871	131,125	82,624	94,102	22,726	(63,929)	—	902,519
Income tax expense (benefit)	235,272	48,516	30,571	34,818	8,409	(23,654)	—	333,932
Minority interest	644	311	1,536	—	—	—	—	2,491
Net earnings (loss)	399,955	82,298	50,517	59,284	14,317	(40,275)	—	566,096
Assets	5,972,929	1,648,520	314,631	703,227	202,690	156,303	—	8,998,300
Goodwill	943,418	1,083,073	86,210	368,137	20,669	7,678	—	2,509,185

Nine months ended September 30, 2003 (dollars in thousands):

		Financial
		Institution	Lender			Corporate
	Title	Software and	Outsourcing	Information	Specialty	and
	Insurance	Services	Solutions	Services	Insurance	Other	Eliminations	Total
Gross revenue	$4,281,453	$458,349	$458,468	$444,290	$91,043	$41,423	$(235,728)	$5,539,298
Intersegment revenue	(199,613)	(4,610)	(284)	(31,221)	—	—	235,728	—

Revenues from external customers	$4,081,840	$453,739	$458,184	$413,069	$91,043	$41,423	$—	$5,539,298
Interest and investment income, including realized gains and (losses)	127,371	(187)	758	1,329	1,887	3,132	—	134,290
Depreciation and amortization	59,196	66,379	10,664	20,970	2,310	939	—	160,458
Interest expense	880	94	(44)	1,518	—	27,751	—	30,199
Earnings (loss) before income taxes and minority interest.	846,739	72,898	150,833	74,323	12,863	(54,884)	—	1,102,772
Income tax expense (benefit)	321,761	27,701	57,317	28,243	4,888	(20,856)	—	419,054
Minority interest	1,750	—	2,172	14,174	—	18	—	18,114
Net earnings (loss)	523,228	45,197	91,344	31,906	7,975	(34,046)	—	665,604
Assets	4,680,944	1,367,258	430,391	632,162	125,835	160,770	—	7,397,360
Goodwill	894,791	537,318	85,262	365,666	18,044	7,547	—	1,908,628

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

     Information Services

In the Information Services segment, the Company operates a real estate-related information services business. The Company’s real estate-related information services are utilized by mortgage lenders, investors and real estate professionals to complete residential real estate transactions throughout the U.S. The Company offers a comprehensive suite of applications and services spanning the entire home purchase and ownership life cycle, from purchase through closing, refinancing and resale.

     Specialty Insurance

This segment, consisting of various non-title insurance subsidiaries, issues flood, home warranty and homeowners insurance policies.

     Corporate and Other

The corporate segment consists of the operations of the parent holding company, smaller entities that do not fit in our other segment classifications including the Company’s leasing operations, as well as the issuance and repayment of corporate debt obligations.

Note I – Dividends, Stock Repurchase Program and Share and Per Share Restatement

On January 27, 2004, the Company’s Board of Directors declared a cash dividend of $0.18 per share, payable on March 23, 2004, to stockholders of record as of March 9, 2004. On April 28, 2004, the Company’s Board of Directors declared a cash dividend of $0.18 per share, payable on June 18, 2004, to stockholders of record as of June 4, 2004. On July 21, 2004, the Company’s Board of Directors declared a cash dividend of $0.18 per share, payable on September 1, 2004 to stockholders of record as of August 18, 2004. On September 7, 2004, the Company’s Board of Directors declared a cash dividend of $0.25 per share, payable on December 1, 2004 to stockholders of record as of November 17, 2004.

On April 24, 2002, the Company’s Board of Directors approved a three-year stock repurchase program, whereby the Company plans to devote a portion of its annual cash flow from operations to the systematic repurchase of shares of its common stock. Purchases may be made by the Company from time to time in the open market, in block purchases or in privately negotiated transactions. From January 1, 2004 through September 30, 2004, the Company repurchased 430,500 shares of common stock for $16.5 million, or an average price of $38.33.

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

Note J – Pension and Postretirement Benefits

The following details the Company’s periodic (income) expense for pension and postretirement benefits:

	For the Three Months Ended September 30,
	2004	2003	2004	2003
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$—	$—	$52	$55
Interest cost	2,163	2,026	297	352
Expected return on assets	(2,113)	(1,782)	—	—
Amortization of prior service cost	—	—	(676)	(677)
Amortization of actuarial loss	1,751	1,049	19	69

Total net periodic (income) expense	$1,801	$1,293	$(308)	$(201)

	For the Three Months Ended September 30,
	2004	2003	2004	2003
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$—	$—	$155	$166
Interest cost	6,488	6,078	959	1,054
Expected return on assets	(5,678)	(5,346)	—	—
Amortization of prior service cost	—	—	(2,028)	(2,029)
Amortization of actuarial loss	5,253	3,145	248	206

Total net periodic (income) expense	$6,063	$3,877	$(666)	$(603)

There have been no material changes to the Company’s projected benefit payments under either plan since December 31, 2003.

Note K – Legal Proceedings

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

The Company was named in five class action lawsuits alleging irregularities and violations of law in connection with title and escrow practices. The State of California, plaintiff in the lead case, and the Company successfully resolved their differences concerning representations made during the settlement process. A stipulated amendment to the previously entered stipulated final judgment was filed with the court resulting in a final resolution of this lawsuit. Pursuant to agreements with counsel and the parties to two of the cases filed by private parties their suits will also be settled. The process to secure court approval for those settlements has begun. The remaining two lawsuits have been stayed pending final disposition of the settled lawsuits. The Company believes that the two stayed lawsuits will be dismissed or settled upon the final disposition of the three settled lawsuits.

Several class actions are pending alleging improper rates were charged for title insurance. Four class action cases were filed in New York and have been consolidated for further proceedings. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. A class was certified in January 2004 and the class members have been notified of the pending action. Similar allegations have been made in class actions filed in Minnesota, Ohio, Pennsylvania, and Florida. Recently, the court refused to certify a class in one of the Ohio actions. Two class actions, one in California and one in Michigan allege the company violated the Real Estate Settlement Procedures Act (“RESPA”) and state law by giving favorable discounts or rates to builders and developers. The actions seek refunds of the premiums charged and additional damages. The Company intends to vigorously defend these actions.

Several class actions are pending alleging that the Company imposed improper charges in closing real estate transactions. A class action pending in New Jersey alleges the company has charged twice for fees to record satisfactions of mortgages, and charged for satisfactions that were not recorded. This case has been settled and the court has granted tentative approval of the settlement. A class action making similar allegations was recently filed in Tennessee. Two other class actions pending in Indiana allege the Company overcharged recording fees. The Company intends to vigorously defend the pending actions.

A class action in Arkansas alleges that the issuance of title commitments, policies and actions taken in aid of clearing title by title companies is the unauthorized practice of law. This case was dismissed by the trial court for lack of jurisdiction reasoning the dispute could only be brought before the Arkansas Committee on the Unauthorized Practice of Law. The Arkansas Supreme Court recently reversed the holding of the trial court asserting that the trial court had concurrent jurisdiction, and remanded the matter back to the trial court. The Company will continue to vigorously defend this action. Two class actions were recently filed in Georgia alleging the Company was complicit with lenders in denying borrowers their right to representation of counsel at the closing of their consumer loans, and engaged in the unauthorized practice of law. The Company has retained counsel and intends to vigorously defend the pending actions.

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

Overview

Business. We are the largest title insurance and diversified real estate information services and solutions company in the United States. Our title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issued approximately 31.4% of all title insurance policies issued nationally during 2003, including the 2003 results of American Pioneer Title Insurance Company, which we acquired in March 2004. We are also a leading provider of technology solutions, processing services, and information services to the financial services and real estate industries. Over 2,400 financial institutions use our services, including 45 of the 50 largest banks in the U.S. Our applications process nearly 50% of all U.S. residential mortgage loans by dollar volume, and over 235 million deposit accounts and non-mortgage consumer loans and leases are processed on our core bank processing platform. We also provide customized business process outsourcing related to aspects of the origination and management of mortgage loans to national lenders and loan servicers. Our information services, including our property data and real estate-related services, are used by mortgage lenders, mortgage investors and real estate professionals to complete residential real estate transactions throughout the U.S. We provide information services that span the entire home purchase and ownership life cycle, from contact through closing, refinancing and resale.

We have six reporting segments: title insurance; financial institution software and services; lender outsourcing solutions; information services; specialty insurance; and corporate and other. The title insurance segment consists of our title insurance underwriters and our wholly-owned title insurance agencies. The title segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances. The financial institution software and services segment consists primarily of the operations of FIS, which was acquired on April 1, 2003 and subsequent acquisitions of WebTone, Aurum, Sanchez and Kordoba. This segment focuses on two primary markets, financial institution processing and mortgage loan processing, as well as our Empower and Softpro software products. The lender outsourcing segment includes our loan facilitation services, which consist of centralized, customized title agency and closing services, which we offer to first mortgage, refinance, home equity and sub-prime lenders, and our default management services, which include foreclosure posting and publishing services, loan portfolio services, field services and property management, and which allow our customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan though the default and foreclosure process. The information services segment offers property data and real estate related services. Included in the services we provide are property appraisal and valuation services, property records information, real estate tax services, borrower credit and flood zone information and multiple listing software and services. The specialty insurance segment, consisting of our various non-title insurance subsidiaries, issues flood, home warranty and homeowners insurance policies. The corporate and other segment consists of the operations of the parent holding company and the operations of our wholly-owned equipment-leasing subsidiary and other small operations. See Note H of Notes to Condensed Consolidated Financial Statements for additional segment information and a reconciliation of segment net earnings to our consolidated net earnings.

On May 26, 2004, our wholly owned subsidiary, Fidelity National Information Services, Inc. filed a Form S-1, for an initial public offering of less than 20% of its common stock. This subsidiary includes our technology solutions, processing services and information based real estate services businesses that make up the financial institution software and services, lender outsourcing solutions and information services segments. On September 9, 2004, we announced a delay in any initial public offering so that we could concentrate on integrating our recently announced acquisition of InterCept, Inc. and that we would re-evaluate the timing based upon a successful integration and other market conditions. Nevertheless, our policy is to evaluate, with assistance from our advisors, on an ongoing basis, possible strategic approaches that could result in greater value for our company and stockholders.

Factors Affecting Comparability

Our Condensed Consolidated Statements of Earnings for 2004 include the results of operations of FIS, which we acquired on April 1, 2003, and various other entities acquired on various dates during the first nine months of 2004 and in 2003, as discussed in Note B of Notes to Condensed Consolidated Financial Statements. Our weighted average shares outstanding have increased in the first nine months of 2004 as compared with the first nine months of 2003 primarily as a result of issuing shares of our common stock to finance the acquisitions of ANFI, FIS, FNIS, Hansen, Aurum and Sanchez. As such, basic and diluted net earnings per share have decreased in the third quarter and first nine months of 2004 as compared with the third quarter and first nine months of 2003, at a greater rate than our decrease in net earnings.

Results of Operations

Consolidated Results of Operations

The following table presents certain financial data for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Operating revenues	$2,142,985	$2,167,702	$6,132,339	$5,539,298
Interest and investment income	18,919	13,686	49,470	45,380
Realized gains and losses, net	(2,025)	49,023	19,126	88,910

Total revenue	$2,159,879	$2,230,411	$6,200,935	$5,673,588

Total expenses	$1,860,253	$1,770,122	$5,298,416	$4,570,816

Net earnings	$193,802	$277,342	$566,096	$665,604

Basic earnings per share	$1.12	$1.87	$3.33	$4.65

Diluted earnings per share.	$1.09	$1.81	$3.23	$4.50

Revenues

Total consolidated operating revenues for the third quarter of 2004 decreased $24.7 million to $2,143.0 million, a decrease of 1.1% from the third quarter of 2003. The decrease in consolidated operating revenue in the third quarter of 2004 was primarily due to decreases in title, lender outsourcing and information services segment operating revenues offset by the increase in financial institution software and services and specialty insurance segment revenues due to the acquisitions of financial institution software and services and specialty insurance companies in 2004 and 2003. Total consolidated operating revenue for the nine months ended September 30, 2004 increased $593.0 million, an increase of 10.7% from the first nine months of 2003. The increase in the first nine months of 2004 was primarily due to the acquisitions of financial institution software and services companies in 2004 and 2003, an increase in title operating revenues and increases in specialty insurance revenues.

Consolidated title premiums for the three and nine-month periods were as follows:

	Three months ended				Nine months ended
	September 30,				September 30,
		% of		% of		% of		% of
	2004	Total	2003	Total	2004	Total	2003	Total
	(Dollars in thousands)				(Dollars in thousands)
Title premiums from direct operations (1)	$524,829	41.4%	$741,546	55.6%	$1,591,221	43.9%	$1,874,377	53.8%
Title premiums from agency operations (1)	744,193	58.6%	591,880	44.4%	2,031,018	56.1%	1,609,753	46.2%

Total	$1,269,022	100.0%	$1,333,426	100.0%	$3,622,239	100.0%	$3,484,130	100.0%

     (1) Includes premiums reported in the title segment and lender outsourcing solutions segment.

Title insurance premiums decreased 4.8% to $1,269.0 million in the third quarter of 2004 as compared with the third quarter of 2003. An increase of $152.3 million or 25.7% in agency premiums was more than offset by a $216.7 million or 29.2% decrease in premiums from direct operations. The decrease in direct title premiums is a direct result of a significant decrease in closed order levels as compared with the prior year quarter. The drop experienced in closed orders reflects a slowing refinance market as evidenced by the Mortgage Bankers Association’s (MBA) statistics showing that approximately 40% of new loan originations in the third quarter of 2004 were refinance transactions as compared with approximately 57% in the third quarter of 2003. The 29.2% decrease in direct title premiums in the third quarter of 2004, as compared with the 48.9% decline in closed orders, reflects an increase in the average fee per file. The increase in fee per file is the result of the decreased mix of refinance-driven activity in the third quarter of 2004 as compared with the prior year quarter, as well as the appreciation of home prices over the past year. A decrease in direct title revenue compared with the prior year period led to a decline in overall title profit margins compared with the 2003 period that experienced a high level of refinance activity.

Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in the third quarter of 2004 was $18.9 million, compared with $13.7 million in the third quarter of 2003, an increase of $5.2 million, or 38.2%. The increase in interest and investment income in the third quarter of 2004 is due to an increase in the fixed income asset base as compared with the third quarter of 2003. Interest and investment income for the nine months ended September 30, 2004 increased $4.1 million from the corresponding period in 2003.

Net realized loss for the third quarter was $2.0 million compared with a net realized gain of $49.0 million for the corresponding period of the prior year, primarily due to the high level of realized gains on sales of various investments in the third quarter of 2003 as compared with the third quarter of 2004, in which a modest level of realized gains were offset by a $8.0 million charge relating to an investment that was determined to be other than temporarily impaired. Net realized gains and losses for the nine months ended September 30, 2004 were down approximately $69.8 million from the corresponding period in 2003, also due to the high level of realized gains in the corresponding period of 2003.

Expenses. The following table presents the components of our expenses:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Personnel costs	$700,308	$715,332	$2,058,441	$1,829,974
Other operating expenses	493,394	511,231	1,415,286	1,271,094
Agent commissions	580,241	458,952	1,584,579	1,252,831
Provision for claim losses	75,194	73,339	209,617	186,718
Interest expense	11,116	11,268	30,493	30,199

Total expenses	$1,860,253	$1,770,122	$5,298,416	$4,570,816

Our operating expenses consist primarily of personnel costs, other operating expenses and agent commissions. Title insurance premiums and escrow and other title related fees are generally recognized as income at the time the underlying transaction closes. As a result, revenue from direct title operations lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short time lag does exist in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.

Personnel costs include base salaries, commissions, benefits and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $700.3 million and $715.3 million for the three months ended September 30, 2004 and 2003, respectively. Personnel costs, as a percentage of total revenue, were 32.4% in the third quarter of 2004, and 32.1% for the third quarter of 2003. The decrease of $15.0 million in personnel costs primarily relates a significant decrease of $53.1 million in the title segment offset by an increase in the financial institutions software and services segment through internal growth and acquisitions which increased personnel costs $47.8 million and other decreases relating to incentive compensation throughout the other segments. Personnel costs are a higher percentage of revenues for our financial institution software and services segment due to the high technology nature of this business. Personnel costs totaled $2,058.4 million and $1,830.0 million for the nine months ended September 30, 2004 and 2003, respectively, an increase of $228.5 million which primarily results from growth in the financial institution software and services segments as the 2004 period includes a full nine months of activity from the FIS acquisition. Personnel costs, as a percentage of total revenue, were 33.2% in the first nine months of 2004, and 32.3% for the first nine months of 2003.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services (including personnel costs associated with information technology support), professional services, advertising expenses, general insurance, depreciation and trade and notes receivable allowances. Other operating expenses totaled $493.4 million and $511.2 million for the three months ended September 30, 2004 and 2003, respectively. The decrease of $17.8 million or 3.6% primarily relates to decreases in the lender outsourcing, title and information services segments, respectively, offset by increases in the financial institution software and services and specialty insurance segments consistent with the increases in personnel costs. Other operating expenses decreased as a percentage of total revenue to 22.8% in the third quarter of 2004 from 22.9% in the third quarter of 2003. Other operating expenses totaled $1,415.3 million and $1,271.1 million for the nine months ended September 30, 2004 and 2003, respectively. The significant increase of $144.2 million relates to the growth in the financial institution software and services and specialty insurance segments.

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)				(Dollars in thousands)
Agent premiums	$744,193	100.0%	$591,880	100.0%	$2,031,018	100.0%	$1,609,753	100.0%
Agent commissions	580,241	78.0%	458,952	77.5%	1,584,579	78.0%	1,252,831	77.8%

Total	$163,952	22.0%	$132,928	22.5%	$446,439	22.0%	$356,922	22.2%

The provision for claim losses includes an estimate of anticipated title and title related claims, escrow losses and homeowners claims relating to our specialty insurance segment. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly. The claim loss provision for title insurance was $69.8 million and $195.7 million in the quarter and first nine months of 2004 as compared to $72.4 million and $184.2 million in the quarter and first nine months of 2003. Our claim loss provision as a percentage of total title premiums was 5.5% and 5.4% in the third quarter and first nine months of 2004, respectively and 5.5% and 5.4% in the third quarter and first nine months of 2003, respectively. The claim loss provision for homeowners claims was $5.4 million and $13.9 million in the third quarter and first nine months of 2004 and $1.0 million and $2.6 million in the third quarter and first nine months of 2003.

Interest expense for the three month and nine month periods ended September 30, 2004 was $11.1 million and $30.5 million, respectively and was consistent with the interest expense for the three month and nine month periods ended September 30, 2003 which were $11.3 million and $30.2 million, respectively.

Income tax expense as a percentage of earnings before income taxes was 35.0% for the third quarter and 37.0% for the first nine months of 2004 and 38.5% and 38.0% for the third quarter and first nine months of 2003, respectively. Income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and the characteristics of pretax earnings. The decrease in tax rate from 2003 to 2004 is due to a change in the blended state tax rate, changes in our foreign tax credit position and changes in other permanent adjustments.

Minority interest for the third quarter and first nine months of 2004 was $1.0 million and $2.5 million, respectively as compared with $5.7 million and $18.1 million for the corresponding prior year periods. A substantial part of our minority interest expense in the third quarter and first nine months of 2003 was as a result of the former minority interest in FNIS, which we acquired on September 30, 2003.

Net earnings decreased in both the three month and nine month period compared to the prior year, primarily due to the reduction of title premiums from direct operations in both the title segment and lender outsourcing solutions segment.

Segment Results of Operations

Title Segment

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Revenues	$1,540,704	$1,699,473	$4,438,471	$4,408,824

Personnel costs	421,846	474,883	1,248,270	1,281,692
Other operating expenses	247,742	263,091	707,892	669,741
Agent commissions	593,584	548,086	1,651,106	1,426,912
Provision for claim losses	69,493	71,795	194,504	182,860
Interest expense	161	156	828	880

Total expenses	1,332,826	1,358,011	3,802,600	3,562,085

Earnings before income taxes and minority interest	$207,878	$341,462	$635,871	$846,739

Revenue

Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales on both a national and local basis. Real estate sales are directly affected by changes in the cost of financing purchases of real estate, predominantly mortgage interest rates. Other macroeconomic factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. Beginning in January 2001 and continuing through September of 2003, the Federal Reserve Board reduced interest rates by 550 basis points, bringing interest rates down to their lowest level in recent history, which significantly increased the volume of refinance activity. Beginning in mid-June 2003 and continuing through December 2003, the ten-year treasury bond yield steadily increased from a low of nearly 3.0% to more than 4.5%, causing mortgage interest rates to rise, which has decreased the volume of refinance activity. Although mortgage interest rates again dropped during February and March of 2004, causing open orders to increase substantially towards the end of the first quarter of 2004, rates have fluctuated slightly since, but have not decreased to a level that triggered significant refinance volume in the third quarter of 2004 such as that experienced in the third quarter of 2003.

Title insurance premiums for the title segment decreased in the third quarter of 2004 compared to the third quarter of 2003. For the nine months ended September 30, 2004, title segment premiums increased primarily due to an increase in agency premiums. Reasons for the variations in title segment premiums are consistent with the explanations provided above in the consolidated revenues discussion.

Trends in escrow and other title related fees are primarily related to title insurance activity generated by our direct operations. Escrow and other title related fees during the three-month periods ended September 30, 2004 and 2003, fluctuated in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts. Escrow and other title related fees were $262.5 million and $776.4 million for the third quarter and first nine months of 2004, respectively as compared with $312.9 million and $817.3 million for the third quarter and first nine months of 2003, respectively. The decrease in the 2004 periods reflects the decrease in direct title premiums.

Expenses

Personnel costs were $421.8 million and $1,248.3 million in the third quarter and nine month periods ended September 30, 2004, respectively, compared with $474.9 million and $1,281.7 million in the third quarter and nine month periods ended September 30, 2003. As a percentage of revenues, personnel costs were 27.4% and 27.9% in the third quarter of 2004 and 2003, respectively and were 28.1% and 29.1% for the nine month periods ended September 30, 2004 and 2003, respectively. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. As such, with the decline in open orders on refinance transactions resulting from the increase in mortgage interest rates during the second half of 2003, we began reducing personnel costs with the reduction of approximately

22% of the title and escrow workforce from July to December 2003. We will continue to monitor prevailing market conditions and will adjust personnel costs in accordance with activity.

Other operating expenses were $247.7 million and $707.9 million in the third quarter and nine month periods ended September 30, 2004, respectively, compared with $263.1 million and $669.7 million in the third quarter and nine month periods ended September 30, 2003. The decrease in the third quarter of 2004 as compared with 2003 relates to the change in mix of revenue from direct premiums to agency premiums.

As noted in the consolidated results of operations, the large increase in agent commissions for the 2004 third quarter and nine month period is the result of a large increase in agency premiums that were earned in those periods, compared with the corresponding 2003 periods.

As noted in the consolidated results of operations, the provision for claim losses includes an estimate of anticipated title and title related claims and escrow losses. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly.

Financial Institution Software and Services Segment

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Revenues	$328,343	$229,955	$906,012	$458,162

Personnel costs	184,024	136,156	511,259	269,069
Other operating expenses	97,415	55,936	263,203	116,101
Interest expense	215	73	425	94

Total expenses	281,654	192,165	774,887	385,264

Earnings before income taxes and minority Interest	$46,689	$37,790	$131,125	$72,898

Revenues

Revenues from financial institution software and services relate primarily to revenues from the acquisitions of financial institution software and services companies in 2004 and 2003, including FIS, which we acquired on April 1, 2003. Also included are revenues from our Empower and SoftPro software products. Revenues from financial institution software and services in the third quarter and first nine months of 2004 were $328.3 million and $906.0 million as compared with $230.0 million and $458.2 million for the corresponding periods of the prior year. The 2004 third quarter increase in revenues of $98.3 million is largely attributable to our acquisitions of WebTone in September of 2003, Aurum in March of 2004 and Sanchez in April of 2004, which along with other smaller acquisitions together contributed $72.8 million of the increase. The increase of $447.8 in the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 was primarily attributable to the acquisition of FIS on April 1, 2003. The 2004 period includes $647.7 million of revenue from FIS while the nine months ended September 30, 2003 only included $421.9 million, the results of FIS from its acquisition date through September 30, 2003. The acquisition of WebTone, Aurum and Sanchez and other smaller acquisitions contributed $176.0 million of the increase in the 2004 nine month period as compared with 2003. Included in the third quarter and nine months ended September 30, 2004 are $17.2 million and $46.3 million of intersegment revenues that FIS earns relating to IT software and support services that it provides to the remainder of the Company. FIS began providing these services in the third quarter of 2003. The amounts for the third quarter of the prior year was $2.2 million.

Expenses

Personnel costs were $184.0 million and $511.3 million in the third quarter and nine month periods ended September 30, 2004, respectively, compared with $136.2 million and $269.1 million in the third quarter and nine month periods ended September 30, 2003. The increase in the third quarter of 2004 as compared to 2003 is consistent with the increase in revenue relating to the acquisitions made in the second half of 2003 and first nine months of 2004. The increase in the nine month period ended September 30, 2004 as compared with 2003 was primarily due to the fact that FIS was only included in the 2003 period from its date of acquisition, April 1, 2003, along with the effects of the other acquisitions. As a percentage of revenues, personnel costs were 56.1% and 59.2% in the third quarter of 2004 and 2003, respectively and were 56.4% and 58.7% for the nine month periods ended September 30, 2004 and 2003, respectively.

Other operating expenses were $97.4 million and $263.2 million in the third quarter and nine month periods ended September 30, 2004, respectively, compared with $55.9 million and $116.1 million in the third quarter and nine month periods ended September 30, 2003. The increase of $41.5 million in the third quarter of 2004 as compared with the third quarter of 2003 was primarily the result of the above mentioned acquisitions, including a related increase in amortization costs relating to purchased intangible assets and software. The increase of $147.1 million in the first nine months of 2004 as compared with 2003 was primarily related to the fact that FIS was only included in the 2003 period from its date of acquisition, April 1, 2003, which in part caused the 2004 period to include an additional $55.1 million in amortization costs primarily relating to purchased intangible assets and software.

Lender Outsourcing Solutions Segment

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Revenues	$103,588	$206,848	$349,124	$459,226

Personnel costs	36,111	39,732	114,162	106,030
Other operating expenses	48,587	87,705	152,314	202,407
Interest expense	5	14	24	(44)

Total expenses	84,703	127,451	266,500	308,393

Earnings before income taxes and minority interest	$18,885	$79,397	$82,624	$150,833

Revenues

Revenues from lender outsourcing solutions relate primarily to revenues from both our loan facilitation services and default management services. Revenues from lender outsourcing solutions in the third quarter and first nine months of 2004 were $103.6 million and $349.1 million as compared with $206.8 million and $459.2 million for the corresponding periods of the prior year. The 2004 third quarter decrease in revenues of $103.2 million or 49.9%, is largely attributable to a decrease of $116.3 million in revenue from loan facilitation services compared with the prior year quarter. This decrease is primarily the result of lower volumes from our automated process for providing title agency services, due to increased mortgage interest rates which in turn reduced refinancing transactions in the third quarter of 2004 as compared with 2003. This decrease was partially offset by organic growth in our default management service, which had a revenue increase of $13.1 million over the prior year period. The majority of the revenue decrease for the nine month period ending September 30, 2004 was due to the results of the third quarter of 2004 as compared to 2003 noted previously.

Expenses

Personnel costs were $36.1 million and $114.2 million in the third quarter and nine month periods ended September 30, 2004, respectively, compared with $39.7 million and $106.0 million in the third quarter and nine month periods ended September 30, 2003. As a percentage of revenues, personnel costs were 34.9% and 19.2% in the third quarter of 2004 and 2003, respectively and were 32.7% and 23.1% for the nine month periods ended September 30, 2004 and 2003, respectively. The increase in 2004 as a percentage of revenues for both the quarter and nine month periods is primarily the result of the reduction in revenues from the automated title agency process in 2004 as compared with 2003 as labor costs relating to these revenues are not as closely related to revenue volumes in this line of business.

Other operating expenses in the lender outsourcing solutions segment consist primarily of professional fees, data processing costs, depreciation and amortization costs, costs to purchase real estate data and other expenses. Other operating expenses were $48.6 million and $152.3 million in the third quarter and nine month periods ended September 30, 2004, respectively, compared with $87.7 million and $202.4 million in the third quarter and nine month periods ended September 30, 2003. The decrease in other operating costs of $39.1 million or 44.6% in the third quarter of 2004 is consistent with the decrease in revenues as other operating expenses are more closely related to the volume of business in this segment than personnel costs are. As a percentage of revenues, other operating expenses were 46.9% and 42.4% in the third quarter of 2004 and 2003, respectively and were 43.6% and 44.1% for the nine month periods ended September 30, 2004 and 2003, respectively.

Information Services Segment

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Revenues	$155,478	$165,432	$462,515	$445,619

Personnel costs	40,069	41,647	121,216	120,579
Other operating expenses	82,810	97,693	247,028	249,199
Interest expense	52	807	169	1,518

Total expenses	122,931	140,147	368,413	371,296

Earnings before income taxes and minority interest	$32,547	$25,285	$94,102	$74,323

Revenues

Revenues from information services relate primarily to revenues from our property data and real estate related services. Revenues from information services in the third quarter and first nine months of 2004 were $155.5 million and $462.5 million as compared with $165.4 million and $445.6 million for the corresponding periods of the prior year. The revenue decrease in the 2004 third quarter was partially related to the fact that revenues from these businesses such as appraisal services and credit reporting tend to trend closely to the level of real estate activities, in much the same manner as revenues in our direct title operations which were also down quarter over quarter.

Expenses

Personnel costs were $40.1 million and $121.2 million in the third quarter and nine month periods ended September 30, 2004, respectively, compared with $41.6 million and $120.6 million in the third quarter and nine month periods ended September 30, 2003. As a percentage of revenues, personnel costs were 25.8% and 25.1% in the third quarter of 2004 and 2003, respectively, and were 26.2% and 27.1% for the nine month periods ended September 30, 2004 and 2003, respectively.

Other operating expenses in the information services segment consist primarily of data processing costs, depreciation and amortization, costs to purchase real estate data and other expenses. Other operating expenses were $82.8 million and $247.0 million in the third quarter and nine month periods ended September 30, 2004, respectively, compared with $97.7 million and $249.2 million in the third quarter and nine month periods ended September 30, 2003. As a percentage of revenues, other operating expenses were 53.3% and 59.1% in the third quarter of 2004 and 2003, respectively and were 53.4% and 55.9% for the nine month periods ended September 30, 2004 and 2003, respectively. The decrease in other operating expenses in total and as a percentage of revenues in the third quarter of 2004 as compared to the third quarter of 2003 relates to data center migration and some asset write offs during the third quarter of 2003.

Specialty Insurance Segment

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Revenues	$65,105	$33,286	$173,620	$92,930

Personnel costs	7,592	5,047	21,115	13,981
Other operating expenses	43,952	23,402	115,839	63,536
Claim loss expense	5,399	980	13,939	2,550
Interest expense	—	—	1	—

Total expenses	56,943	29,429	150,894	80,067

Earnings before income taxes and minority interest	$8,162	$3,857	$22,726	$12,863

Revenues

Revenues from specialty insurance include revenues from the issuance of flood, home warranty and homeowners insurance policies and were $65.1 million and $173.6 million for the three month and nine month periods ending September 30, 2004 as compared with $33.3 million and $92.9 million for the corresponding period of the prior year. Specialty insurance revenue increased in 2004 as compared with 2003 as a result of significant organic growth and our 2003 acquisitions of Bankers, FCIC and Omaha Property and Casualty Insurance Company, which gave us the ability to issue new and renewal flood insurance policies.

Expenses

Personnel costs were $7.6 million and $21.1 million in the third quarter and nine month periods ended September 30, 2004, respectively, compared with $5.0 million and $14.0 million in the third quarter and nine month periods ended September 30, 2003. As a percentage of revenues, personnel costs were 11.7% and 15.2% in the third quarter of 2004 and 2003, respectively and were 12.2% and 15.0% for the nine month periods ended September 30, 2004 and 2003, respectively. The decrease as a percentage of revenues in the 2004 periods is primarily the result of organic growth of the business lines, which has not required a proportionate increase in personnel.

Other operating expenses in the specialty insurance segment were $44.0 million and $115.8 million in the third quarter and nine month periods ended September 30, 2004, respectively, compared with $23.4 million and $63.5 million in the third quarter and nine month periods ended September 30, 2003 and are consistent with our increases in revenues.

Claim loss expense was $5.4 million and $13.9 million in the third quarter and nine month periods ended September 30, 2004 compared with $1.0 million and $2.6 million for the third quarter and nine month periods ended September 30, 2003. The increase was primarily the result of increased activity in the homeowners insurance business.

Corporate and Other Segment

The corporate and other segment is made up of smaller entities that do not fit in our other segment classifications, our leasing operations, and certain corporate expenses. Revenues from this segment were $17.2 million and $43.2 million for the three month and nine month periods ended September 30, 2004, respectively compared with $12.1 million and $44.6 million in the corresponding periods of the prior year. Operating expenses were $31.7 million and $107.1 million for the three and nine month periods ending September 30, 2004, respectively, compared with $39.7 million and $99.4 million in the corresponding prior year periods.

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

Financing. On November 8, 2004, we, through a subsidiary, entered into a new credit agreement providing for a $500.0 million, 5-year revolving credit facility due November 8, 2009. The facility provides an option to increase the size of the credit facility an additional $100.0 million. The new credit agreement bears interest at a variable rate based on leverage and is unsecured. The current interest rate under the new credit agreement is LIBOR plus 0.50%. In addition, we will pay a 0.15% commitment fee on the entire facility. On November 8, 2004 we drew down approximately $410 million to fund the acquisition of InterCept.

On November 5, 2003 we entered into a new credit agreement providing for a $700.0 million, 5-year revolving credit facility due November 4, 2008. The credit agreement bears interest at a variable rate based on the debt ratings assigned to us by certain independent agencies, and is unsecured. The current interest rate under the credit agreement is LIBOR plus 0.50%. In addition, we pay a 0.15% facility fee on the entire facility. As of September 30, 2004, $435.0 million was outstanding under our credit agreement and we had $265.0 million in borrowings available to us. During the first nine months of 2004, net borrowings were $360.0 million under our credit facility, primarily to finance our acquisitions of Aurum, Covansys and Kordoba. Our credit agreement imposes certain affirmative and negative covenants on us relating to current debt ratings, certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions and restricted payments, and certain dividend restrictions. As of September 30, 2004, we were in compliance with all of our debt covenants.

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

Capital Stock Transactions. On April 24, 2002, our Board of Directors approved a three-year stock repurchase program. Purchases are made by us from time to time in the open market, in block purchases or in privately negotiated transactions. From January 1, 2004, through September 30, 2004, we repurchased a total of 430,500 shares of common stock for $16.5 million, or an average price of $38.33.

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

Additional Minimum Pension Liability Adjustment. Discount rates that will be used for determining our December 31, 2004 projected benefit obligation and 2004 net periodic pension costs will be based on prevailing interest rates as of December 31, 2004. Similar to prior years, we will look at the Moody’s Aa corporate bond index at that date as an appropriate basis in determining the discount rate. Based on the current interest rate environment, we anticipate a decrease in the discount rate from the prior year when obligations are measured at December 31, 2004, which will result in an additional minimum pension liability adjustment. As such, we estimate a net-of-tax charge of approximately $11.5 million to accumulated other comprehensive earnings in 2004 in accordance with Statement of Financial Accountings Standards No. 87, “Employers’ Accounting for Pensions.”

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

Off-Balance Sheet Arrangements. Other than facility and equipment leasing arrangements, we do not engage in off-balance sheet financing activities. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that will be part of our corporate campus and headquarters. The lease expires on September 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75 million. As of September 30, 2004, approximately

$13.8 million had been drawn on the facility to finance land costs and related fees and expenses. The leases include guarantees by us for a substantial portion of the financing, and options to purchase the facilities at the outstanding lease balance; the maximum guarantee is 86.5% of the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in other operating expenses in the Consolidated Statements of Earnings after the end of the construction period.

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

In conducting its operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of September 30, 2004 related to these arrangements.

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

We were named in five class action lawsuits alleging irregularities and violations of law in connection with title and escrow practices. We, along with the State of California, plaintiff in the lead case, successfully resolved our differences concerning representations made during the settlement process. A stipulated amendment to the previously entered stipulated final judgment was filed with the court resulting in a final resolution of this lawsuit. Pursuant to agreements with counsel and the parties to two of the cases filed by private parties their suits will also be settled. The process to secure court approval for those settlements has begun. The remaining two lawsuits have been stayed pending final disposition of the settled lawsuits. We believe that the two stayed lawsuits will be dismissed or settled upon the final disposition of the three settled lawsuits.

Several class actions are pending alleging improper rates were charged for title insurance. Four class action cases were filed in New York and have been consolidated for further proceedings. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. A class was certified in January 2004 and the class members have been notified of the pending action. Similar allegations have been made in class actions filed in Minnesota, Ohio, Pennsylvania, and Florida. Recently, the court refused to certify a class in one of the Ohio actions. Two class actions, one in California and one in Michigan allege the company violated the Real Estate Settlement Procedures Act (“RESPA”) and state law by giving favorable discounts or rates to builders and developers. The actions seek refunds of the premiums charged and additional damages. We intend to vigorously defend these actions.

Several class actions are pending alleging that we imposed improper charges in closing real estate transactions. A class action pending in New Jersey alleges the company has charged twice for fees to record satisfactions of mortgages, and charged for satisfactions that were not recorded. This case has been settled and the court has granted tentative approval of the settlement. A class action making similar allegations was recently filed in Tennessee. Two other class actions pending in Indiana allege that we overcharged recording fees. The Company intends to vigorously defend the pending actions.

A class action in Arkansas alleges that the issuance of title commitments, policies and actions taken in aid of clearing title by title companies is the unauthorized practice of law. This case was dismissed by the trial court for lack of jurisdiction reasoning the dispute could only be brought before the Arkansas Committee on the Unauthorized Practice of Law. The Arkansas Supreme Court recently reversed the holding of the trial court asserting that the trial court had concurrent jurisdiction, and remanded the matter back to the trial court. The Company will continue to vigorously defend this action. Two class actions were recently filed in Georgia alleging that we were complicit with lenders in denying borrowers their right to representation of counsel at the closing of their consumer loans, and engaged in the unauthorized practice of law. We have retained counsel and intend to vigorously defend the pending actions.

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

On April 24, 2002, our Board of Directors approved a three-year stock repurchase program whereby we could repurchase up to 7,562,500 shares of our common stock. Purchases can be made from time to time in the open market, in block purchases or in privately negotiated transactions. As of December 31, 2003, we had repurchased a total of 4,573,758 shares of our common stock under this stock repurchase plan. Repurchases of our common stock from December 31, 2003 through September 30, 2004 are as follows:

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased	per Share	Announced Programs	the Program
January 1, 2004 - January 31, 2004	33,000	$34.76	33,000	2,955,742
February 1, 2004 - February 29, 2004	277,500	$38.39	277,500	2,678,242
March 1, 2004 - March 31, 2004	120,000	$39.18	120,000	2,558,242
April 1, 2004 - June 30, 2004	—		—	2,558,242
July 1, 2004 - September 30, 2004	—		—	2,558,242

Total	430,500	$38.33	430,500	2,558,242

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

     (b) Reports on Form 8-K:

A Current Report on Form 8-K under Items 7 and 12, dated July 23, 2004, was filed during the third quarter of 2004 to announce our operating results for the three and six month periods ended June 30, 2004.

A Current Report on Form 8-K, under Item 1.01 and 9.01 dated September 14, 2004, was filed during the third quarter of 2004 to file the merger agreement signed with Intercept, Inc. on September 9, 2004.

A Current Report on Form 8-K, under Item 1.01 and 9.01 dated September 15, 2004, was filed during the third quarter of 2004 to announce that the Company granted non-qualified stock options to acquire 80,000 shares of its common stock, $0.0001 par value per share, at an exercise price of $37.32 per share, to each of Christopher Abbinante and Ronald R. Maudsley. Each of Messrs. Abbinante and Maudsley is an Executive Vice President and Co-Chief Operating Officer of FNF.

A Current Report on Form 8-K, under Item 1.01 and 9.01 dated September 30, 2004, was filed during the third quarter of 2004 to file the amended merger agreement signed with InterCept, Inc. on September 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY NATIONAL FINANCIAL, INC.

(Registrant)

By:	/s/ Alan L. Stinson

Alan L. Stinson
Executive Vice President, Chief Financial Officer
	(Principal Financial and Accounting Officer)	Date: November 9, 2004

EXHIBIT INDEX

     (a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.