Form 10-K
period 2004-12-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2005-03-16
CIK 809398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Fiscal Year Ended December 31, 2004
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
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant as of June 30, 2004 was $6,205,211,279.
      The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2004, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FORM 10-K

		Page
		Number

PART I
Item 1.	Business	1
Item 2.	Properties	29
Item 3.	Legal Proceedings	30
Item 4.	Submission of Matters to a Vote of Security Holders	31

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	32
Item 6.	Selected Financial Data	33
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	57
Item 8.	Financial Statements and Supplementary Data	59
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	115
Item 9A.	Controls and Procedures	115
Item 9B.	Other Information	115

PART III
Item 10.	Directors and Executive Officers of the Registrant	116
Item 11.	Executive Compensation	116
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	116
Item 13.	Certain Relationships and Related Transactions	116
Item 14.	Principal Accounting Fees and Services	116

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	117
EXHIBIT 10.84
EXHIBIT 21
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

i

PART I

Item 1.	Business
      We are the largest title insurance company in the United States. Our title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issued approximately 31.4% of all title insurance policies issued nationally during 2003, including the 2003 results of American Pioneer Title Insurance Company, which we acquired in March 2004 (see “Recent Developments”). We are also a leading provider of technology solutions, processing services, and information services to the financial services and real estate industries. Over 2,800 financial institutions use our services, including 45 of the 50 largest banks in the U.S. Our software applications process over 50% of all U.S. residential mortgage loans by dollar volume with balances exceeding $3.6 trillion, and over 235 million deposit accounts and non-mortgage consumer loans and leases are processed on our core bank processing platform. We also provide customized business process outsourcing related to aspects of the origination and management of mortgage loans to national lenders and loan servicers. Our information services, including our property data and real estate-related services, are used by mortgage lenders, mortgage investors and real estate professionals to complete residential real estate transactions throughout the U.S. We provide information services that span the entire home purchase and ownership life cycle, from contact through closing, refinancing and resale.
      We have six reporting segments:

•	Title Insurance. The title insurance segment consists of our title insurance underwriters and our wholly-owned title insurance agencies. The title segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Specialty Insurance. The specialty insurance segment, consisting of our various non-title insurance subsidiaries, issues flood, home warranty, homeowners, automobile and certain niche personal lines insurance policies.

•	Financial Institution Software and Services. The financial institution software and services segment consists primarily of the operations of Fidelity Information Services, Inc. (“FI”), which was acquired on April 1, 2003 and subsequent acquisitions of WebTone, Aurum, Sanchez and InterCept. This segment focuses on two primary markets: financial institution processing and mortgage loan processing.

•	Lender Outsourcing Solutions. The lender outsourcing solutions segment includes our loan facilitation services, which consist of centralized, customized title agency and closing services, which we offer to first mortgage, refinance, home equity and sub-prime lenders, and our default management services, which include foreclosure posting and publishing services, loan portfolio services, field services and property management. These services allow our customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan though the default and foreclosure process.

•	Information Services. The information services segment offers real estate related information services. Included in the information services we provide are property appraisal and valuation services, property records information, real estate tax services, borrower credit and flood zone information and certification and multiple listing software and services.

•	Corporate and Other. The corporate and other segment consists of the operations of the parent holding company; certain other unallocated corporate overhead expenses, the operations of our wholly-owned equipment-leasing subsidiary and other small operations.
      Our title insurance and specialty insurance segments make up our insurance underwriting businesses, while our financial institution software and services, lender outsourcing solutions and information services segments make up the technology solutions, processing and information-based services businesses of our subsidiary Fidelity National Information Services, Inc. (“FIS”).

Strategy

Title and Specialty Insurance
      Our strategy in the title insurance business is to maximize operating profits by increasing our market share by aggressively and effectively managing operating expenses throughout the real estate business cycle. To accomplish our goals, we intend to:

•	Continue to operate each of our five title brands independently. We believe that in order to maintain and strengthen our title insurance revenue base, we must leave the Fidelity Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title brands intact and operate them independently. Entrepreneurship and close customer relationships are an integral part of the culture at each of our title brands. We believe this culture of independence aids in employee retention, which is critical to the operating success of each brand.

•	Consistently deliver superior customer service. We believe customer service and consistent product delivery are the most important factors in attracting and retaining customers.

•	Effectively manage personnel and cost levels based on economic factors. We believe that effectively managing personnel levels and costs are important to delivering value to shareholders regardless of which stage of the business cycle we may be in.

Specialty Insurance
      Our strategy in the specialty insurance business is to provide the most efficient and effective direct and independent agency property policy delivery mechanism in the market place. We are positioned to be one of the lowest expense providers in the marketplace, while strictly adhering to pricing and underwriting discipline to maintain underwriting profitability.

•	We offer our National Flood Insurance Program (“NFIP”) through two of our property and casualty companies. Fidelity Property and Casualty Insurance Company provides flood insurance in all 50 states. Fidelity National Insurance Company underwrites flood insurance in 30 states and is seeking to expand into additional states. We are the largest provider of NFIP flood insurance in the U.S. through our independent agent network. Our delivery and service is consistently graded the highest in the industry. Our success has been recognized by the National Flood Insurance Program, which has given us its Administrator’s Club Award and the Administrator’s Quill Award for our outstanding growth.

•	We provide an efficient methodology for obtaining insurance on newly acquired homes, whether new construction or upon resale. We have an easy to use fully integrated website, which our agents use as a completely paperless and fully automated quoting and policy delivery system. This system is in use for all of our property products, including flood insurance.

•	Our underwriting practice is conservative. Catastrophe modeling is closely managed on a real time basis. We also buy reinsurance to assist in maintaining our profitability and growing our surplus.

Financial Institution Software and Services, Lender Outsourcing Solutions and Information Services
      Our strategy to achieve continued growth in these businesses includes:

•	Expand our technology leadership. We intend to continue to build on the reputation, reliability and functionality of our software applications. To accomplish this, our strategies are to maintain high-quality functionality for our software applications, in part through developing software applications that feature enhanced capabilities such as straight-through processing and real-time processing; to provide superior application and technology migration support; and to ensure that our software applications are able to integrate with existing and new add-on product used by our customers. Because of our scale, we are uniquely positioned to efficiently accomplish these objectives by spreading the capital and resource commitment required to maintain and improve our applications over a larger revenue base as compared to the revenue base of our competitors with less market share.

•	Take advantage of our cross-selling opportunities. We coordinate our sales efforts through a part of our organization called our Office of the Enterprise to take advantage of information we obtain about the needs of our financial institution customers in order to cross-sell our products and services. We are taking advantage of the significant customer relationships of our multifaceted businesses to cross-sell our other products and services.

•	Expand our leadership position in information products and services. We are one of the leading providers of information products and services to the real estate industry. We believe that our technological capabilities and market leadership have provided us with a competitive advantage in terms of our product offerings and our ability to meet the needs of our customers. We intend to maintain and expand this market position, allowing us to continue to strengthen our relationships with our existing customers and expand our customer base. We also intend to continue integrating our property data and real estate-related information products and services into our other businesses.

•	Broaden our product portfolio and market opportunities through acquisitions. While we will continue to invest in developing and enhancing our existing business solutions, we also intend to continue to acquire technologies and products that will allow us to further broaden our product offerings and continue to enhance the functionality of our business solutions. We may also consider acquisitions that would expand our existing customer base for a product or service, or acquiring businesses that have a product or customer base in markets in which we do not currently compete, particularly if these acquisitions would allow us to obtain revenue growth through leveraging our existing capabilities or scale. We will continue to utilize our ability to integrate newly acquired businesses and we will continue to be disciplined and strategic in making acquisitions.

•	Grow our international business. We believe that we are well-positioned to leverage our financial institution software and services into international markets. In the past, we have provided products and services to international customers when such opportunities presented themselves through our existing customer relationships. With the international customers and presence we obtained through our recent acquisitions of Sanchez and Kordoba (see “Recent Developments”), we believe we are approaching a size and market presence in several international markets that will allow us to effectively compete in what we believe will be a growing market for our products and services. Our international strategy will include focusing on those products, services and customers that will allow us to leverage our existing scale and expertise.

Recent Developments

Recapitalization of FIS and Minority Interest Sale
      The recapitalization of FIS was accomplished through $2.8 billion in borrowings under new senior credit facilities consisting of an $800.0 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, the “Term Loan Facilities”) and a $400.0 million revolving credit facility (“Revolver”). FIS fully drew upon the entire $2.8 billion in Term Loan Facilities to consummate the recapitalization while the Revolver remained undrawn at the closing of the recapitalization. The interest rate on both the Term Loan Facilities and the Revolver is LIBOR plus 1.75%. Bank of America, JP Morgan Chase, Wachovia Bank, Deutsche Bank and Bear Stearns lead a consortium of lenders providing the new senior credit facilities.
      The minority equity interest sale was accomplished through FIS selling an approximately 25 percent minority equity interest in the common stock of FIS to an investment group led by Thomas H. Lee Partners (“THL”) and Texas Pacific Group (“TPG”). FIS issued a total of approximately 50 million shares of the common stock of FIS to the investment group for a total purchase price of approximately $500.0 million. A new Board of Directors has been created at FIS, with William P. Foley, II, current Chairman and Chief Executive Officer of FNF, serving as Chairman and Chief Executive Officer of FIS. FNF has appointed four additional members to the FIS Board of Directors, while each of THL and TPG have appointed two new directors.

      The following steps were undertaken to consummate the FIS recapitalization plan and the minority equity interest sale in FIS. On March 8, 2005, FIS issued a $2.7 billion note to FNF as payment of the dividend. On March 9, 2005, FIS borrowed $2.8 billion under its new senior credit facilities. FIS then paid FNF $2.7 billion, plus interest, to repay the $2.7 billion note issued on March 8, 2005. FNF used $400 million of these funds to repay the outstanding balance of its credit agreement. The remainder will be used to fund the $10 per share dividend and for general corporate purposes at FNF, which may include acquisitions. The minority equity interest sale in FIS was then closed through the payment of $500.0 million from the investment group led by THL and TPG to FIS. FIS then repaid approximately $410.0 million outstanding under its former credit facility. Finally, FIS paid all expenses related to the transactions amounting to $80.4 million. All remaining proceeds will be utilized for other general corporate purposes at FIS.

Special Dividend
      On March, 9, 2005, we also announced that our Board of Directors formally declared a $10 per share special cash dividend that is payable on March 28, 2005 to stockholders of record as of March 21, 2005. Because of the magnitude of the special cash dividend, the New York Stock Exchange has determined that the ex-dividend date will be March 29, 2005, the business day following the payable date for the special cash dividend.
Acquisitions
      Strategic acquisitions have been an important part of our growth strategy. We made a number of acquisitions in 2004 and 2003, to strengthen and expand our service offerings and customer base in our FIS businesses. Our 2004 acquisitions and more significant 2003 acquisitions are described below.

ClearPar
      On December 13, 2004, we acquired ClearParSM, LLC (“ClearPar”), a provider of a web-based commercial loan settlement system servicing the primary syndication and secondary loan trading markets. The acquisition price was $24.5 million in cash.

InterCept, Inc.
      On November 8, 2004, we acquired all of the outstanding stock of InterCept, Inc. (“InterCept”) for $18.90 per share. The total purchase price was $419.4 million, primarily in cash. InterCept provides both outsourced and in-house, fully integrated core banking solutions for approximately 425 community banks, including loan and deposit processing and general ledger and financial accounting operations. InterCept also operates significant item processing and check imaging operations, providing imaging for customer statements, clearing and settlement, reconciliation and automated exception processing in both outsourced and in-house relationships for approximately 720 customers.

Kordoba
      On September 30, 2004, we acquired a 74.9% interest in KORDOBA Gesellschaft fur Bankensoftware mbH & Co. KG, Munich, (“Kordoba”), a provider of core processing software and outsourcing solutions to the German banking market, from Siemens Business Services GmbH & Co. OHG. The acquisition price was $123.6 million in cash.

Covansys Corporation
      On September 15, 2004, we acquired 11 million shares of common stock and four million warrants to purchase common stock of Covansys Corporation (“Covansys”), a U.S.-based provider of application management and offshore outsourcing services with India based operations for $121.0 million in cash. We own approximately 29% of the common stock of Covansys. We also entered into a 5-year master services agreement with Covansys under which we are required to purchase a minimum of $150.0 million in services through June 2009.

Geotrac, Inc.
      On July 2, 2004, we acquired 100% of Geotrac, Inc. (“Geotrac”), a flood zone monitoring services provider for $40.0 million in cash.

Sanchez Computer Associates, Inc.
      On April 14, 2004, we acquired Sanchez Computer Associates, Inc. (“Sanchez”) for $183.7 million, composed of approximately $88.1 million in cash and the issuance of 2,267,290 shares of our common stock. Sanchez develops and markets scalable and integrated software and services that provide banking, customer integration, outsourcing and wealth management solutions to financial institutions in several countries. Sanchez’ primary product offering is Sanchez Profile TM, a real-time, multi-currency, strategic core banking deposit and loan processing system that can be utilized on both an outsourced and in-house basis.

Bankware
      On April 7, 2004, we acquired Bankware, a provider of check imaging solutions for financial institutions for $47.7 million in cash.

American Pioneer Title Insurance Company
      On March 22, 2004, we acquired American Pioneer Title Insurance Company (“APTIC”) for $115.2 million in cash. APTIC is a 45-state licensed title insurance underwriter with significant agency operations and computerized title plant assets in the state of Florida. APTIC operates under the Company’s Ticor Title brand.

Aurum Technology, Inc.
      On March 11, 2004, we acquired Aurum Technology, Inc. (“Aurum”) for $306.4 million, composed of $185.0 million in cash and the issuance of 3,144,390 shares of our common stock. Aurum is a provider of outsourced and in-house information technology solutions for the community bank and credit union markets.

Hansen Quality Loan Services, LLC
      On February 27, 2004, we acquired an additional 44% interest in Hansen Quality Loan Services, LLC (“Hansen”) that we did not already own for $33.7 million, consisting of $25.2 million in cash and $8.5 million of our common stock. The stock portion of the purchase price resulted in the issuance of 220,396 shares of our common stock. Hansen provides collateral risk assessment and valuation services for real estate mortgage financing. On March 26, 2004, we acquired the remaining 1% interest in Hansen for $0.3 million in cash.

Fidelity National Information Solutions, Inc.
      On September 30, 2003, we acquired the outstanding minority interest of Fidelity National Information Solutions, Inc. (“FNIS”), our majority-owned real estate information services public subsidiary, whereby FNIS became our wholly-owned subsidiary. In the acquisition, each share of FNIS common stock (other than FNIS common stock we already owned) was exchanged for 0.83 shares of our common stock. We issued 14,292,858 shares of our common stock to FNIS stockholders in the acquisition.
      The acquisition of the minority interest of FNIS on September 30, 2003 allowed us to further capitalize on the significant technology resources of FI, which we acquired on April 1, 2003, by combining all technology resources within one integrated organization. The Company’s data center activities have historically been managed by FNIS. However, with the acquisition of the minority interest of FNIS, we have migrated substantially all of our data center activities from FNIS to the existing FI platforms as of September 30, 2003.

WebTone Technologies, Inc.
      On September 2, 2003, we acquired WebTone Technologies, Inc. (“WebTone”) for $88.7 million in cash. WebTone is the developer of the TouchPoint® suite of customer interactive management solutions for financial services organizations.

ALLTEL Information Services, Inc.
      On January 28, 2003, we entered into a stock purchase agreement with ALLTEL Corporation, Inc., a Delaware corporation (“ALLTEL”), to acquire from ALLTEL its financial services division, ALLTEL Information Services, Inc. (“AIS”). On April 1, 2003, we closed the acquisition and subsequently renamed the division Fidelity Information Services, Inc. (“FI”). FI is one of the largest providers of information-based technology solutions and processing services to the mortgage and financial services industries.
      We acquired FI for approximately $1,069.6 million (including the payment for certain working capital adjustments and estimated transaction costs), consisting of $794.6 million in cash and $275.0 million of our common stock. We funded the cash portion of the purchase price through the issuance of $250.0 million aggregate principal amount of 5.25% notes due March 15, 2013, and $544.6 million in available cash. The stock portion of the purchase price resulted in the issuance of 11,206,692 shares of our common stock to ALLTEL.
      As the foregoing discussion illustrates, a significant portion of our historical growth has resulted from acquisitions. With assistance from our advisors, on an ongoing basis we actively evaluate possible strategic transactions, such as acquisitions and dispositions of business units and operating assets and business combination transactions, as well as possible alternative means of financing the growth and operations of our business units. There can be no assurance, however, that any suitable opportunities will arise or that any particular transaction will be effected.
Title Insurance
      Market for title insurance. The title insurance market in the United States is large and has grown in the last 10 years. According to Demotech, Inc., total operating income for the entire U.S. title insurance industry grew from $4.8 billion in 1995 to $16.7 billion in 2003. Growth in the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross national product, inflation, interest rates and sales of new and existing homes, as well as the refinancing of previously issued mortgages.
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
      The U.S. title insurance industry is concentrated among a handful of industry participants. According to Demotech, Inc., the top five title insurance companies accounted for 90.5% of net premiums collected in 2003. Over 40 independent title insurance companies accounted for the remaining 9.5% of net premiums collected in 2003. Over the years, the title insurance industry has been consolidating, beginning with the merger of Lawyers Title Insurance and Commonwealth Land Title Insurance in 1998 to create LandAmerica Financial Group, Inc., followed by our acquisition of Chicago Title in March 2000. Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.
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
      Commercial real estate title insurance policies insure title to commercial real property, and generally involve higher coverage amounts and yield higher premiums. Prior to the Chicago Title merger, we issued primarily residential real property title insurance policies. In the Chicago Title merger, we acquired Chicago Title’s National Commercial & Industrial business group, which specializes in meeting the needs of clients involved in large commercial transactions. As discussed later under the heading “Economic Factors Affecting Title Industry,” the volume of commercial real estate transactions is affected primarily by fluctuations in local supply and demand conditions for space, while residential real estate transaction volume is primarily affected by macroeconomic and seasonal factors. Thus, we believe the addition of Chicago Title’s commercial real estate title insurance base helps in maintaining more uniform revenue levels throughout the seasons.
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
      The maximum insurable amount under any single title insurance policy is determined by statutorily calculated net worth. The highest self-imposed single policy maximum insurable amount for any of our title insurance subsidiaries is $375.0 million.
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
      Title Insurance Operations. Our direct operations are divided into approximately 200 profit centers consisting of more than 1,500 direct offices. Each profit center processes title insurance transactions within its geographical area, which is usually identified by a county, a group of counties forming a region, or a state, depending on the management structure in that part of the country. We also transact title insurance business through a network of approximately 9,500 agents, primarily in those areas in which agents are the more prevalent title insurance provider.
      The following table sets forth the approximate dollars and percentages of our title insurance premium revenue by state.

	Year Ended December 31,

	2004		2003		2002

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
California	$1,056,672	22.3%	$1,184,722	25.0%	$895,698	25.2%
Texas	514,417	10.9	527,583	11.1	429,740	12.1
Florida	490,823	10.4	324,468	6.8	215,367	6.1
New York	407,481	8.6	392,680	8.3	295,636	8.3
Illinois	202,277	4.3	222,534	4.7	173,671	4.9
All others	2,067,658	43.5	2,086,264	44.1	1,537,617	43.4

Totals	$4,739,328	100.0%	$4,738,251	100.0%	$3,547,729	100.0%

      For the entire title insurance industry, 13 states accounted for approximately 74.0% of title premiums written in the United States in 2003. California represented the single largest state with 21.3%.
      We also analyze our business by examining the level of premiums generated by direct and agency operations. The following table presents the percentages of title insurance premiums generated by direct and agency operations:

	Year Ended December 31,

	2004		2003		2002

	Amount	%	Amount	%	Amount	%

			(Dollars in thousands)
Direct	$2,128,902	44.9%	$2,400,870	50.7%	$1,610,792	45.4%
Agency	2,610,426	55.1%	2,337,381	49.3	1,936,937	54.6

Total title insurance premiums	$4,739,328	100.0%	$4,738,251	100.0%	$3,547,729	100.0%

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
Specialty Insurance
      We issue various insurance policies, which include the following:

•	Home warranty insurance. We issue one-year, renewable insurance policies that protect homeowners against defects in household systems and appliances.

•	Flood insurance. We issue new and renewal flood insurance policies in conjunction with the NFIP.

•	Personal lines insurance. We offer and underwrite homeowners insurance in all 50 states. Automobile insurance is currently underwritten in 23 states expanding to the balance of the U.S. in 2005. In addition, we underwrite personal umbrella, inland marine (boat and recreational watercraft), and other personal lines niche products in selected markets.
Financial Institution Software and Services
      The applications and services in our financial institution software and services segment focus on two primary markets, financial institution processing and mortgage loan processing.
      Our primary applications are software applications that function as the underlying infrastructure of a financial institution’s processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts, and core mortgage processing software, which banks use to process and service mortgage loans. We also provide a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between our financial institution customers and their clients.
      While many of our customers obtain all or a majority of their key applications from us, the modular design of many of our applications allows our customers to start with one application, such as a lending application, and gradually add applications or services as needed. We provide our customers with additional flexibility by offering our applications through a range of delivery and service models, including on-site outsourcing and remote processing arrangements, as well as on a stand-alone, in-house, licensed software basis for installation on customer-owned systems. Because of our ability to integrate and customize the applications and services we provide to our customers, we often refer to our applications and services as “business solutions”.

Financial Institution Processing
      Customers. Over 2,800 financial institutions use our applications and services, including banks, credit unions, savings banks and auto finance companies. Revenues in 2004 and 2003 relating to financial institution processing were $886.2 million and $452.3 million, respectively. The processing needs of our customers in the financial institution processing market vary significantly across the size and type of institutions we serve. These institutions include:

•	Large Banks. We define the large bank market as banks and other financial institutions in North America with assets in excess of $5 billion. Of the 100 largest U.S. banks, our customers include 26 banks that use our deposit-related core processing applications, 32 banks that use our lending-related core processing applications and 29 banks that use our various retail delivery applications. Our customers in this market include Harris Bank/ Bank of Montreal, Citizens Bank, and BancWest.

•	Small to Mid-tier Banks. We provide our applications and services in the small to mid-tier banking market to more than 2,500 customers consisting primarily of U.S. community banks, credit unions and savings banks. Our customers in this market typically seek a fully integrated and broad suite of applications. As a result, our core processing applications sold to this market have various add-on modules or applications that integrate into our core processing applications, providing a broad processing solution. Our customers in this market include Hudson City Savings Bank, Sterling Bank and VyStar Credit Union.

•	International Banks. We offer applications and services to financial institutions located outside of North America. Our international business utilizes existing bank processing applications and services and customizes them for the specific business needs of our customers in targeted international markets. Our customers include CitiBank Asia Pacific and CEEMEA, ING Group and China Construction Bank. Revenues from our international business were derived principally from 27 customers in the Asia-Pacific market, 31 customers in the European-Middle East-Africa market and 12 customers in the Mexico-Latin American market.

•	Automotive Finance Institutions. In our automotive finance processing business, we offer loan and lease servicing solutions for the automotive finance industry. In 2004, over 20 million automotive loans and leases were processed on our automotive finance processing applications. Nine of the top 20 U.S. automotive finance companies utilize our applications and services, including the finance companies of Honda, Ford and DaimlerChrysler.

•	Commercial Lenders. We also provide business solutions that allow clients to automate and manage their entire commercial lending and loan trading businesses. Our customers include more than 91 financial institutions, including 9 of the top 10 and 27 of the top 50 as ranked by capital. Our customers include Bank of America, JPMorgan Chase, Barclays Capital, Bank of Scotland and Rabobank.

      Applications and Services. Our primary applications and services include the following:

•	Core Processing Applications. Our core processing software applications are designed to run critical banking processes of our financial institution customers. These critical banking processes include deposit and lending systems and most other core banking systems that a bank must utilize to manage the products it provides to its customers.

•	Retail Delivery Applications. While our core processing applications support all aspects of a bank’s internal recordkeeping and reconciliations, our retail delivery applications facilitate direct interactions between a bank and its customers through applications that allow for the delivery of services to these customers. Our retail delivery applications include TouchPoint, an application suite that supports call centers, branch and teller environments, and retail and commercial Internet channels.

•	Integration Applications. Our integration applications access data on our own and third-party core processing systems and transport information to our customers’ retail delivery channels. Our integration applications provide transaction routing and settlement. These applications facilitate tightly integrated systems and efficient software delivery that reduces technology costs for our customers.

•	Syndicated Loan Applications. Our syndicated loan applications are designed to support wholesale and commercial banking requirements necessary for all aspects of syndicated commercial loan origination and management.

•	Automotive Finance Applications. Our primary applications include an application suite that assists automotive finance institutions in evaluating loan applications and credit risk, and allows automotive finance institutions to manage their loan and lease portfolios.

•	Item Processing and Imaging Services. Our item processing and imaging services provide our customers with a complete range of outsourcing services relating to the imaging and processing of checks, statements and other transaction records. These services are performed at one of our 29 processing centers located throughout the U.S.

•	eBanking and Electronic Payments Services. We provide a full range of eBanking capabilities, including EFT processing solutions, ranging from ATM and debit card services to card production and distribution to stored-value gift cards and payroll cards. We also offer electronic business solutions, such as personal and business Internet services, web design and development, web hosting, ISP services and eDelivery. Lastly we provide telephone banking solutions that can help streamline operations, improve service and reduce costs.
      Delivery of Applications. We have developed several models of providing our customers with applications and services. While we typically deliver the highest value to our customers when we combine our software applications and deliver them in one of several types of outsourcing arrangements, we also are able to deliver individual applications through a software licensing arrangement. The examples below represent the typical delivery models that we utilize in providing our applications:

•	Software Licensing. In this traditional license and maintenance model, our customers purchase a license and maintenance contract for our software. We may also provide these customers with professional support services on either a time and materials or fixed-price basis to assist them with the implementation of, or conversion to, the licensed software, or with other information technology (“IT”) projects.

•	Application Management. In this service deployment model, we provide applications that are run by the customer at its processing facility, with a dedicated staff of our application programmers and business analysts assisting the customer in managing day-to-day technology-related activities. Our support staff may be located on-site at the customer’s facility, off-site at one of our facilities, or at a combination of both sites. In many cases, our staff supports the customer’s third-party applications, as well as our own software applications.

•	Application Service Provider or ASP. In this service model, we utilize one of our off-site technology facilities to provide the user of ASP services with computing and application management facilities and support. Our support personnel are generally located off-site in one of our technology facilities, which communicates through online data transmission connections with remote devices on-site at the customer’s location. The ASP customer generally uses a suite of our applications and services in its business. Our customers may arrange to utilize our facilities infrastructure in a shared capacity with other customers, or they may contract with us to have dedicated computing capacity available solely for the operation of their applications, sometimes referred to as remote outsourcing.

•	Facilities Management Processing or FM. In the FM service model, we provide our customers with a computing and application management function similar to that provided under ASP services. However, in the case of FM services, our personnel are located on-site at the location of the customer and act as the customer’s on-site IT staff in connection with FM services, generally also supporting the customer’s third-party software applications. When we enter into one of these arrangements, we generally hire the customer’s IT staff, which we supplement with our own employees.
      We also have developed an additional service business, which we refer to as managed operations, in which we use our off-site technology and processing infrastructure to offer computing facilities to customers, without providing any of our software applications. Unlike our other service customers, our managed operations customers often include customers that are not financial institutions. We are able to profitably leverage our computing capacity and technical expertise to compete in this type of outsourcing business.

Mortgage Loan Processing
      Customers. Our mortgage loan processing customers include 6 of the top 10 and 25 of the top 50 mortgage loan originators in the U.S. in terms of dollar volume, 19 of the top 30 loan servicers in the U.S., and 10 of the top 20 sub-prime loan servicers in the U.S. Our mortgage loan processing customers include Bank of America, National City Mortgage and U.S. Bank Home Mortgage. Our customer relationships are typically long-term relationships that generally provide relatively consistent annual revenues based on the dollar volume of mortgages processed on our applications. Our mortgage loan servicing platforms, including our Mortgage Servicing Platform (“MSP”), are used to process over 50% of all residential mortgages by dollar volume in the U.S., representing balances exceeding $3.6 trillion. Revenues in 2004 and 2003 for mortgage loan processing were $292.7 million and $280.0 million, respectively.
      Applications and Services. We sell the most widely used mortgage loan servicing system in the U.S. Our primary applications and services include:

•	MSP. MSP is an application that automates all areas of loan servicing, including loan setup and ongoing processing, customer service, accounting and reporting to the secondary mortgage market, and federal regulatory reporting. MSP processes a wide range of loan products, including fixed-rate mortgages, adjustable-rate mortgages, construction loans, equity lines of credit and daily simple interest loans.

•	Empower! Empower! is a mortgage loan origination software system used by banks, savings & loans, mortgage bankers and sub-prime lenders. This application fully automates every phase of making loans, providing seamless credit bureau access and interfacing with automated underwriting systems used by Freddie Mac and Fannie Mae, as well as with vendors providing servicing, flood certifications, appraisals and title insurance.
      Delivery of Applications and Services. While our mortgage servicing applications can be purchased on a stand-alone, licensed basis, the substantial majority of our MSP customers by both number of customers and loan volume choose to use us as their processing partner and engage us to perform all data processing functions in our technology center in Jacksonville, Florida. Customers determine whether to process their loan portfolio data under an ASP arrangement in which multiple clients share the same computing and personnel resources or to have their own dedicated resources within our facility.

Lender Outsourcing Solutions
      Our lender outsourcing solutions segment offers customized outsourced business process and information solutions to national lenders and loan servicers. We provide loan facilitation services, which allow our customers to outsource their title and closing requirements in accordance with pre-selected criteria, regardless of the geographic location of the borrower or property. Depending on customer requirements, we perform these services both in the traditional manner involving many manual steps, and through more automated processes which significantly reduce the time required to complete the task. We also provide default management services, which allow our customers to outsource the business processes necessary to take a loan, and the underlying real estate securing the loan, through the default and foreclosure process. We utilize our own resources and networks we have established with independent contractors to provide our outsourcing solutions. We frequently offer our outsourcing solutions to lenders in combination with services of our information services segment.
      We work with our customers to set specific parameters regarding the type and quality of services they require and provide a single point of contact with us for these services no matter where the property is located. As a result, our customers are able to utilize our outsourcing services in a manner that we believe provides a greater level of consistency in service, pricing and quality than if these customers were to contract separately for similar services.

Loan Facilitation Services
      Customers. Our customers are financial institutions involved in the first mortgage, refinance, home equity and sub-prime lending markets. Customers of our title agency and closing services delivered under traditional outsourcing arrangements are typically large, national institutions, and include Wells Fargo, Washington Mutual, and Bank of America. Our automated title process and ancillary services are targeted at the top 20 U.S. mortgage lenders, although we believe that the benefits provided by our automated services may be attractive to other national lenders, as well as regional lenders with significant lending operations. Customers of our homebuilders’ services described below are U.S. homebuilders, including Beazer Homes, Trend Homes and Cambridge Homes. Revenues for loan facilitation services in 2004, 2003 and 2002 were $225.7 million, $433.6 million and $92.8 million, respectively.
      Services. Our primary services include the following:

•	Title Agency Services. Our centralized financial institution title agency services include arranging for the issuance of a title insurance policy by a title insurer, by conducting title searches and preparing an abstract of title, reviewing the status of title in a title commitment, resolving any title exceptions, verifying the payment of existing loans secured by a subject property and verifying the amount of prorated expenses. We perform these services on a national basis, both in the traditional manner and through our centralized production facilities that incorporate automated processes, as described more fully below. Additionally, we typically prepare checks, deeds and affidavits and record appropriate documents in connection with the closing. In 2004, all title insurance policies issued as a result of our agency services were issued by title insurance companies owned by the Company.

•	Closing Services. Our closing management services are currently available in 48 states and the District of Columbia. We maintain a network of independent closing agents who are trained to close loans in accordance with the lender’s instructions. Our closing management services cover a variety of types of closings, including purchases and refinancings, and provide a variety of types of services.

•	Homebuilders’ Services. We offer mortgage loan fulfillment and processing services to U.S. homebuilders. We enter into partnership and management arrangements with homebuilders to establish and manage captive mortgage finance businesses that originate, underwrite, process and place first mortgages with unaffiliated wholesale lenders that make loans on newly constructed homes.
      In addition, the title and closing services described above can be combined and customized with many of our offerings in our information services segment to meet the specific requirements of our customers. We have a common sales force for the services described above and our information services segment.

      Automated Process. The work of title agents has traditionally been very labor-intensive and has required significant manual intervention and individual decision-making. Although a portion of our title agency business is performed in the standard manner, we have also developed an automated process for quickly determining whether a title policy should be issued on a particular property. This process combines an automated title plant with an application that contains a customizable set of decision rules. Although this process largely automates the work of a traditional title agency, we still perform a manual review of title in cases where adequate records are not available online, where certain types of borrowers or properties are involved or where certain exceptions to good title exist. Our automated process permits us to deliver our services in a substantially shorter period of time compared to the delivery of traditional services in the industry.
      We began entering into these automated outsourcing arrangements in 2003 with a limited number of our lending customers. Current customers of our automated process are utilizing the services to more efficiently and uniformly outsource the underwriting and settlement of loan refinancings with their existing borrowers that meet certain criteria. We are in the process of adding automated title services that are capable of supporting lenders’ requirements with respect to home equity lines of credit. We also plan to expand the range of services available through automated service delivery. We have recently introduced credit reporting as an additional service that can be delivered with the automated title services we provide, and we are planning to introduce additional integrated services in the future, including flood certifications.

Default Management Services
      Customers. We primarily provide our default management services to national mortgage lenders and loan servicers, many of which performed default management services in-house prior to entering into outsourcing arrangements with us. Our customers include 24 of the top 25 residential mortgage servicers, 24 of the top 25 subprime servicers, and 16 of the top 25 subservicers. Our major customers include Washington Mutual and Bank of America. Revenues for default management services for 2004, 2003 and 2002 were $224.7 million , $170.8 million and $121.4 million, respectively.
      Services. Based in part on the range and quality of default management services we offer and our focus on customer service, our default management business has grown significantly and we are now one of the two largest default management outsourced service providers in the U.S. We offer a full spectrum of outsourcing services relating to the management of defaulted loans, from initial property inspection to recording the final release of a mortgage lien.

•	At the onset of a loan default, our services are designed to assess and preserve the value of the property securing the loan. For example, through a nationwide network of independent inspectors, we provide inspection services nationwide, including daily reports on vacant properties, occupancy inspections and disaster and insurance inspections. Through a national network of independent contractors, we perform property preservation and maintenance services, such as lock changes, window replacement, lawn service and debris removal.

•	As our lender and servicing customers proceed toward the foreclosure of properties securing defaulted loans, our services facilitate completing the foreclosure process. For example, we offer comprehensive posting and publication of foreclosure and auction notices and conduct mandatory title searches, in each case as necessary to meet state statutory requirements for foreclosure. We provide document preparation and recording services, including mortgage assignment and release preparation, and due diligence and research services. We also provide various other title services in connection with the foreclosure process.

•	After a property has been foreclosed, we provide property preservation field services that aid our customers in managing their real estate owned, or (“REO”), properties. We also offer a variety of title services relating to the lender’s ownership and eventual sale of REO properties. We also offer nationwide advisory and management services to facilitate a lender’s REO sales.
      Delivery of Services. Based on a customer’s needs, our services can be provided individually or, more commonly, as part of a business process outsourcing solution that includes some or all of those services. We can also offer default management services as part of a package with MSP, which may lead to additional cost savings for our customers.
      We provide electronic access for all our default management customers that allows them to monitor the status of our services over the Internet. We can also create an automated interface between MSP and the information systems we use in providing default management services. This interface allows default services pre-selected by our customers to automatically begin at a pre-determined stage in the default of any loan which is serviced by our MSP application.
Information Services
      Our property data and real estate-related information services are utilized by mortgage lenders, investors and real estate professionals to complete residential real estate transactions throughout the U.S. We offer a comprehensive suite of services spanning the entire home purchase and ownership life cycle, from purchase through closing, refinancing, and resale.

Property Data
      Customers. Customers of our property data business include loan servicers, banks and consumers, as well as other participants in the real estate, lending and title insurance industries. Our customers include ABN Amro, Bank of America, Freddie Mac, New Century Mortgage and Washington Mutual. Revenue for property data for 2004, 2003 and 2002 was $144.7 million, $147.2 million and $103.9 million, respectively.
      Services. Our primary service lines are as follows:

•	Property Information. We provide property information and document and map images to title insurers and agents through a regional network of offices engaged in data collection, research and electronic data delivery. Our services help our customers quickly locate, assemble and analyze information needed to assure the safe transfer and financing of real property. These services include providing automated title plant indexes describing the chain of ownership, images of recorded land records, real estate tax assessment information, real property parcel map images, and images and electronic abstracts of court judgments.

•	Multiple Listing Services (“MLS”). We provide services that are used to operate multiple listing services in the U.S. serving over 300,000 real estate brokers and agents. We have acquired and developed reliable data base management tools and provide central hosting of MLS systems in our data centers for local MLS organizations, enabling realtors to search for available homes using a potential buyer’s criteria.
      Delivery of Services. Many of the property data services discussed above can be combined together to meet the specific needs of our customers.

Real Estate-Related Information Services
      Customers. Customers of our real estate-related information services include loan servicers, banks and consumers as well as other participants in the real estate, lending and title insurance industries. Our customers include Bank of America, U.S. Bancorp and Washington Mutual. Revenue for real estate-related information services for 2004, 2003 and 2002 was $444.4 million, $411.9 million and $274.1 million, respectively.
      Services. Our primary real estate-related information services include the following:

•	Valuation and Appraisal Services. We have developed a broad suite of valuation applications, which include automated valuation models, traditional appraisals, broker price opinions, collateral scores and appraisal reviews utilized by participants in the secondary mortgage markets. We have developed innovative new hybrid valuation offerings such as collateral valuation insurance, which combine a traditional valuation with an insurance policy issued by an unaffiliated third party that guarantees the accuracy of a valuation within certain parameters. We have also developed processes and technologies that allow our lender customers to outsource their valuation management functions to us. When our customers outsource these functions to us, we utilize various technologies to allow our lenders to automatically select a valuation service from our suite of offerings that delivers the best service/cost solution for each individual situation.

•	Real Estate Tax Services. We offer lenders a monitoring service that will notify them of any change in tax status during the life of a loan. We also provide complete outsourcing of tax escrow services, including the establishment of a tax escrow account that is integrated with the lender’s mortgage servicing system and the processing of tax payments to taxing authorities.

•	Flood Zone Certifications. We offer flood zone certifications through a proprietary automated system that accesses and interprets Federal Emergency Management Agency, or FEMA, flood maps and certifies whether a property is in a federally designated flood zone. Additionally, we offer lenders a life-of-loan flood zone determination service that monitors previously issued certificates for any changes, such as FEMA flood map revisions, for as long as that loan is outstanding.

•	Credit Reporting. We provide credit information reports and related services to meet the needs of the mortgage industry and help commercial banks, mortgage companies and consumer lenders make loan decisions. Our services include providing a merged credit report that contains credit history data on individual or joint credit applicants acquired from the combined databases of three credit bureaus (Experian, Trans Union and Equifax) for national coverage. We consolidate and organize information from these credit bureaus and deliver a concise report to our customers.

•	1031 Exchange Intermediary Services. We act as a qualified exchange intermediary for those customers who seek to engage in qualified exchanges under Section 1031 of the Internal Revenue Code, which allows tax deferral on the sale of certain investment assets. Through our nationwide network of regional offices, we provide our customers with direct access to a full-time staff of exchange professionals, one-third of whom are attorneys specializing in tax deferred exchange solutions.

      For a discussion of our operating revenues and operating income for each segment, see “Results of Operations” in Item 7. For additional information about the segments, see Note P of Notes to the Consolidated Financial Statements in Item 8.
Marketing
      Our sales and marketing efforts are primarily organized around our lines of business.
Title and Specialty Insurance
      We market and distribute our title and escrow products and services to customers in the residential, institutional lender, and commercial market sectors of the real estate industry through customer solicitation by sales personnel. We actively encourage our sales personnel to develop new business relationships with persons in the real estate community, such as real estate sales agents and brokers, financial institutions, independent escrow companies and title agents, real estate developers, mortgage brokers and attorneys. While our smaller, local clients remain important, large customers, such as national residential mortgage lenders, real estate investment trusts and developers have become an increasingly important part of our business. The buying criteria of locally based clients differ from those of large, geographically diverse customers in that the former tend to emphasize personal relationships and ease of transaction execution, while the latter generally place more emphasis on consistent product delivery across diverse geographical regions and ability of service providers to meet their information systems requirements for electronic product delivery.
      Specialty insurance is marketed through two distinct channels. We market our program through our in-house agency via direct mail to customers of our affiliated operations. This direct channel constituted approximately 30% of our 2004 premium writings. The other distribution channel is through independent agents and brokers nationwide. Approximately 70% of our non-flood premium was placed through this channel and the vast majority of our flood business. We currently have in excess of 10,000 agencies nationwide actively producing business on our behalf.

Financial Institution Software and Services, Lender Outsourcing Solutions and Information Services
      In our Financial Institution Software and Services segment, we have a sales force that markets our products and services to our large national bank customers. A separate sales group focuses on credit unions and thrifts, to which we primarily sell a different product line than we sell to commercial banks. MSP and related products are sold by a third sales force to all the foregoing types of customers, as well as to mortgage companies and specialized servicing companies.
      In our Lender Outsourcing Solutions and Information Services segments, we utilize three distinct sales teams. The first sales team is dedicated to the sales and marketing of default management services. The other two teams are responsible for all other products in the Lender Outsourcing Solutions and Information Services segments. One of these two teams targets the largest 125 U.S. lenders while the other targets mid-tier lenders not among the largest 125.
      A significant portion of our potential customers in each of our business lines is targeted via direct and/or indirect field sales, as well as inbound and outbound telemarketing efforts. Marketing activities include direct marketing, print advertising, media relations, public relations, tradeshow and convention activities, seminars and other targeted activities. The primary markets for the financial institution software and services segment are the nation’s commercial banks and saving institutions and financial institutions throughout the world. Financial software and services are also marketed to credit unions and to financial institutions originating or servicing single-family mortgage loans. These financial institutions, which include many of the nation’s largest servicers of residential mortgages, are located throughout the U.S.
      We believe customer service and consistent product delivery are the most important factors in attracting and retaining customers, and we measure customer service in terms of quality, consistency and timeliness in the delivery of services.
Technology
      To meet the changing business and technology needs of our customers within our financial institution software and services and information services segments, we continually invest in our technology-based products and services. This investment includes maintenance and enhancement of existing software applications, the development of new and innovative software applications, and the ongoing enhancement of capabilities surrounding our outsourcing infrastructure.
      Our product strategy and development group maintains a dialogue with our extensive and diverse customer base and is highly attuned to ongoing shifts in industry requirements and preferences. This active customer and market participation is translated into multi-year, iterative product development plans that map the primary areas of investment in our product set. This group is ultimately responsible for designing, developing and enhancing applications targeted at the diverse requirements of the various local, regional, national and international environments of our numerous customers. We provide updated versions of our various products or product suites on an iterative basis as dictated by market requirements. Our software products include many product features and functions and will accommodate customized requirements specific to each institution.
      As part of our research and development process, we constantly evaluate current and emerging technology for applicability to our existing and future software platforms. To this end, we engage with various hardware and software vendors in evaluation of various infrastructure components. Where appropriate, we utilize third-party technology components in the development of our software products and service offerings. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Additionally, third-party software may be used for commodity type functions within a technology platform environment. We work with our customers to determine the appropriate timing and approach to introducing technology or infrastructure changes to our products and services. We intend to utilize our relationship with Covansys to lower our internal development costs over time by outsourcing certain programming, development and maintenance functions.

      We are currently engaged in significant efforts to upgrade our core bank processing software and our mortgage processing software. These products were acquired upon our acquisition of FI from Alltel in 2003. We spent the period immediately following the FI acquisition discussing with our key customers the changes that they would like to see made in those products. In 2004, we began the development work to implement changes required to keep pace with the marketplace and the requirements of our customers. Including amounts already spent, we expect to spend approximately $60 million on this development of our mortgage servicing platform. With respect to the core banking software, during 2005 we expect to spend approximately $56 million on enhancement and integration projects.
Intellectual Property
      In our technology segments, we rely on copyright and trade secret law to protect our technology. Further, we have developed a number of brands that have accumulated substantial goodwill in the marketplace, and we rely on trademark law to protect our rights in that area. We intend to continue our policy of taking all measures we deem necessary to protect our copyright, trade secret and trademark rights. We regard our software as proprietary and utilize a combination of copyright, trade secret laws, internal security practices and employee non-disclosure agreements for intellectual property protection. We believe that we hold all proprietary rights necessary for the conduct of our business.
Competition

Title and Specialty Insurance
      The title insurance industry is highly competitive. According to Demotech, Inc., the top five title insurance companies accounted for 90.5% of net premiums collected in 2003. Over 40 independent title insurance companies accounted for the remaining 9.5% of the market. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as The First American Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous smaller title insurance companies and independent agency operations at the regional and local level. These smaller companies may expand into other markets in which we compete. Also, the removal of regulatory barriers might result in new competitors entering the title insurance business, and those new competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants with alternative products could affect our business operations and financial condition.
      Competition in the title insurance industry is based primarily on expertise, service and price. In addition, the financial strength of the insurer has become an increasingly important factor in decisions relating to the purchase of title insurance, particularly in multi-state transactions and in situations involving real estate-related investment vehicles such as real estate investment trusts and real estate mortgage investment conduits.
      In our specialty insurance segment, we compete with the national, regional and local insurance carriers. Depending on geographic location, various personal lines carriers, such as State Farm, Allstate, Farmers, Hartford, Nationwide and numerous other companies, compete for this personal lines business. In addition to price, service and convenience are competitive factors. We strive through both of our distribution channels to provide an efficient and streamlined product delivery platform.

Financial Institution Software and Services, Lender Outsourcing Solutions and Information Services
      The market for financial institution software and services is highly competitive. The market is very mature and there are a number of existing providers with a high level of experience in the market and significant market share. Additionally, given the attractive market characteristics in financial services, there are a number of market entrants, which seek to leverage shifts in technology or product innovation to attract customers. Our primary competitors include internal technology departments within banks, data processing or software development departments of large companies or large computer manufacturers, independent computer services firms, companies that develop and deploy software applications, and companies that provide customized development, implementation and support services. Some of these competitors possess substantially greater financial, sales and marketing resources than we do. Competitive factors for products and services include the quality of the technology-based product or service, product features and functions, ease of delivery and integration, ability of the provider to maintain, enhance, and support the products or services, and price. We believe that we compete favorably in each of these categories. In addition, we believe that our ability to offer multiple products and services to individual customers enhances our competitiveness against competitors with more limited product offerings. We compete with vendors that offer similar products and services to financial institutions, including The Bisys Group, Inc., Computer Services Corporation, Fiserv, Inc., Jack Henry and Associates, Inc., and Metavante Corporation. In certain non-U.S. markets, we compete with regional providers including Alnova, I-Flex and Temenos.
      The principal competitors for our lender outsourcing solutions services are title companies such as First American and LandAmerica and in-house services provided directly by our customers. We believe our customer service and timely delivery are a large factor in our success.
      The markets for information services like those we offer are also highly competitive. Key competitive factors include quality of the product or service, convenience, speed of delivery, customer service and price. We do not believe that there is a competitor currently offering the same level of product breadth and scope, market coverage and services that we provide in our Information Services segment. However, there are a number of competitors in specific product lines, some of which have substantial resources. In addition, First American is a significant competitor in a majority of this segment’s businesses.
Regulation

Title and Specialty Insurance
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
      Pursuant to statutory accounting requirements of the various states in which our title insurance subsidiaries are licensed, those subsidiaries must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2004, the combined statutory unearned premium reserve required and reported for our title insurance subsidiaries was $1,180.6 million.
      The insurance commissioners of their respective states of domicile regulate our title insurance subsidiaries. Regulatory examinations usually occur at three-year intervals, and certain of these examinations are currently ongoing.
      Our insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2004, $1,731.3 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2005, our first-tier title insurance subsidiaries can pay dividends or make other distributions to us of approximately $209.8 million.

      The combined statutory capital and surplus of our title insurance subsidiaries was $892.6 million, $879.0 million and $612.6 million as of December 31, 2004, 2003 and 2002, respectively. The combined statutory earnings of our title insurance subsidiaries were $369.5 million, $480.0 million and $162.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      As a condition to continued authority to underwrite policies in the states in which our title insurance subsidiaries conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, our escrow and trust business is subject to regulation by various state banking authorities.
      Pursuant to statutory requirements of the various states in which our title insurance subsidiaries are domiciled, they must maintain certain levels of minimum capital and surplus. Each of our title underwriters has complied with the minimum statutory requirements as of December 31, 2004.
      Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth of $7.5 million, $2.5 million, $3.0 million and $400 thousand is required for Fidelity National Title Company, Fidelity National Title Company of California, Chicago Title Company and Ticor Title Company of California, respectively. All of our companies are in compliance with their respective minimum net worth requirements at December 31, 2004.
      Like many other insurance companies, in 2004 our title insurance subsidiaries received civil subpoenas from the New York State Attorney General, requesting information about our arrangements with agents and other matters. We have been cooperating and intend to continue to cooperate with these inquiries.
      In the fall of 2004, the California Department of Insurance began its investigation into reinsurance practices in the title insurance industry. This investigation paralleled the inquiries of the National Association of Insurance Commissioners, which has been looking into this topic for approximately one year. Other state insurance departments also have made formal or informal inquiries to us regarding these matters. We have been cooperating and intend to continue to cooperate with these investigations. We have discontinued all reinsurance agreements of the type the investigations cover. The amount of premiums we ceded to reinsurers has been approximately $10 million over the existence of these agreements. These investigations are at an early stage and as a result we are unable to give any absolute assurance regarding their consequences for the industry or for us.
      The California Department of Insurance also announced its intent to examine levels of pricing and competition in the title insurance industry in California. Other states could follow with similar inquiries. At this stage, we are unable to predict what the outcome will be of this or any similar review.

Financial Institution Software and Services, Lender Outsourcing Solutions and Information Services
      Our financial institution software and services operations are not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of services to these financial institutions, our FIS subsidiary is examined on a regular basis by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration and various state regulatory authorities. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our clients’ auditors and regulators.
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

Standard and Poor’s (Financial Strength Rating)
FNF Family	A-
Moody’s (Financial Strength Rating)
FNF Family	A3
A.M. Best Company (Financial Strength Rating)
FNF Family	A
Fitch (Claims Paying Ability Rating)
FNF Family	A-
Demotech, Inc. (Financial Stability Rating)
Fidelity National Title	A’
Chicago Title	A”
Ticor Title	A’
Security Union Title	A’
Alamo Title	A’
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
      As of December 31, 2004 and 2003, the carrying amount, which approximates the fair value, of total investments was $3,346.3 million and $2,689.8 million, respectively.
      We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties.

      The following table presents certain information regarding the investment ratings of our fixed maturity portfolio at December 31, 2004 and 2003.

	December 31,

	2004				2003

	Amortized	% of		% of	Amortized	% of		% of
Rating(1)	Cost	Total	Fair Value	Total	Cost	Total	Fair Value	Total

	(Dollars in thousands)
AAA	$1,474,132	63.3%	$1,477,019	63.3%	$1,070,821	64.3%	$1,089,280	64.2%
AA	350,520	15.0	353,850	15.2	270,979	16.2	279,877	16.5
A	308,300	13.2	305,537	13.1	221,948	13.3	222,932	13.2
BBB	62,239	2.7	61,407	2.6	47,885	2.9	47,853	2.8
Other	134,286	5.8	134,418	5.8	54,794	3.3	56,292	3.3

	$2,329,477	100.0%	$2,332,231	100.0%	$1,666,427	100.0%	$1,696,234	100.0%

(1)	Ratings as assigned by Standard & Poor’s Ratings Group and Moody’s Investors Service.
      The following table presents certain information regarding contractual maturities of our fixed maturity securities at December 31, 2004:

	December 31, 2004

	Amortized	% of		% of
Maturity	Cost	Total	Fair Value	Total

	(Dollars in thousands)
One year or less	$357,956	15.4%	$358,246	15.3%
After one year through five years	1,171,776	50.3	1,172,345	50.3
After five years through ten years	435,776	18.7	437,316	18.8
After ten years	273,616	11.7	273,796	11.7
Mortgage-backed securities	90,353	3.9	90,528	3.9

	$2,329,477	100.0%	$2,332,231	100.0%

      Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturity securities with an amortized cost of $274.4 million and a fair value of $277.0 million were callable at December 31, 2004.
      Our equity securities at December 31, 2004 and 2003 consisted of investments in various industry groups as follows:

	December 31,

	2004		2003

	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Banks, trust and insurance companies	$1	$5	$1	$5
Industrial, miscellaneous and all other	128,779	135,460	57,917	70,613

	$128,780	$135,465	$57,918	$70,618

      Our investment results for the years ended December 31, 2004, 2003 and 2002 were as follows:

	December 31,

	2004	2003	2002

	(Dollars in thousands)
Net investment income(1)	$92,862	$74,885	$91,333
Average invested assets	$3,621,974	$3,101,514	$2,704,925
Effective return on average invested assets	2.6%	2.4%	3.4%

(1)	Net investment income as reported in our Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments.
Employees
      As of December 31, 2004, we had approximately 32,700 full-time equivalent employees. We believe that our relations with employees are generally good.
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
      Prevailing mortgage interest rates have declined to record lows in recent years, and the volume of real estate transactions has experienced record highs. We do not expect these trends to continue, and the volume of refinancing transactions in particular declined in 2004 from 2003 levels.
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
      Revenues from our information services and our lender outsourcing solutions segments are also closely related to the level of real estate transactions, such as real estate sales and mortgage refinancings. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.

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
      Our title insurance and specialty insurance subsidiaries must comply with state and federal laws which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. As of December 31, 2004, $1,731.3 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2005, our title insurance subsidiaries can pay dividends or make distributions to us of approximately $209.8 million.
      In addition, under its new credit facilities, FIS is limited in the amount of dividends it can pay us. See “Liquidity and Capital Resources” under Item 7 of this report. Also, due to the minority interest sale, we would only receive 75% of any dividend FIS was able to pay.

Our rate of growth could be adversely affected if we are unable to acquire suitable acquisition candidates.
      As part of our growth strategy, we have made numerous acquisitions and we plan to continue to acquire complementary businesses, products and services. This strategy depends on our ability to identify suitable acquisition candidates and, assuming we find them, to finance such acquisitions on acceptable terms. We have historically used, and in the future may continue to use, a variety of sources of financing to fund our acquisitions, including cash from operations, debt and equity. Our ability to finance our acquisitions is subject to a number of risks, including the availability of adequate cash reserves from operations or of acceptable financing terms and variability in our stock price. Following its borrowings under its new credit term loan facilities in connection with its recapitalization, FIS is highly leveraged and would likely need to issue equity to raise funds for a significant acquisition. These steps might require approval of FIS’s lenders, which might not be forthcoming. These factors may inhibit our ability to pursue attractive acquisition targets. If we are unable to acquire suitable acquisition candidates, we may experience slower growth.

The expansion of our business, particularly in new industry segments or geographic areas, subjects us to associated risks, such as the diversion of management’s attention and lack of experience in operating such businesses.
      We have acquired, and may in the future acquire, businesses in industries or geographic areas with which management is less familiar than we are with our core business. For example, in 2004, we acquired Kordoba. Also, in the last four years, we have expanded the range and amount of real estate information services we provide, expanded our home warranty, auto and niche personal lines insurance businesses, expanded our commercial title insurance business and acquired underwriters of other lines of insurance products. These activities involve risks that could adversely affect our operating results, such as diversion of management’s attention and lack of substantial experience in operating such businesses.

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
      Most states also regulate insurance holding companies like us with respect to acquisitions, changes of control and the terms of transactions with our affiliates. State regulations may impede or impose burdensome conditions on our ability to increase or maintain rate levels or on other actions that we may want to take to enhance our operating results, and could affect our ability to pay dividends on our common stock. In addition, we may incur significant costs in the course of complying with regulatory requirements. We cannot assure you that future legislative or regulatory changes will not adversely affect our business operations. See “Business-Regulaton.”

We face competition in our title business from traditional title insurers and from new entrants with alternative products.
      The title insurance industry is highly competitive. According to Demotech, Inc., the top five title insurance companies accounted for 90.5% of net premiums collected in 2003. Over 40 independent title insurance companies accounted for the remaining 9.5% of the market. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as The First American Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous smaller title insurance companies and independent agency operations at the regional and local level. These smaller companies may expand into other markets in which we compete. Also, the removal of regulatory barriers might result in new competitors entering the title insurance business, and those new competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants with alternative products could affect our business operations and financial condition.

If we fail to adapt our services to changes in technology or in the marketplace, we could lose existing customers and be unable to attract business.
      The markets for our financial institution software and services and information services segments are characterized by constant technological changes, frequent introductions of new services and evolving industry standards. Our future success will be significantly affected by our ability to enhance our current services and to develop and introduce new services that address the increasingly sophisticated needs of our customers and their clients. There can be no assurance that we will be successful in developing, marketing and selling new services that meet these changing demands, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these services, or that our new services and their enhancements will adequately meet the demands of the marketplace and achieve market acceptance.
      We are currently engaged in significant efforts to upgrade our core bank processing software and our mortgage processing software. These products were acquired upon our acquisition of FI from Alltel in 2003. We spent the period immediately following the FI acquisition discussing with our key customers the changes that they would like to see made in those products. In 2004, we began the development work to implement changes required to keep pace with the marketplace and the requirements of our customers. Including amounts already spent, we expect to spend approximately $60.0 million on this development of our mortgage servicing platform. With respect to the core banking software, during 2005 we expect to spend approximately $56.0 million on enhancement and integration projects. If we are unsuccessful in completing or gaining market acceptance of these and other upgrade efforts, it would likely have a material adverse effect on our ability to retain existing customers or attract new ones.

Consolidation in the banking and financial services industry could reduce our financial institution software and services and lender outsourcing solutions related revenues by eliminating some of our existing and potential customers and could make us overly dependent on a limited number of customers.
      There has been and continues to be substantial merger, acquisition and consolidation activity in the banking and financial services industry. Mergers or consolidations of banks and financial institutions in the future could reduce the number of our customers and potential customers, which could adversely affect our revenues even if these events do not reduce the aggregate number of customers or banking and other activities of the consolidated entities. If our customers merge with or are acquired by other entities that are not our customers, or that use fewer of our services, they may discontinue or reduce their use of our services. In addition, it is possible that the larger banks or financial institutions resulting from mergers or consolidations could decide to perform in-house some or all of the services which we currently provide or could provide. Any of these developments could have a material adverse effect on our business and results of operations.

Security breaches and computer viruses could harm our business by disrupting our delivery of services and damaging our reputation.
      As part of our transaction processing business, we electronically receive, process, store and transmit sensitive business information of our customers. Unauthorized access to our computer systems could result in the theft or publication of confidential information, the deletion or modification of records or otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet. Computer viruses have also been distributed and have rapidly spread over the Internet. Computer viruses could infiltrate our systems, disrupting our delivery of services and making our products unavailable. Any inability to prevent security breaches or computer viruses could cause existing customers to lose confidence in our systems and terminate their agreements with us, and could inhibit our ability to attract new customers.

Misappropriation of our intellectual property and proprietary rights could impair our competitive position.
      Our ability to compete depends upon proprietary systems and technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. We cannot make any assurances that the steps we have taken will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our applications and services are made available online. Misappropriation of our intellectual property or potential litigation could have a material adverse effect on our results of operations or financial condition. If others claim that we have infringed their intellectual property rights, we could be liable for significant damages.
      As our information technology applications and services develop, we may become increasingly subject to infringement claims. Any claims, whether with or without merit, could:

•	be expensive and time-consuming to defend;

•	cause us to cease making, licensing or using applications that incorporate the challenged intellectual property;

•	require us to redesign our applications, if feasible;

•	divert management’s attention and resources; and

•	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies.
      There can be no assurance that third parties will not assert infringement claims against us in the future with respect to our current or future applications and services.

If we fail to comply with privacy regulations imposed on providers of services to financial institutions, our business could be harmed.
      As a provider of services to financial institutions, we are bound by the same limitations on disclosure of the information we receive from our customers as apply to the financial institutions themselves. If we fail to comply with these regulations, we could be exposed to suits for breach of contract or to governmental proceedings, damage our customer relationships, harm our reputation and inhibit our ability to obtain new customers. In addition, if more restrictive privacy laws or rules are adopted in the future on the Federal or State level, or, with respect to our international operations, by authorities in foreign jurisdictions on the national, provincial, state or other level, then it could have an adverse impact on us.

If the rating agencies downgrade our company or our insurance subsidiaries, our results of operations and competitive position in the industry may suffer.
      Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Our insurance companies are rated by A.M. Best Company, Inc. and Standard & Poor’s Corporation, whose ratings reflect their opinions of an insurance company’s and insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders and are not evaluations directed to investors. Our ratings are subject to periodic review by those entities and the continued retention of those ratings cannot be assured. If our ratings are reduced from their current levels by those entities, our results of operations could be adversely affected.

Subsequent to December 31, 2004, FIS has substantial leverage and debt service requirements.
      FIS is highly leveraged. As of March 9, 2005, FIS had total debt of approximately $2.8 billion. In addition, FIS may borrow money under its revolving credit facility. Subject to restrictions in the new senior credit facilities, FIS may borrow more money for working capital, capital expenditures, acquisitions or other purposes.
      The high level of debt could have important consequences, including the following:

•	the debt level makes FIS more vulnerable to economic downturns and adverse developments in the business, may cause FIS to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes and limits the ability to pursue other business opportunities and implement certain business strategies;

•	FIS will need to use a large portion of the money it earns to pay principal and interest on its senior credit facilities, which will reduce the amount of money available to finance operations and other business activities;

•	some of the outstanding debt has a variable rate of interest, which exposes FIS to the risk of increased interest rates; and

•	FIS has a higher level of debt than certain of its competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition.

      In addition, the terms of its senior credit facilities may restrict FIS from taking actions that it might believe to be advantageous to it.
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
      Important factors that may affect these projections or expectations include, but are not limited to:

•	general political, economic and business conditions, including the possibility of intensified international hostilities, acts of terrorism, and general volatility in the capital markets;

•	a decrease in the volume of real estate transactions such as real estate sales and mortgage refinancings, which can be caused by high or increasing interest rates, a shortage of mortgage funding, or a weak United States economy;

•	consolidation in the mortgage lending or banking industry;

•	security breaches of our systems and computer viruses affecting our software;

•	the impact of competitive products and pricing;

•	the ability to identify suitable acquisition candidates and the ability to finance such acquisitions, which depends upon the availability of adequate cash reserves from operations or of acceptable financing terms and the variability of our stock price;

•	our ability to integrate any acquired business’ operations, products, clients and personnel;

•	changes in, or the failure to comply with, government regulations, including privacy regulations and the extensive regulations imposed by state insurance authorities in each state in which our insurance subsidiaries conduct operations; and

•	other risks detailed elsewhere in this document (including in the Risk Factors section which precedes this section) and in our filings with the Securities and Exchange Commission.
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
      The Company owns its Corporate headquarters on its campus in Jacksonville, Florida. The majority of our branch offices are leased from third parties. See Note K to Notes to Consolidated Financial Statements.
      As of December 31, 2004, we leased office and storage space as follows:

Number of
Locations(1)

California	538
Texas	146
Arizona	124
Florida	104
Illinois	87
Washington and Oregon	71
Michigan	44
Nevada	39
Ohio	37
New York	32
Indiana	28
North Carolina	27
New Jersey	21
Colorado	20
Kansas and Pennsylvania	17
Hawaii and Minnesota	14
Tennessee and Maryland	13
Missouri	12
Wisconsin	11
Virginia and Louisiana	9
Connecticut and Georgia	7
Massachusetts and Montana	5
New Mexico	4
Alabama and South Carolina	3
Rhode Island, Delaware, Maine, Kentucky and New Hampshire	2
Washington D.C., Idaho, Nebraska, Arkansas, Utah and Oklahoma	1

(1)	Represents the number of locations in each state listed. In addition, a number of locations internationally are leased.

Item 3.	Legal Proceedings
      In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages which we have accrued for if we believe the amount to be estimable and probable. We believe that no actions, other than those listed below, depart from customary litigation incidental to our business and that the resolution of all pending and threatened litigation will not have a material effect on our results of operations, financial position or liquidity.
      We were named in five class action lawsuits alleging irregularities and violations of law in connection with title and escrow practices. We, along with the State of California, plaintiff in the lead case, successfully resolved our differences concerning representations made during the settlement process. A stipulated amendment to the previously entered stipulated final judgment was filed with the court resulting in a final resolution of this lawsuit. Pursuant to agreements with counsel and the parties of two of the cases filed by private parties their suits will also be settled. The process to secure court approval for those settlements has begun. The remaining two lawsuits have been stayed pending final disposition of the settled lawsuits. We believe that the two stayed lawsuits will be dismissed or settled upon the final disposition of the three settled lawsuits.
      Several class actions are pending alleging improper rates were charged for title insurance. Four class action cases were filed in New York and have been consolidated for further proceedings. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. These actions were settled in the fall of 2004, and the court has granted preliminary approval of the settlement. A similar suit in Minnesota was also settled. Similar allegations have been made in class actions filed in Ohio, Pennsylvania, and Florida. Recently, the court refused to certify a class in one of the Ohio actions. Two class actions, one in California and one in Michigan allege the Company violated the Real Estate Settlement Procedures Act (“RESPA”) and state law by giving favorable discounts or rates to builders and developers. The actions seek refunds of the premiums charged and additional damages. We intend to vigorously defend these actions.
      Several class actions are pending alleging that we imposed improper charges in closing real estate transactions. A class action pending in New Jersey alleges the Company has charged twice for fees to record satisfactions of mortgages, and charged for satisfactions that were not recorded. This case has been settled and the court has granted tentative approval of the settlement. Class actions making similar allegations were recently filed in Tennessee, Arkansas and New York. Two other class actions pending in Indiana allege that we overcharged for recording fees. The Company intends to vigorously defend the pending actions.
      A class action in Arkansas alleges that the issuance of title commitments, policies and actions taken in aid of clearing title by title companies is the unauthorized practice of law. This case was dismissed by the trial court for lack of jurisdiction reasoning the dispute could only be brought before the Arkansas Committee on the Unauthorized Practice of Law. The Arkansas Supreme Court recently reversed the holding of the trial court asserting that the trial court had concurrent jurisdiction, and remanded the matter back to the trial court. The Company will continue to vigorously defend this action. Two class actions were recently filed in Georgia alleging that we were complicit with lenders in denying borrowers their right to representation of counsel at the closing of their consumer loans, and engaged in the unauthorized practice of law. One of those cases was settled, and we intend to vigorously defend the other.
      A class action is pending in California alleging that we violated the Telephone Consumer Protection Act by sending unsolicited facsimile advertising. Plaintiffs seek statutory damages. A class was certified in April 2004. We intend to vigorously defend this action.

      A threatened regulatory enforcement action initiated by the Office of the Comptroller of Currency of the U.S. Treasury Department in conjunction with the Office of Thrift Supervision of the U.S. Treasury Department, the U.S. Department of Housing and Urban Development and the Texas Department of Insurance based on alleged violations of the Real Estate Settlement Procedures Act (“RESPA”) has been settled by payment of a civil fine and an agreement to change certain policies and procedures.
      In the fall of 2004, the California Department of Insurance began its investigation into reinsurance practices in the title insurance industry. This investigation paralleled the inquiries of the National Association of Insurance Commissioners, which has been looking into this topic for approximately one year. Other state insurance departments also have made formal or informal inquiries to us regarding these matters. We have been cooperating and intend to continue to cooperate with these investigations. We have discontinued all reinsurance agreements of the type the investigations cover. The amount of premiums we ceded to reinsurers has been approximately $10 million over the existence of these agreements. These investigations are at an early stage and as a result we are unable to give any absolute assurance regarding their consequences for the industry or for us.
      The California Department of Insurance also announced its intent to examine levels of pricing and competition in the title insurance industry in California. Other states could follow with similar inquiries. At this stage, we are unable to predict what the outcome will be of this or any similar review.

Item 4.	Submission of Matters to a Vote of Security Holders
      Our Annual Meeting of Stockholders was held on December 16, 2004 for the purpose of electing certain members of the board of directors, to approve the adoption of the Fidelity National Financial, Inc. 2004 Omnibus Incentive Plan and to approve the second amendment and restatement of the Fidelity National Financial, Inc. 2001 and 1998 Stock Incentive Plans and the amendment and restatement of the 1987 Stock Incentive Plan.
      Nominees for directors were elected by the following vote:

	Shares Voted	Authority to Vote
	“For”	“Withheld”

William A. Imparato	111,422,139	42,175,623
Donald M. Koll	104,351,269	49,246,493
General William Lyon	149,034,049	4,563,713
Cary H. Thompson	112,656,028	40,941,734
      Directors, whose term of office as a director continued after the meeting, are as follows: William P. Foley, II; Frank P. Willey; Terry N. Christensen; John F. Farrell, Jr., Phillip G. Heasley, Daniel D. (Ron) Lane and Willie D. Davis.
      The proposal to approve the Fidelity National Financial, Inc. 2004 Omnibus Incentive Plan received the following votes:

	Votes	Percentage

Shares Voted “For”	105,442,993	84.98%
Shares Voted “Against”	17,856,201	14.39%
Shares Voted “Abstain”	776,534	0.63%
      The proposal to approve the Second Amendment to the Fidelity National Financial, Inc. 2001 Stock Incentive Plan received the following votes:

	Votes	Percentage

Shares Voted “For”	112,794,277	90.90%
Shares Voted “Against”	10,255,419	8.26%
Shares Voted “Abstain”	1,026,035	0.84%

      The proposal to approve the Second Amendment to the Fidelity National Financial, Inc. 1998 Stock Incentive Plan received the following votes:

	Votes	Percentage

Shares Voted “For”	112,715,709	90.84%
Shares Voted “Against”	10,301,133	8.3%
Shares Voted “Abstain”	1,058,884	0.86%
      The proposal to approve the Amendment to the Fidelity National Financial, Inc. 1987 Stock Incentive Plan received the following votes:

	Votes	Percentage

Shares Voted “For”	114,472,966	92.26%
Shares Voted “Against”	8,526,321	6.87%
Shares Voted “Abstain”	1,076,439	0.87%
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities
      Our common stock is traded on the New York Stock Exchange under the symbol “FNF”. The following table shows, for the periods indicated, the high and low sales prices of our common stock, as reported by the New York Stock Exchange, and the amounts of dividends per share declared on our common stock.

			Dividends
	High	Low	Declared

Year ended December 31, 2004
First quarter	$39.62	$34.59	$.18
Second quarter	41.06	33.34	.18
Third quarter	38.94	35.69	.43	(a)
Fourth quarter	45.67	34.90	—
Year ended December 31, 2003
First quarter	$25.31	$22.35	$.11
Second quarter	29.50	25.02	.11
Third quarter	30.52	25.59	.16
Fourth quarter	35.25	26.53	.16

(a)	During the third quarter of 2004, we declared and paid an $.18 dividend and declared a $.25 dividend that was paid in the fourth quarter on our common stock.
      The foregoing amounts have been adjusted to give retroactive effect to a 10% stock dividend in May 2002, a five-for-four (5:4) stock split in May 2003 and a 10% stock dividend in February 2004.
      On March 1, 2005, the last reported sale price of our common stock on the New York Stock Exchange was $44.98 per share. As of March 1, 2005, we had approximately 3,283 stockholders of record.
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
      On March 9, 2005, our Board of Directors formally declared a $10 per share special cash dividend that is payable on March 28, 2005 to stockholders of record as of March 21, 2005.

      Since we are a holding company, our ability to pay dividends will depend largely on the ability of our subsidiaries to pay dividends to us, and the ability of our title insurance subsidiaries to do so is subject to, among other factors, their compliance with applicable insurance regulations. As of December 31, 2004, $1,731.3 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2005, our first tier title insurance subsidiaries can pay dividends or make distributions to us of approximately $209.8 million without prior approval. In addition, under its new credit facilities, FIS is limited in the amount of dividends it can pay us. See “Liquidity and Capital Resources” under Item 7 of this report. Also, due to the minority interest sale, we would only receive 75% of any dividend FIS was able to pay. In addition, our ability to declare dividends is subject to restrictions under our existing credit agreement at the FNF level. We do not believe the restrictions contained in our credit agreement will, in the foreseeable future, adversely affect our ability to pay cash dividends at the current dividend rate.
      On April 24, 2002, our Board of Directors approved a three-year stock repurchase program whereby we could repurchase up to 7,562,500 shares of our common stock. Purchases can be made from time to time in the open market, in block purchases or in privately negotiated transactions. As of December 31, 2003, we had repurchased a total of 4,573,758 shares of our common stock under this stock repurchase plan. Repurchases of our common stock under this plan from January 1, 2004 through December 31, 2004 are as follows:

	Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares Purchased as	Number of Shares
		Average Price	Part of Publicly	That May Yet be
	Total Number of	Paid per	Announced	Purchased Under
Period	Shares Purchased	Share	Programs	the Program

January 1, 2004 – January 31, 2004	33,000	$34.76	33,000	2,955,742
February 1, 2004 – February 29, 2004	277,500	$38.39	277,500	2,678,242
March 1, 2004 – March 31, 2004	120,000	$39.18	120,000	2,558,242
April 1, 2004 – June 30, 2004	—	—	—	2,558,242
July 1, 2004 – September 30, 2004	—	—	—	2,558,242
October 1, 2004 – December 31, 2004	—	—	—	2,558,242

Total	430,500	$38.33	430,500	2,558,242

      Additionally, on December 13, 2004, we entered into an agreement to repurchase 2,530,346 shares of Company common stock from Willis Stein & Partners (“Willis Stein”) and J.P Morgan Chase, as escrow agent for the former stockholder of Aurum. We acquired Aurum in March 2004. The purchase price per share of $44.35 was a discount to the closing price of the Company’s common stock on December 13, 2004.

Item 6.	Selected Financial Data
      The information set forth below should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Share and per share data has been retroactively adjusted for stock dividends and splits since our inception. Certain reclassifications have been made to the prior year amounts to conform with the 2004 presentation.

	Year Ended December 31,

	2004(1)	2003(2)	2002	2001(3)(4)	2000(5)

	(In thousands, except per share and other data)
Operating Data:
Revenue	$8,296,002	$7,715,215	$5,082,640	$3,874,107	$2,741,994

Expenses:
Personnel costs	2,786,297	2,465,026	1,476,430	1,187,177	845,349
Other operating expenses	1,967,350	1,699,797	1,019,992	829,433	624,087
Agent commissions	2,028,926	1,823,241	1,521,573	1,098,328	884,498
Provision for claim losses	282,124	263,409	179,292	134,724	97,322
Goodwill amortization	—	—	—	54,155	35,003
Interest expense	47,214	43,103	34,053	46,569	59,374

	7,111,911	6,294,576	4,231,340	3,350,386	2,545,633

Earnings before income taxes, minority interest and cumulative effect of a change in accounting principle	1,184,091	1,420,639	851,300	523,721	196,361
Income tax expense	438,114	539,843	306,468	209,488	86,624

Earnings before minority interest and cumulative effect of a change in accounting principle	745,977	880,796	544,832	314,233	109,737
Minority interest	5,015	18,976	13,115	3,048	1,422

Earnings before cumulative effect of a change in accounting principle	740,962	861,820	531,717	311,185	108,315
Cumulative effect of a change in accounting principle, net of income taxes	—	—	—	(5,709)	—

Net earnings	$740,962	$861,820	$531,717	$305,476	$108,315

Per Share Data:
Basic earnings per share before cumulative effect of a change in accounting principle	$4.33	$5.81	$4.05	$2.41	$1.11
Cumulative effect of a change in accounting principle, net of income taxes, basic basis	—	—	—	(.05)	—

Basic net earnings per share	$4.33	$5.81	$4.05	$2.36	$1.11

Weighted average shares outstanding, basic basis	171,014	148,275	131,135	129,316	97,863
Diluted earnings per share before cumulative effect of a change in accounting principle	$4.21	$5.63	$3.91	$2.34	$1.07
Cumulative effect of a change in accounting principle, net of income taxes, diluted basis	—	—	—	(.05)	—

Diluted net earnings per share	$4.21	$5.63	$3.91	$2.29	$1.07

	Year Ended December 31,

	2004(1)	2003(2)	2002	2001(3)(4)	2000(5)

	(In thousands, except per share and other data)
Weighted average shares outstanding, diluted basis	176,000	153,171	135,871	133,189	101,383
Dividends declared per share	$.79	$.54	$.32	$.26	$.24
Balance Sheet Data:
Investments(6)	$3,346,276	$2,689,817	$2,565,815	$1,823,512	$1,685,331
Cash and cash equivalents(7)	331,222	459,655	482,600	542,620	262,955
Total assets	9,270,535	7,263,175	5,245,951	4,415,998	3,833,985
Notes payable	1,370,556	659,186	493,458	565,690	791,430
Reserve for claim losses	998,170	943,704	888,784	881,089	907,482
Minority interests and preferred stock of subsidiary	18,874	14,835	131,797	47,166	5,592
Stockholders’ equity	4,700,091	3,873,359	2,253,936	1,638,870	1,106,737
Book value per share(8)	$27.24	$23.50	$17.13	$12.65	$9.57
Other Data:
Orders opened by direct title operations	3,680,200	4,820,700	3,228,300	2,635,200	1,352,000
Orders closed by direct title operations	2,636,300	3,694,000	2,290,300	1,770,600	971,000
Provision for claim losses to title insurance premiums	5.5%	5.4%	5.0%	5.0%	5.0%
Title related revenue(9):
Percentage direct operations	54.8%	59.7%	55.3%	59.0%	52.8%
Percentage agency operations	45.2%	40.3%	44.7%	41.0%	47.2%

(1)	Our financial results for the year ended December 31, 2004 include the results of various entities acquired on various dates during 2004, as discussed in “Business — Recent Developments” and Note B of Notes to Consolidated Financial Statements.

(2)	Our financial results for the year ended December 31, 2003 include the results of FI for the period from April 1, 2003, the acquisition date, through December 31, 2003, and include the results of operations of various other entities acquired on various dates during 2003, as discussed in “Business — Recent Developments” and Note B of Notes to Consolidated Financial Statements.

(3)	Our financial results for the year ended December 31, 2001 include the results of the former operations of Vista Information Solutions, Inc. (“Vista”) for the period from August 1, 2001, the acquisition date, through December 31, 2001. In the fourth quarter of 2001, we recorded certain charges totaling $10.0 million, after applicable taxes, relating to the discontinuation of small-ticket lease origination at FNF Capital and the wholesale international long distance business at Micro General Corporation.

(4)	During 2001, we recorded a $5.7 million, after-tax charge, reflected as a cumulative effect of a change in accounting principle, as a result of adopting Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, (“EITF 99-20”).

(5)	Our financial results for the year ended December 31, 2000 include the operations of Chicago Title for the period from March 20, 2000, the merger date, through December 31, 2000. In the first quarter of 2000, we recorded certain charges totaling $13.4 million, after applicable taxes, relating to the revaluation of non-title assets and the write-off of obsolete software.

(6)	Investments as of December 31, 2004, 2003, 2002, 2001 and 2000 include securities pledged to secure trust deposits of $546.0 million, $448.1 million, $474.9 million, $319.1 million and $459.4 million, respectively.

(7)	Cash and cash equivalents as of December 31, 2004, 2003, 2002, 2001 and 2000 include cash pledged to secure trust deposits of $195.2 million, $231.1 million, $295.1 million, $367.9 million and $132.1 million, respectively.

(8)	Book value per share is calculated as stockholders’ equity at December 31 of each year presented divided by actual shares outstanding at December 31 of each year presented.

(9)	Includes title insurance premiums and escrow and other title related fees.
Selected Quarterly Financial Data (Unaudited)
      Selected quarterly financial data is as follows:

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,

	(In thousands, except per share data)
2004(1)
Revenue	$1,836,818	$2,204,238	$2,159,879	$2,095,067
Earnings before income taxes and minority interest	242,855	360,038	299,626	281,572
Net earnings	150,241	222,053	193,802	174,866
Basic earnings per share	0.91	1.29	1.12	1.01
Diluted earnings per share	0.88	1.26	1.09	.98
Dividends paid per share	.18	.18	.18	.25
2003(2)(3)
Revenue	$1,436,876	$2,006,301	$2,230,411	$2,041,627
Earnings before income taxes and minority interest	230,454	412,030	460,288	317,867
Net earnings	139,973	248,289	277,342	196,216
Basic earnings per share	1.06	1.67	1.87	1.20
Diluted earnings per share	1.02	1.62	1.81	1.16
Dividends paid per share	.09	.22	.16	.16

(1)	Our financial results for the year ended December 31, 2004 include the results of various entities acquired on various dates during 2004, as discussed in “Business — Recent Developments” and Note B of Notes to Consolidated Financial Statements.

(2)	Our financial results for the year ended December 31, 2003 include the results of FI for the period from April 1, 2003, the acquisition date, through December 31, 2003, and include the results of operations of various other entities acquired on various dates during 2003, as discussed in “Business — Recent Developments” and Note B of Notes to Consolidated Financial Statements.

(3)	During the third quarter of 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003, as discussed in Note M of Notes to Consolidated Financial Statements. Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. Net income, as a result of the adoption of SFAS No. 123, for the year ended December 31, 2003 reflects an expense of $3.9 million, which is included in the reported financial results. The adoption of SFAS 123 increased compensation cost by $5.8 million for the three months ended March 31, 2003, which resulted in a reduction of the reported net earnings of $3.6 million, or $0.03 per diluted per share. Compensation cost decreased by $47,000 for the three months ended June 30, 2003, which resulted in an increase in reported net earnings of $29,000, which had no change to diluted earnings per share. Amounts for the first and second quarters of 2003 are presented as if we adopted SFAS 123 in the first quarter of 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Form 10-K.
Overview
      We are the largest title insurance company in the United States. Our title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issued approximately 31.4% of all title insurance policy premiums issued nationally during 2003, including the 2003 results of American Pioneer Title Insurance Company, which we acquired in March 2004. We are also a leading provider of technology solutions, processing services, and information services to the financial services and real estate industries. Over 2,400 financial institutions use our services, including 45 of the 50 largest banks in the U.S. Our applications process nearly 50% of all U.S. residential mortgage loans by dollar volume with balances exceeding $3.6 trillion, and over 235 million deposit accounts and non-mortgage consumer loans and leases are processed on our core bank processing platform. We also provide customized business process outsourcing related to aspects of the origination and management of mortgage loans to national lenders and loan servicers. Our information services, including our property data and real estate-related services, are used by mortgage lenders, mortgage investors and real estate professionals to complete residential real estate transactions throughout the U.S. We provide information services that span the entire home purchase and ownership life cycle, from contact through closing, refinancing and resale.
      We have six reporting segments:

•	Title Insurance. The title insurance segment consists of our title insurance underwriters and our wholly-owned title insurance agencies. The title segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Specialty Insurance. The specialty insurance segment, consisting of our various non-title insurance subsidiaries, issues flood, home warranty and homeowners insurance policies.

•	Financial Institution Software and Services. The financial institution software and services segment consists primarily of the operations of Fidelity Information Services, Inc. (“FI”), which was acquired on April 1, 2003 and subsequent acquisitions of WebTone, Aurum, Sanchez, Kordoba and InterCept. This segment focuses on two primary markets, financial institution processing and mortgage loan processing.

•	Lender Outsourcing Solutions. The lender outsourcing solutions segment includes our loan facilitation services, which consist of centralized, customized title agency and closing services, which we offer to first mortgage, refinance, home equity and sub-prime lenders, and our default management services, which include foreclosure posting and publishing services, loan portfolio services, field services and property management. These services allow our customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan though the default and foreclosure process.

•	Information Services. The information services segment offers real estate related information services. Included in the information services we provide are property appraisal and valuation services, property records information, real estate tax services, borrower credit and flood zone information and certification and multiple listing software and services.

•	Corporate and Other. The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, the operations of our wholly-owned equipment-leasing subsidiary and other small operations.
      Our title insurance and specialty insurance segments make up our insurance underwriting businesses, while our financial institution software and services, lender outsourcing solutions and information services segments make up the technology solutions, processing and information-based services businesses of our subsidiary Fidelity National Information Services, Inc. (“FIS”).
Business Trends and Conditions
      Title Insurance Segment. Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases, predominantly mortgage interest rates. Other factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. In addition to real estate sales, mortgage refinancing is an important source of title insurance revenue. We have found that residential real estate activity generally decreases in the following situations:

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
      Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. For example, beginning in the second half of 1999 and through 2000, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions. As a result, the market shifted from a refinance-driven market in 1998 to a more traditional market driven by new home purchases and resales in 1999 and 2000. However, beginning in January 2001 and continuing through June of 2003, the Federal Reserve Board reduced interest rates by 550 basis points, bringing interest rates down to their lowest level in recent history, which again significantly increased the volume of refinance activity. Beginning in mid-June 2003 and continuing through December 2003, the ten-year treasury bond yield steadily increased from a low of nearly 3.0% to more than 4.5%, causing mortgage interest rates to rise, which decreased the volume of refinance activity. Although mortgage interest rates again dropped during February and March of 2004, causing open orders to increase substantially towards the end of the first quarter of 2004, rates have fluctuated only slightly since then, and have not decreased to a level that triggered significant refinance volume in 2004 such as that experienced in 2003.
      Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The fourth calendar quarter is typically the strongest in terms of revenue due to commercial customers desiring to complete transactions by year-end. Significant changes in interest rates may alter these traditional seasonal patterns due to the effect the cost of financing has on the volume of real estate transactions.
      Financial Institution Software and Services Segment. In our financial institution processing business, increases in deposit and lending transactions can positively affect our business and thus the condition of the overall economy can have an effect on our growth. While this segment generally is not significantly affected by the cyclicality of real estate transactions, our ability to expand our mortgage loan processing business is correlated to the total number of mortgage loans outstanding.
      In our financial institution software and services segment, we compete for both licensing and outsourcing business, and thus we are affected by the decisions of financial institutions to outsource the services we provide instead of simply licensing our applications. As a provider of outsourcing solutions, we benefit from the greater revenues that result from a financial institution’s decision to outsource its processing to us. Generally, financial institutions of all sizes will consider outsourcing information technology and business process services to varying degrees, although smaller financial institutions are more likely to outsource all information technology functions to companies such as ours since they generally do not have the staff, budget or competencies to implement and operate highly complex technical environments. Larger financial institutions have historically chosen to limit outsourcing to specific application functions or services in connection with a particular product or operation such as mortgage processing. Generally, demand for outsourcing solutions has increased over time as providers such as ourselves realize economies of scale and improve our ability to provide services that improve customer efficiencies and reduce costs.
      We may be affected by the industry consolidation trend in the banking industry. This trend may be beneficial or detrimental to our financial institution software and services businesses. When consolidations occur, merger partners often operate disparate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by expanding the use of our services if they are chosen to survive the consolidation and support the newly combined entity. Conversely, we may lose market share if a customer of ours is involved in a consolidation and our services are not chosen to survive the consolidation and support the newly combined entity.
      Lender Outsourcing Solutions Segment. The level of residential real estate activity, which depends in part on the level of interest rates, affects the level of revenues from our lender outsourcing solutions segment. Revenues from loan facilitation services increase as the amount of mortgage originations, from both home purchases and mortgage refinancings, increases. During the second half of 2000, mortgage interest rates began to decline, causing an increase in refinance activity. This trend continued through the first six months of 2003. The increasing refinance activity, coupled with record levels of residential resale and new home sales, resulted in an exceptionally strong business climate for our loan facilitation services in 2003. According to the Mortgage Bankers Association, U.S. mortgage originations (including refinancings) were approximately $3.8 trillion, $2.9 trillion and $2.2 trillion in 2003, 2002 and 2001, respectively.
      While prevailing mortgage interest rates have declined to record lows in recent years and the volume of real estate transactions has experienced record highs, we do not expect these trends to continue. Although originations in 2003 surpassed the record levels set in 2002, interest rates began to rise during the fourth quarter of 2003. Mortgage originations declined in 2004 to an estimated $2.8 trillion as the interest rate environment slowed the pace of refinancings. Most economists expect a relatively stable to marginally increasing mortgage interest rate environment in 2005 and the current Mortgage Bankers Association forecast is for $2.5 trillion of mortgage originations in 2005. Relatively higher interest rates are also likely to result in seasonal effects having more influence on real estate activity. Traditionally, the greatest volume of real estate activity, particularly residential resale transactions, has occurred in the spring and summer months.
      In contrast, we believe that a higher interest rate environment may increase the volume of consumer defaults and thus favorably affect our default management services business, which provides services relating to residential mortgage loans in default. The overall strength of the economy also affects default revenues.
      Information Services Segment. The level of residential real estate activity, such as the number of residential resales, new home sales and mortgage originations, also affects revenues derived from many of the services we provide in our information services segment. We experienced increased residential loan refinancing activity coupled with record levels of residential resale and new home sales during 2000 through 2003. While refinancing activity declined, residential sales remained strong in 2004. We expect that current interest rate levels and any future increase in interest rates will most likely result in levels of mortgage originations in 2005 that are lower than 2004.
Critical Accounting Policies
      The accounting policies described below are those we consider critical in preparing our Consolidated Financial Statements. Certain of these policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. See Note A of Notes to the Consolidated Financial Statements for a more detailed description of the significant accounting policies that have been followed in preparing our Consolidated Financial Statements.
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
      Goodwill and Other Intangible Assets. We have significant intangible assets that were acquired through business acquisitions. These assets consist of purchased customer relationships, contracts, and the excess of purchase price over the fair value of identifiable net assets acquired (goodwill). The determination of estimated useful lives and the allocation of the purchase price to the fair values of the intangible assets requires significant judgment and may affect the amount of future amortization on intangible assets other than goodwill.
      We have made acquisitions in the past that have resulted in a significant amount of goodwill. As of December 31, 2004 and December 31, 2003, goodwill was $2,798.2 million and $1,926.5 million, respectively. The majority of our goodwill as of December 31, 2004 relates to goodwill recorded in connection with the acquisitions of Aurum in March 2004, Sanchez in April 2004, Kordoba in September 2004, InterCept in November 2004, the acquisition of the minority interest of FNIS in September 2003, the acquisitions of FI in April 2003 and ANFI in March 2003, and the Chicago Title merger in 2000. The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment test on our reporting units based on an analysis of the discounted future cash flows generated by the reporting units’ underlying assets. We have completed our annual goodwill impairment test on our reporting units and have determined that each of our reporting units has a fair value in excess of its carrying value. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in the fair value of the reporting units and determination of the recoverability of goodwill which may result in charges against earnings and a reduction in the carrying value of our goodwill.
      In connection with our acquisitions, we have also recognized identifiable intangible assets purchased, which typically consist of software, purchased customer relationships and contracts. The valuation of these assets involves significant estimates and assumptions concerning matters such as customer retention, future cash flows and discount rates. If any of these assumptions change, it could affect the carrying value of these assets. Purchased customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a ten-year period. Contractual relationships are generally amortized using the straight-line method over their contractual life.
      Long-Lived Assets. We review long-lived assets, primarily computer software, property and equipment and other intangibles, such as customer relationships and contracts, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present, we estimate the future net cash flows expected to be generated from the use of those assets and their eventual disposal. We would recognize an impairment loss if the aggregate future net cash flows were less than the carrying amount. As a result, the carrying values of these assets could be significantly affected by the accuracy of our estimates of future net cash flows, which cannot be selected with certainty. In 2004 and 2003, we determined that the carrying value of certain of our intangible assets may not be recoverable and recorded impairment charges of $6.3 million and $7.9 million, respectively relating to the write-off of these assets, respectively. These impairments were recorded as other operating expenses in our 2004 and 2003 Consolidated Statements of Earnings.
      Reserve for Claim Losses. Our reserve for claim losses includes reserves for known claims as well as for losses that have been incurred but have not yet been reported to us, net of expected recoupments. Each known claim is reserved based on our review of the estimated amount of the claim and the costs required to settle the claim. Reserves for claims that are incurred but not reported are estimates that are established at the time premium revenue is recognized based on historical loss experience and other factors, including industry trends, claim loss history, current legal environment, geographic considerations and type of policy written. Loss reserve estimates are reviewed periodically and adjusted by management as experience develops or new information becomes known, and changes in prior estimates affect our reported results.
      Our claim loss provision for our title insurance segment as a percentage of total title premiums was 5.5% in 2004, 5.4% in 2003 and 5.0% in 2002. The title loss provision in our 2004 financial statements reflects a higher estimated loss for the 2004 policy year offset in part by a favorable adjustment in reserves for business in previous policy years. Consistent with 2002, the favorable adjustment was attributable to lower than expected payment levels on previous issue years that included periods of increased resale activity as well as a high proportion of refinance business. As a result, title policies issued in previous years have been replaced by the more recently issued policies, therefore generally terminating much of the loss exposure on the previously issued policies. The unfavorable development during 2003 reflects the higher than expected payment levels on previously issued policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and Note J of Notes to Consolidated Financial Statements for a summary of our reserves for claim losses at December 31, 2004, 2003 and 2002. Our independent actuaries perform projections of required reserves periodically during the year and at year-end. We compare these projections to the recorded reserves to evaluate their adequacy. Our reserves for claim losses are within the range projected by our independent actuaries. Our loss reserves for our specialty insurance business also require significant estimates.
      Revenue Recognition. The following describes our revenue recognition policies as they pertain to each of our segments:
      Title Insurance Segment. Our direct title insurance premiums and escrow and other title related fees are recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete. Our agency title insurance premiums are recognized as revenue when policies are reported to us and are recorded as revenue on a gross basis (before the deduction of agent commissions). In addition, we accrue for unreported agency title insurance premiums based on historical reporting patterns of our agents and current trends.
      Specialty Insurance Segment. Revenues from home warranty and personal lines insurance policies are recognized over the life of the policy, which is one year. Revenues and commissions related to the sale of flood insurance are recognized when the policy is reported.
      Financial Institution Software and Services. In this segment, we recognize revenues relating to bank processing services and mortgage processing services along with software licensing and software related services. Several of our contracts include a software license and one or more of the following services: data processing, development, implementation, conversion, training, programming, maintenance and application management. In some cases, these services are offered in combination with one another and in other cases we offer them individually. Revenues from bank and mortgage processing services are typically volume-based depending on factors such as the estimated number of accounts, transactions processed and computer resources utilized.
      The substantial majority of the revenues in this segment are from outsourced data processing and application management arrangements. Revenues from these arrangements are recognized as services are performed in accordance with SEC Staff Accounting Bulletin No. 104 (SAB No. 104), “Revenue Recognition” and related interpretations. SAB No. 104 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Revenue and deferred costs related to implementation, conversion and programming services associated with our data processing and application management agreements are deferred during the implementation phase and subsequently recognized using the straight-line method over the term of the related agreement. At each reporting period, we evaluate these deferred costs for impairment.
      In the event that our arrangements with our customers include more than one product or service, we determine whether the individual elements can be recognized separately in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. If all of the products and services are software related products and services as determined under American Institute of Certified Public Accountants’ Statement of Position 97-2 (SOP NO. 97-2), entitled Software Revenue Recognition, and SOP 98-9, entitled Modification of SOP NO. 97-2, Software Revenue Recognition, with Respect to Certain Transactions, we apply these pronouncements and related interpretations to determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units.
      We recognize software license and maintenance fees as well as associated development, implementation, training, conversion and programming fees in accordance with SOP NO. 97-2 and SOP NO. 98-9. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable, provided that vendor-specific objective evidence, or VSOE, has been established for each element or for the undelivered elements. We determine the fair value of each element or the undelivered elements in multi-element software arrangements based on VSOE. If the arrangement is subject to accounting under SOP NO. 97-2, VSOE for each element is based on the price charged when the same element is sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value does not exist for one or more undelivered elements of a contract, then all revenue is deferred until all elements are delivered or fair value is determined for all remaining undelivered elements. Revenue from maintenance and support is recognized ratably over the term of the agreement. We record deferred revenue for maintenance amounts invoiced prior to revenue recognition.
      With respect to a small percentage of revenues, we use contract accounting, as required by SOP NO. 97-2, when the arrangement with the customer includes significant customization, modification, or production of software. For elements accounted for under contract accounting, revenue is recognized in accordance with SOP 81-1, Accounting for Performance of Construction Type and Certain Production-Type Contracts, using the percentage-of-completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract can be made. Revenues in excess of billings on these agreements are recorded as unbilled receivables and is included in accounts receivable. Billings in excess of revenue recognized on these agreements are recorded as deferred revenue until revenue recognition criteria are met. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When our estimate indicates that the entire contract will be performed at a loss, a provision for the entire loss is recorded in that accounting period.
      Lender Outsourcing Solutions. In this segment, we recognize revenues from loan facilitation services and default management services. Loan facilitation services primarily consist of centralized title agency and closing services for various types of lenders. Revenues relating to centralized title agency and closing services are recognized at the time of closing of the related real estate transaction. Ancillary service fees are recognized when the service is provided. Default management services consist of services provided to assist customers through the default and foreclosure process, including property preservation and maintenance services (such as lock changes, window replacement, debris removal and lawn service), posting and publication of foreclosure and auction notices, title searches, document preparation and recording services, and referrals for legal and property brokerage services. Revenue derived from these services is recognized as the services are performed in accordance with SAB No. 104 as described above.
      Information Services. In this segment, we record revenue from providing data or data-related services. These services principally include appraisal and valuation services, property records information, real estate tax services, borrower credit and flood zone information and multiple listing software and services. Revenue derived from these services is recognized as the services are performed in accordance with SAB No. 104 as described above.
      Our flood and tax units provide various services including life-of-loan monitoring services. Revenue for life-of-loan services is deferred and recognized ratably over the estimated average life of the loan service period, which is determined based on our historical experience. We evaluate our historical experience on a periodic basis, and adjust the estimated life of the loan service period prospectively. Revenue derived from software and service arrangements is recognized in accordance with SOP No. 97-2. Revenues from other services in this segment are recognized as the services are performed in accordance with SAB No. 104 as described above.
Factors Affecting Comparability
      Year ended December 31, 2004. Our Consolidated Statements of Earnings for 2004 include the full year results of operations of FI, which we acquired on April 1, 2003, and various other entities acquired on various dates during 2004 and in 2003, as discussed in Note B of Notes to Consolidated Financial Statements. Our weighted average shares outstanding have increased in 2004 as compared with 2003 primarily as a result of issuing shares of our common stock to finance the acquisitions of ANFI, FI, FNIS, Hansen, Aurum and Sanchez. As such, basic and diluted net earnings per share have decreased in 2004 as compared with 2003, at a greater rate than our decrease in net earnings. In 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003, as discussed in Note M of Notes to Consolidated Financial Statements. Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. Net income, as a result of the adoption of SFAS No. 123, for the year ended December 31, 2004 and 2003 reflect an expense of $21.8 million and $9.5 million, respectively, which is included in the reported financial results as other operating expense.
      Year ended December 31, 2003. Our Consolidated Statements of Earnings for 2003 include the results of operations of FI, which we acquired on April 1, 2003, and various other entities acquired on various dates during 2003, as discussed in Note B of Notes to Consolidated Financial Statements. Net earnings from our financial institution software and services segment, which includes FI for the period from April 1, 2003 through December 31, 2003, represented 8.0% of our total net earnings for 2003 as compared with 0.2% of our total net earnings in 2002. The increase in net earnings from our financial institution software and services segment in 2003 is primarily due to the acquisition of FI.

Results of Operations

Consolidated Results of Operations
      Net Earnings. The following table presents certain financial data for the years indicated:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Total revenue	$8,296,002	$7,715,215	$5,082,640

Total expenses	$7,111,911	$6,294,576	$4,231,340

Net earnings	$740,962	$861,820	$531,717

Basic net earnings per share	$4.33	$5.81	$4.05

Diluted net earnings per share	$4.21	$5.63	$3.91

      Revenue. The following table presents the components of our revenue:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Direct title insurance premiums	$2,128,902	$2,400,870	$1,610,792
Agency title insurance premiums	2,610,426	2,337,381	1,936,937
Escrow and other title related fees	1,042,243	1,056,448	789,730
Financial institution software and services	1,207,325	686,480	3,922
Lender outsourcing solutions (excludes title premiums of $128.2 million, $288.2 million, and $46.7 million in 2004, 2003 and 2002, respectively, that are included in title premiums above)	322,194	316,211	167,492
Information services	589,153	559,110	377,983
Specialty insurance	239,256	135,231	46,061
Interest and investment income	70,874	60,345	74,577
Realized gains and losses, net	36,961	106,385	15,459
Other income	48,668	56,794	59,687

Total revenue	$8,296,002	$7,715,215	$5,082,640

Orders opened by direct title operations	3,680,200	4,820,700	3,228,300
Orders closed by direct title operations	2,636,300	3,694,000	2,290,300
      Total revenue in 2004 increased $580.8 million to $8,296.0 million, an increase of 7.5% over 2003. Total revenue in 2003 increased $2,632.6 million, or 51.8% to $7,715.2 million from $5,082.6 million in 2002. The increase in revenue in 2004 is primarily attributable to a full year of results from the 2003 acquisitions of FI and Webtone, along with the 2004 acquisitions of Aurum, Sanchez, Kordoba and InterCept in the financial institution software and services segment, and an increase in the specialty insurance segment relating to significant organic growth, offset in part by a reduction in realized gains and losses. Although the mix of direct and agency title premiums changed from 2003 to 2004, total title premiums and escrow and other title related fees remained fairly consistent in 2004 as compared with 2003. The increase in total revenue in 2003 is due in part to increases in real estate and refinance activity as a result of decreasing interest rates. Further, the acquisitions of financial institution software and services companies, real estate-related information service companies and specialty insurance companies and the integration of these operations into our core businesses in 2003, as well as increased realized gains on investments, also contributed to increased revenue in 2003 compared to 2002.

      Title insurance premiums, including those that are part of the lender outsourcing solutions segment, were $4,739.3 million in 2004, $4,738.3 million in 2003 and $3,547.7 million in 2002. Direct title premiums decreased from 2003 to 2004 while agency title premiums increased during the same period. The decrease in direct title premiums is primarily due to a reduction in refinancing activity experienced in 2004 as compared with 2003 and was partially offset by an increase in the average fee per file. The increase in direct title premiums in 2003 was due primarily to increases in resale and refinance activity as a result of the decline in interest rates through mid-year 2003. The increase in resale and refinance activity in 2003 was partially offset by a decrease in the average fee per file. The increase in the fee per file in 2004 and the decrease in fee per file in 2003 is consistent with the overall level of refinance activity experienced during 2004 and 2003. The fee per file tends to increase as mortgage interest rates rise, and the mix of business changes from a predominately refinance driven market to more of a resale driven market.
      The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,

	2004		2003		2002

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Direct(1)	$2,128,902	44.9%	$2,400,870	50.7%	$1,610,792	45.4%
Agency(1)	2,610,426	55.1	2,337,381	49.3	1,936,937	54.6

Total title insurance premiums	$4,739,328	100.0%	$4,738,251	100.0%	$3,547,729	100.0%

(1)	Includes premiums reported in the title segment and lender outsourcing solutions segment.
      In 2004, our mix of direct and agency title premiums changed, with agency premiums making up 55.1% of total premiums compared with 49.3% in 2003. Agency premiums increased in 2004 by $273.0 million, of which $193.5 million was attributed to our acquisition of APTIC in March 2004. The remainder of the increase can be attributed to our agent’s mix of business being different from our direct operations and the agency business not fluctuating as much in relation to the refinancing environment. However, agency business in general is not as profitable as direct business. Our mix of direct and agency title insurance premiums changed in 2003 as compared with 2002, primarily as a result of our acquisition of ANFI in March 2003, and the inclusion of ANFI’s title insurance premiums as direct title insurance premiums in 2003 and the acquisitions of LSI and Key Title in 2003. In 2002, ANFI’s title insurance premiums were included in agency title insurance premiums.
      Trends in escrow and other title related fees are primarily related to title insurance activity generated by our direct operations. Escrow and other title related fees during the three-year period ended December 31, 2004, fluctuated in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts. Escrow and other title related fees were $1,042.2 million, $1,056.4 million and $789.7 million, respectively, during 2004, 2003 and 2002.
      Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in 2004 was $70.8 million compared with $60.3 million in 2003 and $74.6 million in 2002. Average invested assets increased 16.8% to $3,622.0 million, from $3,101.5 million in 2003. The tax equivalent yield in 2004, excluding realized gains and losses, was 2.6% as compared with 2.4% in 2003 and 3.4% in 2002. Interest and investment income decreased $14.3 million, or 19.1% in 2003 to $60.3 million from $74.6 million in 2002.
      Net realized gains and losses for 2004, 2003 and 2002 were $37.0 million, $106.4 million and $15.5 million, respectively. Net realized gains in 2004 include $16.2 million relating to the investment in Covansys warrants at FIS. Net realized gains in 2003 includes a $51.7 million realized gain as a result of InterActive Corp’s acquisition of Lending Tree Inc. and the subsequent sale of our Interactive Corp. common stock and a realized gain of $25.0 million on the sale of New Century Financial Corporation common stock.

Also included in net realized gains for 2003 is an $8.9 million loss as a result of the disposal of assets in connection with the migration of data center operations from FNIS to FI. See Note B of Notes to Consolidated Financial Statements.
      Net realized gains in 2002 included a $3.1 million gain recognized on our investment in Santa Barbara Restaurant Group, Inc. (“SBRG”) common stock as a result of the merger between SBRG and CKE Restaurants, Inc. (“CKE”) and a $3.4 million gain on the sale of a portion of our CKE common stock in the second quarter of 2002. Net realized gains in 2002 were partially offset by other-than-temporary impairment losses of $11.3 million on CKE recorded during the fourth quarter of 2002 and $3.3 million recorded on MCI WorldCom bonds in the second quarter of 2002.
      Other income represents revenue generated by other smaller businesses, including our leasing business that are not included in a specific business segment. Other income was $48.7 million in 2004, $56.8 million in 2003 and $59.7 million in 2002.
      Expenses. The following table presents the components of our expenses:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Personnel costs	$2,786,297	$2,465,026	$1,476,430
Other operating expenses	1,967,350	1,699,797	1,019,992
Agent commissions	2,028,926	1,823,241	1,521,573
Provision for claim losses	282,124	263,409	179,292
Interest expense	47,214	43,103	34,053

Total expenses	$7,111,911	$6,294,576	$4,231,340

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
      Personnel costs include base salaries, commissions, benefits and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $2,786.3 million, $2,465.0 million and $1,476.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Personnel costs, as a percentage of total revenue, were 33.6% in 2004, compared with 32.0% in 2003 and 29.1% in 2002. The increase in personnel costs as a percentage of total revenue in 2004 and 2003 can be attributed primarily to the incremental personnel costs associated with our acquisition of FI and our various other acquisitions made in the financial institution software and services segment during 2004 and 2003, which have higher personnel costs as a percentage of revenue because of the nature of those businesses requires many programmers and other personnel with an information technology background. In addition, as a result of adopting SFAS No. 123 during 2003, included in personnel costs for 2004 and 2003 is approximately $21.8 million and $6.2 million in compensation expense, respectively. See Note M of Notes to Consolidated Financial Statements.
      Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services (including personnel costs associated with information technology support), professional services, advertising expenses, general insurance, depreciation, amortization of other intangibles and trade and notes receivable allowances. Other operating expenses increased as a percentage of total revenue to 23.7% in 2004 from 22.0% in 2003 and increased from 20.1% in 2002. The increase in other operating expenses as a percentage of total revenue in 2004 and 2003 is consistent with the increase in personnel costs as a percentage of total revenue.
      Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
      The following table illustrates the relationship of agent title premiums and agent commissions:

	Year Ended December 31,

	2004		2003		2002

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Agent title premiums	$2,610,426	100.0%	$2,337,381	100.0%	$1,936,937	100.0%
Agent commissions	2,028,926	77.7	1,823,241	78.0	1,521,573	78.6

Net	$581,500	22.3%	$514,140	22.0%	$415,364	21.4%

      The provision for claim losses includes an estimate of anticipated title and title related claims and specialty insurance claims. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly.
      A summary of the reserve for claim losses for the title and specialty insurance is as follows:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Beginning balance	$943,704	$888,784	$881,089
Reserves assumed(1)	38,597	8,622	—
Claim loss provision related to:
Current year	299,142	249,320	209,134
Prior years	(17,018)	14,089	(29,842)

Total claim loss provision	282,124	263,409	179,292
Claims paid, net of recoupments related to:
Current year	(30,894)	(16,246)	(11,137)
Prior years	(235,361)	(200,865)	(160,460)

Total claims paid, net of recoupments	(266,255)	(217,111)	(171,597)

Ending balance	$998,170	$943,704	$888,784

Provision for claim losses as a percentage of title and specialty insurance premiums	5.9%	5.6%	5.1%

Ending balance of claim loss reserves for title insurance only	$987,076	$940,217	$887,973

Provision for claim losses as a percentage of title insurance premiums only	5.5%	5.4%	5.0%

(1)	We assumed APTIC’s outstanding reserve for claim losses in connection with its acquisition in 2004. We assumed LSI’s and ANFI’s outstanding reserve for claim losses in connection with their acquisitions in 2003.
      The title loss provision in the current year reflects a higher estimated loss for the 2004 policy year offset in part by a favorable adjustment from previous policy years. Consistent with 2002, the favorable adjustment was attributable to lower than expected payment levels on previous issue years that included periods of increased resale activity as well as a high proportion of refinance business. As a result, title policies issued in previous years have been replaced by the more recently issued policies, therefore generally terminating much of the loss exposure on the previously issued policies. The unfavorable development during 2003 reflects higher than expected payment levels on previously issued policies.
      Interest expense for the years ended December 31, 2004, 2003 and 2002 was $47.2 million, $43.1 million and $34.1 million, respectively. The increase in interest expense in 2004 is attributable to the increase in outstanding balances relating to our credit facilities and a full year of interest relating to our $250.0 million aggregate principal amount of 5.25% notes. The increase in interest expense in 2003 is attributable to the increase in outstanding notes payable as a result of the issuance of $250.0 million aggregate principal amount of 5.25% notes in March 2003 (see Note H of Notes to Consolidated Financial Statements), which was partially offset by the decline in interest rates.
      Income tax expense as a percentage of earnings before income taxes for 2004, 2003 and 2002 was 37.0%, 38.0%, and 36.0%, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year, such as the acquisition of FI and operating income versus investment income. The decrease in 2004 is due to change in state income tax apportionment. The increase in 2003 as compared with 2002 is due to an increase in the state income tax rate and the effect of foreign taxes as a result of our various acquisitions in 2003.
      Minority interest expense for 2004, 2003 and 2002 was $5.0 million, $19.0 million and $13.1 million, respectively. The decrease in minority interest expense in 2004 is primarily due to our acquisition of the minority interest of FNIS, which we acquired in 2003. The increase in minority interest in 2003 as compared with 2002 is primarily attributable to increased earnings of our majority-owned subsidiaries.

Segment Results of Operations
      Revenues by segment include operating revenues and the segment’s respective share of interest and investment income and realized gains and losses (see Note P to Notes to Consolidated Financial Statements).

Title Insurance Segment

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Revenues	$5,841,514	$5,913,944	$4,410,094
Personnel costs	1,656,843	1,666,006	1,242,534
Other operating expenses	943,227	883,993	659,838
Agent commissions	2,117,258	2,035,894	1,568,231
Provision for claim losses	260,662	255,694	177,391
Interest expense	1,033	1,113	1,335

Total expenses	4,979,023	4,842,700	3,649,329

Earnings before income taxes and minority interest	$862,491	$1,071,244	$760,765

Revenue
      Revenue for the title insurance segment includes direct and agency title premiums, including those earned from the lender outsourcing solutions segment, as well as escrow and other title related fees, interest and investment income and realized gains and losses. The primary reason for the $72.4 million decrease in total title segment revenue in 2004 as compared with 2003 is a $79.8 million decrease in realized gains and losses attributable to investments owned by our title companies. For a discussion of title segment premiums and escrow and other title related fees, see the Consolidated Results of Operations revenues discussion above.

Expenses
      Personnel costs were $1,656.8 million, $1,666.0 million and $1,242.5 million in 2004, 2003 and 2002, respectively. As a percentage of title insurance revenues, personnel costs were 28.4% in 2004 and 28.2% in 2003 and 2002. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. As such, with the decline in open orders on refinance transactions resulting from the increase in mortgage interest rates during the second half of 2003, we began reducing personnel costs with the reduction of approximately 22% of the title and escrow workforce from July to December of 2003 and maintained personnel at appropriate levels during 2004. We will continue to monitor prevailing market conditions and will adjust personnel costs in accordance with activity.
      Other operating expenses were $943.2 million, $884.0 million and $659.8 million in 2004, 2003 and 2002, respectively. As a percentage of title insurance revenues, other operating expenses were 16.1%, 14.9% and 15.0% in 2004, 2003 and 2002, respectively.
      As noted in the consolidated results of operations, the large increase in agent commissions in 2004 corresponds to the increase in agency premiums that were earned in 2004, compared with the corresponding 2003 and 2002 amounts. Agent commissions have remained fairly constant as a percentage of premiums at 77.7%, 78.0% and 78.6% in 2004, 2003 and 2002, respectively.
      As noted in the consolidated results of operations, the provision for claim losses includes an estimate of anticipated title and title related claims. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly.
      Earnings before income taxes and minority interest for this segment decreased in 2004 as compared with 2003 due primarily to the fact that the revenue mix changed towards agency premiums as discussed above which have a much lower margin.

Specialty Insurance Segment

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Revenues	$242,820	$137,423	$47,568
Personnel costs	28,815	19,821	12,787
Other operating expenses	160,991	94,655	27,800
Provision for claim losses	21,462	7,715	1,901

Total expenses	211,268	122,191	42,488

Earnings before income taxes and minority interest	$31,552	$15,232	$5,080

Revenues
      Revenues from specialty insurance were $242.8 million, $137.4 million and $47.6 million in 2004, 2003 and 2002, respectively, and include revenues from the issuance of flood, home warranty and personal lines insurance policies. The increase in revenues in 2004 as compared with 2003 was primarily the result of significant organic growth of these business lines in 2004. Specialty insurance revenue increased in 2003 as compared with 2002 as a result of our January 2003 acquisition of Bankers Insurance Group and First Community Insurance Company, which gave us the ability to issue new and renewal flood insurance policies.

Expenses
      Personnel costs were $28.8 million, $19.8 million and $12.8 million in 2004, 2003 and 2002, respectively. As a percentage of specialty insurance revenues, personnel costs were 11.9%, 14.4% and 26.9% in 2004, 2003 and 2002, respectively. The decrease as a percentage of revenues in 2004 and 2003 is primarily the result of organic growth of the business lines, which has not required a proportionate increase in personnel.
      Other operating expenses in the specialty insurance segment were $161.0 million, $94.7 million and $27.8 million in 2004, 2003 and 2002, respectively and are consistent with our increases in revenues.
      Claim loss expense was $21.5 million, $7.7 million and $1.9 million in 2004, 2003 and 2002, respectively. The increase was primarily the result of increased activity in the personal lines insurance business.

Financial Institution Software and Services Segment

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Revenues	$1,286,444	$701,003	$3,924
Personnel costs	726,289	413,175	734
Other operating expenses	378,119	177,015	1,237
Interest expense	4,244	12	8

Total expenses	1,108,652	590,202	1,979

Earnings before income taxes and minority interest	$177,792	$110,801	$1,945

Revenues
      Revenues from financial institution software and services were $1,286.4 million, $701.0 million and $3.9 million in 2004, 2003 and 2002, respectively. The $585.4 million increase in revenues in 2004 compared with 2003 relates primarily to recording a full year of revenues from FI and Webtone which were acquired in 2003 and the 2004 acquisitions of Aurum, Sanchez, Kordoba and InterCept, along with a few smaller acquisitions. The 2003 revenues were primarily the results of FI and Webtone which were included in the Consolidated Financial Statements for the period from April 1, 2003 and September 1, 2003, respectively, through December 31, 2003. Revenues in 2004 include $988.8 million from FI and Webtone while 2003 includes $674.5 million of revenue from FI and Webtone. The 2004 acquisitions of Aurum, Sanchez, Kordoba and InterCept and other smaller acquisitions contributed $219.1 million of the increase in 2004 compared with 2003. Included in 2004 and 2003 are $62.4 million and $14.8 million, respectively, of intersegment revenues that FI earns relating to IT software and support services that FI provides to the remainder of the company. FI began providing these services in the third quarter of 2003. Revenues in 2004 also include a gain relating to the fair value increase of an FI investment in Covansys warrants of $16.2 million that were acquired as part of the acquisition of 29% of Covansys. Also included in all three years are revenues from our Empower software product, which were $12.3 million in 2004, $11.8 million in 2003 and $3.9 million in 2002.

Expenses
      Personnel costs were $726.3 million, $413.2 million and $0.7 million in 2004, 2003 and 2002, respectively. As a percentage of revenues, personnel costs were 56.5% and 58.9% in 2004 and 2003, respectively. Personnel costs are a high percentage of revenue for this segment due to the fact that this segment requires many employees with a technology background.
      Other operating expenses were $378.1 million, $177.0 million and $1.2 million in 2004, 2003, and 2002 respectively. The increase of $201.1 million in 2004 as compared with 2003 was primarily the result of the above mentioned acquisitions including a full year of FI, and includes an increase of $74.5 million in depreciation of assets and amortization costs relating to purchased intangible assets and software.
      Interest expense of $4.2 million in 2004 primarily relates to a credit facility specific to the financial institution software and services segment under which approximately $410.0 million was borrowed in November 2004 to fund the acquisition of InterCept.

Lender Outsourcing Solutions Segment

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Revenues	$451,148	$605,352	$214,679
Personnel costs	148,746	144,528	69,824
Other operating expenses	202,874	260,403	90,880
Interest expense	27	(33)	174

Total expenses	351,647	404,898	160,878

Earnings before income taxes and minority interest	$99,501	$200,454	$53,801

Revenues
      Revenues from our lender outsourcing solutions primarily relate to our loan facilitation services and revenues from our default management services. Including title premiums generated and reported by this segment and also reported in the title insurance segment (eliminated as intersegment revenue), revenues from lender outsourcing solutions were $451.1 million, $605.4 million and $214.7 million in 2004, 2003 and 2002, respectively. The decrease in revenue for 2004 was primarily due to a decrease in loan facilitation services which had revenues of $225.7 million in 2004 as compared with $433.6 million in 2003. In 2003, we began a program whereby we automated the process for performing title agency services in connection with loan refinancings for borrowers who meet specific criteria. Loan facilitation services revenue decreased from 2003 because of the reduction in refinancing activity in 2004, which resulted in revenues from this automated process of $57.6 million in 2004 as compared with $188.7 million in 2003. Default management revenues were $224.7 million, $170.8 million and $121.4 million in 2004, 2003 and 2002, respectively. The significant increases in 2004 and in 2003 were the result of organic growth in the majority of our default businesses.

Expenses
      Personnel costs were $148.7 million, $144.5 million and $69.8 million in 2004, 2003 and 2002, respectively. As a percentage of revenues, personnel costs were 33.0%, 23.9% and 32.5% in 2004, 2003 and 2002. The increase in 2004 as a percentage of revenues is primarily the result of the reduction in revenues from the automated title agency process in 2004 as compared with 2003 as labor costs relating to these revenues are not as closely related to revenue volumes in this line of business. This is also the reason for the decrease in 2003 as compared to 2002, when we did not have any revenues relating to the automated title agency process.
      Other operating expenses in the lender outsourcing solutions segment consist primarily of professional fees, data processing costs, depreciation and amortization costs, costs to purchase real estate data and other expenses. Other operating expenses were $202.9 million, $260.4 million and $90.9 million in 2004, 2003 and 2002, respectively. The decrease in other operating costs of $57.5 million or 22.1% in 2004 is consistent with the decrease in revenues as other operating expenses are more closely related to the volume of business in this segment than are personnel costs. As a percentage of revenues, other operating expenses were 45.0%, 43.0% and 42.3% for 2004, 2003 and 2002, respectively.

Information Services Segment

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Revenues	$630,129	$599,993	$404,747
Personnel costs	168,795	166,078	115,759
Other operating expenses	348,289	330,995	222,072
Interest expense	222	1,590	806

Total expenses	517,306	498,663	338,637

Earnings before income taxes and minority interest	$112,823	$101,330	$66,110

Revenues
      Revenues from information services generally trend closely with the level and mix of business, as well as the performance, of our title related subsidiaries. Revenues from information services in 2004, 2003, and 2002 were $630.1 million, $600.0 million and $404.7 million, respectively. Revenues in this segment have benefited from the increased levels of real estate activity over the past few years due partially to the favorable interest rate environment. The 2004 increase in revenue of $30.1 million or 5.0% resulted primarily from increased activity at some of our appraisal and valuation businesses in 2004. 2004, 2003 and 2002 also include intersegment revenues of $44.6 million, $38.9 million and $26.6 million, respectively, for services provided primarily to the title insurance segment. The 2003 increase in revenue of $195.3 million resulted primarily from acquisitions made in 2003 and 2002 and organic growth in our real estate tax services, flood services, property data and disclosure services.

Expenses
      Personnel costs were $168.8 million, $166.1 million and $115.8 million in 2004, 2003 and 2002, respectively. As a percentage of revenues, personnel costs were 26.8%, 27.7% and 28.6% in 2004, 2003 and 2002, respectively. The 2003 increase in personnel costs of $50.3 million resulted primarily from acquisitions made in 2003 and 2002.
      Other operating expenses in the information services segment consist primarily of data processing costs, depreciation and amortization, costs to purchase real estate data and other expenses. Other operating expenses were $348.3 million, $331.0 million and $222.1 million in 2004, 2003 and 2002, respectively. As a percentage of revenues, other operating expenses were 55.3%, 55.2% and 54.9% for 2004, 2003 and 2002, respectively.

Corporate and Other Segment
      The corporate and other segment is made up of smaller entities that do not fit in our other segment classifications, our leasing operations, and certain corporate expenses not otherwise allocated. Revenues from this segment were $57.3 million, $61.9 million and $59.7 million for 2004, 2003 and 2002, respectively. Operating expenses were $157.4, $140.3 million and $111.1 million for 2004, 2003 and 2002, respectively.
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
      Our two significant sources of internally generated funds are dividends and distributions from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are executed within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. As of December 31, 2004, $1,731.3 million of our net assets were restricted from dividend payments without prior approval from the Departments of Insurance. During 2005, our first tier title subsidiaries can pay or make distributions to us of approximately $209.8 million without prior approval. Our underwritten title companies, financial institution software and services companies, lender outsourcing businesses and information services companies collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries. Positive cash flow from these subsidiaries is invested primarily in cash and cash equivalents.
      Financing. On March 9, 2005, we announced that we had completed a previously announced recapitalization plan of FIS (See Recent Developments in Item 1). This recapitalization was accomplished through FIS entering into $3.2 billion in senior credit facilities consisting of a $800.0 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, The “Term Loan Facilities”) and a $400.0 million revolving credit facility (“Revolver”) with a consortium of lenders led by Bank of America. FIS fully drew upon the entire $2.8 billion in Term Loan Facilities to consummate the recapitalization. Revolving credit borrowings and Term A Loans bear interest at a floating rate, which will be, at the Borrowers’ option, either the British Bankers Association LIBOR or base rate plus, in both cases, an applicable margin, which is subject to adjustment based on the senior secured leverage ratio of the Borrowers. The Term B Loans bear interest at either the British Bankers Association LIBOR plus 1.75% per annum or, at the Borrowers’ option, a base rate plus 0.75% per annum. The Borrowers may choose one month, two month, three month, six month, and to the extent available, nine month or one year LIBOR, which then applies for a period of that duration. Interest is due at the end of each interest period provided. For LIBOR loans that exceed three months, the interest is due three months after the beginning of such interest period. The Term Loan A matures in March, 2011, the Term Loan B in March, 2013, and the Revolver in March, 2011. The Term Loan Facilities are subject to quarterly amortization of principal in equal installments of .25% of the original principal amount with the remaining balance payable at maturity. In addition to the scheduled amortization, and with certain exceptions, the Term Loan Facilities are subject to mandatory prepayment from excess cash flow, issuance of additional equity and debt and sales of certain assets. Voluntary prepayments of both the Term Loan Facilities and revolving loans and commitment reductions of the revolving credit facility are permitted at any time without fee upon proper notice and subject to minimum dollar requirements.
      The new credit facilities contain affirmative, negative, and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limitations on dividends and other restricted payments and capital expenditures, a minimum interest coverage ratio, and a maximum secured leverage ratio.
      On November 8, 2004, we, through a subsidiary, entered into a new credit agreement providing for a $500.0 million, 5-year revolving credit facility due November 8, 2009. The facility provided an option to increase the size of the credit facility an additional $100.0 million. This credit agreement bore interest at a variable rate based on leverage and was unsecured. The interest rate under the new credit agreement during the time it was outstanding was LIBOR plus 0.50%. In addition, we were required to pay a 0.15% commitment fee on the entire facility. On November 8, 2004 we drew down approximately $410 million to fund the acquisition of InterCept. On March 9, 2005, we repaid this facility with a portion of the net proceeds from our sale of a minority interest in FIS to a group of investors and terminated the agreement.
      On November 5, 2003 we entered into a new credit agreement providing for a $700.0 million, 5-year revolving credit facility due November 4, 2008. The credit agreement bears interest at a variable rate based on the debt ratings assigned to us by certain independent agencies, and is unsecured. The current interest rate under this credit agreement is LIBOR plus 0.50%. In addition, we pay a 0.15% facility fee on the entire facility. As of December 31, 2004, $400.0 million was outstanding under our credit agreement and we had $300.0 million in borrowings available to us. During 2004, net borrowings were $325.0 million under our credit facility, primarily to finance our acquisitions of Aurum, Covansys and Kordoba. On March 9, 2005, we used a portion of the proceeds received from the FIS note to pay this line down completely although we did not terminate this facility. Our credit agreement imposes certain affirmative and negative covenants on us relating to current debt ratings, certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions and restricted payments, and certain dividend restrictions. As of December 31, 2004, we were in compliance with all of our debt covenants.
      On March 11, 2003, we issued $250.0 million aggregate principal amount of 5.25% notes. We received proceeds of approximately $246.2 million, after expenses, which was used to pay a portion of the $1,069.6 million purchase price for FI. Interest is payable semiannually and the notes are due in March 2013.
      The table below shows the pro forma impact on our capitalization of the recapitalization, minority interest sale, related debt agreements and the $10 per share special dividend as if the events announced on March 9, 2005 had occurred on December 31, 2004 (see Note R):

	Year Ended
	December 31, 2004

	Historical	Pro Forma

Cash and cash equivalents	$331,222	$1,015,220	(a)

Total long-term debt	1,370,556	3,360,556	(b)

Minority interest	18,804	157,798	(c)
Stockholders’ equity
Common Stock, $0.0001 par value	18	18
Additional paid-in capital	3,424,261	3,411,637
Retained earnings	1,515,215	—
Other equity	(239,403)	(239,403)

Total	$4,700,091	$3,172,247	(d)

Total capitalization	$6,070,647	$6,532,803

The pro forma adjustments in the above table include the following:

(a)	An increase in cash and cash equivalents of $684.0 million relating to an inflow of $2,800.0 million from the Term Loan Facilities and $500.0 million from the sale of a 25% minority interest in FIS, less transaction costs of $80.4 million, repayments of $810.0 million in outstanding credit facilities as of December 31, 2004 and an assumed dividend payout of $1,725.6 million based on outstanding shares at December 31, 2004.

(b)	An increase in notes payable of $1,990.0 million relating to the $2,800.0 million from the Term Loan Facilities less the repayment of $810.0 million in credit facilities that were outstanding as of December 31, 2004.

(c)	An increase in minority interest of $138.9 million relating to the sale of 25% of FIS.

(d)	A decrease in equity of $1,527.8 million relating to the payment of the $1,725.6 million dividend offset by a gain of $197.7 million on the sale of the 25% minority interest in FIS.

Following the recapitalization, FIS is highly leveraged. As of March 14, 2005, it is paying interest at a rate of one month LIBOR plus 1.75%, or 4.51%. At that rate, the annual interest on its $2,800.0 million of debt would be $127.3 million. A one percent increase in the LIBOR rate would increase its annual debt service on the Term Loan Facilities by $28 million. The credit rating assigned to the Term Loan Facilities and Revolver by Standard & Poor’s is currently BB. We believe that FIS and its subsidiaries will generate sufficient cash flow from operations to pay all interest due on the Term Loan Facilities over at least the next twelve months. Over the long term, FIS may have to seek other sources of funds to repay the principal balances of the Term Loan Facilities. Because the performance of FIS is subject to risks and uncertainties, including those described in “Business — Risk Factors,” there can be no assurance that sufficient funds will be available for such purposes when needed.
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
      Contractual Obligations. Our financing obligations generally include our credit agreement and other debt facilities and operating lease payments on certain of our premises and equipment. As of December 31, 2004, our required annual payments relating to these contractual obligations are as follows:

	2005	2006	2007	2008	2009	Thereafter	Total

	(Dollars in thousands)
Notes payable	$35,861	$10,000	$16,514	$400,298	$410,084	$497,799	$1,370,556
Operating lease payments	165,008	136,477	107,338	73,002	44,173	55,990	581,988
Purchase commitments	30,000	30,000	30,000	30,000	25,000	—	145,000

Total	$230,869	$176,477	$153,852	$503,300	$479,257	$553,789	$2,097,544

      Our title claims loss reserve projected annual payments as of December 31, 2004 were as follows:

	2005	2006	2007	2008	2009	Thereafter	Total

Title claim loss reserve	$179,596	$147,037	$115,761	$86,806	$63,108	$394,768	$987,076
Percentage of total	18.2%	14.9%	11.7%	8.8%	6.4%	40%	100%
      As of December 31, 2004 we had title insurance reserves of $987.1 million. The amounts and timing of these obligations are estimated and are not set contractually. Nonetheless, based on historical title insurance claim experience, we anticipate the above payment patterns. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:

•	Future mortgage interest rates, which will affect the number of real estate and refinancing transactions and, therefore, the rate at which title insurance claims will emerge;

•	The legal environment whereby court decisions and reinterpretations of title insurance policy language to broaden coverage could increase total obligations and influence claim payout patterns;

•	Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments;

•	Loss cost trends whereby increases/decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments; and

•	Claims staffing levels whereby claims may be settled at a different rate based on the future staffing levels of the claims department.

      In addition to the amounts shown in the table, at December 31, 2004, we held claim reserves of $11.1 million in respect of our specialty insurance reserves. Because of uncertainty with respect to the precise payout pattern of these reserves, and their small size, we have not allocated them to the periods shown, although we would expect the substantial majority of these amounts to be paid by 2009. In addition, the above tables do not reflect amounts under FIS’s new credit facilities, which were entered into after December 31, 2004 or the recent payments under our other credit facilities as described above.
      Capital Stock Transactions. On April 24, 2002, our Board of Directors approved a three-year stock repurchase program. Purchases are made by us from time to time in the open market, in block purchases or in privately negotiated transactions. From January 1, 2004, through December 31, 2004, we repurchased a total of 430,500 shares of common stock for $16.5 million, or an average price of $38.33. Additionally, on December 13, 2004, we entered into an agreement to repurchase 2,530,346 shares of Company common stock from Willis Stein & Partners (“Willis Stein”) and J.P. Morgan Chase, as escrow agent for the former stockholder of Aurum. We acquired Aurum in March 2004. The purchase price per share of $44.35 was a discount to the closing price of the Company’s common stock on December 13, 2004.
      On March 26, 2003, we issued 5,183,103 shares of our common stock in connection with the acquisition of ANFI, Inc. On April 1, 2003, we issued 11,206,692 shares of our common stock to ALLTEL in connection with our acquisition of FI. On September 30, 2003, we issued 14,292,858 shares of our common stock in connection with the acquisition of FNIS. On February 27, 2004, we issued 220,396 shares of our common stock in connection with the acquisition of an additional 44% interest in Hansen. On March 11, 2004, we issued 3,144,390 shares of our common stock in connection with the acquisition of Aurum. On April 14, 2004, we issued 2,267,290 shares of our common stock in connection with the acquisition of Sanchez. See Note B of Notes to Condensed Consolidated Financial Statements.
      On January 27, 2004, our Board of Directors declared a 10% stock dividend to stockholders of record as of February 12, 2004, payable on February 26, 2004. On April 22, 2003, our Board of Directors declared a five-for-four (5:4) stock split payable May 23, 2003 to stockholders of record as of May 9, 2003. All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, in the Consolidated Financial Statements and Notes and elsewhere in this Form 10-K have been retroactively adjusted to reflect the stock split and stock dividend.
      Additional Minimum Pension Liability Adjustment. Discount rates that are used in determining our December 31, 2004 projected benefit obligation and 2005 net periodic pension costs were based on prevailing interest rates as of December 31, 2004. Similar to prior years, we considered the Moody’s Aa corporate bond index at that date as an appropriate basis in determining the discount rate. A decrease in the discount rate used at December 31, 2004 resulted in an additional minimum pension liability adjustment. As such, we recorded a net-of-tax charge of $11.8 million to accumulated other comprehensive loss in 2004 in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”.
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
      Off-Balance Sheet Arrangements. Other than facility and equipment leasing arrangements, we do not engage in off-balance sheet financing activities. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/ lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that will be part of our corporate campus and headquarters. The lease expires on September 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of December 31, 2004, approximately $10.0 million had been drawn on the facility to finance land costs and related fees and expenses. The leases include guarantees by us for a substantial portion of the financing, and options to purchase the facilities at the outstanding lease balance; the maximum guarantee is 86.5% of the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in other operating expenses in the Consolidated Statements of Earnings after the end of the construction period.
      We do not believe the lessor is a variable interest entity, as defined in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”). In addition, we have verified that even if the lessor was determined to be a variable interest entity, we would not have to consolidate the lessor nor the assets and liabilities associated with the assets leased to us. This is because the assets leased by us will not exceed 50% of the total fair value of the lessor’s assets excluding any assets that should be excluded from such calculation under FIN 46, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding (see Note K).
      In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2004 related to these arrangements (see Note K).
Recent Accounting Pronouncements
      In December 2004, the FASB issued FASB Statement No. 123R (“SFAS No. 123R”), “Share-Based Payment”, which requires that compensation cost relating to share-based payments be recognized in the Company’s financial statements. The Company is preparing to implement this standard effective July 1, 2005. During 2003, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003. The Company had elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. SFAS No. 123R does not allow for the prospective method, but requires the recording of expense relating to the vesting of all unvested options beginning in the third quarter of 2005. Since we adopted SFAS No. 123 in 2003, the impact of recording additional expense in 2005 under SFAS No. 123R relating to options granted prior to January 1, 2003 will not be significant.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
      Our Consolidated Balance Sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. See “Business — Investment Policies and Investment Portfolio” and Note C of Notes to Consolidated Financial Statements. The following sections address the significant market risks associated with our financial activities for the year ended December 31, 2004.
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
      Caution should be used in evaluating our overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because our reserve for claim losses (representing 21.8% of total liabilities) is not included in the hypothetical effects.
      The hypothetical effects of changes in market rates or prices on the fair values of financial instruments would have been as follows as of or for the year ended December 31, 2004:

a. An approximate $62.2 million net increase (decrease) in the fair value of fixed maturity securities would have occurred if interest rates were 100 basis points (lower) higher as of December 31, 2004. The change in fair values was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

b. An approximate $25.8 million net increase (decrease) in the fair value of equity securities would have occurred if there was a 20% price increase (decrease) in market prices.

c. It is not anticipated that there would be a significant change in the fair value of other long-term investments or short-term investments if there was a change in market conditions, based on the nature and duration of the financial instruments involved.

d. Interest expense on average variable rate debt outstanding would have increased (decreased) approximately $4.3 million, if interest rates increased (decreased) 100 basis points for 2004. Assuming that our new credit facilities were outstanding, interest expense on the $2,800.00 million facility would increase (decrease) approximately $28 million, if interest rates increased (decreased) 100 basis points.

Item 8.	Financial Statements and Supplementary Data
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Fidelity National Financial, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Fidelity National Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fidelity National Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Fidelity National Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Fidelity National Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Jacksonville, Florida
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Fidelity National Financial, Inc.:
      We have audited the accompanying Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2004. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.
      We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      The Consolidated Financial Statements for 2002 were prepared using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to record stock-based employee compensation. As discussed in Note M to the Consolidated Financial Statements, effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to record stock-based employee compensation, applying the prospective method of adoption in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Tradeway Commission (COSO), and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Jacksonville, Florida
March 16, 2005

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share and per share data)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at December 31, 2004 and 2003 include $265,639 and $262,193, respectively, of pledged fixed maturity securities related to secured trust deposits	$2,332,231	$1,696,234
Equity securities, at fair value	135,465	70,618
Other long-term investments	190,456	44,579
Short-term investments, at December 31, 2004 and 2003 include $280,351 and $185,956, respectively, of pledged short-term investments related to secured trust deposits	688,124	878,386

Total investments	3,346,276	2,689,817
Cash and cash equivalents, at December 31, 2004 and 2003 include $195,200 and $231,142, respectively, of pledged cash related to secured trust deposits	331,222	459,655
Trade and notes receivables, net of allowance of $35,909 in 2004 and $39,048 in 2003	562,864	446,102
Goodwill	2,798,249	1,926,478
Prepaid expenses and other assets	431,756	316,864
Capitalized software	440,780	290,108
Other intangible assets	672,185	529,940
Title plants	302,201	286,398
Property and equipment, net	385,002	317,813

	$9,270,535	$7,263,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$948,882	$815,177
Deferred revenue	394,811	194,077
Notes payable	1,370,556	659,186
Reserve for claim losses	998,170	943,704
Secured trust deposits	735,295	671,882
Deferred tax liabilities	103,167	84,224
Income taxes payable	689	6,731

	4,551,570	3,374,981
Minority interests and preferred stock of subsidiary	18,874	14,835
Stockholders’ equity:
Preferred stock, $.0001 par value; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock, $.0001 par value; authorized, 250,000,000 shares as of December 31, 2004 and 2003; issued, 178,321,790 as of December 31, 2004 and 167,650,280 as of December 31, 2003	18	17
Additional paid-in capital	3,424,261	2,453,841
Retained earnings	1,515,215	1,517,494

	4,939,494	3,971,352
Accumulated other comprehensive loss	(27,353)	(9,891)
Unearned compensation	(18,437)	(23,017)
Less treasury stock, 5,765,846 shares as of December 31, 2004 and 2,809,400 shares as of December 31, 2003, at cost	(193,613)	(65,085)

	4,700,091	3,873,359

	$9,270,535	$7,263,175

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenue:
Direct title insurance premiums	$2,128,902	$2,400,870	$1,610,792
Agency title insurance premiums	2,610,426	2,337,381	1,936,937
Escrow and other title related fees	1,042,243	1,056,448	789,730
Financial Institution software and services	1,207,325	686,440	3,922
Lender outsourcing solutions (excludes title premiums of $128.2 million, $288.2 million and $46.7 million in 2004, 2003 and 2002 respectively that are included in title premiums above)	322,194	316,211	167,492
Information services	589,153	559,110	377,983
Specialty insurance	239,256	135,231	46,061
Interest and investment income	70,874	60,345	74,577
Realized gains and losses, net	36,961	106,385	15,459
Other income	48,668	56,794	59,687

	$8,296,002	$7,715,215	$5,082,640

Expenses:
Personnel costs	2,786,297	2,465,026	1,476,430
Other operating expenses	1,967,350	1,699,797	1,019,992
Agent commissions	2,028,926	1,823,241	1,521,573
Provision for claim losses	282,124	263,409	179,292
Interest expense	47,214	43,103	34,053

	7,111,911	6,294,576	4,231,340

Earnings before income taxes and minority interest	1,184,091	1,420,639	851,300
Income tax expense	438,114	539,843	306,468

Earnings before minority interest	745,977	880,796	544,832
Minority interest	5,015	18,976	13,115

Net earnings	$740,962	$861,820	$531,717

Basic net earnings per share	$4.33	$5.81	$4.05

Weighted average shares outstanding, basic basis	171,014	148,275	131,135

Diluted net earnings per share	$4.21	$5.63	$3.91

Weighted average shares outstanding, diluted basis	176,000	153,171	135,871

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Net earnings	$740,962	$861,820	$531,717

Other comprehensive earnings (loss):
Unrealized gains on investments, net(1)	8,299	55,836	16,567
Foreign currency translation unrealized gain (loss)(2)	14,819	(490)	1,458
Reclassification adjustments for (gains) losses included in net earnings(3)	(28,816)	(67,552)	5,283
Minimum pension liability adjustment(4)	(11,764)	(9,988)	(15,871)

Other comprehensive earnings (loss)	(17,462)	(22,194)	7,437

Comprehensive earnings	$723,500	$839,626	$539,154

(1)	Net of income tax expense of $5.7 million, $37.2 million and $11.0 million for 2004, 2003 and 2002, respectively.

(2)	Net of income tax expense (benefit) of $0.7 million, $(0.3) million and $1.0 million for 2004, 2003 and 2002, respectively.

(3)	Net of income tax expense (benefit) of $(17.8) million, $(45.0) million and $3.5 million for 2004, 2003 and 2002, respectively.

(4)	Net of income tax benefit of $(6.9) million, $(6.4) million and $(10.2) million in 2004, 2003 and 2002, respectively.
See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other		Treasury Stock
			Paid-In	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Compensation	Shares	Amount

	(In thousands, except per share data)
Balance, December 31, 2001	131,105	$13	$1,158,844	$498,073	$4,866	$—	1,512	$(22,926)
Purchase of treasury stock	—	—	—	—	—	—	2,798	(61,210)
Exercise of stock options	4,800	—	50,350	—	—	—	—	—
Tax benefit associated with the exercise of stock options	—	—	21,329	—	—	—	—	—
Other comprehensive gain — unrealized gain on foreign currency					1,458
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	21,850	—	—	—
Other comprehensive loss — minimum pension liability adjustment	—	—	—	—	(15,871)	—	—	—
Capital transactions of investees and less than 100% owned subsidiaries	—	—	8,318	—	—	—	—	—
Retirement of treasury stock	(2,287)	—	(37,226)	—	—	—	(2,287)	37,226
Cash dividends declared ($0.32 per share)	—	—	—	(41,607)	—	—	—	—
FNIS/Micro General merger	—	—	100,360	—	—	—	—	—
Unearned compensation	—	—	—	—	—	(1,628)	—	—
Effect of 10% stock dividend	—	—	249,661	(249,661)	—	—	—	—
Net earnings	—	—	—	531,717	—	—	—	—

Balance, December 31, 2002	133,618	13	1,551,636	738,522	12,303	(1,628)	2,023	(46,910)
Purchase of treasury stock	—	—	—	—	—	—	1,775	(45,436)
Retirement of treasury stock	(989)	—	(27,261)	—	—	—	(989)	27,261
Exercise of stock options	3,459	1	38,012	—	—	—	—	—
Issuance of restricted stock	879	—	26,292	—	—	(22,989)	—	—
Tax benefit associated with the exercise of stock options	—	—	18,914	—	—	—	—	—
Acquisition of ANFI	5,183	1	139,288	—	—	(2,559)	—	—
Acquisition of FIS	11,207	1	274,999	—	—	—	—	—
Acquisition of the minority interest of FNIS	14,293	1	420,424	—	—	1,628	—	—
Other comprehensive loss — unrealized loss on foreign currency	—	—	—	—	(490)	—	—	—
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	(11,716)	—	—	—
Other comprehensive loss — minimum pension liability adjustment	—	—	—	—	(9,988)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	2,531	—	—

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

					Accumulated
	Common Stock		Additional		Other		Treasury Stock
			Paid-In	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Compensation	Shares	Amount

	(In thousands, except per share data)
Capital transactions of investees and less than 100% owned subsidiaries	—	—	5,704	—	—	—	—	—
Adoption of SFAS No. 123	—	—	5,833	—	—	—	—	—
Cash dividends declared ($0.54 per share)	—	—	—	(82,848)	—	—	—	—
Net earnings	—	—	—	861,820	—	—	—	—

Balance, December 31, 2003	167,650	17	2,453,841	1,517,494	(9,891)	(23,017)	2,809	(65,085)

Purchase of treasury stock	—	—	—	—	—	—	2,961	(128,723)
Retirement of treasury stock	(4)	—	(195)	—	—	—	(4)	195
Issuance of restricted stock	6	—	192	—	—	(155)	—	—
Exercise of stock options	5,039	—	76,899	—	—	—	—	—
Tax benefit associated with the exercise of stock options	—	—	36,085	—	—	—	—	—
Acquisition of Aurum Technology, Inc.	3,144	1	121,369	—	—	—	—	—
Acquisition of Hansen Quality Loan Services, Inc.	220	—	8,500	—	—	—	—	—
Acquisition of Sanchez Computer Associates, Inc.	2,267	—	95,579	—	—	(3,823)	—	—
Acquisition of InterCept, Inc.	—	—	12,031	—	—	—	—	—
Other comprehensive earnings — unrealized gain on foreign currency	—	—	—	—	14,819	—	—	—
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	(20,517)	—	—	—
Other comprehensive loss — minimum pension liability adjustment	—	—	—	—	(11,764)	—	—	—
Amortization of unearned compensation	—	—	(572)	—	—	8,202	—	—
Effect of 10% stock dividend			607,162	(607,162)	—		—	—
Stock-based compensation	—	—	13,370	—	—	356	—	—
Cash dividends declared ($0.79 per share)	—	—	—	(136,079)	—	—	—	—
Net earnings	—	—	—	740,962	—	—	—	—

Balance, December 31, 2004	178,322	$18	$3,424,261	$1,515,215	$(27,353)	$(18,437)	5,766	$(193,613)

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$740,962	$861,820	$531,717
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	338,434	227,937	74,163
Net increase in reserve for claim losses	15,734	42,180	6,920
Gain on sales of investments and other assets	(36,961)	(106,385)	(15,459)
Stock-based compensation cost	21,450	9,526	—
Tax benefit associated with the exercise of stock options	36,085	18,914	21,329
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in leases	17,880	51,387	54,641
Net decrease (increase) in secured trust deposits	1,467	11,719	(5,316)
Net increase in trade receivables	(39,416)	(64,542)	(49,993)
Net (increase) decrease in prepaid expenses and other assets	21,422	(36,276)	38,075
Net increase in accounts payable, accrued liabilities and minority interests	60,261	180,122	161,000
Net (decrease) increase in income taxes	(6,716)	54,105	47,235

Net cash provided by operating activities	1,170,602	1,250,507	864,312

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	2,810,659	1,918,721	1,128,301
Proceeds from maturities of investment securities available for sale	219,084	326,407	165,166
Proceeds from sales of real estate	6,330	7,862	9,669
Collections of notes receivable	6,490	7,324	11,779
Additions to title plants	(648)	(2,692)	(564)
Additions to property and equipment	(134,318)	(141,338)	(77,245)
Additions to capitalized software	(94,919)	(63,904)	(50,323)
Additions to notes receivable	(6,516)	(4,189)	(5,668)
Purchases of investment securities available for sale	(3,741,056)	(2,286,954)	(1,467,938)
Net proceeds (purchases) of short-term investment activities	190,262	14,851	(392,336)
Sale of subsidiary, net of cash sold	5,000	—	15,500
Acquisition of businesses, net of cash acquired	(1,016,501)	(1,031,305)	(59,516)

Net cash used in investing activities	(1,756,133)	(1,255,217)	(723,175)

Cash Flows From Financing Activities:
Borrowings	911,710	130,269	26,037
Net proceeds from issuance of notes	—	248,118	—
Debt service payments	(229,367)	(226,450)	(104,993)
Debt issuance costs	(1,400)	(4,273)	—
Dividends paid	(136,079)	(94,566)	(38,485)
Exercise of stock options	76,899	38,012	50,350
Purchases of treasury stock	(128,723)	(45,436)	(61,210)

Net cash provided by (used in) financing activities	493,040	45,674	(128,301)

Net (decrease) increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(92,491)	40,964	12,836
Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at beginning of year	228,513	187,549	174,713

Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at end of year	$136,022	$228,513	$187,549

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

Description of Business
      Fidelity National Financial, Inc., through its principal subsidiaries (collectively, the “Company”), is the largest title insurance and diversified real estate information services and solutions company in the United States. The Company’s title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issue all of the Company’s title insurance policies in 49 states, the District of Columbia, Guam, Puerto Rico, and the U.S. Virgin Islands, and in Canada and Mexico.
      The Company’s title insurance and specialty insurance segments make up the Company’s insurance underwriting businesses, while the Company’s financial institution software and services, lender outsourcing solutions and information services segments make up the technology solutions, processing and information-based services businesses of the Company’s subsidiary Fidelity National Information Services, Inc. (“FIS”).
      The Company has six reporting segments:

•	Title Insurance. The title insurance segment consists of the Company’s title insurance underwriters and our wholly-owned title insurance agencies. The title segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Specialty Insurance. The specialty insurance segment, consisting of our various non-title insurance subsidiaries, issues flood, home warranty, homeowners, automobile and personal lines insurance policies.

•	Financial Institution Software and Services. The financial institution software and services segment consists primarily of the operations of Fidelity Information Services, Inc. (“FI”), which was acquired on April 1, 2003 (Note B) and subsequent acquisitions of WebTone, Aurum, Sanchez and InterCept. This segment focuses on two primary markets, financial institution processing and mortgage loan processing.

•	Lender Outsourcing Solutions. The lender outsourcing solutions segment includes our loan facilitation services, which consist of centralized, customized title agency and closing services, which the Company offers to first mortgage, refinance, home equity and sub-prime lenders, and our default management services, which include foreclosure posting and publishing services, loan portfolio services, field services and property management. These services allow the Company’s customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan though the default and foreclosure process.

•	Information Services. The information services segment offers real estate-related information services. Included in the information services we provide are property appraisal and valuation services, property records information, real estate tax services, borrower credit and flood zone information and certification and multiple listing software and services.

•	Corporate and Other. The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, the operations of the Company’s wholly-owned equipment-leasing subsidiary and other small operations.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s principal title insurance subsidiaries consist of Fidelity National Title Insurance Company, Fidelity National Title Insurance Company of New York, Chicago Title Insurance Company, Chicago Title Insurance Company of Oregon, Ticor Title Insurance Company, Security Union Title Insurance Company and Alamo Title Insurance. The Company’s principal underwritten title company subsidiaries, essentially title agencies, consist of Fidelity National Title Company, Fidelity National Title Company of California, Chicago Title Company and Ticor Title of California, formerly American Title Company, which was acquired in connection with the Company’s acquisition of ANFI, Inc. (See Note B).
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

Principles of Consolidation and Basis of Presentation
      The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. The Company’s investments in non-majority-owned partnerships and affiliates are accounted for on the equity method until such time that they become wholly-or majority owned.

Investments
      Fixed maturity securities are purchased to support the investment strategies of the Company, which are developed based on factors including rate of return, maturity, credit risk, tax considerations and regulatory requirements. Fixed maturity securities which may be sold prior to maturity to support the Company’s investment strategies are carried at fair value and are classified as available for sale as of the balance sheet dates. Fair values for fixed maturity securities are principally a function of current interest rates and are based on quoted market prices. Included in fixed maturities are mortgage-backed securities, which are recorded at purchase cost. Discount or premium is recorded for the difference between the purchase price and the principal amount. The discount or premium is amortized using the interest method and is recorded as an adjustment to interest and investment income. The interest method results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. Changes in prepayment assumptions are accounted for retrospectively.
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

Trade and Notes Receivables
      The carrying values reported in the Consolidated Balance Sheets for trade and notes receivables approximate their fair value. Included in trade receivables at December 31, 2004 and 2003 are unbilled receivables totaling $77.4 million and $61.6 million, respectively. Notes receivable at December 31, 2004 and 2003 include $474 thousand and $911 thousand, respectively, of notes from related parties.

Goodwill
      Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. SFAS No. 142, Goodwill and Intangible Assets (“SFAS No. 142”) requires that intangible assets with estimable lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets(SFAS No. 144). SFAS No. 144 also provides that goodwill and other intangible assets with indefinite useful lives should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company measures for impairment on an annual basis.
      As required by SFAS No. 142, the Company has completed its annual goodwill impairment test in the fourth quarter of 2004 on its reporting units, using a September 30, 2004 measurement date, and has determined that each of its reporting units has a fair value in excess of its carrying value. Accordingly, no goodwill impairment has been recorded.

Other Intangible Assets
      The Company has other intangible assets which consist primarily of customer relationships and are generally recorded in connection with acquisitions at their fair value. Customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a ten-year period. Contractual relationships are generally amortized over their contractual life.
      During 2004 and 2003, in accordance with SFAS No. 144, the Company determined that the carrying value of certain of its intangible assets, software and license fees may not be recoverable and recorded an expense of $6.3 million and $7.9 million, respectively, relating to the impairment of these assets. Such expenses are included in other operating expenses in the Consolidated Statements of Earnings for the years ended December 31, 2004 and 2003.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized Software
      Capitalized software includes software acquired in business acquisitions, purchased software and internally developed capitalized software. Purchased software is recorded at cost and amortized using the straight-line method over a 3-year period and software acquired in a business acquisition is recorded at its fair value upon acquisition and amortized using straight-line and accelerated methods over its estimated useful life, generally 5 to 10 years. Capitalized computer software development costs are accounted for in accordance with either SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (SFAS No. 86), or with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. After the technological feasibility of the software has been established (for SFAS No. 86 software), or at the beginning of application development (for SOP No. 98-1 software), software development costs, which include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for SFAS No. 86 software), or prior to application development (for SOP No. 98-1 software), of a product are expensed as incurred and are not significant. The cost of internally developed computer software is amortized on a product-by-product basis commencing on the date of general release of the products (for SFAS No. 86 software) for internally developed software and the date of purchase for purchased software (for SOP No. 98-1 software). The capitalized cost of internally developed capitalized software (for SOP No. 98-1 software) is amortized on a straight-line basis over its estimated useful life, generally ten years. Software development costs (for SFAS No. 86 software) are amortized using the greater of (1) the straight-line method over its estimated useful life, which ranges from three to seven years or (2) the ratio of current revenues to total anticipated revenue over its useful life.
      At December 31, 2004 and December 31, 2003, capitalized software costs were $581.1 million, less accumulated amortization of $140.3 million and $344.0 million, less accumulated amortization of $53.9 million, respectively. The increase in capitalized software costs is due to the Company’s acquisitions in 2004 and 2003 (see Note B). Amortization expense relating to computer software was $85.9 million, $39.6 million and $13.7 million for the years ended 2004, 2003 and 2002, respectively.

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

Property and Equipment
      Property and equipment are recorded at cost, less depreciation. Depreciation is computed primarily using the straight-line method based on the estimated useful lives of the related assets: thirty years for buildings and three to seven years for furniture, fixtures and computer equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the applicable lease or the estimated useful lives of such assets.

Reserve for Claim Losses
      The Company’s reserve for claim losses includes known claims for title and specialty insurance as well as losses the Company expects to incur, net of recoupments. Each known claim is reserved based on a review by the Company as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims which are incurred but not reported are established at the time premium revenue is recognized based

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on historical loss experience and other factors, including industry trends, claim loss history, current legal environment, geographic considerations and type of policy written.
      The reserve for claim losses also includes reserves for losses arising from the escrow, closing and disbursement functions due to fraud or operational error.
      If a loss is related to a policy issued by an independent agent, the Company may proceed against the independent agent pursuant to the terms of the agency agreement. In any event, the Company may proceed against third parties who are responsible for any loss under the title insurance policy under rights of subrogation. See Note J.

Secured Trust Deposits
      In the state of Illinois, a trust company is permitted to commingle and invest customers’ assets with those of the Company, pending completion of real estate transactions. Accordingly, the Company’s Consolidated Balance Sheets reflects a secured trust deposit liability of $735.3 million and $671.9 million at December 31, 2004 and 2003, respectively, representing customers’ assets held by us and corresponding assets including cash and investments pledged as security for those trust balances.

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

Revenue Recognition
      Title Insurance Segment. Direct title insurance premiums and escrow and other title related fees are recognized as revenue at the time of closing of the related transaction as the earnings process is considered complete. Agency title insurance premiums are recognized as revenue when policies are reported to the Company and are recorded as revenue on a gross basis (before the deduction of agent commissions). In addition, the Company accrues for unreported agency title insurance premiums based on historical reporting patterns of its agents and current trends.
      Specialty Insurance Segment. Revenues from home warranty and personal lines insurance policies are recognized over the life of the policy, which is one year. Revenues and commissions related to the sale of flood insurance are recognized when the policy is reported.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Financial Institution Software and Services. In this segment, the Company recognizes revenues relating to bank processing services and mortgage processing services along with software licensing and software related services. Several of the Company’s contracts include a software license and one or more of the following services: data processing, development, implementation, conversion, training, programming, maintenance and application management. In some cases, these services are offered in combination with one another and in other cases the Company offers them individually. Revenues from bank and mortgage processing services are typically volume-based depending on factors such as the estimated number of accounts, transactions processed and computer resources utilized.
      The substantial majority of the revenues in this segment are from outsourced data processing and application management arrangements. Revenues from these arrangements are recognized as services are performed in accordance with SEC Staff Accounting Bulletin No. 104 (SAB No. 104), “Revenue Recognition” and related interpretations. SAB No. 104 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Revenue and deferred costs related to implementation, conversion and programming services associated with the Company’s data processing and application management agreements are deferred during the implementation phase and subsequently recognized using the straight-line method over the term of the related agreement. At each reporting period, the Company evaluates these deferred costs for impairment.
      In the event that the Company’s arrangements with its customers include more than one product or service, the Company determines whether the individual elements can be recognized separately in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. If all of the products and services are software related products and services as determined under American Institute of Certified Public Accountants’ Statement of Position 97-2 (SOP NO. 97-2), entitled Software Revenue Recognition, and SOP 98-9, entitled Modification of SOP NO. 97-2, Software Revenue Recognition, with Respect to Certain Transactions, the Company applies these pronouncements and related interpretations to determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units.
      The Company recognizes software license and maintenance fees as well as associated development, implementation, training, conversion and programming fees in accordance with SOP NO. 97-2 and SOP NO. 98-9. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable, provided that vendor-specific objective evidence, or VSOE, has been established for each element or for the undelivered elements. The Company determines the fair value of each element or the undelivered elements in multi-element software arrangements based on VSOE. If the arrangement is subject to accounting under SOP NO. 97-2, VSOE for each element is based on the price charged when the same element is sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value does not exist for one or more undelivered elements of a contract, then all revenue is deferred until all elements are delivered or fair value is determined for all remaining undelivered elements. Revenue from maintenance and support is recognized ratably over the term of the agreement. The Company records deferred revenue for maintenance amounts invoiced prior to revenue recognition.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      With respect to a small percentage of revenues, the Company uses contract accounting, as required by SOP NO. 97-2, when the arrangement with the customer includes significant customization, modification, or production of software. For elements accounted for under contract accounting, revenue is recognized in accordance with SOP 81-1, Accounting for Performance of Construction Type and Certain Production-Type Contracts, using the percentage-of-completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract can be made. Revenues in excess of billings on these agreements are recorded as unbilled receivables and is included in accounts receivable. Billings in excess of revenue recognized on these agreements are recorded as deferred revenue until revenue recognition criteria are met. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When the Company’s estimate indicates that the entire contract will be performed at a loss, a provision for the entire loss is recorded in that accounting period.
      Lender Outsourcing Solutions. In this segment, the Company recognizes revenues from loan facilitation services and default management services. Loan facilitation services of centralized title agency and closing services for various types of lenders. Revenues relating to centralized title agency and closing services are recognized at the time of closing of the related real estate transaction. Ancillary service fees are recognized when the service is provided. Default management services consist of services provided to assist customers through the default and foreclosure process, including property preservation and maintenance services (such as lock changes, window replacement, debris removal and lawn service), posting and publication of foreclosure and auction notices, title searches, document preparation and recording services, and referrals for legal and property brokerage services. Revenue derived from these services is recognized as the services are performed in accordance with SAB No. 104 as described above.
      Information Services. In this segment, the Company records revenue from providing data or data-related services. These services principally include appraisal and valuation services, property records information, real estate tax services, borrower credit and flood zone information and multiple listing software and services. Revenue derived from these services is recognized as the services are performed in accordance with SAB No. 104 as described above.
      The Company’s flood and tax units provide various services including life-of-loan monitoring services. Revenue for life-of-loan services is deferred and recognized ratably over the estimated average life of the loan service period, which is determined based on the Company’s historical experience. The Company evaluates its historical experience on a periodic basis, and adjusts the estimated life of the loan service period prospectively. Revenue derived from software and service arrangements is recognized in accordance with SOP No. 97-2. Revenues from other services in this segment are recognized as the services are performed in accordance with SAB No. 104 as described above.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the computation of basic and diluted earnings per share:

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Basic and diluted earnings	$740,962	$861,820	$531,717

Weighted average shares outstanding during the year, basic basis	171,014	148,275	131,135
Plus: Common stock equivalent shares assumed from conversion of options	4,986	4,896	4,736

Weighted average shares outstanding during the year, diluted basis	176,000	153,171	135,871

Basic earnings per share	$4.33	$5.81	$4.05

Diluted earnings per share	$4.21	$5.63	$3.91

      Options to purchase 1,419,052 shares, 1,759,782 shares and 93,665 shares of the Company’s common stock for the years ended December 31, 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period (see Note M):

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Net earnings, as reported	$740,962	$861,820	$531,717
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	13,522	5,906	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(15,227)	(14,484)	(13,509)

Pro forma net earnings	$739,257	$853,242	$518,208

Earnings per share:
Basic — as reported	$4.33	$5.81	$4.05
Basic — pro forma	$4.32	$5.75	$3.95
Diluted — as reported	$4.21	$5.63	$3.91
Diluted — pro forma	$4.19	$5.55	$3.81

Derivative Financial Instruments
      The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Company does not currently engage in any hedging activities and thus records all derivative financial instruments at fair value in the Consolidated Balance Sheet and all changes in fair value are recognized in realized gains and losses in the Consolidated Statement of Earnings. During 2004, the Company’s derivative financial instruments are limited to an investment in warrants to purchase common stock of Covansys Corporation (Covansys), an equity investee of the Company, and certain put and call options relating to the minority interest in certain majority-owned subsidiaries. The Company did not have any derivative activity during 2003 or 2002.

Foreign Currency Translation
      The functional currency for the foreign operations of the Company is either the U.S. Dollar or the local currency. For foreign operations where the local currency is the functional currency, the translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The unrealized gains and losses resulting from the translation are included in accumulated other comprehensive earnings in the Consolidated Statement of Stockholders’ Equity and are excluded from net earnings. Gains or losses resulting from foreign currency transactions are included in realized gains and losses and are insignificant in 2004, 2003 and 2002.

Share and Per Share Restatement
      On January 27, 2004, the Company declared a 10% stock dividend to stockholders of record on February 12, 2004, payable on February 26, 2004. On April 22, 2003, the Company declared a five-for-four (5:4) stock split payable May 23, 2003 to stockholders of record on May 9, 2003. On April 24, 2002, the Company declared a 10% stock dividend to stockholders of record on May 9, 2002, payable on May 23, 2002. The fair value of the additional shares of common stock issued in connection with the 10% stock dividends was

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
credited to additional paid-in capital and a like amount charged to retained earnings during 2004 and 2002. Fractional shares were paid in cash.
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

Certain Reclassifications
      Certain reclassifications have been made in the 2003 and 2002 Consolidated Financial Statements to conform to the classifications used in 2004.

B.	Acquisitions
      The results of operations and financial position of the entities acquired during any year are included in the Consolidated Financial Statements from and after the date of acquisition. The Company generally employs an outside third party valuation firm to value the identifiable intangible and tangible assets and liabilities of each of its acquisitions. Based on this valuation any differences between the fair value of the indentifiable assets and liabilities and the purchase price paid is recorded as goodwill.

ALLTEL Information Services, Inc.
      On January 28, 2003, the Company entered into a stock purchase agreement with ALLTEL Corporation, Inc., a Delaware corporation (“ALLTEL”), to acquire from ALLTEL its financial services division, ALLTEL Information Services, Inc. (“AIS”). On April 1, 2003, the Company closed the acquisition and subsequently renamed the division Fidelity Information Services (“FI”). FI is one of the largest providers of information-based technology solutions and processing services to the mortgage and financial services industries.
      The Company acquired FI for approximately $1,069.6 million (including the payment for certain working capital adjustments and estimated transaction costs), consisting of $794.6 million in cash and $275.0 million of the Company’s common stock. The Company funded the cash portion of the purchase price through the issuance of $250.0 million aggregate principal amount of 5.25% notes due March 15, 2013 (See Note H), and $544.6 million in available cash. The stock portion of the purchase price resulted in the issuance of 11,206,692 shares of the Company’s common stock to ALLTEL.
      In connection with the closing of the acquisition, the Company entered into a stockholder’s agreement, a non-competition agreement and certain transition agreements with ALLTEL. The stockholder’s agreement: (1) restricted the sale by ALLTEL of the Company’s common stock received in the transaction for a period of one year unless the Company consented to such sale or transfer or certain events set forth in the stockholder’s agreement with ALLTEL and the Company occur prior to the expiration of the one-year lock-up, (2) grants ALLTEL the right to designate one nominee to the Company’s Board of Directors, so long as it continues to hold at least 50% of the shares of the Company’s common stock received in the transaction, and (3) grants ALLTEL certain registration rights with respect to the Company’s common stock it receives in the transaction. The non-competition agreement prohibits, with certain exceptions, ALLTEL and its affiliates

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
from engaging in the business relating to the assets acquired by the Company for a period of two years after the transaction.
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

InterCept, Inc.
      On November 8, 2004, the Company acquired all of the outstanding stock of InterCept, Inc. (“InterCept”) for $18.90 per share. The total purchase price was approximately $419.4 million and was paid by $407.3 million of cash with the remaining purchase price relating to the issuance of Company options for vested InterCept options. InterCept provides both outsourced and in-house, fully integrated core banking solutions for community banks, including loan and deposit processing and general ledger and financial accounting operations. InterCept also operates significant item processing and check imaging operations, providing imaging for customer statements, clearing and settlement, reconciliation and automated exception processing in both outsourced and in-house relationships for customers.
      The assets acquired and liabilities assumed in the InterCept acquisition were as follows (dollars in thousands):

Tangible and amortizable intangible assets acquired at fair value	$191,437
Goodwill	291,525
Liabilities assumed at fair value	(63,603)

Total purchase price	$419,359

Aurum Technology, Inc.
      On March 11, 2004, FNF acquired Aurum Technology, Inc. (Aurum) for $306.4 million, comprised of $185.0 million in cash and the issuance of 3,144,390 shares of FNF’s common stock valued using closing prices two days before and after the valuation date, which was $121.4 million. Aurum is a provider of outsourced and in-house information technology solutions for the community bank and credit union markets.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The assets acquired and liabilities assumed in the Aurum acquisition were as follows (dollars in thousands):

Tangible and amortizable intangible assets acquired at fair value	$112,561
Goodwill	252,115
Liabilities assumed at fair value	(58,307)

Total purchase price	$306,369

Sanchez Computer Associates, Inc.
      On April 14, 2004, FNF acquired Sanchez Computer Associates, Inc. (Sanchez) for $183.7 million, comprised of $88.1 million in cash and the issuance of 2,267,290 shares of FNF’s common stock valued using closing prices two days before and after the valuation date, which was approximately $88.1 million with the remaining purchase price of $7.5 million relating to the issuance of the Company’s stock options for vested Sanchez stock options. Sanchez develops and markets scalable and integrated software and services that provide banking, customer integration, outsourcing and wealth management solutions to financial institutions in several countries. Sanchez’ primary application offering is Sanchez Profiletm, a real-time, multi- currency, strategic core banking deposit and loan processing system that can be utilized on both an outsourced and in-house basis.
      The assets acquired and liabilities assumed in the Sanchez acquisition were as follows (dollars in thousands):

Tangible and amortizable intangible assets acquired at fair value	$80,425
Goodwill	125,314
Liabilities assumed at fair value	(22,069)

Total purchase price	$183,670

Kordoba
      On September 30, 2004, FNF acquired a 74.9% interest in KORDOBA Gesellschaft fur Bankensoftware mbH & Co. KG, Munich, or Kordoba, a provider of core processing software and outsourcing solutions to the German banking market, from Siemens Business Services GmbH & Co. OHG (Siemans). The acquisition price was $123.6 million in cash. The Company recorded the Kordoba acquisition based on its proportional share of the fair value of the assets and liabilities assumed on the purchase date.
      The assets acquired and liabilities assumed in the Kordoba acquisition were as follows (dollars in thousands):

Tangible and amortizable intangible assets acquired at fair value	$122,663
Goodwill	105,582
Liabilities assumed at fair value	(104,661)

Total purchase price	$123,584

American Pioneer Title Insurance Company
      On March 22, 2004, the Company acquired American Pioneer Title Insurance Company (“APTIC”) for $115.2 million in cash, subject to certain equity adjustments. APTIC is a 45-state licensed title insurance underwriter with significant agency operations and computerized title plant assets in the state of Florida. APTIC operates under the Company’s Ticor Title brand.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The assets acquired and liabilities assumed in the APTIC acquisition were as follows (dollars in thousands):

Tangible and amortizable intangible assets acquired at fair value	$125,346
Goodwill	34,505
Liabilities assumed at fair value	(44,663)

Total purchase price	$115,188

Fidelity National Information Solutions, Inc.
      On September 30, 2003, the Company acquired the outstanding minority interest of FNIS, its majority-owned real estate information services public subsidiary that provides property data and real-estate related services, whereby FNIS became a wholly-owned subsidiary of the Company. In the acquisition, each share of FNIS common stock (other than FNIS common stock the Company already owned) was exchanged for 0.83 shares of the Company’s common stock. The Company issued 14,292,858 shares of its common stock to FNIS stockholders in the acquisition. The Company has allocated $154.8 million of the purchase price to goodwill and $88.9 million of the purchase price to other intangible assets and capitalized software based on studies and valuations that are finalized.
      The acquisition of the minority interest of FNIS on September 30, 2003 allowed the Company to further capitalize on the significant technology resources of FI, which the Company acquired on April 1, 2003, by combining all technology resources within one integrated organization. The Company’s data center activities have historically been managed by FNIS. However, with the acquisition of the minority interest of FNIS, the Company has migrated substantially all of its data center activities from FNIS to the existing FI platforms as of September 30, 2003.
      The assets acquired and liabilities assumed in the FNIS minority interest acquisition were as follows (dollars in thousands):

Tangible and amortizable intangible assets acquired at fair value	$88,896
Goodwill	154,831
Liabilities assumed at fair value	—

Total purchase price	$243,727

      Selected unaudited pro forma combined results of operations for the years ended December 31, 2004 and 2003, assuming the above acquisitions had occurred as of January 1, 2003, and using actual general and administrative expenses prior to the acquisition, are set forth below:

	Year Ended December 31,

	2004(a)	2003(a)

Total revenue	$8,668,885	$8,712,941
Net earnings	$723,936	$863,458
Basic earnings per share	$4.19	$5.15
Diluted earnings per share	$4.07	$4.99

(a)	Impact of full year 2004 for Kordoba is approximately $93.2 million and $15.5 million in total revenue and net earnings, respectively and comparable information is not available for 2003 that is in conformity with U.S. generally accepted accounting principles.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Transactions:

ClearPar
      On December 13, 2004, the Company acquired ClearParSM, LLC (“ClearPar”), a provider of a web-based commercial loan settlement system servicing the primary syndication and secondary loan trading markets. The acquisition price was $24.5 million in cash.

Covansys Corporation
      On September 15, 2004, FNF acquired 11 million shares of common stock and warrants to purchase 4 million additional shares of Covansys Corporation (Covansys), a publicly traded U.S.-based provider of application management and offshore outsourcing services with India based operations for $121.0 million in cash. FNF subsequently contributed the common stock and warrants to the Company which resulted in the Company owning approximately 29% of the common stock of Covansys. The Company will account for the investment in common stock using the equity method of accounting and will account for the warrants under SFAS No. 133. Under SFAS No. 133, the investment in warrants are considered derivative instruments and have been recorded at a fair value of approximately $23.5 million on the date of acquisition. The Company has also recorded a gain of $16.2 million on the increase in fair value of the warrants through December 31, 2004 which is reflected in the Consolidated Statement of Earnings in realized gains and losses. The Company also entered into a master service provider agreement with Covansys which requires the Company to purchase a minimum of $150 million in services over a five year period expiring June 30, 2009 or be subject to certain penalties if certain spending thresholds are not met. The Company is subject to penalties aggregating $8.0 million in the event that certain annual thresholds are not met and a final penalty equal to 6.67% of the unmet commitment.

Geotrac, Inc.
      On July 2, 2004, the Company acquired 100% of Geotrac, Inc. (“Geotrac”), a flood zone monitoring services provider for $40 million in cash.

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

C.	Investments
      The carrying amounts and fair values of the Company’s fixed maturity securities at December 31, 2004 and 2003 are as follows:

	December 31, 2004

			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value

	(Dollars in thousands)
Fixed maturity investments (available for sale):
U.S. government and agencies	$765,483	$767,675	$1,177	$(3,369)	$765,483
States and political subdivisions	1,048,958	1,039,740	12,386	(3,168)	1,048,958
Corporate debt securities	423,073	427,531	323	(4,781)	423,073
Foreign government bonds	4,189	4,178	11	—	4,189
Mortgage-backed securities	90,528	90,353	372	(197)	90,528

	$2,332,231	$2,329,477	$14,269	$(11,515)	$2,332,231

	December 31, 2003

			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value

	(Dollars in thousands)
Fixed maturity investments (available for sale):
U.S. government and agencies	$522,376	$515,149	$7,339	$(112)	$522,376
States and political subdivisions	561,337	541,080	20,448	(191)	561,337
Corporate debt securities	544,218	543,276	2,178	(1,236)	544,218
Foreign government bonds	3,536	3,522	14	—	3,536
Mortgage-backed securities	64,767	63,400	1,367	—	64,767

	$1,696,234	$1,666,427	$31,346	$(1,539)	$1,696,234

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The change in unrealized gains (losses) on fixed maturities for the years ended December 31, 2004, 2003, and 2002 was $(27.1) million, $(22.4) million and $27.3 million, respectively.
      The following table presents certain information regarding contractual maturities of the Company’s fixed maturity securities at December 31, 2004:

	December 31, 2004

	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total

	(Dollars in thousands)
One year or less	$357,956	15.4%	$358,246	15.3%
After one year through five years	1,171,776	50.3	1,172,345	50.3
After five years through ten years	435,776	18.7	437,316	18.8
After ten years	273,616	11.7	273,796	11.7
Mortgage-backed securities	90,353	3.9	90,528	3.9

	$2,329,477	100.0%	$2,332,231	100.0%

Subject to call	$274,437	11.8%	$276,970	11.9%

      Fixed maturity securities valued at approximately $86.6 million and $79.8 million were on deposit with various governmental authorities at December 31, 2004 and 2003, respectively, as required by law.
      Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
      Equity securities at December 31, 2004 and 2003 consist of investments in various industry groups as follows:

	December 31,

	2004		2003

		Fair		Fair
	Cost	Value	Cost	Value

		(Dollars in thousands)
Banks, trust and insurance companies	$1	$5	$1	$5
Industrial, miscellaneous and all other	128,779	135,460	57,917	70,613

	$128,780	$135,465	$57,918	$70,618

      The carrying value of the Company’s investment in equity securities is fair value. As of December 31, 2004, gross unrealized gains and gross unrealized losses on equity securities were $10.2 million and $3.5 million, respectively. Gross unrealized gains and gross unrealized losses on equity securities were $13.0 million and $0.3 million, respectively, as of December 31, 2003.
      The change in unrealized gains (losses) on equity securities for the years ended December 31, 2004, 2003 and 2002 was $(6.0) million, $0.5 million and $9.0 million, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Interest and investment income consists of the following:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Cash and cash equivalents	$3,262	$2,002	$1,691
Fixed maturity securities	58,960	47,335	57,017
Equity securities	474	1,774	1,662
Short-term investments	6,735	7,500	11,637
Notes receivable	1,443	1,734	2,570

	$70,874	$60,345	$74,577

      Net realized gains amounted to $37.0 million, $106.4 million and $15.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Included in 2004 were gains related to the Company’s investment in Covansys warrants of $16.2 million. Included in 2003 net realized gains is a $51.7 million realized gain as a result of InterActive Corp’s acquisition of Lending Tree Inc. and the subsequent sale of the Company’s InterActive Corp common stock and a realized gain of $25.0 million on the sale of New Century Financial Corporation common stock. Included in 2002 net realized gains are other-than-temporary impairment losses of $11.3 million recorded on CKE Restaurants, Inc. during the fourth quarter of 2002 and $3.3 million recorded on MCI WorldCom bonds in the second quarter of 2002.
      During the years ended December 31, 2004, 2003 and 2002, gross realized gains on sales of fixed maturity securities considered available for sale were $8.9 million, $18.5 million and $26.1 million, respectively; and gross realized losses were $0.2 million, $2.2 million and $7.7 million, respectively. Gross proceeds from the sale of fixed maturity securities considered available for sale amounted to $2,305.8 million, $1,451.7 million and $776.9 million during the years ended December 31, 2004, 2003 and 2002, respectively.
      During the years ended December 31, 2004, 2003 and 2002, gross realized gains on sales of equity securities considered available for sale were $65.8 million, $104.1 million and $26.6 million, respectively; and gross realized losses were $52.3 million, $8.1 million and $53.9 million, respectively. Gross proceeds from the sale of equity securities amounted to $723.9 million, $793.4 million and $351.4 million during the years ended December 31, 2004, 2003 and 2002, respectively.
      Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 were as follows:

	Less than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government and agencies	$651,669	$(3,102)	$46,279	$(267)	$697,948	$(3,369)
States and political subdivisions	309,881	(2,678)	41,718	(490)	351,599	(3,168)
Mortgage-backed securities	26,384	(197)	—	—	26,384	(197)
Corporate debt securities	267,984	(2,845)	129,251	(1,936)	397,235	(4,781)
Equity securities	75,442	(2,179)	28,887	(1,332)	104,329	(3,511)

Total temporary impaired securities	$1,331,360	$(11,001)	$246,135	$(4,025)	$1,577,495	$(15,026)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2004, the Company incurred an impairment charge relating to one investment that it determined to be other than temporarily impaired, which resulted in a charge of $8.0 million. Unrealized losses relating to U.S. government, state and political subdivisions and corporate securities were caused by interest rate increases. Since the decline in fair value of these investments is attributable to changes in interest rates and not credit quality, and the Company has the intent and ability to hold these securities, the Company does not consider these investments other-than-temporarily impaired.

D.	Property and Equipment
      Property and equipment consists of the following:

	December 31,

	2004	2003

	(Dollars in thousands)
Land	$14,582	$15,487
Buildings	110,603	89,893
Leasehold improvements	88,120	69,958
Furniture, fixtures and equipment	544,676	389,954

	757,981	565,292
Accumulated depreciation and amortization	(372,979)	(247,479)

	$385,002	$317,813

E.	Goodwill
      Goodwill consists of the following:

		Financial
		Institution	Lender			Corporate
	Title and	Software and	Outsourcing	Information	Specialty	and
	Escrow	Services	Solutions	Services	Insurance	Other	Total

	(Dollars in thousands)
Balance, December 31, 2002	$806,918	$39,424	$28,369	$109,265	$7,944	$4,693	$996,613
Goodwill acquired during the year	110,548	521,273	57,464	227,501	10,225	2,854	929,865

Balance, December 31, 2003	917,466	560,697	85,833	336,766	$18,169	$7,547	1,926,478
Goodwill acquired during the year	39,615	793,875	(3,564)	42,374	4,500	(5,029)	871,771

Balance, December 31, 2004	$957,081	$1,354,572	$82,269	$379,140	$22,669	$2,518	$2,798,249

F.	Other Intangible Assets
      Other intangible assets consist of the following:

	December 31,

	2004	2003

	(Dollars in thousands)
Customer relationships	$654,069	$428,008
Contracts	165,905	127,428
Other	56,424	54,642

	876,398	610,078
Accumulated amortization	(204,213)	(80,138)

	$672,185	$529,940

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortization expense for amortizing intangible assets was $124.1 million, $115.4 million and $6.1 million for the years ended December 31, 2004, 2003 and 2002, respectively, and is amortized over a period of 5 to 20 years. Estimated amortization expense for the next five years is $134.8 million in 2005, $118.5 million in 2006, $100.7 million in 2007, $83.7 million in 2008 and $61.4 million in 2009.

G.	Accounts Payable and Accrued Liabilities
      Accounts payable and accrued liabilities consist of the following:

	December 31,

	2004	2003

	(Dollars in thousands)
Salaries and incentives	$268,483	$233,649
Accrued benefits	247,939	193,257
Trade accounts payable	80,647	128,808
Accrued recording fees and transfer taxes	49,207	53,276
Accrued premium taxes	29,740	37,832
Other accrued liabilities	272,866	168,355

	$948,882	$815,177

H.	Notes Payable
      Notes payable consist of the following:

	December 31,

	2004	2003

	(Dollars in thousands)
Syndicated credit agreement, unsecured, interest due quarterly at LIBOR plus 0.50% (2.92% at December 31, 2004), unused portion of $300,000 at December 31, 2004	$400,000	$75,000
Syndicated credit agreement, unsecured, interest due quarterly at LIBOR plus 0.50% (2.92% at December 31, 2004), unused portion of $90,000 at December 31, 2004	410,000	—
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	249,337	249,236
Unsecured notes net of discount, interest payable semi-annually at 5.25%, due March 2013	248,462	248,274
Other promissory notes with various interest rates and maturities	62,757	86,676

	$1,370,556	$659,186

      The carrying value of the Company’s notes payable, excluding lease-backed notes payable, was approximately $35.0 million lower than its estimated fair value at December 31, 2004. At December 31, 2003, the carrying value of the Company’s outstanding notes payable, excluding lease-backed notes, was approximately $31.4 million lower than its estimated fair value. The fair value of the Company’s unsecured notes payable is based on established market prices for the securities on December 31, 2004 and 2003. The fair value of the Company’s remaining fixed rate and variable rate notes payable is estimated using discounted cash flow analyses based on current market interest rates and comparison of interest rates being paid to the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On November 8, 2004, the Company through one of its subsidiaries, entered into a new credit agreement providing for a $500.0 million, 5-year revolving credit facility due November 8, 2009. The facility provides an option to increase the size of the credit facility an additional $100.0 million. The new credit agreement bears interest at a variable rate based on leverage and is unsecured. The current interest rate under the new credit agreement is LIBOR plus 0.50%. In addition, the Company will pay a 0.15% commitment fee on the entire facility. On November 8, 2004 the Company drew down approximately $410 million to fund the acquisition of InterCept. On March 9, 2005, the Company paid down this facility and terminated the agreement (see Note R).
      During 2003, the Company entered into a credit agreement providing for a $700.0 million, 5-year revolving credit facility due November 4, 2008. The credit agreement bears interest at a variable rate based on the debt ratings assigned to the Company by certain independent agencies, and is unsecured. The current interest rate under the new credit agreement is LIBOR plus 0.50%. In addition, the Company pays a 0.15% facility fee on the entire facility.
      The credit agreement and other debt facilities impose certain affirmative and negative covenants on the Company relating to current debt ratings, certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions and restricted payments, and certain dividend restrictions. The Company is in compliance with all of its debt covenants as of December 31, 2004.
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
      Principal maturities at December 31, 2004, are as follows (dollars in thousands):

2005	$35,861
2006	10,000
2007	16,514
2008	400,298
2009	410,084
Thereafter	497,799

$1,370,556

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

I.	Income Taxes
      Income tax expense consists of the following:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Current	$427,623	$449,172	$266,913
Deferred	10,491	90,671	39,555

	$438,114	$539,843	$306,468

      Total income tax expense for the years ended December 31 was allocated as follows (in thousands):

	2004	2003	2002

Statement of earnings	$438,114	$539,843	$306,468

Other comprehensive income:
Changes in unrealized foreign currency translation gains	741	(326)	972
Minimum pension liability adjustment	(6,909)	(6,401)	(10,170)
Unrealized gains on investment securities:
Unrealized holding gains (losses) arising during the year	5,720	37,223	11,045
Reclassification adjustment for realized (gains) losses included net earnings	(17,770)	(45,034)	3,522

Total income tax expense (benefit) allocated to other comprehensive income	(18,218)	(14,538)	5,369
Additional paid-in capital (exercise of stock options)	(36,085)	(18,914)	(21,329)

Total income taxes	$383,811	$506,391	$290,508

      A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended
	December 31,

	2004	2003	2002

Federal statutory rate	35.0%	35.0%	35.0%
Federal benefit of state taxes	(1.2)	(1.2)	(0.9)
Tax exempt interest income	(0.8)	(0.5)	(0.8)
State income taxes	3.5	3.4	2.6
Non-deductible expenses	0.5	0.9	0.2
Foreign taxes, net of credit	—	0.2	—
Other	—	0.2	(0.1)

	37.0%	38.0%	36.0%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The significant components of deferred tax assets and liabilities at December 31, 2004 and 2003 consist of the following:

	December 31,

	2004	2003

	(Dollars in thousands)
Deferred Tax Assets:
Employee benefit accruals	$99,725	$56,802
Net operating loss carryforward	54,159	17,004
Deferred revenue	31,991	23,199
Pension	24,850	25,461
Accrued liabilities	16,006	14,432
State income taxes	11,777	15,165
Other	5,706	15,801
Lease accounting	130	4,074
Insurance reserve discounting	—	25,443

	244,344	197,381
Less: Valuation allowance	(3,036)	(2,845)

Total deferred tax assets	241,308	194,536

Deferred Tax Liabilities:
Amortization of goodwill and intangible assets	(148,596)	(113,162)
Title plant	(59,285)	(54,758)
Other	(54,764)	(75,407)
Depreciation	(48,659)	(21,463)
Insurance reserve discounting	(20,522)	—
Investment securities	(7,677)	(8,810)
Bad debts	(4,972)	(5,160)

Total deferred tax liabilities	(344,475)	(278,760)

Net deferred tax liability	$(103,167)	$(84,224)

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
      At December 31, 2004 and December 31, 2003, the Company has a net operating loss carryforward of $146.1 million and $45.2 million and a foreign tax credit carryforward of $2.1 million and $2.8 million, respectively. There is a full valuation against the foreign tax credit carryovers for each year. The net operating losses expire between 2019 and 2024 and the foreign tax credits expire between 2005 and 2008.
      Tax benefits of $36.1 million, $18.9 million and $21.3 million associated with the exercise of employee stock options and the vesting of restricted stock grants were allocated to stockholders’ equity for the years ended December 31, 2004, 2003 and 2002, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of January 1, 2005 the Internal Revenue Service has selected the Company to participate in a new pilot program (Compliance Audit Program or CAP) that is a real-time audit for 2005 and future years. The Internal Revenue Service is also currently examining the Company’s tax returns for years 2003 and 2002. Management believes the ultimate resolution of this examination will not result in a material adverse effect to the Company’s financial position or results of operations.

J.	Summary of Reserve for Claim Losses
      A summary of the reserve for claim losses for title and specialty insurance follows:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Beginning balance	$943,704	$888,784	$881,089
Reserves assumed(1)	38,597	8,622	—
Claim loss provision related to:
Current year	299,142	249,320	209,134
Prior years	(17,018)	14,089	(29,842)

Total claim loss provision	282,124	263,409	179,292
Claims paid, net of recoupments related to:
Current year	(30,894)	(16,246)	(11,137)
Prior years	(235,361)	(200,865)	(160,460)

Total claims paid, net of recoupments	(266,255)	(217,111)	(171,597)

Ending balance	$998,170	$943,704	$888,784

Provision for claim losses as a percentage of title and specialty insurance premiums	5.9%	5.6%	5.0%

Ending balance claim losses reserve for title insurance only	$987,076	$940,217	$887,973

Provision for claim losses as a percentage of title insurance premiums only	5.5%	5.4%	5.0%

(1)	The Company assumed APTIC’s outstanding reserve for claim losses in connection with its acquisition in 2004. The Company assumed LSI’s and ANFI’s outstanding reserve for claim losses in connection with their acquisitions in 2003.
      The title loss provision in the current year reflects a higher estimated loss for the 2004 policy year offset in part by a favorable adjustment from previous policy years. Consistent with 2002, the favorable adjustment was attributable to lower than expected payment levels on previous issue years that included periods of increased resale activity as well as a high proportion of refinance business. As a result, title policies issued in previous years have been replaced by the more recently issued policies, therefore generally terminating much of the loss exposure on the previously issued policies. The unfavorable development during 2003 reflects the higher than expected payment levels on previously issued policies.

K.	Commitments and Contingencies
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
      In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages which the Company accrued for if the Company believes the amount to be estimable and probable. The Company believes that no actions, other than those listed below, depart from customary litigation incidental to its business and that the resolution of all pending and threatened litigation will not have a material effect on its results of operations, financial position or liquidity.
      The Company was named in five class action lawsuits alleging irregularities and violations of law in connection with title and escrow practices. The Company, along with the State of California, plaintiff in the lead case, successfully resolved our differences concerning representations made during the settlement process. A stipulated amendment to the previously entered stipulated final judgment was filed with the court resulting in a final resolution of this lawsuit. Pursuant to agreements with counsel and the parties to two of the cases filed by private parties their suits will also be settled. The process to secure court approval for those settlements has begun. The remaining two lawsuits have been stayed pending final disposition of the settled lawsuits. The Company believes that the two stayed lawsuits will be dismissed or settled upon the final disposition of the three settled lawsuits.
      Several class actions are pending alleging improper rates were charged for title insurance. Four class action cases were filed in New York and have been consolidated for further proceedings. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. These actions were settled in the fall of 2004, and the court has granted preliminary approval of the settlement. A similar suit in Minnesota was also settled. Similar allegations have been made in class actions filed in Ohio, Pennsylvania, and Florida. Recently, the court refused to certify a class in one of the Ohio actions. Two class actions, one in California and one in Michigan allege the company violated the Real Estate Settlement Procedures Act (“RESPA”) and state law by giving favorable discounts or rates to builders and developers. The actions seek refunds of the premiums charged and additional damages. The Company intends to vigorously defend these actions.
      Several class actions are pending alleging that the Company imposed improper charges in closing real estate transactions. A class action pending in New Jersey alleges the company has charged twice for fees to record satisfactions of mortgages, and charged for satisfactions that were not recorded. This case has been settled and the court has granted tentative approval of the settlement. Class actions making similar allegations were recently filed in Tennessee, Arkansas and New York. Two other class actions pending in Indiana allege that the Company overcharged recording fees. The Company intends to vigorously defend the pending actions.
      A class action in Arkansas alleges that the issuance of title commitments, policies and actions taken in aid of clearing title by title companies is the unauthorized practice of law. This case was dismissed by the trial court for lack of jurisdiction reasoning the dispute could only be brought before the Arkansas Committee on the Unauthorized Practice of Law. The Arkansas Supreme Court recently reversed the holding of the trial court asserting that the trial court had concurrent jurisdiction, and remanded the matter back to the trial court. The Company will continue to vigorously defend this action. Two class actions were recently filed in

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Georgia alleging that we were complicit with lenders in denying borrowers their right to representation of counsel at the closing of their consumer loans, and engaged in the unauthorized practice of law. One of those cases was settled, and the Company intends to vigorously defend the other.
      A class action is pending in California alleging that the Company violated the Telephone Consumer Protection Act by sending unsolicited facsimile advertising. Plaintiffs seek statutory damages. A class was certified in April 2004. The Company intends to vigorously defend this action.
      A threatened regulatory enforcement action initiated by the Office of the Comptroller of Currency of the U.S. Treasury Department in conjunction with the Office of Thrift Supervision of the U.S. Treasury Department, the U.S. Department of Housing and Urban Development and the Texas Department of Insurance based on alleged violations of the Real Estate Settlement Procedures Act (“RESPA”) has been settled by payment of a civil fine and an agreement to change certain policies and procedures.
      In the fall of 2004, the California Department of Insurance began its investigation into reinsurance practices in the title insurance industry. This investigation paralleled the inquiries of the National Association of Insurance Commissioners, which has been looking into this topic for approximately one year. Other state insurance departments also have made formal or informal inquiries to us regarding these matters. The Company has been cooperating and intends to continue to cooperate with these investigations. The Company has discontinued all reinsurance agreements of the type the investigations cover. The amount of premiums the Company ceded to reinsurers has been approximately $10 million over the existence of these agreements. These investigations are at an early stage and as a result the Company is unable to give any absolute assurance regarding their consequences for the industry or for it.
      The California Department of Insurance also announced its intent to examine levels of pricing and competition in the title insurance industry in California. Other states could follow with similar inquiries. At this stage, we are unable to predict what the outcome will be of this or any similar review.
      In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. The Company has a contingent liability relating to proper disposition of these balances for our customers, which amounted to $8.8 billion at December 31, 2004. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2004 and 2003 related to these arrangements.
      The Company leases certain of its premises and equipment under leases which expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years.
      Future minimum operating lease payments are as follows (dollars in thousands):

2005	$162,292
2006	133,761
2007	104,622
2008	71,644
2009	44,173
Thereafter	55,990

Total future minimum operating lease payments	$572,482

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Rent expense incurred under operating leases during the years ended December 31, 2004, 2003 and 2002, was $197.3 million, $165.9 million and $126.0 million, respectively.
      On June 29, 2004, the Company entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that will be part of the Company’s corporate campus and headquarters. The lease expires on September 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of December 31, 2004, approximately $10.0 million had been drawn on the facility to finance land costs and related fees and expenses. The leases include guarantees by us for a substantial portion of the financing, and options to purchase the facilities at the outstanding lease balance; the maximum guarantee is 86.5% of the outstanding lease balance. The guarantee becomes effective if the Company declines to purchase the facilities at the end of the lease and also declines to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The Company has no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and its transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in other operating expenses in the Consolidated Statements of Earnings after the end of the construction period.
      The Company does not believe the lessor is a variable interest entity, as defined in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”). In addition, the Company has verified that even if the lessor was determined to be a variable interest entity, the Company would not have to consolidate the lessor nor the assets and liabilities associated with the assets leased to the Company. This is because the assets leased by the Company will not exceed 50% of the total fair value of the lessor’s assets excluding any assets that should be excluded from such calculation under FIN 46, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding.
      In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2004 or December 31, 2003 related to these arrangements.

L.	Regulation and Stockholders’ Equity
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
      Pursuant to statutory accounting requirements of the various states in which the Company’s title insurance subsidiaries are licensed, they must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten or the age and dollar amount of statutory premiums written. As of December 31, 2004,

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the combined statutory unearned premium reserve required and reported for the Company’s title insurance subsidiaries was $1,180.6 million.
      The insurance commissioners of their respective states of domicile regulate the Company’s title insurance subsidiaries. Regulatory examinations usually occur at three-year intervals, and certain of these examinations are currently ongoing.
      The Company’s insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2004, $1,731.3 million of the Company’s net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2005, the Company’s title insurance subsidiaries can pay or make distributions to the Company of approximately $209.8 million.
      The combined statutory capital and surplus of the Company’s title insurance subsidiaries was $892.6 million, $879.0 million and $612.6 million as of December 31, 2004, 2003 and 2002, respectively. The combined statutory earnings of the Company’s title insurance subsidiaries were $369.5 million, $480.0 million and $162.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      As a condition to continued authority to underwrite policies in the states in which the Company’s title insurance subsidiaries conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, the Company’s escrow and trust business is subject to regulation by various state banking authorities.
      Pursuant to statutory requirements of the various states in which the Company’s title insurance subsidiaries are domiciled, they must maintain certain levels of minimum capital and surplus. Each of the Company’s title underwriters has complied with the minimum statutory requirements as of December 31, 2004.
      The Company’s underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth of $7.5 million, $2.5 million, $3.0 million and $400 thousand is required for Fidelity National Title Company, Fidelity National Title Company of California, Chicago Title Company and Ticor Title Company of California, respectively. The Company is in compliance with all of its respective minimum net worth requirements at December 31, 2004.
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
      On April 24, 2002, the Company’s Board of Directors approved a three-year stock repurchase program. Purchases were made by the Company from time to time in the open market, in block purchases or in privately negotiated transactions. From May 15, 2002, through December 31, 2002, the Company repurchased a total of 2,798,358 shares of common stock for $61.2 million, or an average price of $21.87. The amount repurchased includes 604,546 shares of common stock purchased from certain of the Company’s officers and directors during the third quarter of 2002, of which 228,181 shares were accepted as full payment for certain notes receivable, including accrued interest. In December 2002, the Company retired 774,908 of these shares held as treasury stock, totaling $14.3 million. For the year ended December 31, 2003, the Company repurchased 1,775,400 shares of common stock for $45.4 million, or an average price of $25.60. In the fourth quarter of 2003, the Company retired 989,450 of these shares held as treasury stock, totaling $27.3 million. As

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a result of the increased cash dividend per share, the Company decided to suspend this stock repurchase program effective July 23, 2003; however, effective December 18, 2003, the stock repurchase program was reinstated. From January 1, 2004 through December 31, 2004, the Company repurchased a total of 430,500 shares of common stock for $16.5 million, or an average price of $38.33. Additionally, on December 13, 2004, we entered into an agreement to repurchase 2,530,346 shares of Company common stock from Willis Stein & Partners (“Willis Stein”) and J.P. Morgan Chase, as escrow agent for the former stockholder of Aurum. We acquired Aurum in March 2004. The purchase price per share of $44.35 was a discount to the closing price of the Company’s common stock on December 13, 2004.
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

M.	Employee Benefit Plans

Stock Purchase Plan
      In 1987, stockholders approved the adoption of an Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, shares of the Company’s common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. The Company contributes varying amounts as specified in the ESPP. During the years ended December 31, 2004, 2003 and 2002, 1,413,950, 1,315,065 and 980,837 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $37.86, $27.46 and $20.57 per share, respectively. The Company contributed $16.5 million or the equivalent of 438,264 shares for the year ended December 31, 2004; $9.2 million or the equivalent of 336,234 shares for the year ended December 31, 2003 and $7.5 million or the equivalent of 366,765 shares for the year ended December 31, 2002 in accordance with the employer’s matching contribution.

401(k) Profit Savings Plan
      The Company offers its employees the opportunity to participate in the Fidelity National Financial, Inc. 401(k) Profit Sharing Plan (“401(k) Plan”), a qualified voluntary contributory savings plan, which is available to substantially all Fidelity employees. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company matches 50% of each dollar of employee contribution up to six percent of the employee’s total compensation. The Company’s cost for the 401(k) Plan for the years ended December 31, 2004, 2003 and 2002 was $23.9 million, $22.3 million and $17.5 million, respectively.

Stock Option Plans
      The Company’s 1987 Stock Option Plan expired in December 1997. Options generally had a term of five to 11 years from date of grant, became exercisable at the discretion of the Board of Directors and were priced

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
at not less than the fair market value on the date of grant. A total of 212,695 stock options were outstanding as of December 31, 2004. No further awards may be granted under this plan.
      The Company’s 1991 Stock Option Plan (“1991 Plan”) expired in March 2001. Options generally had a term of 12 years from the date of grant and were exercisable subject to the terms and conditions set by the Board of Directors. The price per share was determined at the date of grant and may be less than the fair market value of the common stock at the date of grant to reflect the application of the optionee’s deferred bonus, if applicable. The 1991 Plan allows for exercise prices with a fixed discount from the quoted market price. A total of 560,058 stock options were outstanding as of December 31, 2004. No further awards may be granted under this plan.
      The Company’s 1993 Stock Plan (“1993 Plan”) expired in June 2003. Options generally had a term of 10 years from the date of grant and were exercisable subject to the terms and conditions set by the Board of Directors. The per share option price was determined at the date of grant, provided that the price for incentive stock options shall not be less than 100% of their market value or award stock shares. A total of 594,787 stock options were outstanding as of December 31, 2004. No further awards may be granted under this plan.
      In connection with the 1998 acquisition of FNF Capital, Inc. (formerly known as “Granite”), which was accounted for as a pooling-of-interests, the Company assumed 1,140,855 options outstanding under Granite’s existing stock option plan (“Granite Plan”), of which 36,050 stock options were outstanding as of December 31, 2004. The Granite Plan provides that qualified stock options be granted at an exercise price equal to fair market value on the date of the grant with a term not to exceed 10 years. The Granite Plan provides that non-qualified stock options be granted at an exercise price not less than 85% of the fair market value on the date of grant with a term not to exceed 10 years.
      During 1998, stockholders approved the adoption of the 1998 Stock Incentive Plan (“1998 Plan”). The 1998 Plan authorizes up to 9,985,828 shares of common stock, plus an additional 366,025 shares of common stock on the date of each annual meeting of the stockholders of the Company, for issuance under the terms of the 1998 Plan. As of December 31, 2004, there were 6,309,405 options outstanding under this plan. The 1998 Plan provides for grants of “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and rights to purchase shares of common stock (“Purchase Rights”). The term of options may not exceed 10 years from the date of grant (five years in the case of a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company), and the right to exercise such options shall vest equally over three years. The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair market value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). There is no minimum purchase price for shares of common stock purchased pursuant to a Purchase Right, and any such purchase price shall be determined by the Board of Directors.
      In connection with the merger of Chicago Title, the Company assumed the options outstanding under Chicago Title’s existing stock option plans: the 1998 Long-Term Incentive Plan and the Director’s Stock Option Plan. Pursuant to the terms of the merger, options under these plans, totaling 5,304,456, became fully vested on March 20, 2000. The options granted in accordance with these two plans generally have a term of five to 10 years. As of December 31, 2004, there were 400,638 options outstanding under these plans.
      In 2001, stockholders approved the adoption of the 2001 Stock Incentive Plan (“2001 Plan”). The 2001 Plan authorized up to 4,026,275 shares of common stock, plus an additional 332,750 shares of common stock on the date of each annual meeting of stockholders of the Company, for issuance under the terms of the 2001 Plan. As of December 31, 2004, there were 1,117,757 options outstanding under this plan. The 2001 Plan provides for grants of “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, rights to purchase shares of common stock and deferred shares.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The term of options may not exceed 10 years from the date of grant (five years in the case of an incentive stock option granted to a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company), and are exercisable subject to the terms and conditions set by the Board of Directors. The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). The option exercise price for each share granted pursuant to a nonqualified stock option may be less than the fair value of the common stock at the date of grant to reflect the application of the optionee’s deferred bonus, if applicable. The 2001 Plan allows for exercise prices with a fixed discount from the quoted market price. Options were granted in 2003 at an exercise price of $15.36 to key employees of the Company who applied deferred bonuses expensed in 2002 amounting to $4.6 million to the exercise price. Pursuant to the terms of the 2001 Plan, there are no future exercise price decreases to options granted under this Plan in 2003 and beyond. In 2002, options were granted at an exercise price of $11.41 to key employees of the Company who applied deferred bonuses expensed in 2001 amounting to $5.7 million to the exercise price. The exercise price of these options decreases approximately $.35 per year through 2007 and $.22 per year from 2008 through 2013, at which time the exercise price will be $8.33. The Company recorded compensation expense relating to the exercise price decrease in the 1991 and 2001 Plans of $73, $370 and $829, for the years ended December 31, 2004, 2003 and 2002, respectively.
      In 2003, the Company issued to its non-employee Directors and to certain of its employees, rights to purchase 879,450 shares of restricted common stock (“Restricted Shares”) of the Company, pursuant to the 2001 Plan. A portion of the Restricted Shares vest over a five-year period and a portion of the Restricted Shares vest over a four-year period, of which one-fifth vested immediately on the date of grant. The Company recorded compensation expense of $3.3 million and unearned compensation expense of $23.0 million in connection with the issuance of Restricted Stock in 2003. The Company recorded compensation expense of $5.4 million in 2004 in connection with these shares. The Company used 769,450 shares of its common stock held as treasury shares and 110,000 newly issued common shares for the sale of Restricted Shares to its employees.
      In connection with the acquisition of ANFI, the Company assumed 988,389 options outstanding under ANFI’s existing option plans: the American National Financial, Inc. 1999 Stock Option Plan and the American National Financial, Inc. 1998 Stock Incentive Plan. The options granted under these plans generally had a term of 10 years. As of December 31, 2004, there were 436,963 options outstanding under these plans.
      In connection with the acquisition of FNIS, the Company assumed 2,585,387 options outstanding under FNIS’ existing option plans: the Fidelity National Information Solutions 2001 Stock Incentive Plan, the Vista Information Solutions, Inc. 1999 Stock Option Plan, the Micro General Corporation 1999 Stock Incentive Plan and the Micro General Corporation 1998 Stock Incentive Plan. The options granted under these plans generally had a term of 10 years. As of December 31, 2004, there were 1,067,967 options outstanding under these plans.
      In connection with the acquisition of Sanchez, the Company assumed 1,024,588 options outstanding under Sanchez’ 1995 Stock Incentive Plan. The option granted under this plan generally had a term of 8 years. As of December 31, 2004, there were 708,222 options outstanding under this plan.
      In connection with the acquisition of InterCept, the Company assumed 1,708,155 options outstanding under InterCept’s existing option plans — 2002 InterCept Stock Option Plan, 1996 InterCept Stock Option Plan, 1994 InterCept Option Plan and the Boggs InterCept Stock Option Plan. The options granted under these plans were fully vested prior to the acquisition and the majority of them had a remaining term of 90 days which expired on February 7, 2005. As of December 31, 2004, there were 1,284,613 options outstanding under this plan.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2004, stockholders approved the Fidelity National Financial 2004 Omnibus Incentive Plan (the “2004 Plan”). The 2004 Plan authorized up to 12,500,000 shares, plus the number of shares subject to prior plan awards that are outstanding as of the effective date of the 2004 Plan and that are deemed not delivered under the prior plans because of certain conditions. As of December 31, 2004, there were 1,566,250 options outstanding under this plan. The options granted under this plan have a life of 8 years and vest over a three year period. The 2004 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other stock-based awards and dividend equivalents.
      Transactions under all stock option plans, including stock options granted by the Company’s Board of Directors which are outside of the Company’s stock option plans, are as follows:

		Weighted Average
	Shares	Exercise Price	Exercisable

Balance, December 31, 2001	15,142,196	$9.72	12,198,960
Granted	3,007,064	16.58
Exercised	(4,799,845)	8.68
Cancelled	(27,919)	14.92

Balance, December 31, 2002	13,321,496	$11.67	10,332,022
Options assumed in ANFI acquisition	988,389	5.53
Options assumed in FNIS acquisition	2,585,387	17.11
Granted	624,328	17.18
Exercised	(3,459,189)	10.37
Cancelled	(301,983)	11.30

Balance, December 31, 2003	13,758,428	$12.84	11,247,929

Options assumed in Sanchez acquisition	1,024,588	41.69
Options assumed in InterCept acquisition	1,708,155	41.73
Granted	4,381,490	37.04
Exercised	(5,039,608)	14.22
Cancelled	(310,422)	12.78

Balance, December 31, 2004	15,522,631	$23.76	10,538,213

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2004:

December 31, 2004

Options Outstanding				Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$ .02 — 6.27	1,553,903	2.98	$4.90	1,553,903	$4.90
6.28 — 10.71	2,178,869	5.30	8.51	2,159,362	8.51
10.72 — 13.70	1,389,994	6.13	12.68	1,320,139	12.70
13.73 — 14.43	1,176,739	6.28	14.04	1,167,386	14.04
14.44 — 16.36	1,410,710	5.20	15.44	1,410,076	15.44
16.37 — 25.24	1,586,843	7.13	21.87	1,118,612	21.38
25.25 — 36.60	2,224,704	6.93	35.25	455,758	30.02
36.61 — 37.32	2,574,251	8.05	37.32	6,751	37.17
37.33 — 84.11	1,362,349	1.18	50.35	1,281,957	51.03
93.04 — 253.32	64,269	2.31	110.65	64,269	110.65

$ .02 — 253.32	15,522,631	5.71	$23.64	10,538,213	$18.15

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
      During the third quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. The Company has elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. Prior year financial statements were not restated. Net income, as a result of the adoption of SFAS 123, for the year ended December 31, 2004 and 2003 reflect an expense of $21.8 million and $6.2 million, respectively, which is included in personnel costs in the reported financial results. In December 2004, the FASB issued Statement 123R “Share Based Payment” (See Note Q).
      Pro forma information regarding net earnings and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for all of its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions. The risk free interest rates used in the calculation are the rate that corresponds to the weighted average expected life of an option. The risk free interest rate used for options granted during 2004, 2003 and 2002 was 3.2%, 2.0% and 2.0%, respectively. A volatility factor for the expected market price of the common stock of 34%, 43% and 44% were

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
used for options granted in 2004, 2003 and 2002, respectively. The expected dividend yield used for 2004, 2003 and 2002 was 2.5%, 1.4% and 1.3%, respectively. A weighted average expected life of 3.8 years, 3.5 years and 3.25 years was used for 2004, 2003 and 2002, respectively. The weighted average fair value of each option granted during 2004, 2003 and 2002 was $10.71, $10.57 and $6.39, respectively.
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options’ vesting period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Net earnings, as reported	$740,962	$861,820	$531,717
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	13,522	5,906	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(15,227)	(14,484)	(13,509)

Pro forma net earnings	$739,257	$853,242	$518,208

Earnings per share:
Basic — as reported	$4.33	$5.81	$4.05
Basic — pro forma	$4.32	$5.75	$3.95
Diluted — as reported	$4.21	$5.63	$3.91
Diluted — pro forma	$4.19	$5.55	$3.81

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
      In 2004, the Company also assumed pension plans relating to its acquisition of Kordoba. These plans cover benefits for retirees in Germany and amount to a liability of approximately $18.0 million at December 31, 2004 and results are included within the following disclosures for the period from September 30, 2004 (the acquisition date of Kordoba) through December 31, 2004.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the funded status of the Pension Plan as of December 31, 2004, 2003 and 2002:

	2004	2003	2002

	(Dollars in thousands)
Change in Benefit Obligation:
Net benefit obligation at beginning of year	$131,984	$111,132	$103,268
Benefit obligation acquired	15,171	—	—
Service cost	243	—	—
Interest cost	8,849	8,104	7,582
Actuarial loss	23,261	20,676	16,085
Gross benefits paid	(11,297)	(7,928)	(15,803)

Net benefit obligation at end of year	$168,211	$131,984	$111,132

Change in Pension Plan Assets:
Fair value of plan assets at beginning of year	$77,700	$66,232	$76,019
Actual return on plan assets	2,811	7,196	(7,595)
Employer contributions	18,000	12,200	13,611
Gross benefits paid	(11,297)	(7,928)	(15,803)

Fair value of plan assets at end of year	$87,214	$77,700	$66,232

Funded status at end of year	$(80,997)	$(54,284)	$(44,900)
Unrecognized net actuarial loss	80,261	61,588	45,173

Net amount recognized at end of year	$(736)	$7,304	$273

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
      The net pension liability included in accounts payable and accrued liabilities as of December 31, 2004 and 2003 is $81.0 million and $54.2 million, respectively. The net pension liability at December 31, 2004 and 2003 includes the additional minimum pension liability adjustment of $18.7 million and $16.4 million, respectively, which was recorded as a net of tax charge of $11.8 million and $10.0 million to accumulated other comprehensive earnings (loss) in 2004 and 2003 in accordance with SFAS No. 87.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of net periodic (income) expense included in the results of operations for 2004, 2003 and 2002 are as follows:

	2004	2003	2002

	(Dollars in thousands)
Service cost(a)	$243	$—	$—
Interest cost	8,849	8,104	7,582
Expected return on assets	(7,570)	(7,128)	(7,639)
Amortization of actuarial loss	7,015	4,193	634

Total net periodic (income) expense	$8,537	$5,169	$577

One time charges:
Settlement charge	—	—	4,604

Total net expense	$8,537	$5,169	$5,181

(a)	Relates to Kordoba pension plan activity from September 30, 2004 to December 31, 2004.

Pension Assumptions
      Weighted-average assumptions used to determine benefit obligations at December 31, are as follows:

	2004		2003

Discount rate	5.75%		6.25%
Rate of compensation increase	N/A	(a)	N/A	(a)
      Weighted-average assumptions used to determine net expense for years ended December 31 are as follows:

	2004	2003	2002

Discount rate	6.25%	6.75%	7.25%
Expected return on plan assets	8.5%	8.5%	9.0%
Rate of compensation increase	N/A (a)	N/A (a)	N/A (a)

(a)	Rate of compensation increase is not applicable due to the pension being frozen at December 31, 2000.
     Pension Plan Assets
      The expected long term rate of return on plan assets was 8.5% in 2004 and 2003, derived using the plan’s asset mix, historical returns by asset category, expectations for future capital market performance, and the fund’s past experience. Both the plan’s investment policy and the expected long-term rate of return assumption are reviewed periodically. The Company’s strategy is to focus on a one to three-year investment horizon, maintaining equity securities at 50-55% of total assets while maintaining an average duration in debt securities, extending that duration as interest rates rise and maintaining cash funds at appropriate levels relating to the current economic environment.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s pension plan asset allocation at December 31, 2004 and 2003 and target allocation for 2005 are as follows:

		Percentage of
	Target Allocation	Plan Assets

Asset Category	2005	2004		2003

Equity securities	50-55%	—		58.7%
Debt securities	15-25	—		18.8
Insurance annuities	10-20	—		13.9
Other (Cash)	5-25%	100.0	%(b)	8.6

Total		100.0%		100.0%

(b)	Investments were all cash at December 31, 2004 as the Company was in the process of transferring the assets from one investment manager to another.
      The Company does not hold any investments in its own equity securities within its pension plan assets.
     Pension Plan Cash Flows
     Plan Contributions
      The Company’s funding policy is to contribute annually at least the minimum required contribution under the Employee Retirement Income Security Act (ERISA). Contributions are intended to provide not only for benefits accrued to date, but also for those expected to be earned in the future. In 2004 and 2003, the Company made contributions of $18.0 million and $12.2 million, respectively. Due to regulatory requirements, the Company is not required to make a contribution to the pension plan in 2005. The Company has not yet determined if a voluntary contribution to the plan will be made in 2005.

Plan Benefit Payments
      A detail of actual and expected benefit payments is as follows (in thousands):

Actual Benefit Payments
2003	$7,928
2004	11,927
Expected Future Payments
2005	$10,471
2006	10,455
2007	10,546
2008	10,814
2009	10,906
2010-2014	57,475

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
      The accrued cost of the accumulated postretirement benefit obligation included in the Company’s Consolidated Balance Sheets at December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

	(Dollars in thousands)
Change in Benefit Obligation:
Net benefit obligation at beginning of year	$22,684	$22,757	$22,405
Service cost	205	221	247
Interest cost	1,281	1,405	1,546
Plan participants’ contributions	1,513	1,646	1,643
Plan amendments	—	—	—
Actuarial (gain) loss	(348)	537	360
Gross benefits paid	(3,895)	(3,882)	(3,444)

Net benefit obligation at end of year	$21,440	$22,684	$22,757

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	2,382	2,236	1,801
Plan participants’ contributions	1,513	1,646	1,643
Gross benefits paid	(3,895)	(3,882)	(3,444)

Fair value of plan assets at end of year	$—	$—	$—

Funded status at end of year	$(21,440)	$(22,684)	$(22,757)
Unrecognized net actuarial loss	4,533	5,212	4,950
Unrecognized prior service cost	(1,610)	(4,315)	(7,019)

Net accrued cost of accumulated postretirement benefit obligation included in accounts payable and accrued liabilities	$(18,517)	$(21,787)	$(24,826)

      In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. The Company has elected to recognize the effects of the Act in measures of the benefit obligation and cost.
      Under Statement of Financial Accounting Standards No. 106, “Accounting for Postretirement Benefits Other Than Pensions,” the measurement date shall be as of the date of the financial statements, or if used consistently from year to year, as of a date not more than three months prior to that date. The Company’s measurement date is December 31.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s postretirement health care and life insurance costs included in the results of operations for 2004, 2003 and 2002 are as follows:

	2004	2003	2002

	(Dollars in thousands)
Service cost	$205	$221	$247
Interest cost	1,281	1,405	1,546
Amortization of prior service cost	(2,704)	(2,704)	(2,704)
Amortization of actuarial loss	330	274	330

Total net periodic (income) expense	$(888)	$(804)	$(581)

One time charges:
Curtailment charge (credit)	—	—	—

Total net benefit (income) expense	$(888)	$(804)	$(581)

Postretirement Benefit Assumptions
      Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2004	2003

Discount rate	5.75%	6.25%
Health care cost trend rate assumed for next year	9%	10%
Rate that the cost trend rate gradually declines to	5%	5%
Year that the rate reaches the rate it is assumed to remain at	2009	2009
      Weighted-average assumptions used to determine net expense for years ended December 31 are as follows:

	2004	2003	2002

Discount rate	6.25%	6.75%	7.25%
Health care cost trend rate assumed for next year	10%	11%	12%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that the rate reaches the rate it is assumed to remain at	2009	2009	2009
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

	(Dollars in thousands)
Effect on total of service and interest cost	$87	$(79)
Effect on postretirement benefit obligation	$1,156	$(1,047)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Cash Flows
      A detail of actual and expected benefit payments is as follows (in thousands):

Benefit Payments
2003	$2,236
2004	1,513
Expected Future Payments
2005	$2,145
2006	2,328
2007	2,481
2008	2,579
2009	2,598
2010-2014	11,446

N.	Supplementary Cash Flow Information
      The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Cash paid during the year:
Interest	$47,108	$39,477	$33,325
Income taxes	394,900	436,900	220,000
Non-cash investing and financing activities:
Dividends declared and unpaid	—	—	11,718
Fair value of shares issued in connection with acquisitions	237,480	834,714	—
Capital transactions of investees and less than 100% owned subsidiaries	—	5,704	8,318
Issuance of restricted stock	192	26,292	—
Liabilities assumed in connection with acquisitions:
Fair value of assets acquired	$1,610,754	$2,214,273	$286,371
Less: Total purchase price	1,302,317	1,935,448	199,373
Liabilities assumed	$308,437	$278,825	$86,998

O.	Financial Instruments with Off-Balance Sheet Risk and Concentration of Risk
      In the normal course of business the Company and certain of its subsidiaries enter into off-balance sheet credit risk associated with certain aspects of its title insurance business and other activities.
      The Company generates a significant amount of title insurance premiums in California and Texas. In 2004, 2003 and 2002, California and Texas accounted for 22.3% and 10.9%, 25.0% and 11.1% and 25.2% and 12.1% of total title premiums, respectively.
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

P.	Segment Information
      During 2004, subsequent to year end, the Company restructured its business segments to more accurately reflect a change in the Company’s current operating structure. All previously reported segment information has been restated to be consistent with the current presentation.
      Summarized financial information concerning the Company’s reportable segments is shown in the following table.
      As of and for the year ended December 31, 2004 (dollars in thousands):

		Financial
		Institution	Lender
	Title	Software and	Outsourcing	Information	Specialty	Corporate
	Insurance	Services	Solutions	Services	Insurance	and Other	Eliminations	Total

Title premiums	$4,717,454	$—	$128,221	$—	$—	$—	$(106,347)	$4,739,328
Other revenues	1,042,243	1,269,766	322,194	633,757	239,256	48,668	(107,045)	3,448,839
Intersegment revenue	—	(62,441)	(106,347)	(44,604)	—	—	213,392	—

Revenues from external customers	$5,759,697	$1,207,325	$344,068	$589,153	$239,256	$48,668	$—	$8,188,167
Interest and investment income, including realized gains and (losses)	81,817	16,678	733	(3,628)	3,564	8,671	—	107,835

Total revenues	$5,841,514	$1,224,003	$344,801	$585,525	$242,820	$57,339	$—	$8,296,002

Depreciation and amortization	95,463	175,389	9,650	53,973	3,259	700	—	338,434
Interest expense	1,033	4,244	27	222	4	41,684	—	47,214
Earnings (loss) before income tax and minority interest	862,491	177,792	99,501	112,823	31,552	(100,068)	—	1,184,091
Income tax expense	319,122	65,783	36,815	41,745	11,674	(37,025)	—	438,114
Minority interest	1,343	1,303	1,995	374	—	—	—	5,015
Net earnings (loss)	$542,026	$110,706	$60,691	$70,704	$19,878	$(63,043)	—	740,962
Assets	4,923,922	2,887,843	356,730	698,276	201,140	202,624	—	9,270,535
Goodwill	957,081	1,354,572	82,269	379,140	22,669	2,518	—	2,798,249

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of and for the year ended December 31, 2003 (dollars in thousands):

		Financial
		Institution	Lender
	Title	Software and	Outsourcing	Information	Specialty	Corporate
	Insurance	Services	Solutions	Services	Insurance	and Other	Eliminations	Total

Title premiums	$4,700,748	$—	$288,190	$—	$—	$—	$(250,687)	4,738,251
Other revenues	1,056,448	701,246	316,211	598,008	135,231	56,794	(53,704)	2,810,234
Intersegment revenue	—	(14,806)	(250,687)	(38,898)	—	—	304,391	—

Revenues from external customers	$5,757,196	$686,440	$353,714	$559,110	$135,231	$56,794	$—	$7,548,485
Interest and investment income, including realized gains and (losses)	156,748	(243)	951	1,985	2,192	5,097	—	166,730

Total revenues	$5,913,944	$686,197	$354,665	$561,095	$137,423	$61,891	$—	$7,715,215

Depreciation and amortization	77,842	101,577	13,645	30,582	3,186	1,105	—	227,937
Interest expense	1,113	12	(33)	1,590	—	40,421	—	43,103
Earnings (loss) before income tax and minority interest	1,071,244	110,801	200,454	101,330	15,232	(78,422)	—	1,420,639
Income tax expense	407,073	42,104	76,173	38,505	5,788	(29,800)	—	539,843
Minority Interest	869	—	2,659	15,448	—	—	—	18,976
Net earnings (loss)	$663,302	$68,697	$121,622	$47,377	$9,444	$(48,622)	—	861,820
Assets	4,708,223	1,388,895	331,674	513,901	135,478	185,004	—	7,263,175
Goodwill	917,466	560,697	85,833	336,766	18,169	7,547	—	1,926,478

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of and for the year ended December 31, 2002 (dollars in thousands):

		Financial
		Institution	Lender
	Title	Software and	Outsourcing	Information	Specialty	Corporate
	Insurance	Services	Solutions	Services	Insurance	and Other	Eliminations	Total

Title premiums	$3,547,729	$—	$46,658	$—	$—	$—	$(46,658)	3,547,729
Other revenues	789,730	3,922	167,492	404,571	46,061	59,687	(26,588)	1,444,875
Intersegment revenue	—	—	(46,658)	(26,588)	—	—	73,246	—

Revenues from external customers	$4,337,459	$3,922	$167,492	$377,983	$46,061	$59,687	$—	$4,992,604
Interest and investment income, including net realized gains	72,635	2	529	176	1,507	15,187	—	90,036

Total revenues	$4,410,094	$3,924	$168,021	$378,159	$47,568	$74,874	$—	$5,082,640

Depreciation and amortization	53,880	620	2,679	15,972	—	1,012	—	74,163
Interest expense	1,335	8	174	806	1	31,729	—	34,053
Earnings (loss) before income tax and minority interest	760,765	1,945	53,801	66,110	5,080	(36,401)	—	851,300
Income tax expense	272,065	739	20,444	25,122	1,930	(13,832)	—	306,468
Minority interest	2,240	—	1,962	8,913	—	—	—	13,115
Net earnings (loss)	$486,460	$1,206	$31,395	$32,075	$3,150	$(22,569)	—	531,717
Assets	4,266,810	62,373	139,963	314,756	65,198	396,851	—	5,245,951
Goodwill	806,918	39,424	28,369	109,265	7,944	4,693	—	996,613
      The activities of the reportable segments include the following:

Title Insurance
      This segment, consisting of title insurance underwriters and wholly-owned title insurance agencies, provides core title insurance and escrow services, including document preparation, collection and trust activities. Included in the title insurance segment for the year ended December 31, 2003 are $26.3 million in pre-tax expenses relating to the migration of data center operations from FNIS to FIS and $11.3 million related to the relocation of the Company’s corporate headquarters to Jacksonville, Florida pursuant to SFAS No. 146, and $2.0 million in asset impairment charges pursuant to SFAS No. 144. See Notes A and B. In addition, the title insurance segment for 2003 includes a realized gain of $51.7 million as a result of InterActive Corp’s acquisition of Lending Tree Inc. and the subsequent sale of the Company’s InterActive Corp common stock and a realized gain of $25.0 million on the sale of New Century Financial Corporation common stock.

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

Lender Outsourcing Solutions
      The Lender Outsourcing Solutions segment offers customized outsourced business process and information solutions to national lenders and loan servicers. This business provides loan facilitation services, which allows customers to outsource their title and closing requirements in accordance with pre-selected criteria, regardless of the geographic location of the borrower or property. Depending on customer requirements, the Company performs these services both in the traditional manner involving many manual steps, and through more automated processes, which significantly reduce the time required to complete the task. The Company also provides default management services, which allow customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process. The Company utilizes its own resources and networks established with independent contractors to provide outsourcing solutions. Included in the lender outsourcing solutions segment for the year ended December 31, 2003 is $2.7 million of pre-tax expenses relating to asset impairment charges pursuant to SFAS No. 144. See Notes A.

Information Services
      In the Information Services segment, the Company operates a real estate-related information services business. The Company’s real estate-related information services are utilized by mortgage lenders, investors and real estate professionals to complete residential real estate transactions throughout the U.S. The Company offers a comprehensive suite of applications and services spanning the entire home purchase and ownership life cycle, from purchase through closing, refinancing and resale. Included in the information services segment for the years ended December 31, 2004 and 2003 is $6.3 million and $3.2 million, respectively of pre-tax expenses relating to asset impairment charges pursuant to SFAS No. 144. See Notes A.

Specialty Insurance
      This segment, consisting of various non-title insurance subsidiaries, issues flood, home warranty and homeowners insurance policies.

Corporate and Other
      The corporate segment consists of the operations of the parent holding company, the parent holding company of FIS, certain other unallocated corporate overhead expenses, smaller entities that do not fit in our other segment classifications including the Company’s leasing operations, as well as the issuance and repayment of corporate debt obligations. Included in this segment for 2004, 2003 and 2002, respectively, were pretax charges of $75.1 million, $39.5 million and $21.6 million for the parent holding company of FIS. Included in the Corporate and other segment for the year ended December 31, 2003 is $1.6 million in pre-tax expenses relating to the relocation of the Company’s Corporate headquarters to Jacksonville, Florida, pursuant to SFAS No. 146.

Q.	Recent Accounting Pronouncements
      In December 2004, the FASB issued FASB Statement No. 123R (“SFAS No. 123R”), “Share-Based Payment”, which requires that compensation cost relating to share-based payments be recognized in the Company’s financial statements. The Company is preparing to implement this standard effective July 1, 2005. During 2003, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003. The Company had elected to use the

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. SFAS No. 123R does not allow for the prospective method, but requires the recording of expense relating to the vesting of all unvested options beginning in the third quarter of 2005. Since the Company adopted SFAS No. 123 in 2003, the impact of recording additional expense in 2005 under SFAS No. 123R relating to options granted prior to January 1, 2003 will not be significant.

R.	Subsequent Events

Recapitalization of FIS and Minority Interest Sale
      The recapitalization of FIS was accomplished through $2.8 billion in borrowings under new senior credit facilities consisting of an $800 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, the “Term Loan Facilities”) and a $400 million revolving credit facility (“Revolver”). FIS fully drew upon the entire $2.8 billion in Term Loan Facilities to consummate the recapitalization while the Revolver remained undrawn at the closing of the recapitalization. The current interest rate on both the Term Loan Facilities and the Revolver is LIBOR +1.75%. Bank of America, JP Morgan Chase, Wachovia Bank, Deutsche Bank and Bear Stearns lead a consortium of lenders providing the new senior credit facilities.
      The minority equity interest sale was accomplished through FIS selling an approximately 25 percent minority equity interest in the common stock of FIS to an investment group led by Thomas H. Lee Partners (“THL”) and Texas Pacific Group (“TPG”). FIS issued a total of 50 million shares of the common stock of FIS to the investment group for a total purchase price of $500 million. A new Board of Directors has been created at FIS, with William P. Foley, II, current Chairman and Chief Executive Officer of FNF, serving as Chairman and Chief Executive Officer of FIS. FNF has appointed four additional members to the FIS Board of Directors, while each of THL and TPG have appointed two new directors.
      The following steps were undertaken to consummate the FIS recapitalization plan and the minority equity interest sale in FIS. On March 8, 2005, FIS issued a $2.7 billion note to FNF as payment of the dividend. On March 9, 2005, FIS borrowed $2.8 billion under its new senior credit facilities. FIS then paid FNF $2.7 billion, plus interest, to repay the $2.7 billion note issued on March 8, 2005. FNF used $400 million of these funds to repay all outstanding principal and interest on its bank debt. The remainder will be used to fund the $10 per share dividend and for general corporate purposes at FNF, which may include acquisitions. The minority equity interest sale in FIS was then closed through the payment of $500 million from the investment group led by THL and TPG to FIS. FIS then repaid approximately $410 million outstanding under its current credit facility. Finally, FIS paid all expenses related to the transactions. These expenses totaled $80.4 million, consisting of $33.2 million in bank fees and $47.2 million in fees relating to the minority interest sale, including placement fees payable to the investors. All remaining proceeds will be utilized for other general corporate purposes at FIS.

Special Dividend
      On March 9, 2005, the Company also announced that its Board of Directors formally declared a $10 per share special cash dividend that is payable on March 28, 2005 to stockholders of record as of March 21, 2005. Because of the magnitude of the special cash dividend, the New York Stock Exchange has determined that the ex-dividend date will be March 29, 2005, the business day following the payable date for the special cash dividend.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the pro forma effects on the consolidated balance sheet as of December 31, 2004 of the recapitalization, minority interest sale, related debt repayments and special cash dividend (the “Transactions” as if they had occurred on that date.

	Historical			Pro Forma
	December 31,	Pro Forma		December 31,
	2004	Adjustments		2004

Pro forma Balance Sheets:
Investments	$3,346,276	$—		$3,346,276
Cash and cash equivalents	331,222	683,998	(a)	1,015,220
Goodwill	2,798,249	—		2,798,249
Other assets	2,794,788	33,200		2,827,988

Total assets	$9,270,535	$717,198		$9,987,733

Accounts payable and accrued liabilities	$948,882	$—		$948,882
Notes payable	1,370,556	1,990,000	(b)	3,360,556
Reserve for claim losses	998,170	—		998,170
Other liabilities	1,233,962	116,118		1,350,080

Total liabilities	4,551,570	2,106,118		6,657,688

Minority interest	18,874	138,924	(c)	157,798
Stockholders’ equity	4,700,091	(1,527,844	)(d)	3,172,247

Total liabilities and equity	$9,270,535	$717,198		$9,987,733

The pro forma adjustments in the above table include the following:

(a)	An increase in cash and cash equivalents of $684.0 million relating to an inflow of $2,800.0 million from the Term Loan Facilities and $500.0 million from the sale of a 25% minority interest in FIS, less transaction costs of $80.4 million, repayments of $810.0 million under outstanding credit facilities as of December 31, 2004 and an assumed dividend payout of $1,725.6 million based on outstanding shares at December 31, 2004.

(b)	An increase in notes payable of $1,990.0 million relating to the $2,800 million from the Term Loan Facilities less the repayment of $810.0 million in credit facilities that were outstanding as of December 31, 2004.

(c)	An increase in minority interest of $138.9 million relating to the sale of 25% of FIS.

(d)	A decrease in equity of $1,527.8 million relating to the payment of the $1,725.6 million assumed dividend offset by an assumed gain of $197.7 million on the sale of the 25% minority interest in FIS.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the pro forma effects on the Consolidated Statement of Earnings of the Transactions as if they had occurred on January 1, 2004.

	Historical		Pro forma
	December 31,	Pro forma	December 31,
	2004	Adjustments	2004

Proforma Statement of Earnings:
Revenue	$8,296,002	$—	$8,296,002
Operating expenses	7,064,697	—	7,064,697
Interest expense	47,214	91,100 (a)	138,314

	7,111,911	91,100	7,203,011
Earnings before income taxes and minority interest	1,184,091	(91,100)	1,092,991
Income tax expense (benefit)	438,114	(33,707)	404,407

Earnings before minority interest	745,977	(57,393)	688,584
Minority interest	5,015	32,278 (b)	37,293

Net Earnings	$740,962	$(89,671)	$651,291

Basic net earnings per share	$4.33		$3.81

Diluted net earnings per share	$4.21		$3.70

The proforma adjustments in the above table include the following:

(a)	An increase in interest expense of $91.1 million which includes $94.8 million in additional interest expense relating to the Term Loan Facilities offset by savings of $3.7 million assuming that the proceeds paid off the balances outstanding on the Company’s credit facilities as of January 1, 2004.

(b)	An increase in minority interest expense of $32.3 million relating to calculating a 25% minority interest expense on the results of FIS for 2004.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information
      None.

PART III
Items 10, 11 and 13.
      Within 120 days after the close of its fiscal year, the Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 as amended, which will include the election of directors, the report of the compensation committee on annual compensation, certain relationships and related transactions and other matters.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table provides information regarding securities authorized for issuance under the Company’s equity compensation plans, as of December 31, 2004:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	14,250,778	$25.13	10,933,750
Equity compensation plans not approved by security holders(1)	1,271,853	8.38	—

Total	15,522,631	$23.76	10,933,750

(1)	The equity compensation plans not approved by security holders represent options granted outside of the Company’s stock option plans pursuant to various agreements approved by the Board of Directors of the Company. The options were granted with an exercise price equal to the market value of the underlying stock as of the date of grant, and have terms of 10 to 12 years. Additional information regarding these options is included in Note M of Notes to Consolidated Financial Statements, incorporated herein by reference.
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
      (a)(1) Financial Statements. The following is a list of the Consolidated Financial Statements of Fidelity National Financial, Inc. and its subsidiaries included in Item 8 of Part II:

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal

Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Earnings for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

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
      (a)(3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003
3.2	Restated Bylaws of Registrant, incorporated by reference from Form S-4, Registration No. 333-103067
4.1	7.30% Note due August 15, 2011 of Fidelity National Financial, Inc. in the principal amount of $250,000,000 dated August 20, 2001, incorporated by reference from Current Report on Form 8-K, dated August 23, 2001
4.2	Indenture by and between Fidelity National Financial, Inc. and The Bank of New York dated as of August 20, 2001, incorporated by reference from Current Report on Form 8-K dated August 23, 2001
4.3	5.25% Note due March 15, 2013 of Fidelity National Financial, Inc. in the principal amount of $250,000,000 dated March 11, 2003, incorporated by reference from Current Report on Form 8-K dated March 6, 2003
10.4	Fidelity National Financial, Inc. 1987 Stock Option Plan, incorporated by reference from Form S-1, Registration No. 33-11321*
10.4.1	Fidelity National Financial, Inc. Amended and Restated 1987 Stock Option Plan approved by the stockholders of the Company on December 16, 2004, incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A, filed on November 15, 2004.*
10.5	Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan, incorporated by reference from Form S-1, Registration No. 33-11321*

Exhibit
Number	Description

10.5.1	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on March 24, 1989, incorporated by reference from Form S-8, Registration No. 33-15027*
10.5.2	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan, incorporated by reference from Form S-8, Registration No. 33-45709*
10.5.3	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Form S-8, Registration No. 33-64836*
10.5.4	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on June 20, 1995, incorporated by reference from Form S-8, Registration No. 33-61983*
10.6	Fidelity National Financial, Inc. 401(k) Profit Sharing Defined Contribution Plan and Trust adopted January 1, 1990, incorporated by reference from Form 10-K filed January 29, 1991*
10.6.1	Amendments to Fidelity National Financial, Inc. 401(k) Profit Sharing Plan, incorporated by reference from Form S-8, Registration No. 33-56514*
10.6.2	The Fidelity National Financial Group 401(k) Profit Sharing Plan, incorporated by reference from Form S-8, Registration No. 333-83054*
10.7	Fidelity National Financial, Inc. 1991 Stock Option Plan, approved by the stockholders of the Company on July 15, 1992, incorporated by reference from Form S-8, Registration No. 33-45272*
10.7.1	Amendments to Fidelity National Financial, Inc. 1991 Stock Option Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Form S-8, Registration No. 33-64834*
10.7.2	Amendment to Fidelity National Financial, Inc. 1991 Stock Plan, approved by the stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026*
10.7.3	Amendment to Fidelity National Financial, Inc. 1991 Stock Option Plan and the 1998 Stock Option Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111*
10.8	1996 Omnibus Stock Option Plan (Granite), incorporated by reference from Form S-8, Registration No. 333-48411*
10.9	Two Stock Option Agreements and Amended Stock Award Agreement (Alamo), incorporated by reference from Form S-8, Registration No. 333-64229*
10.35	Fidelity National Financial, Inc. 1993 Stock Plan, approved by stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026*
10.60	Agreement and Plan of Merger, dated as of August 1, 1999, by and between Fidelity National Financial, Inc. and Chicago Title Corporation and amended as of October 13, 1999, incorporated by reference from Form S-4, Registration No. 333-89163
10.61	Credit Agreement, dated as of November 4, 2003, among Fidelity National Financial, Inc. and various Financial Institutions, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003
10.61.1	First Amendment to Credit Agreement, dated April 9, 2004, among Fidelity National Financial, Inc. and various Financial Institutions, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2004.
10.61.2	Third Amendment to Credit Agreement, dated March 9, 2005, among Fidelity National Financial, Inc. and various Financial Institutions, incorporated by reference from Current Report on Form 8-K dated March 9, 2005.
10.62	Granite Financial, Inc. Omnibus Stock Plan of 1996, Amended and Restated as of April 24, 1997 and June 14, 1997, incorporated by reference from Form S-8, Registration No. 333-48111*
10.63	Fidelity National Financial, Inc., 1998 Stock Incentive Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111*

Exhibit
Number	Description

10.64	Chicago Title Corporation 1998 Long-Term Incentive Plan and Chicago Title Corporation Directors Stock Option Plan, incorporated by reference from Form S-8, Registration No. 333-32806*
10.65	Amendment to Fidelity National Financial, Inc. 1991 Stock Option Plan, approved by the stockholders of the Company on June 12, 2000, incorporated by reference from Form S-8, Registration No. 333-52744*
10.66	Amendment to Fidelity National Financial, Inc. 1998 Stock Incentive Plan, approved by the stockholders of the Company on June 12, 2000, incorporated by reference from Form S-8, Registration No. 333-52744*
10.67	Underwriting Agreement, dated January 24, 2001, by and among Fidelity National Financial, Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co., Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc., as representatives of the underwriters named therein, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ending December 31, 2000
10.68	Fidelity National Financial, Inc. Second Amended and Restated 1998 Stock Incentive Plan, approved by the Company’s stockholders on December 16, 2004 and incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on November 15, 2004
10.69	Fidelity National Financial, Inc. Second Amended and Restated 2001 Stock Inventive Plan, approved by the Company’s stockholders on December 16 2004 and incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on November 15, 2004
10.70	Fidelity National Financial, Inc. Employee Stock Purchase Plan, as Amended and Restated as of April 24, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*
10.71	Employment Agreement by and between Fidelity National Financial, Inc. and Brent B. Bickett on of November 11, 2004, incorporated by reference from Current Report on Form 8-K dated November 11, 2004
10.72	Employment Agreement by and between Fidelity National Financial, Inc. and Raymond R. Quirk as of March 20, 2003, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2003*
10.73	Employment Agreement by and between Fidelity National Financial, Inc. and Ernest D. Smith as of March 20, 2003, incorporated by reference from Quarterly Report on Forma 10-Q for the quarterly period ending March 31, 2003*
10.74	Employment Agreement by and between Fidelity National Financial, Inc. and Alan L. Stinson as of March 22, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*
10.75	Employment Agreement by and between Fidelity National Financial, Inc. and Peter T. Sadowski as of July 18, 2003* incorporated by reference from the Annual Report on Form 10-K for the fiscal year ending December 31, 2003
10.76	Underwriting Agreement by and among Fidelity National Financial, Inc. and Lehman Brothers Inc., Banc of America Securities LLC and Bear Stearns & Co., Inc. dated August 13, 2001, incorporated by reference from Current Report on Form 8-K dated August 23, 2001
10.77	Stock Purchase Agreement, dated as January 28, 2003, by and between Fidelity National Financial, Inc. and ALLTEL Corporation, incorporated by reference from Current Report on Form 8-K, dated January 29, 2003
10.78	Agreement and Plan of Merger, dated as of January 9, 2003, by and among Fidelity National Financial, Inc., ANFI, Inc. and ANFI Merger Sub, Inc., as amended by the First Amendment to Agreement and Plan of Merger, dated as of February 21, 2003, incorporated by reference from Form S-4/A, Registration No. 333-103067
10.79	Underwriting Agreement by and among Fidelity National Financial, Inc., Lehman Brothers, Inc., Banc of America Securities LLC and Bear, Stearns & Co. Inc., dated March 6, 2003, incorporated by reference from Current Report on Form 8-K dated March 6, 2003

Exhibit
Number	Description

10.80	American National Financial, Inc. 1999 Stock Option Plan and American National Financial, Inc., 1998 Stock Incentive Plan, incorporated by reference from Form S-8, Registration No. 03-000756
10.81	Agreement and Plan of Merger, by and among Fidelity National Financial, Inc., FNIS Acquisition Corp., Chicago Title and Trust Company, Inc., solely for the purpose of Section 5.19, and Fidelity National Information Solutions, Inc., dated as of July 11, 2003, incorporated by reference from Form S-4, Registration No. 03-000863
10.82	Fidelity National Information Solutions 2001 Stock Incentive Plan, Vista Information Solutions, Inc., 1999 Stock Option Plan, Micro General Corporation 1999 Stock Incentive Plan and Micro General Corporation 1998 Stock Incentive Plan, incorporated by reference from Form S-8, Registration No. 333-109415
10.83	Credit Agreement, dated as of March 9, 2005, among Fidelity National Information Services, Inc, Fidelity National Information Solutions, Inc., Fidelity National Tax Service, Inc. and various Financial Institutions, incorporated by reference from Current Report on Form 8-K dated March 9, 2005.
10.84	Fidelity National Information Services, Inc. 2005 Stock Incentive Plan (filed herewith)
10.85	Sanchez Computer Associates, Inc. Amended and Restated 1995 Equity Compensation Plan, incorporated by reference from Form S-8 Registration No. 333-114482.
10.86	InterCept Group Inc. Amended and Restated 1996 Stock Option Plan, Provesa, Inc. 1994 Stock Option Plan, InterCept, Inc. 2002 Stock Option Plan and InterCept, Inc. G. Lynn Boggs 2002 Stock Option Plan, incorporated by reference from Form S-8 Registration No. 333-120720.
10.87	Fidelity National Financial Inc. 2004 Omnibus Incentive Plan, approved by the stockholders of the Company on December 16, 2004 and incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on November 15, 2004.
21	List of Subsidiaries
23	Consent of Registered Independent Accounting Firm
31.1	Certification by Chief Executive Officer of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.
      (b) Reports on Form 8-K.
      A Current Report on Form 8-K, under Item 1.01 and 9.01 dated October 15, 2004, was filed during the fourth quarter of 2004 to file a Form of Option Grant as a material definitive agreement.
      A Current Report on Form 8-K, under Item 2.02 and 9.01 dated October 21, 2004, was filed during the fourth quarter of 2004 to announce our operating results for the three and nine month periods ended September 30, 2004.
      A Current Report on Form 8-K, under Item 1.01, 2.01, 2.03 and 9.01 dated November 8, 2004, was filed during the fourth quarter of 2004 to announce the closing of the InterCept acquisition and to file a new credit agreement.
      A Current Report on Form 8-K, under Item 1.01 and 9.01 dated November 11, 2004, was filed during the fourth quarter of 2004 to file an employment agreement with Brent B. Bickett.

      A Current Report on Form 8-K, under Item 2.02 and 9.01 dated November 23, 2004, was filed during the fourth quarter of 2004 to restate the prior year and first quarters results in the Company new business segment format.
      A Current Report on Form 8-K, under Item 8.01 and 9.01 dated December 8, 2004, was filed during the fourth quarter of 2004 to file a press release announcing a plan to recapitalize Fidelity National Information Services, Inc. and a planned special dividend to FNF’s shareholders.
      A Current Report on Form 8-K, under Item 8.01 and 9.01 dated December 14, 2004, was filed during the fourth quarter of 2004 to announce the repurchase of 2,530,346 shares from Willis Stein Partners and J.P. Morgan Chase.
      A Current Report on Form 8-K, under Item 1.01 and 9.01 dated December 22, 2004, was filed during the fourth quarter of 2004 to file the Fidelity National Financial, Inc. 2004 Omnibus Incentive Plan.
      A Current Report on Form 8-K, under Item 1.01, 3.02, 8.01 and 9.01 dated December 23, 2004, was filed during the fourth quarter of 2004 to file the definitive stock purchase agreement dated December 23, 2004 between Fidelity National Information Services, Inc., certain affiliates of Thomas H. Lee Partners, L.P. and certain affiliates of Texas Pacific Group.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fidelity National Financial, Inc.

By:	/s/ WILLIAM P. FOLEY

William P. Foley, II
Chief Executive Officer
Date: March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William P. Foley William P. Foley, II	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ Frank P. Willey Frank P. Willey	Vice Chairman and Director	March 16, 2005

/s/ Alan L. Stinson Alan L. Stinson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ Terry Christensen Terry Christensen	Director	March 16, 2005

/s/ Willie D. Davis Willie D. Davis	Director	March 16, 2005

/s/ John F. Farrell, Jr. John F. Farrell, Jr.	Director	March 16, 2005

/s/ Thomas M. Hagerty Thomas M. Hagerty	Director	March 16, 2005

/s/ Phillip G. Heasley Phillip G. Heasley	Director	March 16, 2005

/s/ William A. Imparato William A. Imparato	Director	March 16, 2005

Signature	Title	Date

/s/ Donald M. Koll Donald M. Koll	Director	March 16, 2005

/s/ Daniel D. (Ron) Lane Daniel D. (Ron) Lane	Director	March 16, 2005

/s/ General William Lyon General William Lyon	Director	March 16, 2005

/s/ Cary H. Thompson Cary H. Thompson	Director	March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Fidelity National Financial, Inc.:
      Under date of March 16, 2005, we reported on the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2004 which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
      In our opinion, such schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      The Consolidated Financial Statements for 2002 were prepared using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to record stock-based employee compensation. As discussed in Note M to the Consolidated Financial Statements, effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to record stock-based employee compensation, applying the prospective method of adoption in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”
KPMG LLP
Jacksonville, Florida
March 16, 2005

SCHEDULE II
FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)
BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except share
	and per share data)
ASSETS
Cash	$—	$—
Investment securities available for sale, at fair value	35,594	38,967
Accounts receivable from subsidiaries	72,141	—
Leases receivable, net	—	683
Notes receivable, net (related party — $463 in 2004 and $911 in 2003)	(233)	1,652
Investment in subsidiaries	5,617,237	4,546,976
Property and equipment, net	1,122	1,097
Prepaid expenses and other assets	18,505	5,217
Other intangibles	6,868	5,691
Deferred tax asset	—	—

	$5,751,234	$4,600,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$49,488	$50,234
Notes payable	897,799	572,510
Accounts payable to subsidiaries	—	13,225
Deferred income taxes	103,167	84,224
Income taxes payable	689	6,731

	1,051,143	726,924
Stockholders’ Equity:
Preferred stock, $.0001 par value; authorized 3,000,000 shares; issued and outstanding none
Common stock, $.0001 par value; authorized, 250,000,000 shares as of December 31, 2004 and as of December 31, 2003; issued 178,321,790 as of December 31, 2004 and 167,650,280 as of December 31, 2003	18	17
Additional paid-in capital	3,424,261	2,453,841
Retained earnings	1,515,215	1,517,494

	4,939,494	3,971,352
Accumulated other comprehensive loss	(27,353)	(9,891)
Unearned compensation	(18,437)	(23,017)
Less treasury stock, 5,765,846 shares as of December 31, 2004 and 2,809,400 shares as of December 31, 2003, at cost	(193,613)	(65,085)

	4,700,091	3,873,359

	$5,751,234	$4,600,283

See Notes to Financial Statements —
See Accompanying Report of Registered Independent Public Accounting Firm

SCHEDULE II
FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)
STATEMENTS OF EARNINGS AND RETAINED EARNINGS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenue:
Other fees and revenue	$318	$353	$278
Interest and investment income	7,852	4,382	14,746

	8,170	4,735	15,024

Expenses:
Other operating expenses	4,501	20,077	6,678
Interest expense	37,528	35,911	24,217

	42,029	55,988	30,895

Loss before income tax benefit and equity in earnings of subsidiaries	(33,859)	(51,253)	(15,871)
Income tax benefit	(12,528)	(19,476)	(6,348)

Loss before equity in earnings of subsidiaries	(21,331)	(31,777)	(9,523)
Equity in earnings of subsidiaries	767,308	912,573	554,355

Earnings before minority interest	745,977	880,796	544,832
Minority interest	5,015	18,976	13,115

Net earnings	$740,962	$861,820	$531,717

Basic earnings per share	$4.33	$5.81	$4.05
Weighted average shares outstanding, basic basis	171,014	148,275	131,135

Diluted earnings per share	$4.21	$5.63	$3.91
Weighted average shares outstanding, diluted basis	176,000	153,171	135,871

Retained earnings, beginning of year	$1,517,494	$738,522	$498,073
Dividends declared	(136,079)	(82,848)	(41,607)
Effect of 10% stock dividend	(607,162)	—	(249,661)
Net earnings	740,962	861,820	531,717

Retained earnings, end of year	$1,515,215	$1,517,494	$738,522

See Notes to Financial Statements —
See Accompanying Report of Registered Independent Public Accounting Firm

SCHEDULE II
FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)
STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$740,962	$861,820	$531,717
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of debt issuance costs	(888)	1,813	1,413
Provision for losses on notes receivable	—	465	240
Equity in earnings of subsidiaries	(767,308)	(912,573)	(554,355)
Gain on sales of investments	(5,125)	(5,080)	(889)
Stock-based compensation cost	21,450	9,526	—
Tax benefit associated with the exercise of stock options	36,085	18,914	21,329
Net (decrease) increase in income taxes	(6,716)	54,105	47,235
Net (increase) decrease in prepaid expenses and other assets	(13,288)	1,685	(2,053)
Net (decrease) increase in accounts payable and accrued liabilities	(687)	19,251	(17,679)

Net cash provided by operating activities	4,485	49,926	26,958

Cash Flows From Investing Activities:
Proceeds from sales of investments	101,069	32,541	33,564
Purchases of investments	(122,082)	(40,551)	(44,522)
Net (purchases) proceeds from short-term investing activities	(2,442)	114,899	(84,558)
Proceeds (purchases) of property and equipment	(25)	(406)	6,500
Collections of notes receivable	500	1,150	6,401
Additions to investment in subsidiaries	(492,149)	(729,746)	(12,533)
Capital transactions of majority-owned subsidiaries	—	7,648	(8,694)

Net cash used in investing activities	(515,129)	(614,465)	(103,842)

Cash Flows From Financing Activities:
Borrowings	485,000	100,000	—
Net proceeds from issuance of notes	—	248,118	—
Debt service payments	(160,000)	(145,350)	(14,651)
Dividends paid	(136,079)	(94,566)	(38,485)
Purchases of treasury stock	(128,723)	(45,436)	(61,210)
Exercise of stock options	76,899	38,012	50,350
Net borrowings and dividends from subsidiaries	373,548	458,208	137,214

Net cash provided by financing activities	510,645	558,986	73,218

Net decrease in cash and cash equivalents	—	(5,553)	(3,666)
Cash and cash equivalents at beginning of year	—	5,553	9,219

Cash and cash equivalents at end of year	$—	$—	$5,553

See Notes to Financial Statements —
See Accompanying Report of Registered Independent Public Accounting Firm

SCHEDULE II
FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

A.	Summary of Significant Accounting Policies
      Fidelity National Financial, Inc. (the “Company”) transacts substantially all of its business through its subsidiaries. The Parent Company Financial Statements should be read in connection with the aforementioned Consolidated Financial Statements and Notes thereto included elsewhere herein.

B.	Notes Payable
      Notes payable consist of the following:

	December 31,

	2004	2003

	(Dollars in thousands)
Syndicated credit agreement, unsecured, interest due quarterly at LIBOR plus 0.50% (2.92% at December 31, 2004), unused portion of $300,000 at December 31, 2004	$400,000	$75,000
Unsecured notes, net of discount, interest payable semi-annually at 7.3%, due August 2011	249,337	249,236
Unsecured notes, net of discount, interest payable semi-annually at 5.25%, due March 2013	248,462	248,274

	$897,799	$572,510

      Principal maturities at December 31, 2004, are as follows (dollars in thousands):

2005	$—
2006	—
2007	—
2008	—
2009	400,000
Thereafter	497,799

$897,799

      In the normal course of business the Company enters into off-balance sheet credit risk in the form of guarantees. As of December 31, 2004, subsidiary debt in the amount of $1.4 million was guaranteed by the Company.

C.	Supplemental Cash Flow Information

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Cash paid during the year:
Interest	$47,108	$27,254	$22,244
Income taxes	$394,900	$436,900	$220,000
Non-cash investing and financing activities:
Dividends declared and unpaid	$—	$—	$11,718
Fair value of shares issued in connection with acquisitions	$237,480	$834,714	$—
Capital transactions of investees and less than 100% owned subsidiaries	$—	$5,704	$8,318
Issuance of restricted stock	$192	$26,292	$—

D.	Cash Dividends Received
      The Company has received cash dividends from subsidiaries and affiliates of $445.2 million, $421.4 million and $165.2 million in 2004, 2003 and 2002, respectively.

SCHEDULE V
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2003 and 2002

	Column B	Column C			Column D		Column E

Column A		Additions

	Balance at	Charge to					Balance at
	Beginning	Costs and	Other		Deduction		End of
Description	of Period	Expenses	(Described)		(Described)		Period

	(Dollars in thousands)
Year ended December 31, 2004:
Reserve for claim losses	$943,704	$282,124	$38,597	(5)	$266,255	(1)	$998,170
Allowance on trade and notes receivables	39,048	1,209	—		4,348	(2)	35,909
Amortization of intangible assets	80,138	124,075	—		—		204,213
Year ended December 31, 2003:
Reserve for claim losses	$888,784	$263,409	$8,622	(4)	$217,111	(1)	$943,704
Allowance on trade and notes receivables	23,240	19,510	—		3,702	(2)	39,048
Amortization of intangible assets	9,710	71,182	—		754	(3)	80,138
Year ended December 31, 2002:
Reserve for claim losses	$881,089	$179,292	$—		$171,597	(1)	$888,784
Allowance on trade and notes receivables	31,852	8,033	—		16,645	(2)	23,240
Amortization of intangible assets	3,763	6,113	—		166	(3)	9,710

(1)	Represents payments of claim losses, net of recoupments.

(2)	Represents uncollectible accounts written-off, change in reserve due to reevaluation of specific items and change in reserve due to sale of certain assets.

(3)	Represents intangible assets written-off.

(4)	Represents reserve for claim losses assumed in connection with the Company’s acquisitions of LSI and ANFI in 2003.

(5)	Represents reserve for claim losses assumed in connection with the Company’s acquisitions of APTIC in 2004.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003
3.2	Restated Bylaws of Registrant, incorporated by reference from Form S-4, Registration No. 333-103067
4.1	7.30% Note due August 15, 2011 of Fidelity National Financial, Inc. in the principal amount of $250,000,000 dated August 20, 2001, incorporated by reference from Current Report on Form 8-K, dated August 23, 2001
4.2	Indenture by and between Fidelity National Financial, Inc. and The Bank of New York dated as of August 20, 2001, incorporated by reference from Current Report on Form 8-K dated August 23, 2001
4.3	5.25% Note due March 15, 2013 of Fidelity National Financial, Inc. in the principal amount of $250,000,000 dated March 11, 2003, incorporated by reference from Current Report on Form 8-K dated March 6, 2003
10.4	Fidelity National Financial, Inc. 1987 Stock Option Plan, incorporated by reference from Form S-1, Registration No. 33-11321*
10.4.1	Fidelity National Financial, Inc. Amended and Restated 1987 Stock Option Plan approved by the stockholders of the Company on December 16, 2004, incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A, filed on November 15, 2004.*
10.5	Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan, incorporated by reference from Form S-1, Registration No. 33-11321*
10.5.1	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on March 24, 1989, incorporated by reference from Form S-8, Registration No. 33-15027*
10.5.2	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan, incorporated by reference from Form S-8, Registration No. 33-45709*
10.5.3	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Form S-8, Registration No. 33-64836*
10.5.4	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on June 20, 1995, incorporated by reference from Form S-8, Registration No. 33-61983*
10.6	Fidelity National Financial, Inc. 401(k) Profit Sharing Defined Contribution Plan and Trust adopted January 1, 1990, incorporated by reference from Form 10-K filed January 29, 1991*
10.6.1	Amendments to Fidelity National Financial, Inc. 401(k) Profit Sharing Plan, incorporated by reference from Form S-8, Registration No. 33-56514*
10.6.2	The Fidelity National Financial Group 401(k) Profit Sharing Plan, incorporated by reference from Form S-8, Registration No. 333-83054*
10.7	Fidelity National Financial, Inc. 1991 Stock Option Plan, approved by the stockholders of the Company on July 15, 1992, incorporated by reference from Form S-8, Registration No. 33-45272*
10.7.1	Amendments to Fidelity National Financial, Inc. 1991 Stock Option Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Form S-8, Registration No. 33-64834*
10.7.2	Amendment to Fidelity National Financial, Inc. 1991 Stock Plan, approved by the stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026*

Exhibit
Number	Description

10.7.3	Amendment to Fidelity National Financial, Inc. 1991 Stock Option Plan and the 1998 Stock Option Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111*
10.8	1996 Omnibus Stock Option Plan (Granite), incorporated by reference from Form S-8, Registration No. 333-48411*
10.9	Two Stock Option Agreements and Amended Stock Award Agreement (Alamo), incorporated by reference from Form S-8, Registration No. 333-64229*
10.35	Fidelity National Financial, Inc. 1993 Stock Plan, approved by stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026*
10.60	Agreement and Plan of Merger, dated as of August 1, 1999, by and between Fidelity National Financial, Inc. and Chicago Title Corporation and amended as of October 13, 1999, incorporated by reference from Form S-4, Registration No. 333-89163
10.61	Credit Agreement, dated as of November 4, 2003, among Fidelity National Financial, Inc. and various Financial Institutions, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003
10.61.1	First Amendment to Credit Agreement, dated April 9, 2004, among Fidelity National Financial, Inc. and various Financial Institutions, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2004.
10.61.2	Third Amendment to Credit Agreement, dated March 9, 2005, among Fidelity National Financial, Inc. and various Financial Institutions, incorporated by reference from Current Report on Form 8-K dated March 9, 2005.
10.62	Granite Financial, Inc. Omnibus Stock Plan of 1996, Amended and Restated as of April 24, 1997 and June 14, 1997, incorporated by reference from Form S-8, Registration No. 333-48111*
10.63	Fidelity National Financial, Inc., 1998 Stock Incentive Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111*
10.64	Chicago Title Corporation 1998 Long-Term Incentive Plan and Chicago Title Corporation Directors Stock Option Plan, incorporated by reference from Form S-8, Registration No. 333-32806*
10.65	Amendment to Fidelity National Financial, Inc. 1991 Stock Option Plan, approved by the stockholders of the Company on June 12, 2000, incorporated by reference from Form S-8, Registration No. 333-52744*
10.66	Amendment to Fidelity National Financial, Inc. 1998 Stock Incentive Plan, approved by the stockholders of the Company on June 12, 2000, incorporated by reference from Form S-8, Registration No. 333-52744*
10.67	Underwriting Agreement, dated January 24, 2001, by and among Fidelity National Financial, Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co., Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc., as representatives of the underwriters named therein, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ending December 31, 2000
10.68	Fidelity National Financial, Inc. Second Amended and Restated 1998 Stock Incentive Plan, approved by the Company’s stockholders on December 16, 2004 and incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on November 15, 2004
10.69	Fidelity National Financial, Inc. Second Amended and Restated 2001 Stock Inventive Plan, approved by the Company’s stockholders on December 16 2004 and incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on November 15, 2004
10.70	Fidelity National Financial, Inc. Employee Stock Purchase Plan, as Amended and Restated as of April 24, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*

Exhibit
Number	Description

10.71	Employment Agreement by and between Fidelity National Financial, Inc. and Brent B. Bickett on of November 11, 2004, incorporated by reference from Current Report on Form 8-K dated November 11, 2004
10.72	Employment Agreement by and between Fidelity National Financial, Inc. and Raymond R. Quirk as of March 20, 2003, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2003*
10.73	Employment Agreement by and between Fidelity National Financial, Inc. and Ernest D. Smith as of March 20, 2003, incorporated by reference from Quarterly Report on Forma 10-Q for the quarterly period ending March 31, 2003*
10.74	Employment Agreement by and between Fidelity National Financial, Inc. and Alan L. Stinson as of March 22, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*
10.75	Employment Agreement by and between Fidelity National Financial, Inc. and Peter T. Sadowski as of July 18, 2003* incorporated by reference from the Annual Report on Form 10-K for the fiscal year ending December 31, 2003
10.76	Underwriting Agreement by and among Fidelity National Financial, Inc. and Lehman Brothers Inc., Banc of America Securities LLC and Bear Stearns & Co., Inc. dated August 13, 2001, incorporated by reference from Current Report on Form 8-K dated August 23, 2001
10.77	Stock Purchase Agreement, dated as January 28, 2003, by and between Fidelity National Financial, Inc. and ALLTEL Corporation, incorporated by reference from Current Report on Form 8-K, dated January 29, 2003
10.78	Agreement and Plan of Merger, dated as of January 9, 2003, by and among Fidelity National Financial, Inc., ANFI, Inc. and ANFI Merger Sub, Inc., as amended by the First Amendment to Agreement and Plan of Merger, dated as of February 21, 2003, incorporated by reference from Form S-4/A, Registration No. 333-103067
10.79	Underwriting Agreement by and among Fidelity National Financial, Inc., Lehman Brothers, Inc., Banc of America Securities LLC and Bear, Stearns & Co. Inc., dated March 6, 2003, incorporated by reference from Current Report on Form 8-K dated March 6, 2003
10.80	American National Financial, Inc. 1999 Stock Option Plan and American National Financial, Inc., 1998 Stock Incentive Plan, incorporated by reference from Form S-8, Registration No. 03-000756
10.81	Agreement and Plan of Merger, by and among Fidelity National Financial, Inc., FNIS Acquisition Corp., Chicago Title and Trust Company, Inc., solely for the purpose of Section 5.19, and Fidelity National Information Solutions, Inc., dated as of July 11, 2003, incorporated by reference from Form S-4, Registration No. 03-000863
10.82	Fidelity National Information Solutions 2001 Stock Incentive Plan, Vista Information Solutions, Inc., 1999 Stock Option Plan, Micro General Corporation 1999 Stock Incentive Plan and Micro General Corporation 1998 Stock Incentive Plan, incorporated by reference from Form S-8, Registration No. 333-109415
10.83	Credit Agreement, dated as of March 9, 2005, among Fidelity National Information Services, Inc, Fidelity National Information Solutions, Inc., Fidelity National Tax Service, Inc. and various Financial Institutions, incorporated by reference from Current Report on Form 8-K dated March 9, 2005.
10.84	Fidelity National Information Services, Inc. 2005 Stock Incentive Plan (filed herewith)
10.85	Sanchez Computer Associates, Inc. Amended and Restated 1995 Equity Compensation Plan, incorporated by reference from Form S-8 Registration No. 333-114482.

Exhibit
Number	Description

10.86	InterCept Group Inc. Amended and Restated 1996 Stock Option Plan, Provesa, Inc. 1994 Stock Option Plan, InterCept, Inc. 2002 Stock Option Plan and InterCept, Inc. G. Lynn Boggs 2002 Stock Option Plan, incorporated by reference from Form S-8 Registration No. 333-120720.
10.87	Fidelity National Financial Inc. 2004 Omnibus Incentive Plan, approved by the stockholders of the Company on December 16, 2004 and incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on November 15, 2004.
21	List of Subsidiaries
23	Consent of Registered Independent Accounting Firm
31.1	Certification by Chief Executive Officer of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.