Form 10-Q
period 2005-03-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2005-05-10
CIK 809398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005

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

YES  ☑          NO  ☐

     As of April 30, 2005, 172,762,061 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2005

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at March 31, 2005 includes $262,265 and at December 31, 2004 includes $265,639 of pledged fixed maturity securities related to secured trust deposits	$2,823,948	$2,332,231
Equity securities, at fair value	160,885	135,465
Other long-term investments	166,425	190,456
Short-term investments at March 31, 2005 includes $180,385 and at December 31, 2004 includes $280,351 of pledged short-term investments related to secured trust deposits	729,832	688,124

Total investments	3,881,090	3,346,276
Cash and cash equivalents, at March 31, 2005 includes $350,168 and at December 31, 2004 includes $195,200 of pledged cash related to secured trust deposits	496,718	331,222
Trade and notes receivables, net of allowance of $33,505 in 2005 and $36,254 in 2004	594,384	562,864
Goodwill	2,753,239	2,798,249
Prepaid expenses and other assets	459,527	431,756
Capitalized software	467,531	440,780
Other intangible assets	703,913	672,185
Title plants	303,418	302,201
Property and equipment, net	356,666	385,002
Income taxes receivable	42,179	—

	$10,058,665	$9,270,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$797,600	$948,882
Deferred revenue	431,307	394,811
Notes payable	3,358,340	1,370,556
Reserve for claim losses	1,000,754	998,170
Secured trust deposits	788,355	735,295
Deferred tax liabilities	148,993	103,167
Income taxes payable	—	689

	6,525,349	4,551,570
Minority interests and preferred stock of subsidiary	159,300	18,874
Stockholders’ equity:
Preferred stock, $.0001 par value; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock, $.0001 par value; authorized, 250,000,000 shares issued; 180,756,044 as of March 31, 2005 and 178,321,790 as of December 31, 2004	18	18
Additional paid-in capital	3,487,777	3,424,261
Retained earnings	151,023	1,515,215

	3,638,818	4,939,494
Accumulated other comprehensive earnings (loss)	(54,512)	(27,353)
Unearned compensation	(16,677)	(18,437)
Less treasury stock, 5,765,846 shares as of March 31, 2005 and as of December 31, 2004, at cost	(193,613)	(193,613)

	3,374,016	4,700,091

	$10,058,665	$9,270,535

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended
	March 31,
	2005	2004
	(Unaudited)
REVENUE:
Direct title insurance premiums	$477,820	$464,948
Agency title insurance premiums	510,780	606,333
Escrow and other title related fees	242,154	218,585
Financial institution software and services	380,564	243,221
Lender outsourcing solutions (excludes title premiums of $18.4 million and $40.2 million in the three month period ended March 31, 2005 and 2004, respectively, that are included in title premiums above)	71,196	74,116
Information services	154,805	142,023
Specialty insurance	75,508	48,670
Interest and investment income	26,424	14,527
Realized gains and losses, net	3,883	12,473
Non-operating gain on issuance of subsidiary stock	318,209	—
Other income	10,295	11,922

Total revenue	2,271,638	1,836,818
EXPENSES:
Personnel costs	747,077	636,596
Other operating expenses	401,354	345,541
Agent commissions	391,466	474,364
Depreciation and amortization	97,327	70,610
Provision for claim losses	79,627	58,920
Interest expense	24,507	7,932

Total expenses	1,741,358	1,593,963

Earnings before income taxes and minority interest	530,280	242,855
Income tax expense	80,335	92,285

Earnings before minority interest	449,945	150,570
Minority interest	5,448	329

Net earnings	$444,497	$150,241

Basic earnings per share	$2.57	$0.91

Weighted average shares outstanding, basic basis	173,124	165,605

Diluted earnings per share	$2.51	$0.88

Weighted average shares outstanding, diluted basis	177,327	171,103

Cash dividends paid per share	$10.25	$0.18

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended
	March 31,
	2005	2004
	(Unaudited)
Net earnings	$444,497	$150,241
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments, net (1)	(17,818)	2,856
Foreign currency translation unrealized gain (loss) (2)	(8,648)	1,545

Reclassification adjustments for gains included in net earnings (3)	(693)	(5,763)

Other comprehensive loss	(27,160)	(1,362)

Comprehensive earnings	$417,337	$148,879

(1)	Net of income tax (benefit) expense of $(10.9) million and $2.0 million for the three months ended March 31, 2005 and 2004, respectively.

(2)	Net of income tax (benefit) expense of $(1.0) million and $0.9 million for the three months ended March 31, 2005 and 2004, respectively.

(3)	Net of income tax expense of $0.4 million and $3.8 million for the three months ended March 31, 2005 and 2004, respectively.

See Notes to Condensed Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Unearned	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Shares	Amount
Balance, December 31, 2004	178,322	$18	$3,424,261	$1,515,215	$(27,353)	$(18,437)	5,766	$(193,613)

Exercise of stock options	2,397	—	31,470	—	—	—	—	—
Tax benefit associated with the exercise of stock options	—	—	24,958	—	—	—	—	—
Acquisition of Hansen Quality Loan Services, Inc.	37	—	1,625	—	—	—	—	—
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	(18,679)	—	—	—
Other comprehensive loss — unrealized loss on foreign currency	—	—	—	—	(8,480)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	1,760	—	—
Stock based compensation	—	—	5,463	—	—	—	—	—
Cash dividends declared ($10.25 per share)	—	—	—	(1,808,689)	—	—	—	—
Net earnings	—	—	—	444,497	—	—	—	—

Balance, March 31, 2005	180,756	$18	$3,487,777	$151,023	$(54,512)	$(16,677)	5,766	$(193,613)

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net earnings	$444,497	$150,241
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	97,327	70,610
Net increase in reserve for claim losses	2,584	9,018
Gain on issuance of subsidiary stock	(318,209)	—
Gain on sales of assets	(3,883)	(12,473)
Stock-based compensation cost	7,223	6,130
Tax benefit associated with the exercise of stock options	24,958	10,827
Minority interest	5,448	329
Change in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in leases and lease securitization residual interests	(80)	8,240
Net decrease in secured trust deposits	1,322	4,300
Net increase in trade receivables	(30,888)	(24,539)
Net increase in prepaid expenses and other assets	(17,054)	(26,065)
Net decrease in accounts payable, accrued liabilities	(111,520)	(149,814)
Net increase in income taxes	19,332	75,628

Net cash provided by operating activities	121,057	122,432

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	587,149	572,802
Proceeds from maturities of investment securities available for sale	78,387	33,904
Proceeds from sale of assets	4,730	2,402
Net proceeds from sale of equity interest in subsidiary	454,337	—
Collections of notes receivable	1,139	1,077
Additions to title plants	(1,392)	(232)
Additions to property and equipment	(21,332)	(34,147)
Additions to capitalized software	(34,852)	(26,375)
Purchases of investment securities available for sale	(1,304,353)	(765,692)
Net proceeds (purchases) of short-term investment securities	(41,708)	201,346
Additions to notes receivable	(4,362)	(2,986)
Acquisitions of businesses, net of cash acquired	(4,750)	(315,242)

Net cash used in investing activities	(287,007)	(333,143)

	(Continued)

See Notes to Condensed Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,
	2005	2004
	(Unaudited)
Cash flows from financing activities:
Borrowings	$2,805,526	$253,495
Debt issuance costs	(34,155)	—
Debt service payments	(819,613)	(14,216)
Dividends paid	(1,806,750)	(29,944)
Stock options exercised	31,470	20,572
Purchases of treasury stock	—	(16,502)

Net cash provided by financing activities	176,478	213,405

Net increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	10,528	2,694
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	136,022	260,677

Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$146,550	$263,371

Supplemental cash flow information:
Income taxes paid	$38,800	$4,900

Interest paid	$24,216	$9,166

Noncash investing and financing activities:
Dividends declared and unpaid	$1,939	$—

Issuance of restricted stock	$—	$192

Fair value of shares issued in connection with acquisitions	$1,625	$129,870
Capital transactions of investees and less than 100% owned subsidiaries	$—	$—
Liabilities assumed in connection with acquisitions:
Fair value of assets acquired	$4,750	$427,941
Total purchase price	$—	$(337,295)

Liabilities assumed	$4,750	$90,646

See Notes to Condensed Consolidated Financial Statements

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note A — Basis of Financial Statements

     The unaudited financial information included in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the “Company”) and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     Certain reclassifications have been made in the 2004 Condensed Consolidated Financial Statements to conform to classifications used in 2005.

Note B — Acquisitions

     The results of operations and financial position of the entities acquired during any year are included in the Consolidated Financial Statements from and after the date of acquisition. The Company employs an outside third party valuation firm to value the identifiable intangible and tangible assets and liabilities of each of its acquisitions. Based on this valuation any differences between the fair value of the identifiable assets and liabilities and the purchase price paid is recorded as goodwill.

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

     The assets acquired and liabilities assumed in the InterCept acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value	$93,957
Intangible assets acquired at fair value	125,795
Goodwill	256,655
Liabilities assumed at fair value	(57,048)

Total purchase price	$419,359

     Aurum Technology, Inc.

     On March 11, 2004, the Company acquired Aurum Technology, Inc. (Aurum) for $306.4 million, comprised of $185.0 million in cash and the issuance of 3,144,390 shares of the Company’s common stock valued using closing prices two days before and after the valuation date, which was $121.4 million. Aurum is a provider of outsourced and in-house information technology solutions for the community bank and credit union markets.

     The assets acquired and liabilities assumed in the Aurum acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value	$64,301
Intangible assets acquired at fair value	44,803
Goodwill	255,399
Liabilities assumed at fair value	(58,134)

Total purchase price	$306,369

     Sanchez Computer Associates, Inc.

     On April 14, 2004, the Company acquired Sanchez Computer Associates, Inc. (Sanchez) for $183.7 million, comprised of $88.1 million in cash and the issuance of 2,267,290 shares of the Company’s common stock valued using closing prices two days before and after the valuation date, which was approximately $88.1 million with the remaining purchase price of $7.5 million relating to the issuance of the Company’s stock options for vested Sanchez stock options. Sanchez develops and markets scalable and integrated software and services that provide banking, customer integration, outsourcing and wealth management solutions to financial institutions in several countries.

     The assets acquired and liabilities assumed in the Sanchez acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value	$57,993
Intangible assets acquired at fair value	19,638
Goodwill	127,630
Liabilities assumed at fair value	(21,591)

Total purchase price	$183,670

     Kordoba

     On September 30, 2004, FNF acquired a 74.9% interest in KORDOBA Gesellschaft fur Bankensoftware mbH & Co. KG, Munich, or Kordoba, a provider of core processing software and outsourcing solutions to the German banking market, from Siemens Business Services GmbH & Co. OHG (Siemans). The acquisition price was $123.6 million in cash. The Company recorded the Kordoba acquisition based on its proportional share of the fair value of the assets acquired and liabilities assumed on the purchase date.

     The assets acquired and liabilities assumed in the Kordoba acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value	$113,692
Intangible assets acquired at fair value	26,834
Goodwill	88,430
Liabilities assumed at fair value	(105,372)

Total purchase price	$123,584

     American Pioneer Title Insurance Company

     On March 22, 2004, the Company acquired American Pioneer Title Insurance Company (“APTIC”) for $115.2 million in cash. APTIC is a 45-state licensed title insurance underwriter with significant agency operations and computerized title plant assets in the state of Florida. APTIC operates under the Company’s Ticor Title brand.

     The assets acquired and liabilities assumed in the APTIC acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value	$114,746
Intangible assets acquired at fair value	10,600
Goodwill	34,505
Liabilities assumed at fair value	(44,663)

Total purchase price	$115,188

     Selected unaudited pro forma combined results of operations for the three months ended March 31, 2004 of the acquired companies assuming the above acquisitions had occurred as of January 1, 2004, and using actual general and administrative expenses prior to the acquisition, are set forth below:

Three Months
Ended March 31,
2004
Total revenue	$2,025,053
Net earnings	$132,459
Basic earnings per share	$0.77
Diluted earnings per share	$0.75

Other Transactions:

     ClearPar

     On December 13, 2004, the Company acquired ClearParSM, LLC (“ClearPar”), a provider of a web-based commercial loan settlement system servicing the primary syndication and secondary loan trading markets. The acquisition price was $24.5 million in cash.

     Covansys Corporation

     On September 15, 2004, the Company acquired 11 million shares of common stock and warrants to purchase 4 million additional shares of Covansys Corporation (Covansys), a publicly traded U.S.-based provider of application management and offshore outsourcing services with India based operations for $121.0 million in cash. The Company owns approximately 29% of Covansys and accounts for the investment in common stock using the equity method of accounting and, until March 25, 2005, accounted for the warrants under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under SFAS No. 133, the investment in warrants are considered derivative instruments and were recorded at a fair value of approximately $23.5 million on the date of acquisition. During the first quarter of 2005, the Company has recorded a loss of $4.4 million on the decrease in fair value of the warrants through March 25, 2005 which is reflected in the Consolidated Statement of Earnings in realized gains and losses. On March 25, 2005, the terms of the warrants were amended such that the accounting for the investment in the warrants is now governed by the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and changes in the fair value of the warrants are recorded in other comprehensive earnings.

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

     Hansen Quality Loan Services, LLC

     On February 27, 2004, the Company acquired an additional 44% interest in Hansen Quality Loan Services, LLC (“Hansen”) that it did not already own for $33.7 million, consisting of $25.2 million in cash and $8.5 million of the Company’s common stock. The stock portion of the purchase price resulted in the issuance of 220,396 shares of the Company’s common stock. Hansen provides collateral risk assessment and valuation services for real estate mortgage financing. On March 26, 2004, we acquired the remaining 1% interest in Hansen for $.3 million in cash. In the first quarter 2005, the Company issued an additional 36,838 shares to the prior management of Hansen valued at $1.6 million in satisfaction of an earn-out provision in the purchase agreement.

Note C — Recapitalization of Fidelity National Information Services, Inc. (“FIS”) and Minority Interest Sale Resulting in a Gain on issuance of Subsidiary Stock

     The recapitalization of FIS was accomplished through $2.8 billion in borrowings under new senior credit facilities consisting of an $800 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, the “Term Loan Facilities”) and a $400 million revolving credit facility (“Revolver”). FIS fully drew upon the entire $2.8 billion in Term Loan Facilities to consummate the recapitalization while the Revolver remained undrawn at the closing of the recapitalization. The current interest rate on both the Term Loan Facilities and the Revolver is LIBOR +1.75%. Bank of

America, JP Morgan Chase, Wachovia Bank, Deutsche Bank and Bear Stearns led a consortium of lenders providing the new senior credit facilities.

     The minority equity interest sale was accomplished through FIS selling an approximately 25 percent minority equity interest in the common stock of FIS to an investment group led by Thomas H. Lee Partners (“THL”) and Texas Pacific Group (“TPG”). FIS issued a total of 50 million shares of the common stock of FIS to the investment group for a total purchase price of $500 million. A new Board of Directors has been created at FIS, with William P. Foley, II, current Chairman and Chief Executive Officer of FNF, serving as Chairman and Chief Executive Officer of FIS. FNF has appointed four additional members to the FIS Board of Directors, while each of THL and TPG have appointed two new directors. The minority equity interest sale resulted in a non-operating gain of $318.2 million. This gain was calculated under the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5H (“SAB Topic 5H”) and relates to the issuance of securities of a non-wholly owned subsidiary. The gain represents the difference between the Company’s book value investment in FIS immediately prior to the transaction and its book value investment in FIS immediately following the transaction. No deferred income taxes were recorded in connection with this transaction as the tax basis of the investment was greater than the book basis on the date of the sale.

     The following steps were undertaken to consummate the FIS recapitalization plan and the minority equity interest sale in FIS. On March 8, 2005, FIS declared a dividend to FNF of $2.7 billion and issued a $2.7 billion note to FNF as payment. On March 9, 2005, FIS borrowed $2.8 billion under its new senior credit facilities. FIS then paid FNF $2.7 billion, plus interest, to repay the $2.7 billion note issued on March 8, 2005. FNF used $400 million of these funds to repay all outstanding principal and interest on its bank debt. The remainder was used to fund a $10 per share dividend to FNF shareholders, with the balance available for general corporate purposes at FNF, which may include acquisitions. The minority equity interest sale in FIS was then closed through the payment of $500 million from the investment group led by THL and TPG to FIS. FIS then repaid approximately $410 million outstanding under its current credit facility. Finally, FIS paid all expenses related to the transactions. These expenses totaled $80.4 million, consisting of $33.2 million in bank fees that were capitalized as debt issuance costs and $47.2 million in fees relating to the minority interest sale that were netted against the proceeds, including placement fees payable to the investors. All remaining proceeds will be utilized for other general corporate purposes at FIS.

Note D — Earnings Per Share

     The Company presents “basic” earnings per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and “diluted” earnings per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2005	2004
	(In thousands, except per
	share amounts)
Net earnings, basic and diluted basis	$444,497	$150,241

Weighted average shares outstanding during the period, basic	173,124	165,605
Plus: Common stock equivalent shares assumed from conversion of options	4,203	5,498

Weighted average shares outstanding during the period, diluted	177,327	171,103

Basic earnings per share	$2.57	$0.91

Diluted earnings per share	$2.51	$0.88

     Options to purchase 4,660,085 shares and 9,242 shares of the Company’s common stock for the three months ended March 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.

Note E – Investments

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2005 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government and agencies	$881,629	$(13,933)	$59,688	$(853)	$941,317	$(14,786)
States and political subdivisions	528,363	(7,290)	117,878	(4,114)	646,241	(11,404)
Corporate securities	318,932	(5,851)	101,262	(3,621)	420,194	(9,472)
Equity securities	64,889	(5,056)	55,741	(2,271)	120,630	(7,327)

Total temporarily impaired securities	$1,793,813	$(32,130)	$334,569	$(10,859)	$2,128,382	$(42,989)

     A substantial portion of the Company’s unrealized losses relate to U.S. government and state and political subdivisions holdings. These unrealized losses were primarily caused by interest rate increases. Since the decline in fair value of these investments is attributable to changes in interest rates and not credit quality, and the Company has the intent and ability to hold these securities, the Company does not consider these investments other-than-temporarily impaired.

Note F- Stock-Based Compensation Plans

     The Company accounts for stock-based compensation using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. The Company has elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based

Compensation — Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. In December 2004, the FASB issued Statement No. 123R “Share Based Payment”. The Company will be required to adopt the provisions of this statement in the first quarter of 2006 and does not believe that it will have a material effect on earnings since all options granted prior to January 1, 2003 will be fully vested as of that date.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

	Three months ended
	March 31,
	2005	2004
	(In thousands, except
	per share amounts)
Net earnings, as reported	$444,497	$150,241
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	4,406	3,801
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,776)	(4,786)

Pro forma net earnings	$444,127	$149,256

Earnings per share:
Basic — as reported	$2.57	$0.91
Basic — pro forma	$2.57	$0.90
Diluted — as reported	$2.51	$0.88
Diluted — pro forma	$2.50	$0.87

Note G — Notes Payable

     Notes payable consist of the following:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Term Loan A Facility, secured, interest due quarterly at LIBOR plus 1.75% (4.51% at March 31, 2005), .25% quarterly principal amortization, due March, 2011	$800,000	$—
Term Loan B Facility, secured, interest due quarterly at LIBOR plus 1.75% (4.51% at March 31, 2005), .25% quarterly principal amortization, due March, 2013	2,000,000	—
Syndicated credit agreement, secured, interest due quarterly at LIBOR plus 1.75%, undrawn, unused portion of $400 million at March 31, 2005	—	—
Syndicated credit agreement, unsecured, interest due quarterly at LIBOR plus 0.925%, undrawn, unused portion of $700 million at March 31, 2005	—	400,000
Syndicated credit agreement, paid in full and terminated on March 9, 2005	—	410,000
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	249,362	249,337
Unsecured notes net of discount, interest payable semi-annually at 5.25%, due March 2013	248,510	248,462
Other promissory notes with various interest rates and maturities	60,468	62,757

	$3,358,340	$1,370,556

     On March 9, 2005, Fidelity National Information Solutions, Inc. and Fidelity National Tax Service, Inc., collectively the (“borrowers”), both direct subsidiaries of FIS and indirect subsidiaries of Fidelity National Financial, Inc., entered into a Credit Agreement, dated as of March 9, 2005, with Bank of America, as (“Administrative Agent”) and other financial institutions (the “Credit Agreement”). Fidelity National Financial, Inc. is not a party nor a guarantor to this agreement.

     The Credit Agreement replaces a $500 million Revolving Credit Agreement, dated as of November 8, 2004, among FIS, as borrower, and Wachovia Bank, National Association, as Administrative Agent and Swing Line Lender, Bank of America, as Syndication Agent and the other financial institutions party thereto (the “Wachovia Credit Agreement”), which was repaid and terminated on March 9, 2005, prior to its scheduled expiration date of November 8, 2007. On the date of its termination, approximately $410.2 million was outstanding under the Wachovia Credit Agreement and no early termination penalties were incurred.

     The Credit Agreement provides for a $800 million six-year term facility (“Term A Loans”), a $2.0 billion eight-year term facility (“Term B Loans”) and a $400 million revolving credit facility maturing on the sixth anniversary of the closing date. The term facilities were fully drawn on the closing date while the revolving credit facility was undrawn on the closing date. FIS has provided an unconditional guarantee of the full and punctual payment of the Borrowers’ obligations under the Credit Agreement and related loan documents.

     Fidelity National Information Solutions, Inc. has granted the Administrative Agent a first priority (subject to certain exceptions) security interest in substantially all of its personal property, including shares of stock and other ownership interests.

     Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the Borrowers from time to time until the maturity of the revolving credit facility. The term facilities are subject to quarterly amortization of principal in equal installments of 0.25% of the principal amount with the remaining balance payable at maturity. In addition to the scheduled amortization, and with certain exceptions, the term loans are subject to mandatory prepayment from excess cash flow, issuance of additional equity and debt and certain sales of assets. Voluntary prepayments of both the term loans and revolving loans and commitment reductions of the revolving credit facility under the Credit Agreement are permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving credit borrowings and Term A Loans bear interest at a floating rate, which will be, at the Borrowers’ option, either the British Bankers Association LIBOR or a base rate plus, in both cases, an applicable margin, which is subject to adjustment based on the performance of the Borrowers. The Term B Loans bear interest at either the British Bankers Association LIBOR plus 1.75% per annum or, at the Borrowers’ option, a base rate plus 0.75% per annum.

     Principal maturities of notes payable at March 31, 2005, are as follows (dollars in thousands):

2005	$57,695
2006	36,159
2007	43,232
2008	28,298
2009	28,084
Thereafter	3,164,872

3,358,340

Note H — Segment Information

     During 2004, the Company restructured its business segments to more accurately reflect a change in the Company’s current operating structure. All previously reported segment information has been restated to be consistent with the current presentation.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

For the three months ended March 31, 2005:

		Financial
		Institution	Lender			Corporate
	Title	Software and	Outsourcing	Information	Specialty	and
	Insurance	Services	Solutions	Services	Insurance	Other	Eliminations	Total
Title premiums	$988,600	$—	$18,356	$—	$—	$—	$(18,356)	$988,600
Other revenues	242,154	396,429	71,196	165,520	75,508	10,295	(26,580)	934,522
Intersegment revenue	—	(15,865)	(18,356)	(10,715)	—	—	44,936	—

Revenues from external customers	$1,230,754	$380,564	$71,196	$154,805	$75,508	$10,295	$—	$1,923,122
Interest and investment income, including realized gains and (losses)	23,912	(1,177)	459	177	1,375	323,770	—	348,516

Total revenues	$1,254,666	$379,387	$71,655	$154,982	$76,883	$334,065	$—	$2,271,638

Depreciation and amortization	24,829	58,912	1,950	10,495	1,019	122	—	97,327
Interest expense	197	4,092	2	57	—	20,159	—	24,507
Earnings (loss) before income tax and minority interest	130,755	46,510	11,780	42,793	13,509	284,933	—	530,280
Income tax expense	50,226	17,767	4,500	16,347	5,160	(13,666)	—	80,335
Minority interest	346	1,283	292	71	—	3,456	—	5,448
Net earnings (loss)	$80,183	$27,460	$6,988	$26,375	$8,349	$295,143	—	444,497
Assets	4,808,102	2,911,610	360,828	859,007	220,912	898,206	—	10,058,665
Goodwill	959,535	1,306,778	82,292	379,299	22,669	2,666	—	2,753,239

For the three months ended March 31, 2004:

		Financial
		Institution	Lender			Corporate
	Title	Software and	Outsourcing	Information	Specialty	and
	Insurance	Services	Solutions	Services	Insurance	Other	Eliminations	Total
Title premiums	$1,062,700	$—	$40,160	$—	$—	$—	$(31,579)	$1,071,281
Other revenues	218,585	254,096	74,116	151,936	48,670	11,922	(20,788)	738,537
Intersegment revenue	—	(10,875)	(31,579)	(9,913)	—	—	52,367	—

Revenues from external customers	$1,281,285	$243,221	$82,697	$142,023	$48,670	$11,922	$—	$1,809,818
Interest and investment income, including realized gains and (losses)	24,313	(219)	173	355	719	1,659	—	27,000

Total revenues	$1,305,598	$243,002	$82,870	$142,378	$49,389	$13,581	$—	$1,836,818

Depreciation and amortization	20,189	36,542	2,690	9,952	1,138	99	—	70,610
Interest expense	368	5	10	62	—	7,487	—	7,932
Earnings (loss) before income tax and minority interest	167,749	38,564	28,643	29,296	6,719	(28,116)	—	242,855
Income tax expense	63,745	14,654	10,884	11,132	2,553	(10,684)	—	92,285
Minority interest	(69)	—	398	—	—	—	—	329
Net earnings (loss)	$104,073	$23,910	$17,361	$18,164	$4,166	$(17,432)	—	150,241
Assets	4,938,692	1,746,974	333,584	548,207	149,457	202,533	—	7,919,447
Goodwill	967,360	775,628	85,827	357,599	20,669	7,666	—	2,214,749

     Title Insurance

     This segment, consisting of title insurance underwriters and wholly-owned title insurance agencies, provides core title insurance and escrow services, including document preparation, collection and trust activities.

     Financial Institution Software and Services

     The Financial Institution Software and Services segment focuses on two primary markets, financial institution processing and mortgage loan processing. The primary applications are software applications that function as the underlying infrastructure of a financial institution’s processing environment. These applications include core bank processing software, which banks use to maintain the primary records of their customer accounts, and core mortgage processing software, which lenders/servicers use to process and service mortgage loans. This segment also provides a number of complementary applications and services that interact directly with the core processing applications, including applications that facilitate interactions between the segment’s financial institution customers and their clients.

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

     Corporate and Other

     The corporate segment consists of the operations of the parent holding company, smaller entities that do not fit in other segment classifications including the Company’s leasing operations, as well as the issuance and repayment of corporate debt obligations.

Note I — Dividends, Stock Repurchase Program and Share and Per Share Restatement

     On January 26, 2005, the Company’s Board of Directors declared a cash dividend of $0.25 per share, payable on March 24, 2005, to stockholders of record as of March 10, 2005. On March 9, 2005, the Company’s Board of Directors declared a cash dividend of $10.00 per share payable on March 28, 2005 to stockholders of record as of March 21, 2005. On April 26, 2005, the Company’s Board of Directors declared a cash dividend of $0.25 per share, payable on June 21, 2005, to stockholders of record as of June 7, 2005.

     On April 24, 2002, the Company’s Board of Directors approved a three-year stock repurchase program, whereby the Company plans to devote a portion of its annual cash flow from operations to the systematic repurchase of shares of its common stock. Purchases may be made by the Company from time to time in the open market, in block purchases or in privately negotiated transactions. There were no share repurchases during the first three months of 2005.

     On April 25, 2005, the Company’s Board of Directors approved another three-year stock repurchase program similar to the 2002 plan which authorizes the repurchase of up to ten million shares.

Note J — Pension and Postretirement Benefits

     The following details the Company’s periodic (income) expense for pension and postretirement benefits:

	For the Three Months Ended March 31,
	2005	2004	2005	2004
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$315	$—	$38	$53
Interest cost	2,312	2,127	296	342
Expected return on assets	(1,959)	(1,777)	—	—
Amortization of prior service cost	—	—	(384)	(678)
Amortization of actuarial loss	2,212	1,768	137	148

Total net periodic (income) expense	$2,880	$2,118	$87	$(135)

     There have been no material changes to the Company’s projected benefit payments under these plans since December 31, 2004 as disclosed in the Company’s Form 10K filed on March 16, 2005.

Note K — Legal Proceedings

     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages. The Company believes that no actions, other than those listed below, depart from customary litigation incidental to its business. Further, the Company believes the resolution of all pending and threatened litigation will not have a material effect on its results of operations, financial position or liquidity.

     The Company is named in one class action lawsuit alleging irregularities and violations of law in connection with title and escrow practices in California. The Company believes that this lawsuit will be dismissed or settled now that the other California class actions concerning similar practices have been finally settled.

     Several class actions are pending alleging improper premiums were charged for title insurance. Four class action cases were filed in New York and have been consolidated for further proceedings. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. These actions were settled in the fall of 2004, and the court has granted preliminary approval of the settlement on January 24, 2005. A suit in Minnesota making these allegations was also settled. Similar allegations also have been made in class actions filed in Ohio, Pennsylvania and Florida. Recently, the court refused to certify a class in one of the Ohio actions and the plaintiffs in that case have appealed.

     Two class actions, one in California and one in Michigan allege that the Company violated the Real Estate Settlement Procedures Act (“RESPA”) and state law by giving favorable discounts or rates to builders and developers. These actions seek refunds of the premiums charged and additional damages. The Company intends to vigorously defend these actions.

     Several class actions are pending alleging that the Company imposed improper charges in closing real estate transactions. A class action pending in Tennessee alleges the Company’s agents have charged for satisfactions that were not recorded. Similar suits have been filed in Arkansas and New York. Two other class actions pending in Indiana allege that the Company overcharged recording fees. The Company intends to vigorously defend the pending actions.

     A class action in Arkansas alleges that the issuance of title commitments, policies and actions taken in aid of clearing title by title companies is the unauthorized practice of law. This case was dismissed by the trial court for lack of jurisdiction reasoning the dispute could only be brought before the Arkansas Committee on the Unauthorized Practice of Law. The Arkansas Supreme Court recently reversed the holding of the trial court asserting that the trial court had concurrent jurisdiction, and remanded the matter back to the trial court. The Company will continue to vigorously defend this action. Two class actions were recently filed in Georgia alleging that the Company was complicit with lenders in denying borrowers their right to representation of counsel at the closing of their consumer loans, and engaged in the unauthorized practice of law. One of those cases was settled for nominal consideration, and the Company intends to vigorously defend the other.

     A class action is pending in California alleging that the Company violated the Telephone Consumer Protection Act by sending unsolicited facsimile advertising. Plaintiffs seek statutory damages. A class was certified in April 2004. At mediation, the parties reached a settlement in principle subject to the approval of final documents.

     A shareholder derivative action was recently filed in Florida alleging that the Company’s directors and certain executive officers breached their fiduciary and other duties to the Company by permitting the Company to pay so called contingent commissions to obtain business, thereby exposing the Company to fines and penalties. The Company has retained counsel and obtained an extension to respond.

     The Company and its subsidiaries FIS and FI are defendants in a civil lawsuit brought by an organization that formerly acted as a sales agent for Alltel Information Services, the predecessor to FI, in China. The suit, which is pending in state court in Monterey County, CA, seeks to recover damages for an alleged breach of the agency contract. The Company intends to defend this case vigorously. The plaintiff in the case has made allegations that the Company violated the Foreign Corrupt Practices Act in connection with its dealings involving a bank customer in China. The Company is cooperating with the Securities and Exchange Commission and the U.S. Department of Justice, which made inquiries regarding these allegations. The Company and its counsel are in the process of investigating these allegations. Based on the results and extent of the investigations completed to date, the Company does not believe that the ultimate disposition of these allegations or the lawsuit will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

     Several state departments of insurance and attorney generals are investigating so called “captive reinsurance” programs whereby some of the Company’s title insurance underwriters reinsured policies through reinsurance companies owned or affiliated with brokers, builders or bankers. Some investigating agencies claim these programs unlawfully compensated customers for the referral of title insurance business. Although the Company believed and continues to believe the programs were lawful, the programs have been discontinued. The Company is cooperating with the investigating authorities, and no actions have been filed by the authorities against the Company or its underwriters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: general economic and business conditions, including interest rate fluctuations and general volatility in the capital markets; changes in the performance of the real estate markets; the impact of competitive products and pricing; success of operating initiatives; adverse publicity; the ability to identify businesses to be acquired; availability of qualified personnel; employee benefits costs and changes in, or the failure to comply with, government regulations and other risks detailed in our filings with the Securities and Exchange Commission.

     The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

     We are the largest title insurance company in the United States. Our title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issued approximately 31.4% of all title insurance policy premiums issued nationally during 2003, including the 2003 results of American Pioneer Title Insurance Company, which we acquired in March 2004. We are also a leading provider of technology solutions, processing services, and information services to the financial services and real estate industries. Over 2,400 financial institutions use our services, including 45 of the 50 largest banks in the U.S. Our applications process over 50% of all U.S. residential mortgage loans by dollar volume with balances exceeding $3.6 trillion, and over 235 million deposit accounts and non-mortgage consumer loans and leases are processed on our core bank processing platform. We also provide customized business process outsourcing related to aspects of the origination and management of mortgage loans to national lenders and loan servicers. Our information services, including our property data and real estate-related services, are used by mortgage lenders, mortgage investors and real estate professionals to complete residential real estate transactions throughout the U.S. We provide information services that span the entire home purchase and ownership life cycle, from contact through closing, refinancing and resale.

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

•   Financial Institution Software and Services. The financial institution software and services segment consists primarily of the operations of Fidelity Information Services, Inc. (“FI”), which was acquired on April 1, 2003 and subsequent acquisitions of WebTone, Inc. (“Webtone”), InterCept, Inc. (“InterCept”), KORDOBA Gesellschaft fur Bankensoftware mbH & Co. KG, Munich (“Kordoba”), Sanchez Computer Associates, Inc. (“Sanchez”) and Aurum Technology, Inc. (“Aurum”). This segment focuses on two primary markets, financial institution processing and mortgage loan processing.

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

Factors Affecting Comparability

     Our Condensed Consolidated Statements of Earnings for the three months ended March 31, 2005 include the results of operations of InterCept, Kordoba, Sanchez, Aurum and American Pioneer Title Insurance Company, Inc. (“APTIC”), which were acquired on various dates during 2004, as discussed in Note B of Notes to Condensed Consolidated Financial Statements. The acquisitions may affect the comparability of our 2005 and 2004 results of operations, particularly with respect to our financial institution software and services segment in which the operating results of all these acquisitions, with the exception of APTIC, are reported.

Results of Operations

Consolidated Results of Operations

     Net Earnings. The following table presents certain financial data for the years indicated:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands,
	except per share data)
Total revenue	$2,271,638	$1,836,818

Total expenses	$1,741,358	$1,593,963

Net earnings	$444,497	$150,241

Basic net earnings per share	$2.57	$0.91

Diluted net earnings per share	$2.51	$0.88

     Revenue. The following table presents the components of our revenue:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Direct title insurance premiums	$477,820	$464,948
Agency title insurance premiums	510,780	606,333
Escrow and other title related fees	242,154	218,585
Financial institution software and services	380,564	243,221
Lender outsourcing solutions (excludes title premiums of $18.4 million and $40.2 million in the three months ended March 31, 2005 and 2004, respectively, that are included in title premiums above)	71,196	74,116
Information services	154,805	142,023
Specialty insurance	75,508	48,670
Interest and investment income	26,424	14,527
Realized gains and losses, net	3,883	12,473
Gain on issuance of subsidiary stock	318,209	—
Other income	10,295	11,922

Total revenue	$2,271,638	$1,836,818

Orders opened by direct title operations	876,900	1,055,600
Orders closed by direct title operations	559,400	643,100

Revenues

     Total consolidated revenues for the first quarter of 2005 increased $434.8 million to $2,271.6 million primarily from the inclusion of a net $318.2 million non-operating gain relating to the issuance of subsidiary stock in the sale of a minority interest in FIS (see Note C to our consolidated financial statements included in this report). Excluding the net gain, total revenue increased $116.6 million or 6.3% as compared to the prior year quarter. This increase in consolidated revenue in the first quarter of 2005 was primarily due to the increases of $137.4 million in the financial institution software and services segment, $26.8 million in the specialty insurance segment and $12.8 million in the information services segment. These increases were offset by an aggregate decrease of $62.0 million in title and lender outsourcing segment operating revenues. The large increase in the operating revenues of the financial institution software and services segment was due to the inclusion of the results of numerous 2004 acquisitions in this segment in the 2005 quarter.

     Consolidated title insurance premiums for the three-month periods were as follows:

	Three months ended March 31,
		% of		% of
	2005	Total	2004	Total
	(Dollars in thousands)
Title premiums from direct operations (1)	$477,820	48.3%	$464,948	43.4%
Title premiums from agency operations (1)	510,780	51.7%	606,333	56.6%

Total	$988,600	100.0%	$1,071,281	100.0%

(1)	Includes premiums reported in the title segment and lender outsourcing solutions segment.

     Title insurance premiums decreased 7.7% to $988.6 million in the first quarter of 2005 as compared with the first quarter of 2004. An increase of $12.9 million or 2.7% in direct premiums was offset by a $95.5 million or 15.8% decrease in premiums from agency operations. The increased level of direct title premiums is a direct result of an increase in the average fee per file offset by a decline in closed order levels as compared with the prior year. The drop experienced in closed orders reflects a slowing refinance market as evidenced by the Mortgage Bankers Association’s (MBA) statistics showing that approximately 46% of new loan originations in the first quarter of 2005 were refinance transactions as compared with approximately 57% in the first quarter of 2004. The increase in fee per file is the result of the decreased levels of refinance-driven activity, which typically have lower fees, in the first quarter of 2005 as compared with the prior year quarter, as well as the appreciation of home prices over the past year. The decrease in agency revenues relates to the fact that the first quarter of 2004 benefited from the continued refinance volumes of 2003, which were at an all-time high, while the 2005 first quarter realized revenue from a declining refinance environment.

     Trends in escrow and other title related fees are primarily related to title insurance activity generated by our direct operations. Escrow and other title related fees during the three-month periods ended March 31, 2005 and 2004, fluctuated in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts. Escrow and other title related fees were $242.2 million and $218.6 million for the first quarter of 2005 and 2004, respectively.

     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in the first quarter of 2005 was $26.4 million, compared with $14.5 million in the first quarter of 2004, an increase of $11.9 million, or 82.1%. The increase in interest and investment income in the first quarter of 2005 is due primarily to an increase in short-term investments and the fixed income asset base during the current year quarter and the increasing interest rate environment.

     Net realized gains for the first quarter was $3.9 million compared with net realized gains of $12.5 million for the corresponding period of the prior year.

     Expenses. The following table presents the components of our expenses:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Personnel costs	$747,077	$636,596
Other operating expenses	401,354	345,541
Agent commissions	391,466	474,364
Depreciation and amortization	97,327	70,610
Provision for claim losses	79,627	58,920
Interest expense	24,507	7,932

Total expenses	$1,741,358	$1,593,963

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

     Personnel costs include base salaries, commissions, benefits and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $747.1 million and $636.6 million for the three months ended March 31, 2005 and 2004, respectively. Personnel costs, as a percentage of total revenue (excluding the $318.2 million gain on issuance of subsidiary stock), were 38.2% in the first quarter of 2005, and 34.7% for the first quarter of 2004. The increase of $110.5 million in personnel costs primarily relates to a significant increase of $77.1 million in the financial institution software and services segment caused primarily by acquisitions and an increase in the title segment of $40.6 million or 10.8% which compares to an increase in revenues from direct operations of 8.3%. The increase in the percentage of revenue on a consolidated basis is due to the fact that personnel costs are a higher percentage of revenues for our financial institution software and services segment because the nature of those businesses requires many programmers and other personnel with an information technology background.

     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services (including personnel costs associated with information technology support), professional services, advertising expenses, general insurance and trade and notes receivable allowances. Other operating expenses totaled $401.4 million and $345.5 million for the three months ended March 31, 2005 and 2004, respectively. The increase of $55.9 million or 16.2% primarily relates to increases in the financial institution software and services and title segments consistent with the increases in personnel costs.

     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended March 31,
	2005		2004
	Amount	%	Amount	%
	(Dollars in thousands)
Agent title premiums	$510,780	100.0%	$606,333	100.0%
Agent commissions	391,466	76.7%	474,364	78.2%

Net	$119,314	23.3%	$131,969	21.8%

     Net margin from agency title insurance premiums increased as a percentage of total agency premiums due to the Company writing a higher percentage of policies in states where we pay lower commission rates.

     Depreciation and amortization was $97.3 million in the first three months of 2005 as compared to $70.6 million in the first three months of 2004. The increase in depreciation and amortization of $26.7 million is primarily due to increased amortization of intangible assets and software acquired during 2004.

     The provision for claim losses includes an estimate of anticipated title and title related claims, escrow losses and homeowners claims relating to our specialty insurance segment. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly. The claim loss provision for title insurance was $64.3 million in the first quarter of 2005 as compared to $55.3 million in the first quarter of 2004. Our claim loss provision as a percentage of total title premiums was 6.5% and 5.3% in the first quarter of 2005 and 2004, respectively. The increase is attributable to higher than expected payment levels, especially for individually significant claims, and a return to a more normalized environment with the volume of resale transactions exceeding the refinance transactions. The claim loss provision for homeowners claims was $15.4 million and $3.6 million in the first quarter of 2005 and 2004, respectively with the increase resulting from the increase in volume of business.

     Interest expense was $24.5 million and $7.9 million in the first quarter of 2005 and 2004, respectively. The increase of $16.6 million relates to an increase in average borrowings over the entire first quarter as compared to the prior year including the $2.8 billion borrowed on March 9, 2005 as part of the FIS recapitalization transaction.

     Income tax expense as a percentage of earnings before income taxes excluding the gain on the issuance of subsidiary stock, for which no taxes were provided, was 37.9% for the first quarter of 2005 and 38.0% for the first quarter of 2004. No income taxes were provided for the gain on the issuance of subsidiary stock as the Company’s tax basis in its investment in FIS exceeded the book basis on the date of the sale. Income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year.

     Minority interest for the first quarter of 2005 was $5.4 million as compared with $0.3 million for the corresponding prior year period. The increase in minority interest expense is attributable to earnings generated following the sale of a 25% interest in FIS and also to the minority interest relating to our Kordoba investment which we acquired in the fourth quarter of 2004.

     Net earnings increased $294.3 million in the first quarter of 2005 as compared to the prior year, but excluding the gain of $318.2 million from the issuance of subsidiary stock, they decreased $24.0 million.

Segment Results of Operations

Title Segment

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Revenues	$1,254,666	$1,305,598
Personnel costs	417,890	377,337
Other operating expenses	206,914	178,726
Agent commissions	409,822	505,943
Depreciation and amortization	24,829	20,189
Provision for claim losses	64,259	55,286
Interest expense	197	368

Total expenses	1,123,911	1,137,849

Earnings before income taxes and minority interest	$130,755	$167,749

Revenue

     Revenue for the title insurance segment includes direct and agency title premiums, including those earned from the lender outsourcing solutions segment, as well as escrow and other title related fees, interest and investment income and realized gains and losses. The primary reason for the $50.9 million decrease in total title segment revenue in the first quarter of 2005 as compared with the prior year period is a decrease in agency premiums offset by an increase in both title premiums and escrow and other title related fees from our direct operations. For a discussion of title segment premiums and escrow and other title related fees, see the Consolidated Results of Operations revenues discussion above.

Expenses

     Personnel costs were $417.9 million and $377.3 million in the first quarters of 2005 and 2004, respectively and generally trend with revenues from our direct operations. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. We will continue to monitor prevailing market conditions and will adjust personnel costs in accordance with expected activity.

     Other operating expenses were $206.9 million and $178.7 million in the first quarters of 2005 and 2004, respectively. The increase in the first quarter of 2005 as compared with 2004 relates to the increase in revenue from direct operations.

     As noted in the consolidated results of operations, the large decrease in agent commissions for the 2005 period as compared to the prior year is the result of a large decrease in agency premiums that were earned in 2005 as compared with 2004.

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

Specialty Insurance Segment

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Revenues	$76,883	$49,389
Personnel costs	8,425	6,521
Other operating expenses	38,562	31,377
Depreciation and amortization	1,019	1,138
Provision for claim losses	15,368	3,634

Total expenses	63,374	42,670

Earnings before income taxes and minority interest	$13,509	$6,719

Revenues

     Revenues from specialty insurance include revenues from the issuance of flood, home warranty and homeowners insurance policies and were $76.9 million and $49.4 million for the first quarters of 2005 and 2004, respectively. Specialty insurance revenue increased in 2005 as compared with 2004 as a result of organic growth in our homeowners insurance and flood renewal insurance businesses.

Expenses

     Personnel costs were $8.4 million and $6.5 million in the first quarters of 2005 and 2004, respectively. As a percentage of revenues, personnel costs were 10.9% and 13.2% in the first quarters of 2005 and 2004, respectively. The decrease as a percentage of revenues in the 2005 period is primarily the result of organic growth of the business lines, which has not required a proportionate increase in personnel.

     Other operating expenses in the specialty insurance segment were $38.6 million and $31.4 million in the first quarters of 2005 and 2004, respectively. As a percentage of revenues, other operating expenses were 50.1% and 63.5% in first quarters of 2005 and 2004, respectively. The decrease as a percentage of revenues in the 2005 period is primarily the result of organic growth of the business lines, which has not required a proportionate increase in these costs.

     The provision for claim loss was $15.4 million and $3.6 million in the first quarters of 2005 and 2004, respectively. The increase was primarily the result of increased activity in the homeowners insurance business.

Financial Institution Software and Services Segment

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Revenues	$395,252	$253,877
Personnel costs	225,786	148,696
Other operating expenses	59,952	30,070
Depreciation and amortization	58,912	36,542
Interest expense	4,092	5

Total expenses	348,742	215,313

Earnings before income taxes and minority Interest	$46,510	$38,564

Revenues

     Revenues from financial institution software and services were $395.3 million and $253.9 million in the first quarters of 2005 and 2004, respectively. The $141.4 million increase in revenues in 2005 compared with the 2004 period relates primarily to recording revenues from the 2004 acquisitions of Aurum, Sanchez, Kordoba and InterCept, along with a few smaller acquisitions. The 2004 acquisitions of Aurum, Sanchez, Kordoba and InterCept and other smaller acquisitions contributed $136.7 million of the increase in the 2005 period as compared with the prior year quarter. Included in the 2005 and 2004 first quarters are $15.9 million and $10.6 million, respectively, of intersegment revenues that this segment earns relating to IT software and support services that it provides to the remainder of the Company.

Expenses

     Personnel costs were $225.8 million and $148.7 million in the first quarters of 2005 and 2004, respectively. The increase in the 2005 quarter as compared to the prior year quarter is consistent with the increase in revenue relating to the 2004 acquisitions. As a percentage of revenues, personnel costs were 57.1% and 58.6% in the first quarters of 2005 and 2004, respectively.

     Other operating expenses were $59.9 million and $30.1 million in the first quarters of 2005 and 2004, respectively. The increase of $29.8 million for the 2005 period as compared with prior year period was primarily the result of the above mentioned acquisitions.

     Depreciation and amortization costs were $58.9 million and $36.5 million in the first quarters of 2005 and 2004, respectively. The increase of $22.4 million relates primarily to the amortization of intangible assets and computer software acquired in the 2004 acquisitions.

     The interest expense of $4.1 million in the first quarter of 2005 related primarily to the $410 million line of credit that was used to fund the acquisition of InterCept in November of 2004. This line was paid off on March 9, 2005 as part of the recapitalization transaction (See Note C).

Lender Outsourcing Solutions Segment

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Revenues	$90,011	$114,449
Personnel costs	33,586	39,777
Other operating expenses	42,693	43,329
Depreciation and Amortization Depreciation and amortization	1,950	2,690
Interest expense	2	10

Total expenses	78,231	85,806

Earnings before income taxes and minority Interest	$11,780	$28,643

Revenues

     Revenues from lender outsourcing solutions relate primarily to revenues from both our loan facilitation services and default management services. Revenues from lender outsourcing solutions were $90.0 million and $114.4 million in the first quarters of 2005 and 2004, respectively. The decrease in revenues of $24.4 million, or 21.3%, is largely attributable to a decrease of $32.6 million in revenue from loan facilitation services compared with the prior year quarter. This decrease is primarily the result of lower volumes from our automated process for providing title agency services, due to increased mortgage interest rates which in turn reduced refinancing transactions in the 2005 first quarter as compared with 2004. This decrease was partially offset by an increase of $8.2 million in default management services revenue.

Expenses

     Personnel costs were $33.6 million and $39.8 million in the first quarters of 2005 and 2004, respectively. As a percentage of revenues, personnel costs were 37.3% and 34.8% in the 2005 and 2004 periods. The increase in 2005 as a percentage of revenues for the quarter is primarily the result of the reduction in revenues from the automated title agency process in 2005 as compared with 2004 as labor costs relating to these revenues are not as closely related to revenue volumes in this line of business.

     Other operating expenses in the lender outsourcing solutions segment consist primarily of professional fees, data processing costs, costs to purchase real estate data and other expenses. Other operating expenses were $42.7 million and $43.3 million in the first quarters of 2005 and 2004, respectively.

Information Services Segment

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Revenues	$165,697	$152,291
Personnel costs	44,138	42,463
Other operating expenses	68,214	70,518
Depreciation and amortization	10,495	9,952
Interest expense	57	62

Total expenses	122,904	122,995

Earnings before income taxes and minority interest	$42,793	$29,296

Revenues

     Revenues from information services relate primarily to revenues from our property data and real estate related services. Revenues from information services in the first quarters of 2005 and 2004 were $165.7 million and $152.3 million, respectively, an increase of 8.7%. The increase was partially attributable to increased revenues in our tax monitoring and 1031 transaction services businesses.

Expenses

     Personnel costs were $44.1 million and $42.5 million for the first quarters of 2005 and 2004, respectively. As a percentage of revenues, personnel costs were 26.6% and 27.9% in the 2005 and 2004 periods, respectively.

     Other operating expenses in the information services segment consist primarily of data processing costs, costs to purchase real estate data and other expenses. Other operating expenses were $68.2 million and $70.5 million for the first quarters of 2005 and 2004, respectively. As a percentage of revenues, other operating expenses were 41.1% and 46.3% in the first quarters of 2005 and 2004, respectively.

Corporate and Other Segment

     The corporate and other segment is made up of smaller entities that do not fit in our other segment classifications, our leasing operations, and certain corporate expenses. Excluding the gain on issuance of subsidiary stock of $318.2 million, revenues from this segment were $15.9 million and $13.6 million for the first quarters of 2005 and 2004, respectively. Operating expenses were $49.1 million and $41.7 million for the first quarters of 2005 and 2004, respectively. The increase in operating expense primarily relates to the increased interest expense related to the increased borrowings at the corporate level.

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

     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are executed within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. As of December 31, 2004, $1,731.3 million of our net assets were restricted from dividend payments without prior approval from the Departments of Insurance. During 2005, our first tier title subsidiaries can pay or make distributions to us of approximately $209.8 million without prior approval. Our underwritten title companies, financial institution software and services companies, lender outsourcing businesses and information services companies collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries. Positive cash flow from these subsidiaries is invested primarily in cash and cash equivalents. Also, the new FIS credit facility (discussed below) limits FIS’s ability to pay us dividends. The agreements limit cumulative distributions greater than $50 million, except for certain defined distributions and the proceeds of future potential equity and debt offerings. The threshold of $50 million may increase based on changes in FIS’s leverage ratio or achievement of certain cash flow targets.

     Financing. On March 9, 2005, we completed a recapitalization plan of FIS (See Note C.) FIS entered into $3.2 billion in senior credit facilities consisting of a $800.0 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, The “Term Loan Facilities”) and a $400.0 million revolving credit facility (“Revolver”) with a consortium of lenders led by Bank of America. FIS fully drew upon the entire $2.8 billion in Term Loan Facilities to consummate the recapitalization. Revolving credit borrowings and Term A Loans bear interest at a floating rate, which will be, at the Borrowers’ option, either the British Bankers Association LIBOR or base rate plus, in both cases, an applicable margin, which is subject to adjustment based on the senior secured leverage ratio of the Borrowers. The Term B Loans bear interest at either the British Bankers Association LIBOR plus 1.75% per annum or, at the Borrowers’ option, a base rate plus 0.75% per annum. The Borrowers may choose one month, two month, three month, six month, and to the extent available, nine month or one year LIBOR, which then applies for a period of that duration. Interest is due at the end of each interest period provided. For LIBOR loans that exceed three months, the interest is due three months after the beginning of such interest period. The Term Loan A matures in March, 2011, the Term Loan B in March, 2013, and the Revolver in March, 2011. The Term Loan Facilities are subject to quarterly amortization of principal in equal installments of .25% of the original principal amount with the remaining balance payable at maturity. In addition to the scheduled amortization, and with certain exceptions, the Term Loan

Facilities are subject to mandatory prepayment from excess cash flow, issuance of additional equity and debt and sales of certain assets. Voluntary prepayments of both the Term Loan Facilities and revolving loans and commitment reductions of the revolving credit facility are permitted at any time without fee upon proper notice and subject to minimum dollar requirements.

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

     On November 8, 2004, FIS entered into a new credit agreement providing for a $500.0 million, 5-year revolving credit facility due November 8, 2009. The facility provided an option to increase the size of the credit facility an additional $100.0 million. This credit agreement bore interest at a variable rate based on leverage and was unsecured. The interest rate under the new credit agreement during the time it was outstanding was LIBOR plus 0.50%. In addition, FIS was required to pay a 0.15% commitment fee on the entire facility. On November 8, 2004, FIS drew down approximately $410 million to fund the acquisition of InterCept. On March 9, 2005, FIS repaid this facility with a portion of the net proceeds from our sale of a minority interest in FIS to a group of investors and terminated the agreement.

     On November 5, 2003 we entered into a new credit agreement providing for a $700.0 million, 5-year revolving credit facility due November 4, 2008. The credit agreement bears interest at a variable rate based on the debt ratings assigned to us by certain independent agencies, and is unsecured. The current interest rate under this credit agreement is LIBOR plus 0.93%. In addition, we pay a 0.23% facility fee on the entire facility. As of March 31, 2005, the entire $700.0 million is available to us. On March 9, 2005, we used a portion of the proceeds received from the FIS note to pay this line down completely although we did not terminate this facility. Our credit agreement imposes certain affirmative and negative covenants on us relating to current debt ratings, certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions and restricted payments, and certain dividend restrictions. As of March 31, 2005, we were in compliance with all of our debt covenants.

     Following the recapitalization, FIS is highly leveraged. As of March 31, 2005, it is paying interest on the term loan facilities at a rate of one month LIBOR plus 1.75%, or 4.51%. At that rate, the annual interest on its $2,800.0 million of debt would be $126.3 million. A one percent increase in the LIBOR rate would increase its annual debt service on the Term Loan Facilities by $28 million. The credit rating assigned to the Term Loan Facilities and Revolver by Standard & Poor’s is currently BB.

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

     Contractual Obligations. Other than the borrowings an debt repayments related to the recapitalization of FIS, which obligations are described above, there have been no other material changes to our contractual obligations as presented in our Form 10K filed on March 16, 2005. See Note G to our Consolidated Financial Statements included in this report for a table showing our principal repayment obligations.

     Capital Stock Transactions. On April 24, 2002, our Board of Directors approved a three-year stock repurchase program. Purchases are made by us from time to time in the open market, in block purchases or in privately negotiated transactions. From January 1, 2004, through December 31, 2004, we repurchased a total of 430,500 shares of common stock for $16.5 million, or an average price of $38.33. Additionally, on December 13, 2004, we entered into an agreement to repurchase 2,530,346 shares of Company common stock from Willis Stein & Partners (“Willis Stein”) and J.P. Morgan Chase, as escrow agent for the former stockholder of Aurum. We acquired Aurum in March 2004. The purchase price per share of $44.35 was a discount to the closing price of the Company’s common stock on December 13, 2004. Subsequent to March 31, 2005, on April 6, 2005, we acquired 2,250,000 shares at a purchase price of $31.50 per share of Company’s common stock from

ALLTEL. On April 25, 2005, our Board of Directors approved another three-year stock repurchase program similar to the 2002 plan. This plan authorizes us to repurchase up to ten million shares.

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

     Off-Balance Sheet Arrangements. Other than facility and equipment leasing arrangements, we do not engage in off-balance sheet financing activities. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that will be part of our corporate campus and headquarters. The lease expires on September 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of March 31, 2005, approximately $20.2 million had been drawn on the facility to finance land costs and related fees and expenses. The leases include guarantees by us of up to 86.5% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in other operating expenses in the Consolidated Statements of Earnings after the end of the construction period.

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

     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of March 31, 2005 related to these arrangements.

Critical Accounting Policies

     There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Accounting Pronouncements

     In December 2004, the FASB issued FASB Statement No. 123R (“SFAS No. 123R”), “Share-Based Payment”, which requires that compensation cost relating to share-based payments be recognized in the Company’s financial statements. During 2003, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003. The Company had elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. SFAS No. 123R does not allow for the prospective method, but requires the recording of expense relating to the vesting of all unvested options beginning in the first quarter of 2006. Since we adopted SFAS No. 123 in 2003, the impact of recording additional expense in 2006 under SFAS No. 123R relating to options granted prior to January 1, 2003 is not be significant.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     Our fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Following the recapitalization, FIS is highly leveraged. As of March 31, 2005, it is paying interest on the term loan facilities at a rate of one month LIBOR plus 1.75%, or 4.51%. At that rate, the annual interest on its $2,800.0 million of debt would be $126.3 million. A one percent increase in the LIBOR rate over a one year period would increase its annual debt service on the Term Loan Facilities by $28 million. The credit rating assigned to the Term Loan Facilities and Revolver by Standard & Poor’s is currently BB. Subsequent to March 31, 2005, on April 11, 2005, the Company began managing interest rate risk utilizing interest rate swaps on $700 million of its floating rate debt. The swaps are designed to offset the changes in cash flows on $700 million of the term loans borrowed on March 9, 2005.

     Other than noted above, there have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that our disclosure controls and procedures will timely alert them to material information required to be included in our periodic SEC reports.

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

     We are named in one class action lawsuit alleging irregularities and violations of law in connection with title and escrow practices in California (Branick v. Fidelity National Title Insurance Company, filed August 29, 2002 in the Superior Court of the State of California, County of Los Angeles). We believe that this lawsuit will be dismissed or settled now that the other California class actions concerning similar practices have been finally settled.

     Several class actions are pending alleging improper premiums were charged for title insurance. Four class action cases were filed in New York (Werter v. Chicago Title Insurance Company, filed on September 11, 2002 in the Supreme Court of the State of New York, County of Nassau; Williams v. Fidelity National Title Insurance Company of New York, filed on July 5, 2002 in the Supreme Court of the State of New York, County of Richmond; Levinson v. Fidelity National Title Insurance Company of New York, filed on February 19, 2003 in the Supreme Court of the State of New York, County of Nassau; and Lawlor v. National Title, filed on June 21, 2002 in the Supreme Court of the State of New York, County of Nassau) and have been consolidated for further proceedings. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. These actions were settled in the fall of 2004 and the court granted preliminary approval of the settlement on January 24, 2005. A suit in Minnesota (Mitchell v. Chicago Title Insurance Company, filed on October 4, 2002 in the State of Minnesota, Fourth Judicial District, County of Hennepin) asserting similar allegations was also settled. Similar allegations have been made in class actions filed in Ohio (Dubin v. Security Union Title Insurance Company, filed on March 12, 2003, in the Court of Common Pleas, Cuyahoga County, Ohio and Markowitz v. Chicago Title Insurance Company, filed on February 4, 2004 in the Court of Common Pleas, Cuyahoga County, Ohio), Pennsylvania (Patterson v. Fidelity National Title Insurance Company of New York, filed on October 27, 2003 in the Court of Common Pleas of Allegheny County, Pennsylvania) and Florida (Thula v. American Pioneer, filed on September 24, 2004 in the Circuit Court of Seventeenth Judicial Circuit, Broward County; Figueroa v. Fidelity, filed on April 20, 2004 in the Circuit Court of 11th Judicial Circuit, Dade County; Grosso v. Fidelity National Title Insurance Company of New York, filed on August 31, 2004 in the Circuit Court of the Seventeenth Judicial Circuit, Broward County; Chereskin v. Fidelity National Title Insurance Company of New York, filed on September 21, 2004 in the Circuit Court, Fourth Judicial Circuit, Nassau County; and Turner v. Chicago Title Insurance Company, filed September 20, 2004 in the Circuit Court, Fourth Judicial District, in and for Nassau County, Florida). Recently, the court refused to certify a class in the Dubin case and the plaintiffs have appealed. The Company intends to vigorously defend these actions.

     Two class actions, one in California (Lane v. Chicago Title Insurance Company, filed on November 4, 1999 in the Superior Court of the State of California, County of San Francisco) and one in Michigan (Lewrenz v. Chicago Title Insurance Company, filed on May 9, 2000, in the U.S. District Court, Eastern District of Michigan, Southern Division) allege the company violated the Real Estate Settlement Procedures Act (“RESPA”) and state law by giving favorable discounts or rates to builders and developers. The actions seek refunds of the premiums charged and additional damages. We intend to vigorously defend these actions.

     Several class actions are pending alleging that we imposed improper charges in closing real estate transactions. A class action pending in Tennessee (Hill v. Fidelity National Title Insurance Company of New York, filed on September 21, 2004 in the Circuit Court of Shelby County, Tennessee, Thirtieth Judicial District at Memphis) alleges the Company’s agents have charged for satisfactions that were not recorded. Similar suits have been filed in Arkansas (Caldwell v. Fidelity National Title Insurance Company of New York, filed on September 30, 2004 in the Circuit Court of Pope

County, Arkansas) and New York (Mediatore v. Fidelity National Title Insurance Company of New York, filed on December 2, 2004 in the Supreme Court of the State of New York, County of Nassau). Two other class actions pending in Indiana allege that we overcharged recording fees (Gresh v. Chicago Title Insurance Company, filed on April 29, 2003 in the Superior Court sitting in Hammond Indiana and Roark v Ticor Title Insurance Company, filed on April 29, 2003 in the Superior Court sitting in Hammond Indiana). We intend to vigorously defend the pending actions.

     A class action in Arkansas alleges that the issuance of title commitments, policies and actions taken in aid of clearing title by title companies is the unauthorized practice of law (Speights v. Chicago Title Insurance Company, filed on August 21, 2002 in the Saline County, Arkansas Circuit Court). This case was dismissed by the trial court for lack of jurisdiction reasoning the dispute could only be brought before the Arkansas Committee on the Unauthorized Practice of Law. The Arkansas Supreme Court recently reversed the holding of the trial court asserting that the trial court had concurrent jurisdiction, and remanded the matter back to the trial court. We will continue to vigorously defend this action. Two class actions were recently filed in Georgia alleging that we were complicit with lenders in denying borrowers their right to representation of counsel at the closing of their consumer loans, and engaged in the unauthorized practice of law. One of those cases (Ostring v. LSI, filed on September 9, 2004 in the Court of Common Pleas, State of South Carolina, County of Horry) was settled for nominal consideration and we intend to vigorously defend the other (Doupe v. First Title, filed on August 20, 2004 in the Court of Common Pleas, State of South Carolina, County of Beaufort).

     A class action (Kaufman v. ACS, filed on January 3, 2000 in the Superior Court of the State of California, County of Los Angeles) is pending in California alleging that we violated the Telephone Consumer Protection Act by sending unsolicited facsimile advertising. Plaintiffs seek statutory damages. A class was certified in April 2004. At mediation, the parties reached a settlement in principle subject to the approval of final documents.

     A shareholder derivative action was recently filed in Florida (McCabe v. Fidelity National Financial, Inc., filed on February 11, 2005 in the U.S. District Court, Middle District of Florida, Jacksonville Division) alleging that the Company’s directors and certain executive officers breached their fiduciary and other duties to us by permitting us to pay so called contingent commissions to obtain business, thereby exposing us to fines and penalties. We have retained counsel and obtained an extension to respond to this action.

     The Company and its subsidiaries FIS and FI are defendants in a civil lawsuit (Grace & Digital Information Technology, Ltd. v. Fidelity National Financial, Inc., Fidelity National Information Services, Inc. and Fidelity Information Services, Inc., et al., filed on December 8, 2004 in the Superior Court of the State of California for the County of Monterey) brought by an organization that formerly acted as a sales agent for Alltel Information Services, the predecessor to FI, in China. The suit, which is pending, seeks to recover damages for an alleged breach of the agency contract. The Company intends to defend this case vigorously. The plaintiff in the case also has made allegations that the Company violated the Foreign Corrupt Practices Act in connection with its dealings involving a bank customer in China. The Company is cooperating with the Securities and Exchange Commission and the U.S. Department of Justice, which made inquiries regarding these allegations. The Company and its counsel are in the process of investigating these allegations. Based on the results and extent of the investigations completed to date, the Company does not believe that the ultimate disposition of these allegations or the lawsuit will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

     Several state departments of insurance and attorney generals are investigating so called “captive reinsurance” programs whereby some of our title insurance underwriters reinsured policies through reinsurance companies owned or affiliated with brokers, builders or bankers. Some investigating agencies claim these programs unlawfully compensated customers for the referral of title insurance business. Although we believe and continue to believe the programs were lawful, the programs have been discontinued. We are cooperating with the investigating authorities, and no actions have been filed by the authorities against us or its underwriters.

Item 6. Exhibits

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

FIDELITY NATIONAL FINANCIAL, INC. (registrant)

By:	/s/ Alan L. Stinson

Alan L. Stinson
Executive Vice President, Chief Financial Officer
	(Principal Financial and Accounting Officer)	Date: May 9, 2005

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.