Form 10-Q
period 2005-06-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2005-08-04
CIK 809398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2005
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
YES ☑                      NO ☐
     As of June 30, 2005, 172,951,047 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2005

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at June 30, 2005 includes $295,114 and $153,623 of pledged fixed maturities related to secured trust deposits and the securities lending program, respectively and at December 31, 2004 includes $265,639 of pledged fixed maturity securities related to secured trust deposits	$3,036,541	$2,332,231
Equity securities, at fair value at June 30, 2005 includes $1,699 of pledged equities related to the securities lending program	165,228	135,465
Other long-term investments	156,302	190,456
Short-term investments at June 30, 2005 includes $393,286 and at December 31, 2004 includes $280,351 of pledged short-term investments related to secured trust deposits	956,167	688,124

Total investments	4,314,238	3,346,276
Cash and cash equivalents, at June 30, 2005 includes $370,771 and at December 31, 2004 includes $195,200 of pledged cash related to secured trust deposits	715,643	331,222
Trade and notes receivables, net of allowance of $35,050 in 2005 and $36,254 in 2004	620,031	562,864
Goodwill	2,744,968	2,798,249
Prepaid expenses and other assets	500,883	431,756
Capitalized software	474,642	440,780
Other intangible assets	658,804	672,185
Title plants	307,827	302,201
Property and equipment, net	349,995	385,002

	$10,687,031	$9,270,535

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$1,142,246	$948,882
Deferred revenue	443,686	394,811
Notes payable	3,198,432	1,370,556
Reserve for claim losses	1,011,865	998,170
Secured trust deposits	1,057,166	735,295
Deferred tax liabilities	188,423	103,167
Income taxes payable	16,994	689

	7,058,812	4,551,570
Minority interests and preferred stock of subsidiary	170,859	18,874
Stockholders’ equity:
Preferred stock, $.0001 par value; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock, $.0001 par value; authorized, 250,000,000 shares issued; 180,972,554 as of June 30, 2005 and 178,321,790 as of December 31, 2004	18	18
Additional paid-in capital	3,500,225	3,424,261
Retained earnings	295,974	1,515,215

	3,796,217	4,939,494
Accumulated other comprehensive loss	(59,396)	(27,353)
Unearned compensation	(14,974)	(18,437)
Treasury stock, 8,021,507 shares as of June 30, 2005 and 5,765,846 as of December 31, 2004, at cost	(264,487)	(193,613)

	3,457,360	4,700,091

	$10,687,031	$9,270,535

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

REVENUE:
Direct title insurance premiums	$583,035	$601,444	$1,060,855	$1,066,392
Agency title insurance premiums	750,166	680,492	1,260,946	1,286,825
Escrow and other title related fees	298,812	295,255	540,966	513,840
Financial institution software and services	405,015	296,347	785,579	539,568
Lender outsourcing solutions (excludes title premiums of $19.4 million, $33.0 million, $37.7 million and $65.6 million in the three month and six month periods ended June 30, 2005 and 2004, respectively, included in title premiums above)	77,775	88,187	148,971	162,303
Information services	176,366	147,817	331,171	289,840
Specialty insurance	77,320	58,418	152,828	107,088
Interest and investment income	31,290	16,024	57,714	30,551
Realized gains and losses, net	21,699	8,678	25,582	21,151
Non—operating gain on issuance of subsidiary stock	—	—	318,209	—
Other income	13,413	11,576	23,708	23,498

Total revenue	2,434,891	2,204,238	4,706,529	4,041,056
EXPENSES:
Personnel costs	808,115	721,537	1,555,192	1,358,133
Other operating expenses	449,707	422,357	843,524	758,083
Agent commissions	576,205	529,974	967,671	1,004,338
Depreciation and amortization	105,232	79,306	202,559	149,916
Provision for claim losses	110,802	79,581	197,966	148,316
Interest expense	47,028	11,445	71,535	19,377

Total expenses	2,097,089	1,844,200	3,838,447	3,438,163

Earnings before income taxes and minority interest	337,802	360,038	868,082	602,893
Income tax expense	130,053	136,814	210,388	229,099

Earnings before minority interest	207,749	223,224	657,694	373,794
Minority interest	17,707	1,171	23,155	1,500

Net earnings	$190,042	$222,053	$634,539	$372,294

Basic earnings per share	$1.10	$1.29	$3.67	$2.19

Weighted average shares outstanding, basic	172,404	171,551	172,773	169,981

Diluted earnings per share	$1.07	$1.26	$3.58	$2.12

Weighted average shares outstanding, diluted	176,873	176,754	177,109	175,331

Cash dividends paid per share	$0.25	$0.18	$10.50	$0.36

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Net earnings	$190,042	$222,053	$634,539	$372,294
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments, net (1)	8,525	(8,989)	(9,294)	(4,589)
Unrealized loss on foreign currency translation(2)	(4,603)	—	(13,251)	—
Reclassification adjustments for gains included in net earnings (3)	(8,805)	(17,895)	(9,498)	(23,658)

Other comprehensive loss	(4,883)	(26,884)	(32,043)	(28,247)

Comprehensive earnings	$185,159	$195,169	$602,496	$344,047

(1)	Net of income tax (benefit) expense of $5.2 million and $(6.0) million and $(5.7) million and $(3.1) million for the three months and six months ended June 30, 2005 and 2004, respectively.

(2)	Net of income tax (benefit) expense of $0.3 million and $(0.7) million for the three months and six months ended June 30, 2005, respectively.

(3)	Net of income tax expense of $5.4 million and $11.9 million and $5.8 million and $15.8 million for the three months and six months ended June 30, 2005 and 2004, respectively.
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid - in	Retained	Comprehensive	Unearned	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Compensation	Shares	Amount
Balance, December 31, 2004	178,321	$18	$3,424,261	$1,515,215	$(27,353)	$(18,437)	5,766	$(193,613)

Purchase of treasury stock	—	—	—	—	—	—	2,256	(70,874)
Exercise of stock options	2,615	—	34,128	—	—	—	—	—
Tax benefit associated with the exercise of stock options	—	—	26,339	—	—	—	—-	—
Acquisition of Hansen Quality Loan Services, Inc.	37	—	1,625	—	—	—	—	—
Other comprehensive loss—unrealized loss on investments and other financial instruments	—	—	—	—	(18,770)	—	—	—
Other comprehensive loss—unrealized loss on foreign currency	—	—	—	—	(13,273)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	3,463	—	—
Stock based compensation	—	—	13,872	—	—	—	—	—
Cash dividends declared ($10.50 per share)	—	—	—	(1,853,780)	—	—	—	—
Net earnings	—	—	—	634,539	—	—	—	—

Balance, June 30, 2005	180,973	$18	$3,500,225	$295,974	$(59,396)	$(14,974)	8,022	$(264,487)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net earnings	$634,539	$372,294
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	202,559	149,916
Net increase in reserve for claim losses	13,695	16,041
Gain on issuance of subsidiary stock	(318,209)	—
Gain on sales of assets	(25,582)	(21,151)
Stock-based compensation cost	17,335	10,005
Tax benefit associated with the exercise of stock options	26,339	29,174
Minority interest	15,857	(1,796)
Change in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in leases and lease securitization residual interests	(3,308)	12,996
Net decrease in secured trust deposits	2,190	(411)
Net increase in trade receivables	(57,738)	(62,588)
Net increase in prepaid expenses and other assets	(42,642)	(72,881)
Net decrease in accounts payable, accrued liabilities	(20,810)	(59,534)
Net increase in income taxes	128,778	151,536

Net cash provided by operating activities	573,003	523,601

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	1,588,011	1,016,735
Proceeds from maturities of investment securities available for sale	157,621	99,664
Proceeds from sale of assets	11,186	5,178
Net proceeds from sale of equity interest in subsidiary	454,337	—
Cash received as collateral on loaned securities, net	5,170	—
Collections of notes receivable	3,378	3,221
Additions to title plants	(5,975)	(398)
Additions to property and equipment	(52,245)	(71,761)
Additions to capitalized software	(72,108)	(40,111)
Purchases of investment securities available for sale	(2,184,532)	(1,515,546)
Net proceeds (purchases) of short-term investment securities	(155,108)	225,740
Issuance of notes receivable	(5,414)	(4,575)
Acquisitions of businesses, net of cash acquired	(9,724)	(422,353)

Net cash used in investing activities	(265,403)	(704,206)

		(Continued)
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,
	2005	2004
	(Unaudited)
Cash flows from financing activities:
Borrowings	$2,820,011	$256,854
Debt issuance costs	(34,155)	—
Debt service payments	(994,080)	(79,674)
Dividends paid	(1,853,780)	(61,407)
Stock options exercised	34,128	46,955
Purchases of treasury stock	(70,874)	(16,502)

Net cash provided by financing activities	98,750	146,226

Net increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	208,850	(34,379)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	136,022	228,513

Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$344,872	$194,134

Supplemental cash flow information:
Income taxes paid	$64,499	$45,200

Interest paid	$59,400	$19,285

Noncash investing and financing activities:
Dividends declared and unpaid	$—	$—

Issuance of restricted stock	$—	$192

Fair value of shares issued in connection with acquisitions	$1,625	$225,448

Liabilities assumed in connection with acquisitions:
Fair value of assets acquired	$16,708	$808,082
Total purchase price	$(9,724)	$(685,686)

Liabilities assumed	$6,984	$122,396

See Notes to Condensed Consolidated Financial Statements

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note A — Basis of Financial Statements
     The unaudited financial information included in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the “Company”) prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
     Certain reclassifications have been made in the 2004 Condensed Consolidated Financial Statements to conform to current period classification.
Note B — Acquisitions
     The results of operations and financial position of the entities acquired during any year are included in the Consolidated Financial Statements from and after the date of acquisition. The Company employs an outside third party valuation firm to value the identifiable intangible and tangible assets and liabilities of each of its acquisitions. Based on this valuation, any differences between the fair value of the identifiable assets and liabilities and the purchase price paid are recorded as goodwill.
     InterCept, Inc.
     On November 8, 2004, the Company acquired all of the outstanding stock of InterCept, Inc. (“InterCept”) for $18.90 per share. The total purchase price was $419.4 million and was paid by $407.3 million of cash with the remaining purchase price relating to the issuance of Company options for vested InterCept options. InterCept provides both outsourced and in-house, fully integrated core banking solutions for community banks, including loan and deposit processing and general ledger and financial accounting operations. InterCept also operates significant item processing and check imaging operations, providing imaging for customer statements, clearing and settlement, reconciliation and automated exception processing in both outsourced and in-house relationships for customers.
     The assets acquired and liabilities assumed in the InterCept acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value	$84,497
Intangible assets acquired at fair value	125,795
Goodwill	264,713
Liabilities assumed at fair value	(55,646)

Total purchase price	$419,359

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
     The assets acquired and liabilities assumed in the Sanchez acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value	$57,993
Intangible assets acquired at fair value	19,638
Goodwill	121,057
Liabilities assumed at fair value	(15,018)

Total purchase price	$183,670

     Kordoba
     On September 30, 2004, FNF acquired a 74.9% interest in KORDOBA Gesellschaft fur Bankensoftware mbH & Co. KG, Munich, or Kordoba, a provider of core processing software and outsourcing solutions to the German banking market, from Siemens Business Services GmbH & Co. OHG (Siemens). The acquisition price was $123.6 million in cash. The Company recorded the Kordoba acquisition based on its proportional share of the fair value of the assets acquired and liabilities assumed on the purchase date.
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

     Selected unaudited pro forma combined results of operations for the six months ended June 30, 2004 of the Company assuming the above acquisitions had occurred as of January 1, 2004, and using actual general and administrative expenses prior to the acquisition, are set forth below:

Six Months
Ended June 30,
2004
Total revenue	$4,308,234
Net earnings	$351,822
Basic earnings per share	$2.01
Diluted earnings per share	$1.94

Other Transactions:
     ClearPar
     On December 13, 2004, the Company acquired ClearParSM, LLC (“ClearPar”), a provider of a web-based commercial loan settlement system servicing the primary syndication and secondary loan trading markets. The acquisition price was $24.5 million in cash.
     Covansys Corporation
     On September 15, 2004, the Company acquired 11 million shares of common stock and warrants to purchase 4 million additional shares of Covansys Corporation (Covansys), a publicly traded U.S.-based provider of application management and offshore outsourcing services with India based operations, for $121.0 million in cash. The Company owns approximately 29% of Covansys and accounts for the investment in common stock using the equity method of accounting and, until March 25, 2005, accounted for the warrants under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under SFAS No. 133, the investment in warrants are considered derivative instruments and were recorded at a fair value of approximately $23.5 million on the date of acquisition. During the first quarter of 2005, the Company recorded a loss of $4.4 million on the decrease in fair value of the warrants through March 25, 2005 which is reflected in the Consolidated Statement of Earnings in realized gains and losses. On March 25, 2005, the terms of the warrants were amended such that the accounting for the investment in the warrants is now governed by the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and changes in the fair value of the warrants are recorded in other comprehensive earnings.
     The Company also entered into a master service provider agreement with Covansys which requires the Company to purchase a minimum of $150 million in services over a five year period expiring June 30, 2009 or be subject to certain penalties if certain spending thresholds are not met. The Company is subject to penalties aggregating $8.0 million in the event that certain annual thresholds are not met and a final penalty equal to 6.67% of the unattained commitments.
     Geotrac, Inc.
     On July 2, 2004, the Company acquired 100% of Geotrac, Inc. (“Geotrac”), a flood zone monitoring services provider for $40 million in cash.
     Bankware
     On April 7, 2004, the Company acquired Bankware, a provider of check imaging solutions for financial institutions for $47.7 million in cash.
     Hansen Quality Loan Services, LLC
     On February 27, 2004, the Company acquired an additional 44% interest in Hansen Quality Loan Services, LLC (“Hansen”) that it did not already own for $33.7 million, consisting of $25.2 million in cash and $8.5 million of the Company’s common stock. The stock portion of the purchase price resulted in the issuance of 220,396 shares of the Company’s common stock. Hansen provides collateral risk assessment and valuation services for real estate mortgage financing. On March 26, 2004, the Company acquired the remaining 1% interest in Hansen for $.3 million in cash. In the first quarter 2005, the Company issued an additional 36,838 shares to the prior management of Hansen valued at $1.6 million in satisfaction of an earn-out provision in the purchase agreement.

Note C — Recapitalization of Fidelity National Information Services, Inc. (“FIS”) and Minority Interest Sale Resulting in a Gain on issuance of Subsidiary Stock
     The recapitalization of FIS on March 9, 2005 was accomplished through $2.8 billion in borrowings under new senior credit facilities consisting of an $800 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, the “Term Loan Facilities”) and an undrawn $400 million revolving credit facility (“Revolver”). FIS fully drew upon the entire $2.8 billion in Term Loan Facilities to consummate the recapitalization while the Revolver remained undrawn at the closing of the recapitalization. The current interest rate on both the Term Loan Facilities and the Revolver is LIBOR +1.75%. Bank of America, JP Morgan Chase, Wachovia Bank, Deutsche Bank and Bear Stearns led a consortium of lenders providing the new senior credit facilities.
     The minority equity interest sale was accomplished through FIS selling an approximately 25% minority equity interest in the common stock of FIS to an investment group led by Thomas H. Lee Partners (“THL”) and Texas Pacific Group (“TPG”). FIS issued a total of 50 million shares of the common stock of FIS to the investment group for a total purchase price of $500 million. The minority equity interest sale resulted in a non-operating gain of $318.2 million. This gain was calculated under the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5H (“SAB Topic 5H”) and relates to the issuance of securities of a non-wholly owned subsidiary. The gain represents the difference between the Company’s book value investment in FIS immediately prior to the transaction and its book value investment in FIS immediately following the transaction. No deferred income taxes were recorded in connection with this transaction as the tax basis of the investment was greater than the book basis on the date of the sale. Primarily as a result of this transaction, the minority interest liability on the condensed consolidated balance sheet as June 30, 2005 has increased to $170.9 million from a balance of $18.9 million at December 31, 2004.
Note D — Earnings Per Share
     The Company presents “basic” earnings per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and “diluted” earnings per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except		(In thousands, except
	per share amounts)		per share amounts)

Net earnings, basic and diluted	$190,042	$222,053	$634,539	$372,294

Weighted average shares outstanding during the period, basic	172,404	171,551	172,773	169,981
Plus: Common stock equivalent shares assumed from conversion of options	4,469	5,203	4,336	5,350

Weighted average shares outstanding during the period, diluted	176,873	176,754	177,109	175,331

Basic earnings per share	$1.10	$1.29	$3.67	$2.19

Diluted earnings per share	$1.07	$1.26	$3.58	$2.12

     Options to purchase 2,002,885 shares and 3,331,485 shares of the Company’s common stock for the three and six months ended June 30, 2005 and 620,548 shares and 314,895 shares for the three and six months ended June 30, 2004, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.
Note E — Investments
     During the second quarter of 2005, the Company began lending fixed maturity and equity securities to financial institutions in short-term security lending transactions. The Company’s security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At June 30, 2005, the Company had security loans outstanding with a fair value of $155.3 million included in accounts payable and accrued liabilities and the Company held cash in the amount of $160.5 million as collateral for the loaned securities.

     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2005 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government and agencies	$471,477	$(3,128)	$435,832	$(2,594)	$907,309	$(5,722)
States and political subdivisions	211,988	(1,118)	224,978	(3,008)	436,966	(4,126)
Corporate securities	138,758	(1,380)	283,997	(4,823)	422,755	(6,203)
Equity securities	69,290	(5,364)	64,400	(6,802)	133,690	(12,166)

Total temporarily impaired securities	$891,513	$(10,990)	$1,009,207	$(17,227)	$1,900,720	$(28,217)

     A substantial portion of the Company’s unrealized losses relate to its holdings of equity securities. The unrealized losses relating to these securities were caused by market changes that the Company considers to be temporary. Unrealized losses relating to U.S. government, state and political subdivision holdings were primarily caused by interest rate increases. Since the decline in fair value of these investments is attributable to changes in interest rates and not credit quality, and the Company has the intent and ability to hold these securities, the Company does not consider these investments other-than-temporarily impaired.
Note F — Stock-Based Compensation Plans
     The Company accounts for stock-based compensation using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. The Company has elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. In December 2004, the FASB issued Statement No. 123R “Share Based Payments”. The Company will be required to adopt the provisions of this statement in the first quarter of 2006 and does not believe that it will have a material effect on earnings since all options granted prior to January 1, 2003 will be fully vested as of that date.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except		(In thousands, except
	per share amounts)		per share amounts)

Net earnings, as reported	$190,042	$222,053	$634,539	$372,294
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	6,162	2,403	10,569	6,276
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(6,457)	(2,785)	(11,233)	(7,559)

Pro forma net earnings	$189,747	$221,671	$633,875	$371,011

Earnings per share:
Basic — as reported	$1.10	$1.29	$3.67	$2.19
Basic — pro forma	$1.10	$1.29	$3.67	$2.18
Diluted — as reported	$1.07	$1.26	$3.58	$2.12
Diluted — pro forma	$1.07	$1.25	$3.57	$2.11

Note G — Notes Payable
     Notes payable consist of the following:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)

Term Loan A Facility, secured, interest payable at LIBOR plus 1.75% (4.96% at June 30, 2005), .25% quarterly principal amortization, due March, 2011	$798,000	$—
Term Loan B Facility, secured, interest payable at LIBOR plus 1.75% (4.96% at June 30, 2005), .25% quarterly principal amortization, due March, 2013	1,845,000	—
Syndicated credit agreement, secured, interest due quarterly at LIBOR plus 1.75%, undrawn, unused portion of $400 million at June 30, 2005	—	—
Syndicated credit agreement, unsecured, interest due quarterly at LIBOR plus 0.925%, undrawn, unused portion of $700 million at June 30, 2005	—	400,000
Syndicated credit agreement, paid in full and terminated on March 9, 2005	—	410,000
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	249,387	249,337
Unsecured notes net of discount, interest payable semi-annually at 5.25%, due March 2013	248,557	248,462
Other promissory notes with various interest rates and maturities	57,488	62,757

	$3,198,432	$1,370,556

     On March 9, 2005, Fidelity National Information Solutions, Inc. and Fidelity National Tax Service, Inc., (collectively the “borrowers”), both direct subsidiaries of FIS and indirect subsidiaries of Fidelity National Financial, Inc., entered into a Credit Agreement, dated as of March 9, 2005, with Bank of America, as Administrative Agent and other financial institutions (the “Credit Agreement”). Fidelity National Financial, Inc. is not a party nor a guarantor to this agreement.
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
     On April 11, 2005, the Company, through FIS, entered into interest rate swap agreements which have effectively fixed the interest rate at approximately 6.1% through April 2008 on $350 million of theTerm Loan B Facility and at approximately 5.9% through April 2007 on an additional $350.0 million of the Term Loan B Facility. The Company has designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The estimated fair value of the cash flow hedges results in a liability to the Company of $6.1 million, as of June 30, 2005 which is included in the accompanying condensed consolidated balance sheet in accounts payable and accrued liabilities and as a component of accumulated other comprehensive earnings, net of deferred taxes. The amount included in accumulated other comprehensive earnings will be reclassified into interest expense as a yield adjustment as future interest payments are made on the Term Loan B Facility. The Company’s existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is the policy of the Company to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.
     Principal maturities of notes payable at June 30, 2005, are as follows (dollars in thousands):

2005	$37,445
2006	44,322
2007	40,550
2008	30,477
2009	29,309
Thereafter	3,016,329

$3,198,432

Note H — Segment Information
     Summarized financial information concerning the Company’s reportable segments is shown in the following table.
     For the three months ended June 30, 2005:

		Financial
		Institution	Lender			Corporate
	Title	Software and	Outsourcing	Information	Specialty	and
	Insurance	Services	Solutions	Services	Insurance	Other	Eliminations	Total

Title premiums	$1,333,201	$—	$19,415	$—	$—	$—	$(19,415)	$1,333,201
Other revenues	298,812	423,045	77,775	189,046	77,320	13,413	(30,710)	1,048,701
Intersegment revenue	—	(18,030)	(19,415)	(12,680)	—	—	50,125	—

Revenues from external customers	$1,632,013	$405,015	$77,775	$176,366	$77,320	$13,413	$—	$2,381,902
Interest and investment income, including realized gains and (losses)	43,112	2,977	428	511	1,770	4,191	—	52,989

Total revenues	$1,675,125	$407,992	$78,203	$176,877	$79,090	$17,604	$—	$2,434,891

Depreciation and amortization	24,418	57,837	11,535	10,363	948	131	—	105,232
Interest expense	(136)	(1,017)	1	162	23	47,995	—	47,028
Earnings (loss) before income tax and minority interest	258,646	67,903	8,091	55,438	11,500	(63,776)	—	337,802
Income tax expense	99,815	25,939	3,091	21,177	4,393	(24,362)	—	130,053
Minority interest	946	1,982	451	175	—	14,153	—	17,707
Net earnings (loss)	$157,885	$39,982	$4,549	$34,086	$7,107	$(53,567)	—	190,042
Assets	5,537,426	2,956,820	278,313	721,314	273,180	919,978	—	10,687,031
Goodwill	959,921	1,296,928	82,312	379,299	23,842	2,666	—	2,744,968

     For the three months ended June 30, 2004:

		Financial
		Institution	Lender			Corporate
	Title	Software and	Outsourcing	Information	Specialty	and
	Insurance	Services	Solutions	Services	Insurance	Other	Eliminations	Total

Title premiums	$1,274,696	$—	$40,202	$—	$—	$—	$(32,962)	$1,281,936
Other revenues	295,103	314,578	88,187	159,359	58,418	11,728	(29,773)	897,600
Intersegment revenue	—	(18,231)	(32,962)	(11,542)	—	—	62,735	—

Revenues from external customers	$1,569,799	$296,347	$95,427	$147,817	$58,418	$11,728	$—	$2,179,536
Interest and investment income, including realized gains and (losses)	20,430	(15)	174	2,492	707	914	—	24,702

Total revenues	$1,590,229	$296,332	$95,601	$150,309	$59,125	$12,642	$—	$2,204,238

Depreciation and amortization	23,734	40,927	2,410	10,786	1,031	418	—	79,306
Interest expense	300	205	8	54	1	10,877		11,445
Earnings (loss) before income tax and minority interest	261,283	43,075	35,097	32,785	7,983	(20,185)	—	360,038
Income tax expense	99,461	16,287	13,273	12,396	3,019	(7,622)	—	136,814
Minority interest	525	—	618	—	—	28	—	1,171
Net earnings (loss)	$161,297	$26,788	$21,206	$20,389	$4,964	$(12,591)	—	$222,053
Assets	5,766,572	1,514,362	325,263	674,251	192,665	101,872	—	8,574,985
Goodwill	968,615	998,966	86,188	350,546	20,669	7,666	—	2,432,650
     For the six months ended June 30, 2005:

		Financial
		Institution	Lender			Corporate
	Title	Software and	Outsourcing	Information	Specialty	and
	Insurance	Services	Solutions	Services	Insurance	Other	Eliminations	Total

Title premiums	$2,321,801	$—	$37,686	$—	$—	$—	$(37,686)	$2,321,801
Other revenues	540,966	819,474	148,971	354,566	152,828	23,708	(57,290)	1,983,223
Intersegment revenue	—	(33,895)	(37,686)	(23,395)	—	—	94,976	—

Revenues from external customers	$2,862,767	$785,579	$148,971	$331,171	$152,828	$23,708	$—	$4,305,024
Interest and investment income, including realized gains and (losses)	67,024	1,800	887	688	3,145	327,961	—	401,505

Total revenues	$2,929,791	$787,379	$149,858	$331,859	$155,973	$351,669	$—	$4,706,529

Depreciation and amortization	49,247	116,749	13,485	20,858	1,967	253	—	202,559
Interest expense	61	3,075	3	219	23	68,154	—	71,535
Earnings (loss) before income tax and minority interest	389,401	114,413	19,871	98,231	25,009	221,157	—	868,082
Income tax expense	150,042	43,706	7,591	37,524	9,553	(38,028)	—	210,388
Minority interest	1,292	3,265	743	246	—	17,609	—	23,155
Net earnings (loss)	$238,067	$67,442	$11,537	$60,461	$15,456	$241,576	—	$634,539
Assets	5,537,426	2,956,820	278,313	721,314	273,180	919,978	—	10,687,031
Goodwill	959,921	1,296,928	82,312	379,299	23,842	2,666	—	2,744,968

     For the six months ended June 30, 2004:

		Financial
		Institution	Lender			Corporate
	Title	Software and	Outsourcing	Information	Specialty	and
	Insurance	Services	Solutions	Services	Insurance	Other	Eliminations	Total
Title premiums	$2,337,396	$—	$81,392	$—	$—	$—	$(65,571)	$2,353,217
Other revenues	513,688	568,674	162,303	311,295	107,088	23,650	(50,561)	1,636,137
Intersegment revenue	—	(29,106)	(65,571)	(21,455)	—	—	116,132	—

Revenues from external customers	$2,851,084	$539,568	$178,124	$289,840	$107,088	$23,650	$—	$3,989,354
Interest and investment income, including realized gains and (losses)	44,743	(234)	347	2,847	1,426	2,573	—	51,702

Total revenues	$2,895,827	$539,334	$178,471	$292,687	$108,514	$26,223	$—	$4,041,056

Depreciation and amortization	43,923	77,469	5,100	20,738	2,169	517	—	149,916
Interest expense	668	210	18	116	1	18,364	—	19,377
Earnings (loss) before income tax and minority interest	429,032	81,639	63,740	62,081	14,702	(48,301)	—	602,893
Income tax expense	163,206	30,941	24,157	23,529	5,572	(18,306)	—	229,099
Minority interest	456	—	1,016	—	—	28	—	1,500
Net earnings (loss)	$265,370	$50,698	$38,567	$38,552	$9,130	$(30,023)	—	372,294
Assets	5,766,572	1,514,362	325,263	674,251	192,665	101,872	—	8,574,985
Goodwill	968,615	998,966	86,188	350,546	20,669	7,666	—	2,432,650
     Title Insurance
     This segment, consisting of title insurance underwriters and wholly-owned title insurance agencies, provides core title insurance and escrow services, and other title related products and services arising from the real estate closing process. During the second quarter of 2005, the Company re-evaluated its method of estimation for accruing agency title revenues and commissions and refined the method to take into account trends in direct premiums in addition to the historical information about agency premiums and commissions previously considered. This refinement resulted in the Company recording approximately $50 million in additional agency revenue in the second quarter of 2005 than it would have under its prior method. After related accruals for commissions and other associated expenses, the impact on net earnings of this adjustment was approximately $2 million.
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
     Lender Outsourcing Solutions
     The Lender Outsourcing Solutions segment offers customized outsourced business process and information solutions to national lenders and loan servicers. This business provides loan facilitation services, which allows customers to outsource their title and closing requirements in accordance with pre-selected criteria, regardless of the geographic location of the borrower or property. Depending on customer requirements, the Company performs these services both in the traditional manner involving many manual steps, and through more automated processes, which significantly reduce the time required to complete the task. The Company also provides default management services, which allow customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process. The Company utilizes its own resources and networks established with independent contractors to provide outsourcing solutions. Included in the second quarter results of this segment in 2005 was an approximate $9.3 million impairment charge relating to the write-down of customer relationship intangibles due to the loss of specific customers.

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
Note I — Dividends and Stock Repurchase Program
     On January 26, 2005, the Company’s Board of Directors declared a cash dividend of $0.25 per share, payable on March 24, 2005, to stockholders of record as of March 10, 2005. On March 9, 2005, the Company’s Board of Directors declared a special cash dividend of $10.00 per share payable on March 28, 2005 to stockholders of record as of March 21, 2005. On April 26, 2005, the Company’s Board of Directors declared a cash dividend of $0.25 per share, payable on June 21, 2005, to stockholders of record as of June 7, 2005. On July 26, 2005, the Company’s Board of Directors declared a cash dividend of $0.25 per share, payable on September 22, 2005, to stockholders of record as of September 8, 2005.
     On April 24, 2002, the Company’s Board of Directors approved a three-year stock repurchase program, whereby the Company plans to devote a portion of its annual cash flow from operations to the systematic repurchase of shares of its common stock. Purchases may be made by the Company from time to time in the open market, in block purchases or in privately negotiated transactions. On April 6, 2005, the Company acquired 2,250,000 shares at a purchase price of $31.50 per share of Company’s common stock from ALLTEL.
     On April 25, 2005, the Company’s Board of Directors approved another three-year stock repurchase program similar to the 2002 plan which authorizes the repurchase of up to 10 million shares.
Note J — Pension and Postretirement Benefits
     The following details the Company’s periodic (income) expense for pension and postretirement benefits:

	For the Three Months Ended June 30,
	2005	2004	2005	2004
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$315	$—	$38	$50
Interest cost	2,312	2,198	296	320
Expected return on assets	(1,959)	(1,788)	—	—
Amortization of prior service cost	—	—	(384)	(674)
Amortization of actuarial loss	2,212	1,734	137	81

Total net periodic (income) expense	$2,880	$2,144	$87	$(223)

	For the Six Months Ended June 30,
	2005	2004	2005	2004
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$630	$—	$76	$103
Interest cost	4,624	4,325	592	662
Expected return on assets	(3,918)	(3,565)	—	—
Amortization of prior service cost	—	—	(768)	(1,352)
Amortization of actuarial loss	4,424	3,502	274	229

Total net periodic (income) expense	$5,760	$4,262	$174	$(358)

     There have been no material changes to the Company’s projected benefit payments under these plans since December 31, 2004.
Note K — Legal Proceedings
     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages. The Company believes that no actions, other than those listed below, depart from customary litigation incidental to its business. The Company has accrued for all probable and estimable losses. The Company believes the resolution of all pending and threatened litigation will not have a material effect on its results of operations, financial position or liquidity.
     Several class actions are pending in Ohio, Pennsylvania and Florida alleging improper premiums were charged for title insurance. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. Recently, the court’s order denying class certification in one of the Ohio actions was reversed and the case was remanded to the trial court for further proceedings.
     A class action in California alleges that the Company violated the Real Estate Settlement Procedures Act (“RESPA”) and state law by giving favorable discounts or rates to builders and developers. The action seeks refunds of the premiums charged and additional damages. The Company intends to vigorously defend this action.
     A shareholder derivative action was filed in Florida on February 11, 2005 alleging that the Company’s directors and certain executive officers breached their fiduciary and other duties, and exposed the Company to potential fines, penalties and suits in the future, by permitting so called contingent commissions to obtain business. The Company and the directors and executive offers named as defendants filed Motions to Dismiss the action on June 3, 2005. The plaintiff abandoned his original complaint and responded to the motions by filing an amended Complaint on July 13, 2005, and the Company, along with the directors and executive officers named as defendants, must respond to the amended Complaint by August 29, 2005. The amended complaint repeats the allegations of the original complaint and adds allegations about “captive reinsurance” programs, which the Company continues to believe were lawful. These “captive reinsurance” programs are the subject of investigations by several state departments of insurance and attorney generals. The Company intends to vigorously defend this action.
     The Company and its subsidiaries FIS and FI are defendants in a civil lawsuit brought by an organization that formerly acted as a sales agent for Alltel Information Services, the predecessor to FI, in China. The suit, which is pending in state court in Monterey County, CA, seeks to recover damages for an alleged breach of the agency contract. The Company intends to defend this case vigorously. The plaintiff in the case has made allegations that the Company violated the Foreign Corrupt Practices Act (FCPA) in connection with its dealings involving a bank customer in China. The Company is cooperating with the Securities and Exchange Commission and the U.S. Department of Justice in connection with their inquiry into these allegations. The Company and its counsel are in the process of investigating these allegations. Based on the results and extent of the investigations completed to date, the Company does not believe that there have been any violations of the FCPA by the Company, or that the ultimate disposition of these allegations or the lawsuit will have a material adverse impact on the Company’s financial position, results of operations or cash flows.
     Several state departments of insurance and attorney generals are investigating so called “captive reinsurance” programs whereby some of the Company’s title insurance underwriters reinsured policies through reinsurance companies owned or affiliated with brokers, builders or bankers. Some investigating agencies claim these programs unlawfully compensated customers for the referral of title insurance business. Although the Company believed and continues to believe the programs were lawful, the programs have been discontinued. The Company negotiated a settlement with the California Department of Insurance with respect to that department’s inquiry into captive reinsurance programs in the title insurance industry. Under the terms of the settlement, the Company will refund approximately $7.7 million to those consumers whose California property was subject to a captive reinsurance arrangement and will also pay a penalty of $5.6 million. As part of the settlement, the Company denied any wrongdoing. The Company continues to cooperate with other investigating authorities, and no other actions have been filed by the authorities against the Company or its underwriters.

Note L — Subsequent Events
     Service Link, L.P.
     On July 29, 2005, the Company acquired Service Link, L.P. (“Service Link”) a national provider of centralized mortgage and residential real estate title and closing services to major financial institutions and institutional lenders. The acquisition price was approximately $110 million in cash.
     Distribution of Fidelity National Title Group, Inc.
     On July 6, 2005, the Company’s wholly owned subsidiary, Fidelity National Title Group, Inc. (“FNT”) filed a Form S-1 registration statement with the SEC. The registration statement described a restructuring that will result in FNT becoming the parent company for the Company’s title insurance businesses. In connection with this restructuring, a pro rata distribution of shares representing 17.5% of the outstanding common stock of FNT will be made to the Company’s shareholders. This distribution will be taxable to the Company’s shareholders. Following the distribution, FNT will be a majority-owned subsidiary of FNF and will be a separate registrant reporting its results on a stand-alone basis. The Company will continue to consolidate FNT in our results and the Company will begin recording minority interest liabilities and expense relating to the 17.5% minority interest. This restructuring is also a taxable transaction to the Company. The amount of the taxable gain will not be determinable until the distribution occurs, which the Company currently anticipates will occur in the third quarter of 2005.
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
Overview
     We are the largest title insurance company in the United States. Our title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issued approximately 30.5% of all title insurance policy premiums issued nationally during 2004. We are also a leading provider of technology solutions, processing services, and information services to the financial services and real estate industries. Over 2,400 financial institutions use our services, including 45 of the 50 largest banks in the U.S. Our applications process over 50% of all U.S. residential mortgage loans by dollar volume with balances exceeding $3.6 trillion, and over 235 million deposit accounts and non-mortgage consumer loans and leases are processed on our core bank processing platform. We also provide customized business process outsourcing related to aspects of the origination and management of mortgage loans to national lenders and loan servicers. Our information services, including our property data and real estate-related services, are used by mortgage lenders, mortgage investors and real estate professionals to complete residential real estate transactions throughout the U.S. We provide information services that span the entire home purchase and ownership life cycle, from contact through closing, refinancing and resale.
     We have six reporting segments:
•      Title Insurance. The title insurance segment consists of our title insurance underwriters and our wholly-owned title insurance agencies. The title segment provides core title insurance and escrow and other title related services.

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
•      Corporate and Other. The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, including the issuance and repayment of corporate debt obligations, the operations of our wholly-owned equipment-leasing subsidiary and other small operations.
     Our title insurance and specialty insurance segments make up our insurance underwriting businesses, while our financial institution software and services, lender outsourcing solutions and information services segments make up the technology solutions, processing and information-based services businesses of our subsidiary Fidelity National Information Services, Inc. (“FIS”).
     On July 6, 2005, our wholly owned subsidiary, Fidelity National Title Group, Inc. (“FNT”) filed a Form S-1 registration statement with the SEC. The registration statement described a restructuring that will result in FNT becoming the parent company for our title insurance businesses. In connection with this restructuring, a pro rata distribution of shares representing 17.5% of the outstanding common stock of FNT will be made to our shareholders. This distribution will be taxable to our shareholders. Following the distribution, FNT will be a majority-owned subsidiary of FNF and will be a separate registrant reporting its results on a stand-alone basis. We will continue to consolidate FNT in our results and we will begin recording minority interest liabilities and expense relating to the 17.5% minority interest. This restructuring is also a taxable transaction to FNF. The amount of the taxable gain will not be determinable until the distribution occurs, which the Company currently anticipates will occur in the third quarter of 2005.
Factors Affecting Comparability
     Our Condensed Consolidated Statements of Earnings for the six months ended June 30, 2005 include the results of operations of InterCept, Kordoba, Sanchez, Aurum and American Pioneer Title Insurance Company, Inc. (“APTIC”), which were acquired on various dates during 2004, as discussed in Note B of Notes to Condensed Consolidated Financial Statements. The acquisitions may affect the comparability of our 2005 and 2004 results of operations, particularly with respect to our financial institution software and services segment in which the operating results of all these acquisitions, with the exception of APTIC, are reported.

Results of Operations
Consolidated Results of Operations
     Net Earnings. The following table presents certain financial data for the years indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)
Total revenue	$2,434,891	$2,204,238	$4,706,529	$4,041,056

Total expenses	$2,097,089	$1,844,200	$3,838,447	$3,438,163

Net earnings	$190,042	$222,053	$634,539	$372,294

Basic net earnings per share	$1.10	$1.29	$3.67	$2.19

Diluted net earnings per share	$1.07	$1.26	$3.58	$2.12

     Revenue. The following table presents the components of our revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Direct title insurance premiums	$583,035	$601,444	$1,060,855	$1,066,392
Agency title insurance premiums	750,166	680,492	1,260,946	1,286,825
Escrow and other title related fees	298,812	295,255	540,966	513,840
Financial institution software and services	405,015	296,347	785,579	539,568
Lender outsourcing solutions (excludes title premiums of $19.4 million, $33.0 million, $37.7 million and $65.6 million in the three month and six month periods ended June 30, 2005 and 2004, respectively, that are included in title premiums above)	77,775	88,187	148,971	162,303
Information services	176,366	147,817	331,171	289,840
Specialty insurance	77,320	58,418	152,828	107,088
Interest and investment income	31,290	16,024	57,714	30,551
Realized gains and losses, net	21,699	8,678	25,582	21,151
Gain on issuance of subsidiary stock	—	—	318,209	—
Other income	13,413	11,576	23,708	23,498

Total revenue	$2,434,891	$2,204,238	$4,706,529	$4,041,056

Orders opened by direct title operations (1)	990,100	925,200	1,867,000	1,980,800
Orders closed by direct title operations (1)	637,700	781,900	1,197,100	1,415,000

(1)	These measures are used by management to judge productivity and are a measure of transaction volume for our title businesses. An order is opened when we receive a customer order and is closed when the related real estate transaction closes, which typically takes 45-60 days from the opening of an order.

Revenues
     Total consolidated revenues for the second quarter of 2005 increased $230.7 million or 10.5% to $2,434.9 million. This increase in consolidated revenue in the second quarter of 2005 was primarily due to the increases of $108.7 million in the financial institution software and services segment, $54.8 million in title related revenues, $28.5 million in the information services segment and $18.9 million in the specialty insurance segment. These increases were offset by a decrease of $10.4 million in the lender outsourcing solutions segment operating revenues from loan facilitation services. The increase in the operating revenues of the financial institution software and services segment was due both to the inclusion of the results of numerous 2004 acquisitions in this segment in the 2005 quarter which amounted to $85.8 million of the increase and organic growth of $22.9 million. Descriptions of the increases in the other segments can be found in the segment results section to follow. Total consolidated revenues for the first six months of 2005 increased $665.5 million to $4,706.5 million. Included in this increase was a net $318.2 million non-operating gain relating to the issuance of subsidiary stock in the sale of a minority interest in FIS (see Note C to our condensed consolidated financial statements included in this report). Excluding the net gain, total revenue increased $347.3 million or 8.6% as compared to the prior year six-month period.
     Consolidated title insurance premiums for the three and six-month periods were as follows:

	Three months ended June 30,				Six months ended June 30,
	2005	%	2004	%	2005	%	2004	%
	(Dollars in thousands)				(Dollars in thousands)
Title premiums from direct operations (1)	$583,035	43.7%	$601,444	46.9%	$1,060,855	45.7%	$1,066,392	45.3%
Title premiums from agency operations (1)	750,166	56.3%	680,492	53.1%	1,260,946	54.3%	1,286,825	54.7%

Total	$1,333,201	100.0%	$1,281,936	100.0%	$2,321,801	100.0%	$2,353,217	100.0%

(1)	Includes premiums reported in the title segment and lender outsourcing solutions segment.
     Title insurance premiums increased 4.0% to $1,333.2 million in the second quarter of 2005 as compared with the second quarter of 2004. A decrease of $18.4 million or 3.1% in direct premiums was offset by a $69.7 million or 10.2% increase in premiums from agency operations. During the second quarter of 2005, we re-evaluated our method of estimation for accruing agency title revenues and commissions and refined the method which resulted in the Company recording approximately $50 million in additional agency revenue in the second quarter than it would have under its prior method. The impact on net earnings of this adjustment was approximately $2 million. The increase in agency premiums as compared to an increase in direct premiums has a much smaller effect on profitability as our margins as a percentage of premiums for agency business are significantly lower than the margins realized from our direct operations due to commissions paid to our agents and other costs related to agency business. The decreased level of direct title premiums is the result of a decline in closed order levels during the current year quarter as compared to the prior year period although this decrease was offset by an increase in the average fee per file as compared with the prior year. The drop experienced in closed orders reflects a slowing refinance market reflecting the lower open order volumes of the past three quarters relative to the prior year trend. Although the Mortgage Bankers Association’s (MBA) statistics showed that approximately 41% of new loan originations in the second quarter of 2005 were refinance transactions as compared with approximately 40% in the second quarter of 2004, the current quarter revenue reflects refinance volumes resulting from originations in the first quarter of 2005, which when compared to the first quarter of 2004 were considerably lower at 46% than the 57% of transactions in the first quarter of 2004, according to the MBA. The increase in fee per file is the result of the decreased levels of refinance-driven activity, which typically have lower fees, in the second quarter and first six months of 2005 as compared with the prior year quarter and first six months, as well as the appreciation of home prices over the past year.
     Trends in escrow and other title related fees are primarily related to title insurance activity generated by our direct operations. Escrow and other title related fees during the second quarters of 2005 and 2004 fluctuated in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts. Escrow and other title related fees were $298.8 million and $295.3 million for the second quarters of 2005 and 2004, respectively and $541.0 million and $513.8 million for the first six months of 2005 and 2004, respectively.

     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in the second quarter of 2005 was $31.3 million, compared with $16.0 million in the second quarter of 2004, an increase of $15.3 million, or 95.3%. The increase in interest and investment income in the second quarter and first six months of 2005 is due primarily to an increase in the short-term investment and fixed income asset base during the current year periods compared to the prior year and the increasing interest rate environment.
     Net realized gains for the second quarter were $21.7 million compared with net realized gains of $8.7 million for the corresponding period of the prior year. The increase was primarily the result of capital gains realized on a number of securities sold during the second quarter of 2005. Net realized gains for the first six months of 2005 were $25.6 million as compared to $21.2 million for the same period of the prior year.
     Expenses. The following table presents the components of our expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Personnel costs	$808,115	$721,537	$1,555,192	$1,358,133
Other operating expenses	449,707	422,357	843,524	758,083
Agent commissions	576,205	529,974	967,671	1,004,338
Depreciation and amortization	105,232	79,306	202,559	149,916
Provision for claim losses	110,802	79,581	197,966	148,316
Interest expense	47,028	11,445	71,535	19,377

Total expenses	$2,097,089	$1,844,200	$3,838,447	$3,438,163

     Our operating expenses consist primarily of personnel costs and other operating expenses, which in our business are incurred as orders are received and processed. Title insurance premiums, escrow and other title related fees are generally recognized as revenue at the time the underlying transaction closes. As a result, direct title insurance revenue lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short time lag does exist in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.
     Personnel costs include base salaries, commissions, benefits and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $808.1 million and $721.5 million for the second quarters of 2005 and 2004, respectively. Personnel costs as a percentage of total revenue were 33.2% in the second quarter of 2005, and 32.7% for the second quarter of 2004. The increase of $86.6 million in personnel costs principally resulted from increases of $49.0 million in the financial institution software and services segment, $21.6 million in the title segment and $13.8 million in the corporate and other segment, the last of which is primarily the result of increased stock compensation expense relating to stock option grants made in the third and fourth quarters of 2004 and the first quarter of 2005. Personnel costs as a percentage of total revenue (excluding the $318.2 million gain on issuance of subsidiary stock), were 35.4% for the first six months of 2005, and 33.6% for the first six months of 2004.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance and trade and notes receivable allowances. Other operating expenses totaled $449.7 million and $422.4 million for the second quarter of 2005 and 2004, respectively and $843.5 million and $758.1 million for the first six months of 2005 and 2004, respectively. The increase in the first six months of 2005 as compared to 2004 was primarily the result of the inclusion of a full six months of operating expenses in 2005 for acquisitions made by the financial institution software and services segment in 2004.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended June 30,				Six months ended June 30,
	2005	%	2004	%	2005	%	2004	%
	(Dollars in thousands)				(Dollars in thousands)
Agent premiums	$750,166	100.0%	$680,492	100.0%	$1,260,946	100.0%	$1,286,825	100.0%
Agent commissions	576,205	76.8%	529,974	77.9%	967,671	76.7%	1,004,338	78.0%

Net	$173,961	23.2%	$150,518	22.1%	$293,275	23.3%	$282,487	22.0%

     Net margin from agency title insurance premiums in the 2005 periods compared with 2004 increased as a percentage of total agency premiums due to the Company writing a higher percentage of policies in states where we pay lower commission rates.
     Depreciation and amortization was $105.2 million in the second quarter of 2005 as compared to $79.3 million in the second quarter of 2004. The increase in depreciation and amortization of $25.9 million is primarily due to increased amortization of intangible assets and software acquired during 2004 by the financial institution software and services segment and an impairment charge of approximately $9.3 million on customer relationship intangibles in our lender outsourcing solutions segment due to the loss of specific customers.
     The provision for claim losses includes an estimate of anticipated title and title related claims, escrow losses and homeowners and home warranty claims relating to our specialty insurance segment. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly. The claim loss provision for title insurance was $86.7 million in the second quarter of 2005 as compared to $67.0 million in the second quarter of 2004. Our claim loss provision as a percentage of total title premiums was 6.5% and 5.2% in the second quarter of 2005 and 2004, respectively. The increase is attributable to higher than expected payment levels, especially for individually significant claims, and a return to a more normalized environment with the volume of resale transactions exceeding the refinance transactions. The claim loss provision of our specialty insurance segment was $24.1 million and $12.6 million in the second quarter of 2005 and 2004, respectively with the increase resulting from the increase in volume of business. Total claim loss expense recorded for the first six months of 2005 and 2004 was $198.0 million and $148.3 million, respectively.
     Interest expense was $47.0 million and $11.4 million in the second quarter of 2005 and 2004, respectively. The increase of $35.6 million relates primarily to an increase in average borrowings as compared to the prior year including the $2.8 billion borrowed on March 9, 2005 as part of the FIS recapitalization transaction. Interest expense was $71.5 million and $19.4 million for the first six months of 2005 and 2004, respectively.
     Income tax expense as a percentage of earnings before income taxes was 38.5% for the second quarter of 2005 and 38.0% for the second quarter of 2004. Income tax expense as a percentage of earnings before income taxes excluding the gain on the issuance of subsidiary stock, for which no taxes were provided, was 38.3% for the first six months of 2005 and 38.0% for the first six months of 2004. No income taxes were provided for the gain on the issuance of subsidiary stock as the Company’s tax basis in its investment in FIS exceeded the book basis on the date of the sale. Income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year.
     Minority interest for the second quarter of 2005 was $17.7 million as compared with $1.1 million for the corresponding prior year period. The increase in minority interest expense is attributable to earnings generated following the sale of a 25% interest in FIS and also to the minority interest relating to our Kordoba investment which we acquired in the fourth quarter of 2004. Minority interest for the first six months of 2005 was $23.2 million as compared with $1.5 million for the corresponding prior year period
     Net earnings were $190.0 million and $222.1 million for the second quarters of 2005 and 2004, respectively and $634.5 million ($316.3 million excluding the $318.2 million gain on sale of subsidiary stock) and $372.3 million for the first six months of 2005 and 2004, respectively.

Segment Results of Operations
Title Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$1,675,125	$1,590,229	$2,929,791	$2,895,827

Personnel costs	470,355	448,802	888,245	826,139
Other operating expenses	239,563	226,216	446,562	400,278
Agent commissions	595,620	562,936	1,005,357	1,069,909
Depreciation and amortization	24,418	23,734	49,247	43,923
Provision for claim losses	86,659	66,958	150,918	125,878
Interest expense	(136)	300	61	668

Total expenses	1,416,479	1,328,946	2,540,390	2,466,795

Earnings before income taxes and minority interest	$258,646	$261,283	$389,401	$429,032

Revenue
     Revenue for the title insurance segment includes direct and agency title premiums, including those earned from the lender outsourcing solutions segment, as well as escrow and other title related fees, interest and investment income and realized gains and losses. For a discussion of title segment premiums and escrow and other title related fees, see the Condensed Consolidated Results of Operations revenues discussion above.
Expenses
     Personnel costs were $470.4 million and $448.8 million in the second quarters of 2005 and 2004, respectively and generally trend with revenues from our direct operations, but have increased in the current quarter primarily due to a recent trend in salary increases relating to increased competition for top employees and the strong real estate cycle. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. We will continue to monitor prevailing market conditions and will adjust personnel costs in accordance with expected activity. Personnel costs were $888.2 million and $826.1 million in the first six months of 2005 and 2004, respectively.
     Other operating expenses were $239.6 million and $226.2 million in the second quarters of 2005 and 2004, respectively. The increase in the second quarter of 2005 was impacted by a $8.3 million additional charge related to the settlement with the California Department of Insurance (see Note K to our Condensed Consolidated financial statements included in this report). Other operating expenses were $446.6 million and $400.3 million in the first six months of 2005 and 2004, respectively.
     Agent commissions were $595.6 million and $562.9 million in the second quarters of 2005 and 2004, respectively and $1,005.4 million and $1,069.9 million in the first six months of 2005 and 2004, respectively and as noted in the consolidated results of operations discussion fluctuate with agent commissions.
     As noted in the Condensed Consolidated Results of Operations discussion, the provision for claim losses includes an estimate of anticipated title and title related claims and escrow losses. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly.

Specialty Insurance Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$79,090	$59,125	$155,973	$108,514

Personnel costs	9,127	7,795	17,552	14,316
Other operating expenses	33,372	29,698	64,397	54,894
Depreciation and amortization	948	1,031	1,967	2,169
Provision for claim losses	24,143	12,618	47,048	22,433

Total expenses	67,590	51,142	130,964	93,812

Earnings before income taxes and minority interest	$11,500	$7,983	$25,009	$14,702

Revenues
     Revenues from specialty insurance include revenues from the issuance of flood, home warranty and homeowners insurance policies and were $79.1 million and $59.1 million for the second quarters of 2005 and 2004, respectively. Specialty insurance revenue increased in 2005 as compared with 2004 as a result of organic growth in our homeowners insurance and flood renewal insurance businesses. Revenues for this segment were $156.0 million and $108.5 million for the first six months of 2005 and 2004, respectively.
Expenses
     Personnel costs were $9.1 million and $7.8 million in the second quarters of 2005 and 2004, respectively. As a percentage of revenues, personnel costs were 11.5% and 13.1% in the second quarters of 2005 and 2004, respectively. The decrease as a percentage of revenues in the 2005 period is primarily the result of organic growth of the business lines, which has not required a proportionate increase in personnel. Personnel costs were $17.6 million and $14.3 million in the first six months of 2005 and 2004 respectively.
     Other operating expenses in the specialty insurance segment were $33.3 million and $29.7 million in the second quarters of 2005 and 2004, respectively. As a percentage of revenues, other operating expenses were 42.2% and 50.2% in the second quarters of 2005 and 2004, respectively. The decrease as a percentage of revenues in the 2005 period is primarily the result of organic growth of the business lines, which has not required a proportionate increase in these costs. Other operating expenses were $64.4 million and $54.9 million in the first six months of 2005 and 2004 respectively.
     The provision for claim loss was $24.1 million and $12.6 million in the second quarters of 2005 and 2004, respectively. The increase was primarily the result of increased activity in the homeowners insurance business. The provision for claim loss was $47.0 million and $22.4 million in the first six months of 2005 and 2004, respectively. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly.
Financial Institution Software and Services Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$426,022	$314,563	$821,274	$568,440

Personnel costs	225,154	176,219	450,940	324,915
Other operating expenses	76,145	54,137	136,097	84,207
Depreciation and amortization	57,837	40,927	116,749	77,469
Interest expense	(1,017)	205	3,075	210

Total expenses	358,119	271,488	706,861	486,801

Earnings before income taxes and minority interest	$67,903	$43,075	$114,413	$81,639

Revenues
     Revenues from financial institution software and services were $426.0 million and $314.6 million in the second quarters of 2005 and 2004, respectively. The $111.5 million increase in revenues in the 2005 second quarter compared with the 2004 period relates primarily to recording revenues from the 2004 acquisitions of Kordoba and InterCept, along with a few smaller acquisitions. The 2004 acquisitions of Kordoba and InterCept and other smaller acquisitions contributed $87.3 million of the increase in the 2005 period as compared with the prior year quarter. Approximately $22.5 million of the increase results from organic growth in the businesses owned during both periods. Included in the 2005 and 2004 second quarters are $18.2 million and $18.5 million, respectively, of intersegment revenues that this segment earns relating to IT software and support services that it provides to the remainder of the Company. Revenues for this segment were $821.2 million and $568.4 million for the first six months of 2005 and 2004, respectively, with $224.0 million of the $252.8 increase resulting from 2004 acquisitions.
Expenses
     Personnel costs were $225.2 million and $176.2 million in the second quarters of 2005 and 2004, respectively. The increase in the 2005 quarter as compared to the prior year quarter is consistent with the increase in revenue. As a percentage of revenues, personnel costs were 52.8% and 56.0% in the second quarters of 2005 and 2004, respectively. Personnel costs were $450.9 million and $324.9 million for the first six months of 2005 and 2004, respectively with the increase also consistent with the increase in revenue for the same periods.
     Other operating expenses were $76.2 million and $54.1 million in the second quarters of 2005 and 2004, respectively. The increase in other operating expenses is also consistent with the increases in revenue in this segment. Other operating expenses were $136.1 million and $84.2 million for the first six months of 2005 and 2004, respectively.
     Depreciation and amortization costs were $57.8 million and $40.9 million in the second quarters of 2005 and 2004, respectively. The increase of $16.9 million relates primarily to the amortization of intangible assets and computer software acquired in the 2004 acquisitions.
Lender Outsourcing Solutions Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$97,618	$128,563	$187,544	$244,042

Personnel costs	35,092	38,275	68,678	78,052
Other operating expenses	42,899	52,773	85,507	97,132
Depreciation and amortization	11,535	2,410	13,485	5,100
Interest expense	1	8	3	18

Total expenses	89,527	93,466	167,673	180,302

Earnings before income taxes and minority Interest	$8,091	$35,097	$19,871	$63,740

Revenues
     Revenues from lender outsourcing solutions relate primarily to revenues from both our loan facilitation services and default management services. Revenues from lender outsourcing solutions were $97.6 million and $128.6 million in the second quarters of 2005 and 2004, respectively. The decrease in revenues of $31.0 million, or 24.1%, is largely attributable to a decrease of $34.3 million in revenue from loan facilitation and other services compared with the prior year quarter. This decrease is primarily the result of lower volumes from our automated process for providing title agency services, due to increased mortgage interest rates which in turn reduced refinancing transactions in 2005 as compared with 2004. This decrease was partially offset by an increase of $3.3 million in default management services revenue. Revenues were $187.5 million and $244.0 million for the first six months of 2005 and 2004, respectively and the decrease was similarly impacted by the reduction in loan facilitation services in 2005 as compared with 2004.

Expenses
     Personnel costs were $35.1 million and $38.3 million in the second quarters of 2005 and 2004, respectively. As a percentage of revenues, personnel costs were 35.9% and 29.8% in the 2005 and 2004 periods. The increase in 2005 as a percentage of revenues for the quarter is primarily the result of the reduction in revenues from the automated title agency process in 2005 as compared with 2004 as labor costs relating to these revenues are not as closely related to revenue volumes in this line of business. Personnel costs were $68.8 million and $78.1 million in the first six months of 2005 and 2004, respectively.
     Other operating expenses in the lender outsourcing solutions segment consist primarily of professional fees, data processing costs, costs to purchase real estate data and other expenses. Other operating expenses were $42.9 million and $52.8 million in the second quarters of 2005 and 2004, respectively. Other operating expenses were $85.5 million and $97.1 million for the first six months of 2005 and 2004, respectively.
Information Services Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$189,557	$161,851	$355,254	$314,142

Personnel costs	44,705	40,494	88,843	82,957
Other operating expenses	78,889	77,732	147,103	148,250
Depreciation and amortization	10,363	10,786	20,858	20,738
Interest expense	162	54	219	116

Total expenses	134,119	129,066	257,023	252,061

Earnings before income taxes and minority interest	$55,438	$32,785	$98,231	$62,081

Revenues
     Revenues from information services relate primarily to revenues from our property data and real estate related services. Revenues from information services in the second quarters of 2005 and 2004 were $189.6 million and $161.9 million, respectively, an increase of 17.1%. The increase was primarily attributable to increased revenues in our tax monitoring and 1031 transaction services businesses which are experiencing growth in market share in the strong real estate cycle. Revenues were $355.3 million and $314.1 million for the first six months of 2005 and 2004, respectively.
Expenses
     Personnel costs were $44.7 million and $40.5 million for the second quarters of 2005 and 2004, respectively. As a percentage of revenues, personnel costs were 23.6% and 25.0% in the 2005 and 2004 periods, respectively. Personnel costs were $88.8 million and $83.0 million in the first six months of 2005 and 2004, respectively.
     Other operating expenses in the information services segment consist primarily of data processing costs, costs to purchase real estate data and other expenses. Other operating expenses were $78.9 million and $77.7 million for the second quarters of 2005 and 2004, respectively. As a percentage of revenues, other operating expenses were 41.6% and 48.0% in the second quarters of 2005 and 2004, respectively. The decrease as a percentage of revenues is primarily the result of the fact that the businesses that experienced the highest revenue growth do not require a corresponding increase in expenses and thus provide a higher margin. Other operating expenses were $147.1 million and $148.3 million in the first six months of 2005 and 2004, respectively.
Corporate and Other Segment
     The corporate and other segment is made up of smaller entities that do not fit in our other segment classifications and certain corporate expenses. Revenues from this segment were $17.6 million and $12.6 million for the second quarters of 2005 and 2004, respectively. Operating expenses were $81.4 million and $32.8 million for the second quarters of 2005 and 2004, respectively. The increase in operating expense primarily relates to the increased interest expense of $37.1 million related to the increased borrowings relating to the recapitalization transaction entered into the first quarter of 2005 and increased stock compensation expense as noted in the consolidated results of operations. For the first six months of 2005 and 2004, revenues were $32.8 million (excluding the $318.9 million gain on sale of subsidiary stock) and $26.2 million. Operating expenses were $130.5 million and $74.5 million in the first six months of 2005 and 2004, respectively with the increase again relating to increased interest expense and stock based compensation expense.
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
     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are executed within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. As of December 31, 2004, $1,731.3 million of our net assets were restricted from dividend payments without prior approval from the Departments of Insurance. During 2005, our first tier title subsidiaries can pay or make distributions to us of approximately $209.8 million without prior approval. In connection with the restructuring transaction relating to our title insurance businesses we plan to receive cash dividends of approximately $295.0 million from FNT, of which $150.0 million is expected to be funded by new borrowings at FNT that will increase debt on a consolidated basis and $145.0 million by dividends paid by one of our title insurance subsidiaries. Our underwritten title companies, financial institution software and services companies, lender outsourcing businesses and information services companies collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries. Positive cash flow from these subsidiaries is invested primarily in cash and cash equivalents. Also, the new FIS credit facility (discussed below) limits FIS’s ability to pay us dividends. The agreement limits cumulative distributions greater than $50 million, except for certain defined distributions and the proceeds of future potential equity and debt offerings. The threshold of $50 million may increase based on changes in FIS’s leverage ratio or achievement of certain cash flow targets.
     Financing. On March 9, 2005, we completed a recapitalization plan of FIS (See Note C to our Condensed Consolidated financial statements included in this report.) FIS entered into $3.2 billion in senior credit facilities consisting of a $800.0 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, The “Term Loan Facilities”) and a $400.0 million revolving credit facility (“Revolver”) with a consortium of lenders led by Bank of America. FIS fully drew upon the entire $2.8 billion in Term Loan Facilities to consummate the recapitalization. FIS used proceeds from the loans to repay the outstanding principal and interest on a $2.7 billion note it previously paid as a dividend to us. We in turn used these funds to pay $1.8 billion as a special cash dividend of $10.00 per share to our shareholders and $400 million to pay down our existing credit facility. The remainder will be used for general corporate purposes. Revolving credit borrowings and Term A Loans bear interest at a floating rate, which will be, at the Borrowers’ option, either the British Bankers Association LIBOR or base rate plus, in both cases, an applicable margin, which is subject to adjustment based on the senior secured leverage ratio of the Borrowers. The Term B Loans bear interest at either the British Bankers Association LIBOR plus 1.75% per annum or, at the Borrowers’ option, a base rate plus 0.75% per annum. The Borrowers may choose one month, two month, three month, six month, and to the extent available, nine month or one year LIBOR, which then applies for a period of that duration. Interest is due at the end of each interest period provided. For LIBOR loans that exceed three months, the interest is due three months after the beginning of such interest period. The Term Loan A matures in March, 2011, the Term Loan B in March, 2013, and the Revolver in March, 2011. The Term Loan Facilities are subject to quarterly amortization of principal in equal installments of .25% of the original principal amount with the remaining balance payable at maturity. In addition to the scheduled amortization, and with certain exceptions, the Term

Loan Facilities are subject to mandatory prepayment from excess cash flow, issuance of additional equity and debt and sales of certain assets. Voluntary prepayments of both the Term Loan Facilities and revolving loans and commitment reductions of the revolving credit facility are permitted at any time without fee upon proper notice and subject to minimum dollar requirements.
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
     On November 5, 2003 we entered into a new credit agreement providing for a $700.0 million, 5-year revolving credit facility due November 4, 2008. The credit agreement bears interest at a variable rate based on the debt ratings assigned to us by certain independent agencies, and is unsecured. The current interest rate under this credit agreement is LIBOR plus 0.93%. In addition, we pay a 0.23% facility fee on the entire facility. As of June 30, 2005, the entire $700.0 million is available to us. On March 9, 2005, we used a portion of the proceeds received from the FIS note to pay this line down completely although we did not terminate this facility. Our credit agreement imposes certain affirmative and negative covenants on us relating to current debt ratings, certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions and restricted payments, and certain dividend restrictions. As of June 30, 2005, we were in compliance with all of our debt covenants.
     Following the recapitalization, FIS is highly leveraged. As of June 30, 2005, it is paying interest on the term loan facilities at a rate of one month LIBOR plus 1.75% (4.96%). At that rate, the annual interest on the remaining $1,943.0 million of debt not swapped into a fixed rate obligation as described below would be $96.4 million. A one percent increase in the LIBOR rate would increase its annual debt service on this portion of the Term Loan Facilities by $19.4 million. The credit rating assigned to the Term Loan Facilities and Revolver by Standard & Poor’s is currently BB.
     On April 11, 2005, the Company, through FIS, entered into interest rate swap agreements which have effectively fixed the interest rate at approximately 6.1% through April 2008 on $350 million of the Term Loan B Facility and at approximately 5.9% through April 2007 on an additional $350.0 million of the Term Loan B Facility. The estimated fair value of the cash flow hedges results in a liability to the Company of $6.1 million, as of June 30, 2005 which is included in the accompanying condensed consolidated balance sheet in accounts payable and accrued liabilities and as a component of accumulated other comprehensive earnings, net of deferred taxes.
     During the second quarter of 2005, we began lending fixed maturity and equity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At June 30, 2005, we had security loans outstanding with a fair value of $155.3 million included in accounts payable and accrued liabilities and we held cash in the amount of $160.5 million as collateral for the loaned securities.
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

     Contractual Obligations. Other than the borrowings and debt repayments related to the recapitalization of FIS, which obligations are described above, there have been no other material changes to our contractual obligations as presented in our 2004 Form 10K. See Note G to our Condensed Consolidated Financial Statements included in this report for a table showing our principal repayment obligations.
     Capital Stock Transactions. On April 24, 2002, our Board of Directors approved a three-year stock repurchase program. Purchases are made by us from time to time in the open market, in block purchases or in privately negotiated transactions. From January 1, 2004, through December 31, 2004, we repurchased a total of 430,500 shares of common stock for $16.5 million, or an average price of $38.33. Additionally, on December 13, 2004, we entered into an agreement to repurchase 2,530,346 shares of Company common stock from Willis Stein & Partners (“Willis Stein”) and J.P. Morgan Chase, as escrow agent for the former stockholder of Aurum. We acquired Aurum in March 2004. The purchase price per share of $44.35 was a discount to the closing price of the Company’s common stock on December 13, 2004. On April 6, 2005, we acquired 2,250,000 shares at a purchase price of $31.50 per share of Company’s common stock from ALLTEL. On April 25, 2005, our Board of Directors approved another three-year stock repurchase program similar to the 2002 plan. This plan authorizes us to repurchase up to 10 million shares.
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
     Off-Balance Sheet Arrangements. Other than facility and equipment leasing arrangements, we do not engage in off-balance sheet financing activities. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that will be part of our corporate campus and headquarters. The lease expires on September 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of June 30, 2005, approximately $26.8 million had been drawn on the facility to finance land costs and related fees and expenses. The leases include guarantees by us of up to 86.5% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in other operating expenses in the Consolidated Statements of Earnings after the end of the construction period.
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
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of June 30, 2005 related to these arrangements.
Critical Accounting Policies
     There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2004, other than our refinement of estimation method relating to the accrual of agency revenues and commissions as noted in the results of operations discussion and Note H to our condensed consolidated financial statements.

Recent Accounting Pronouncements
     In December 2004, the FASB issued FASB Statement No. 123R (“SFAS No. 123R”), “Share-Based Payment”, which requires that compensation cost relating to share-based payments be recognized in the Company’s financial statements. During 2003, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003. The Company had elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. SFAS No. 123R does not allow for the prospective method, but requires the recording of expense relating to the vesting of all unvested options beginning in the first quarter of 2006. Since we adopted SFAS No. 123 in 2003, the impact of recording additional expense in 2006 under SFAS No. 123R relating to options granted prior to January 1, 2003 is not expected be significant.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Our fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Following the recapitalization, FIS is highly leveraged. As of June 30, 2005, it is paying interest on the term loan facilities at a rate of one month LIBOR plus 1.75%, or 4.96%. At that rate, the annual interest on the remaining $1,943.0 million of debt not swapped into a fixed rate as noted below would be $96.4 million. A one percent increase in the LIBOR rate would increase its annual debt service on the Term Loan Facilities by $19.4 million. The credit rating assigned to the Term Loan Facilities and Revolver by Standard & Poor’s is currently BB.
     On April 11, 2005, the Company, through FIS, entered into interest rate swap agreements which have effectively fixed the interest rate at approximately 6.1% through April 2008 on $350 million of the Term Loan B Facility and at approximately 5.9% through April 2007 on an additional $350.0 million of the Term Loan B Facility. The estimated fair value of the cash flow hedges results in a liability to the Company of $6.1 million, as of June 30, 2005 which is included in the accompanying condensed consolidated balance sheet in accounts payable and accrued liabilities and as a component of accumulated other comprehensive earnings, net of deferred taxes.
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
     Several class actions are pending alleging improper premiums were charged for title insurance in Ohio (Dubin v. Security Union Title Insurance Company, filed on March 12, 2003, in the Court of Common Pleas, Cuyahoga County, Ohio and Markowitz v. Chicago Title Insurance Company, filed on February 4, 2004 in the Court of Common Pleas, Cuyahoga County, Ohio), Pennsylvania (Patterson v. Fidelity National Title Insurance Company of New York, filed on October 27, 2003 in the Court of Common Pleas of Allegheny County, Pennsylvania) and Florida (Thula v. American Pioneer, filed on September 24, 2004 in the Circuit Court of Seventeenth Judicial Circuit, Broward County; Figueroa v. Fidelity, filed on April 20, 2004 in the Circuit Court of 11th Judicial Circuit, Dade County; Grosso v. Fidelity National Title Insurance Company of New York, filed on August 31, 2004 in the Circuit Court of the Seventeenth Judicial Circuit, Broward County; Chereskin v. Fidelity National Title Insurance Company of New York, filed on September 21, 2004 in the Circuit Court, Fourth Judicial Circuit, Nassau County; and Turner v. Chicago Title Insurance Company, filed September 20, 2004 in the Circuit Court, Fourth Judicial District, in and for Nassau County, Florida). The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. Recently, the court’s order denying class certification in one of the Ohio actions was reversed and the case was remanded to the trial court for further proceedings. The Company intends to vigorously defend these actions.
     A class action in Michigan (Lewrenz v. Chicago Title Insurance Company, filed on May 9, 2000, in the U.S. District Court, Eastern District of Michigan, Southern Division) alleges the Company violated the Real Estate Settlement Procedures Act (“RESPA”) and state law by giving favorable discounts or rates to builders and developers. The actions seek refunds of the premiums charged and additional damages. We intend to continue to vigorously defend the California action.
     A purported shareholder derivative action (McCabe v. Fidelity National Financial, Inc., et al.) was filed on February 11, 2005 in the U.S. District Court, Middle District of Florida, Jacksonville Division alleging that the Company’s directors and certain executive officers breached their fiduciary and other duties, and exposed the Company to potential fines, penalties and suits in the future, by permitting so called contingent commissions to obtain business. The Company and the directors and executive offers named as defendants filed Motions to Dismiss the action on June 3, 2005. The plaintiff abandoned his original complaint and responded to the motions by filing an amended Complaint on July 13, 2005, and the Company, along with the directors and executive officers named as defendants, must respond to the amended Complaint by August 29, 2005. The amended complaint repeats the allegations of the original complaint and adds allegations about “captive reinsurance” programs, which we continue to believe were lawful. These “captive reinsurance” programs are the subject of investigations by several state departments of insurance and attorney generals. We intend to vigorously defend this action.
     The Company and its subsidiaries FIS and FNIS are defendants in a civil lawsuit (Grace & Digital Information Technology, Ltd. v. Fidelity National Financial, Inc., Fidelity National Information Services, Inc. and Fidelity Information Services, Inc., et al., filed on December 8, 2004 in the Superior Court of the State of California for the County of Monterey) brought by an organization that formerly acted as a sales agent for Alltel Information Services, the predecessor to FI, in China. The suit, which is pending, seeks to recover damages for an alleged breach of the agency contract. The Company intends to defend this case vigorously. The plaintiff in the case also has made allegations that the Company violated the Foreign Corrupt Practices Act (FCPA) in connection with its dealings involving a bank customer in China. The Company is cooperating with the Securities and Exchange Commission and the U.S. Department of Justice in connection with their inquiry into these allegations. The Company and its counsel are in the process of investigating these allegations. Based on the results and extent of the investigations completed to date, the Company does not believe that there have been any violations of the FCPA by the Company, or that the ultimate disposition of these allegations or the lawsuit will have a material adverse impact on the Company’s financial position, results of operations or cash flows.
     Several state departments of insurance and attorney generals are investigating so called “captive reinsurance” programs whereby some of our title insurance underwriters reinsured policies through reinsurance companies owned or affiliated with brokers, builders or bankers. Some investigating agencies claim these programs unlawfully compensated customers for the referral of title insurance business. Although we believed and continue to believe the programs were lawful, the programs have been discontinued. The Company successfully negotiated a settlement with the California Department of Insurance with respect to that department’s inquiry into captive reinsurance programs in the title insurance industry. Under the terms of the settlement, FNF will refund approximately $7.7 million to those consumers whose California property was subject to a captive reinsurance arrangement and will also pay a penalty of $5.6 million. As part of the settlement, FNF denied any wrongdoing. We continue to cooperate with other investigating authorities, and no other actions have been filed by the authorities against us or our underwriters.
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

FIDELITY NATIONAL FINANCIAL, INC. (registrant)

By:	/s/ Alan L. Stinson

Alan L. Stinson
Executive Vice President, Chief Financial Officer
	(Principal Financial and Accounting Officer)	Date: August 4, 2005

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.