Form 10-Q
period 2005-09-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2005-11-09
CIK 809398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2005
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
YES ☑                               NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                               NO ☑
     As of September 30, 2005, 173,526,846 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2005

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at September 30, 2005 includes $310,860 and $166,138 of pledged fixed maturities related to secured trust deposits and the securities lending program, respectively, and at December 31, 2004 includes $265,639 of pledged fixed maturity securities related to secured trust deposits	$2,971,983	$2,332,231
Equity securities, at fair value at September 30, 2005 includes $2,331 of pledged equities related to the securities lending program	162,476	135,465
Other long-term investments	169,372	190,456
Short-term investments, at fair value, at September 30, 2005 includes $398,422 and at December 31, 2004 includes $280,351 of pledged short-term investments related to secured trust deposits	1,032,857	688,124

Total investments	4,336,688	3,346,276
Cash and cash equivalents, at September 30, 2005 includes $301,794 and $174,360 of pledged cash related to secured trust deposits and the securities lending program, respectively, and at December 31, 2004 includes $195,200 of pledged cash related to secured trust deposits	637,977	331,222
Trade and notes receivables, net of allowance of $35,309 in 2005 and $36,254 in 2004	623,288	562,864
Goodwill	2,876,782	2,798,249
Prepaid expenses and other assets	589,656	431,756
Capitalized software	509,174	440,780
Other intangible assets	651,552	672,185
Title plants	310,280	302,201
Property and equipment, net	374,382	385,002

	$10,909,779	$9,270,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$1,234,001	$948,882
Deferred revenue	453,433	394,811
Notes payable	3,114,003	1,370,556
Reserve for claim losses	1,061,321	998,170
Secured trust deposits	1,004,121	735,295
Deferred tax liabilities	123,497	103,167
Income taxes payable	96,548	689

	7,086,924	4,551,570
Minority interests and preferred stock of subsidiary	185,243	18,874
Stockholders’ equity:
Preferred stock, $.0001 par value; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock, $.0001 par value; authorized, 250,000,000 shares; issued 181,548,353 shares as of September 30, 2005 and 178,321,790 shares as of December 31, 2004	18	18
Additional paid-in capital	3,520,925	3,424,261
Retained earnings	467,128	1,515,215

	3,988,071	4,939,494
Accumulated other comprehensive loss	(72,691)	(27,353)
Unearned compensation	(13,281)	(18,437)
Treasury stock, 8,021,507 shares as of September 30, 2005 and 5,765,846 as of December 31, 2004, at cost	(264,487)	(193,613)

	3,637,612	4,700,091

	$10,909,779	$9,270,535

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
REVENUE:
Direct title insurance premiums	$641,542	$524,829	$1,702,397	$1,591,221
Agency title insurance premiums	763,242	744,193	2,024,188	2,031,018
Escrow and other title related fees	323,506	265,192	864,472	779,032
Financial institution software and services	371,665	306,829	1,157,244	846,397
Lender outsourcing solutions (excludes title premiums of $22.9 million, $23.5 million, $60.6 million and $104.9 million in the three month and nine month periods ended September 30, 2005 and 2004, respectively, included in title premiums above)	80,594	79,057	229,565	241,360
Information services	194,188	144,119	525,359	433,959
Specialty insurance	95,448	64,161	248,276	171,249
Interest and investment income	38,706	18,919	96,420	49,470
Realized gains and losses, net	8,699	(2,025)	34,281	19,126
Non—operating gain on issuance of subsidiary stock	—	—	318,209	—
Other income	12,937	14,605	36,645	38,103

Total revenue	2,530,527	2,159,879	7,237,056	6,200,935
EXPENSES:
Personnel costs	841,051	700,308	2,396,243	2,058,441
Other operating expenses	444,643	403,541	1,288,167	1,161,624
Agent commissions	590,876	580,241	1,558,547	1,584,579
Depreciation and amortization	95,619	82,674	298,178	232,590
Provision for claim losses	135,354	82,373	333,320	230,689
Interest expense	48,466	11,116	120,001	30,493

Total expenses	2,156,009	1,860,253	5,994,456	5,298,416

Earnings before income taxes and minority interest	374,518	299,626	1,242,600	902,519
Income tax expense	144,189	104,833	354,577	333,932

Earnings before minority interest	230,329	194,793	888,023	568,587
Minority interest	15,926	991	39,081	2,491

Net earnings	$214,403	$193,802	$848,942	$566,096

Basic earnings per share	$1.24	$1.12	$4.92	$3.33

Weighted average shares outstanding, basic	172,515	173,369	172,686	170,187

Diluted earnings per share	$1.21	$1.09	$4.79	$3.23

Weighted average shares outstanding, diluted	177,540	177,976	177,254	175,287

Cash dividends paid per share	$0.25	$.18	$10.75	$.54

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net earnings	$214,403	$193,802	$848,942	$566,096
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments, net (1)	(15,636)	(1,413)	(24,930)	(4,857)
Unrealized loss on foreign currency translation(2)	(518)	—	(13,770)	—
Reclassification adjustments for (gains) losses included in net earnings (3)	2,859	(1,809)	(6,638)	(26,612)

Other comprehensive loss	(13,295)	(3,222)	(45,338)	(31,469)

Comprehensive earnings	$201,108	$190,580	$803,604	$534,627

(1)	Net of income tax (benefit) expense of $(9.5) million and $(0.8) million and $(15.2) million and $(2.9) million for the three months and nine months ended September 30, 2005 and 2004, respectively.

(2)	Net of income tax expense of $1.9 million and $0.2 million for the three months and nine months ended September 30, 2005, respectively.

(3)	Net of income tax (benefit) expense of $(1.7) million and $1.1 million and $4.1 million and $15.7 million for the three months and nine months ended September 30, 2005 and 2004, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid - in	Retained	Comprehensive	Unearned	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Compensation	Shares	Amount
Balance, December 31, 2004	178,321	$18	$3,424,261	$1,515,215	$(27,353)	$(18,437)	5,766	$(193,613)

Purchase of treasury stock	—	—	—	—	—	—	2,256	(70,874)
Exercise of stock options	3,191	—	44,393	—	—	—	—	—
Tax benefit associated with the exercise of stock options	—	—	31,069	—	—	—	—	—
Acquisition of Hansen Quality Loan Services, Inc.	37	—	1,625	—	—	—	—	—
Other comprehensive loss—unrealized loss on investments and other financial instruments	—	—	—	—	(31,560)	—	—	—
Other comprehensive loss—unrealized loss on foreign currency	—	—	—	—	(13,778)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	5,156	—	—
Stock based compensation	—	—	19,577	—	—	—	—	—
Cash dividends declared ($10.75 per share)	—	—	—	(1,897,029)	—	—	—	—
Net earnings	—	—	—	848,942	—	—	—	—

Balance, September 30, 2005	181,549	$18	$3,520,925	$467,128	$(72,691)	$(13,281)	8,022	$(264,487)

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net earnings	$848,942	$566,096
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	298,178	232,590
Net increase in reserve for claim losses	62,104	22,190
Gain on issuance of subsidiary stock	(318,209)	—
Gain on sales of assets	(34,281)	(19,126)
Stock-based compensation cost	24,547	15,745
Tax benefit associated with the exercise of stock options	31,069	33,606
Minority interest	39,081	2,491
Change in assets and liabilities, net of effects from acquisitions:
Net decrease in secured trust deposits	1,344	1,217
Net increase in trade receivables	(55,238)	(77,244)
Net increase in prepaid expenses and other assets	(122,165)	(75,149)
Net increase (decrease) in accounts payable, accrued liabilities	106,907	(24,998)
Net increase in income taxes	157,710	247,763

Net cash provided by operating activities	1,039,989	925,181

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,438,505	1,879,823
Proceeds from maturities of investment securities available for sale	270,787	163,040
Proceeds from sale of assets	21,343	5,751
Net proceeds from sale of equity interest in subsidiary	454,337	—
Cash received as collateral on loaned securities, net	3,388	—
Collections of notes receivable	3,973	4,469
Additions to title plants	(8,720)	(613)
Additions to property and equipment	(112,516)	(107,664)
Additions to capitalized software	(119,818)	(64,130)
Purchases of investment securities available for sale	(3,144,828)	(2,851,060)
Net proceeds (purchases) of short-term investment securities	(229,795)	272,541
Issuance of notes receivable	(6,145)	(6,140)
Acquisitions of businesses, net of cash acquired	(191,257)	(580,415)

Net cash used in investing activities	(620,746)	(1,284,398)

(Continued)
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,
	2005	2004
	(Unaudited)
Cash flows from financing activities:
Borrowings	$2,829,584	$496,872
Debt issuance costs	(34,155)	—
Debt service payments	(1,091,001)	(173,098)
Dividends paid	(1,897,029)	(92,699)
Stock options exercised	44,393	58,916
Purchases of treasury stock	(70,874)	(16,502)

Net cash (used in) provided by financing activities	(219,082)	273,489

Net increase (decrease) in cash and cash equivalents, excluding pledged cash related to secured trust deposits	200,161	(85,728)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	136,022	228,513

Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$336,183	$142,785

Supplemental cash flow information:
Income taxes paid	$177,300	$43,200

Interest paid	$104,353	$38,396

Noncash investing and financing activities:
Dividends declared and unpaid	$—	$43,639

Issuance of restricted stock	$—	$(380)

Fair value of shares issued in connection with acquisitions	$—	$225,448

Liabilities assumed in connection with acquisitions:
Fair value of assets acquired	$209,363	$1,051,402
Total purchase price	189,354	843,746

Liabilities assumed	$20,009	$207,656

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

     Aurum Technology, Inc.
     On March 11, 2004, the Company acquired Aurum Technology, Inc. (“Aurum”) for $306.4 million, comprised of $185.0 million in cash and the issuance of 3,144,390 shares of the Company’s common stock valued using the average closing prices over the five day period beginning two days before and ending two days after the valuation date, which was $121.4 million. Aurum is a provider of outsourced and in-house information technology solutions for the community bank and credit union markets.
     The assets acquired and liabilities assumed in the Aurum acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value	$64,301
Intangible assets acquired at fair value	44,803
Goodwill	255,399
Liabilities assumed at fair value	(58,134)

Total purchase price	$306,369

     Sanchez Computer Associates, Inc.
     On April 14, 2004, the Company acquired Sanchez Computer Associates, Inc. (“Sanchez”) for $183.7 million, comprised of $88.1 million in cash and the issuance of 2,267,290 shares of the Company’s common stock valued using the average closing prices over the five day period beginning two days before and ending two days after the valuation date, which was approximately $88.1 million with the remaining purchase price of $7.5 million relating to the issuance of the Company’s stock options for vested Sanchez stock options. Sanchez develops and markets scalable and integrated software and services that provide banking, customer integration, outsourcing and wealth management solutions to financial institutions in several countries.
     The assets acquired and liabilities assumed in the Sanchez acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value	$57,993
Intangible assets acquired at fair value	19,638
Goodwill	121,057
Liabilities assumed at fair value	(15,018)

Total purchase price	$183,670

     Kordoba
     On September 30, 2004, FNF acquired a 74.9% interest in KORDOBA Gesellschaft fur Bankensoftware mbH & Co. KG, Munich, or (“Kordoba”), a provider of core processing software and outsourcing solutions to the German banking market, from Siemens Business Services GmbH & Co. OHG. The acquisition price was $123.6 million in cash. The Company recorded the Kordoba acquisition based on its proportional share of the fair value of the assets acquired and liabilities assumed on the purchase date. On September 30, 2005, the Company purchased the remaining 25.1% of Kordoba that it did not already own for $39.7 million.
     The assets acquired and liabilities assumed in the Kordoba acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value	$127,582
Intangible assets acquired at fair value	35,372
Goodwill	105,665
Liabilities assumed at fair value	(105,372)

Total purchase price	$163,247

     American Pioneer Title Insurance Company
     On March 22, 2004, the Company acquired American Pioneer Title Insurance Company (“APTIC”) for $115.2 million in cash. APTIC is a 45-state licensed title insurance underwriter with significant agency operations and computerized title plant assets in Florida. APTIC operates under the Company’s Ticor Title brand.
     The assets acquired and liabilities assumed in the APTIC acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value	$114,746
Intangible assets acquired at fair value	10,600
Goodwill	34,505
Liabilities assumed at fair value	(44,663)

Total purchase price	$115,188

     Pro Forma Results
     Selected unaudited pro forma combined results of operations for the nine months ended September 30, 2004 of the Company assuming the above acquisitions had occurred as of January 1, 2004, and using actual general and administrative expenses prior to the acquisition, are set forth below:

Nine Months
Ended September 30,
2004
Total revenue	$6,550,452
Net earnings	$554,568
Basic earnings per share	$3.16
Diluted earnings per share	$3.07
Other Transactions:
     Certegy Inc.
     On September 14, 2005, the Company’s majority owned subsidiary, Fidelity National Information Services, Inc. (“FIS”) entered into a merger agreement with Certegy Inc. (“Certegy”) headquartered in St. Petersburg, Florida. Certegy is a leading provider of credit, debit, check risk management and cash access services to over 6,500 financial institutions and 100,000 retailers. Certegy maintains a global presence with operations in the United States, the United Kingdom, Ireland, France, Chile, Brazil, Australia, New Zealand, Thailand, Canada and the Caribbean. Under the terms of the merger agreement, FIS and Certegy will be combined in a tax-free, stock-for-stock merger under which each share of FIS common stock will be exchanged for 0.6396 shares of Certegy common stock. After the issuance of Certegy stock to FIS shareholders, current Certegy shareholders will own approximately 32.5% and FIS shareholders will own approximately 67.5% of the combined entity, with FNF directly owning approximately 50.3%. Additionally, Certegy will pay a $3.75 per share special cash dividend to its shareholders prior to the closing of the merger. Upon closing of the merger, Certegy will change its name to Fidelity National Information Services, Inc. and will trade on the NYSE under the ticker symbol FIS. The Company expects this merger to close in the first quarter of 2006.
     Service Link, L.P.
     On August 1, 2005, the Company acquired Service Link, L.P. (“Service Link”) a national provider of centralized mortgage and residential real estate title and closing services to major financial institutions and institutional lenders. The acquisition price was approximately $110 million in cash.
     ClearPar
     On December 13, 2004, the Company acquired ClearParSM, LLC (“ClearPar”), a provider of a web-based commercial loan settlement system servicing the primary syndication and secondary loan trading markets. The acquisition price was $24.5 million in cash.
     Covansys Corporation
     On September 15, 2004, the Company acquired 11 million shares of common stock and warrants to purchase 4 million additional shares of Covansys Corporation (“Covansys”), a publicly traded U.S.-based provider of application management and offshore outsourcing services with India based operations, for $121.0 million in cash. The Company owns approximately 29% of Covansys and accounts for the investment in common stock using the equity method of accounting and, until March 25, 2005, accounted for the warrants under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under SFAS No. 133, the warrants are considered derivative instruments and therefore the Company’s investment in the warrants was recorded at a fair value of approximately $23.5 million on the date of acquisition. During the first quarter of 2005, the Company recorded a loss of $4.4 million on the decrease in fair value of the warrants through March 25, 2005 which is reflected in the Consolidated Statement of Earnings in realized gains and losses. On March 25, 2005, the terms of the warrants were amended such that the accounting for the investment in the warrants is now governed by the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and changes in the fair value of the warrants are recorded in other comprehensive earnings.

     Geotrac, Inc.
     On July 2, 2004, the Company acquired 100% of Geotrac, Inc. (“Geotrac”), a flood zone monitoring services provider for $40 million in cash.
     Bankware
     On April 7, 2004, the Company acquired Bankware, a provider of check imaging solutions for financial institutions for $47.7 million in cash.
     Hansen Quality Loan Services, LLC
     On February 27, 2004, the Company acquired an additional 44% interest in Hansen Quality Loan Services, LLC (“Hansen”) that it did not already own for $33.7 million, consisting of $25.2 million in cash and $8.5 million of the Company’s common stock. The stock portion of the purchase price resulted in the issuance of 220,396 shares of the Company’s common stock. Hansen provides collateral risk assessment and valuation services for real estate mortgage financing. On March 26, 2004, the Company acquired the remaining 1% interest in Hansen for $.3 million in cash. In the first quarter of 2005, the Company issued an additional 36,838 shares to the prior owners of Hansen valued at $1.6 million in satisfaction of an earn-out provision in the purchase agreement.
Note C — Recapitalization of Fidelity National Information Services, Inc. (“FIS”) and Minority Interest Sale Resulting in a Gain on Issuance of Subsidiary Stock
     The recapitalization of FIS was completed on March 9, 2005 through $2.8 billion in borrowings under new senior credit facilities consisting of an $800 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, the “Term Loan Facilities”) and an undrawn $400 million revolving credit facility (“ the Revolver”). FIS fully drew upon the entire $2.8 billion in Term Loan Facilities while the Revolver remained undrawn at the closing. The current interest rate on both the Term Loan Facilities and the Revolver is LIBOR +1.75%. Bank of America, JP Morgan Chase, Wachovia Bank, Deutsche Bank and Bear Stearns led a consortium of lenders providing the new senior credit facilities.
     The minority equity interest sale was accomplished through FIS selling an approximately 25% minority equity interest in the common stock of FIS to an investment group led by Thomas H. Lee Partners (“THL”) and Texas Pacific Group (“TPG”). FIS issued a total of 50 million shares of the common stock of FIS to the investment group for a total purchase price of $500 million. The minority equity interest sale resulted in a non-operating gain of $318.2 million. This gain was calculated under the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5H (“SAB Topic 5H”) and relates to the issuance of securities of a non-wholly owned subsidiary. The gain represents the difference between the Company’s book value investment in FIS immediately prior to the transaction and its book value investment in FIS immediately following the transaction. No deferred income taxes were recorded in connection with this transaction as the tax basis of the investment was greater than the book basis on the date of the sale. Primarily as a result of this transaction, the minority interest liability on the condensed consolidated balance sheet as September 30, 2005 has increased to $185.2 million from a balance of $18.9 million at December 31, 2004.
Note D — Earnings Per Share
     The Company presents “basic” earnings per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and “diluted” earnings per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except		(In thousands, except
	Per share amounts)		per share amounts)
Net earnings, basic and diluted	$214,403	$193,802	$848,942	$566,096

Weighted average shares outstanding during the period, basic	172,515	173,369	172,686	170,187
Plus: Common stock equivalent shares assumed from conversion of options	5,025	4,607	4,568	5,100

Weighted average shares outstanding during the period, diluted	177,540	177,976	177,254	175,287

Basic earnings per share	$1.24	$1.12	$4.92	$3.33

Diluted earnings per share	$1.21	$1.09	$4.79	$3.23

     Options to purchase 2,301,852 shares and 2,988,274 shares of the Company’s common stock for the three and nine months ended September 30, 2005 and 1,155,827 shares and 595,206 shares for the three and nine months ended September 30, 2004, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.
Note E — Investments
     During the second quarter of 2005, the Company began lending fixed maturity and equity securities to financial institutions in short-term security lending transactions. The Company’s security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At September 30, 2005, the Company had security loans outstanding with a fair value of $168.5 million included in accounts payable and accrued liabilities and the Company held cash in the amount of $174.4 million as collateral for the loaned securities.
     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2005 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government and agencies	$685,633	$(11,574)	$265,779	$(3,432)	$951,412	$(15,006)
States and political subdivisions	651,511	(6,118)	138,420	(3,182)	789,931	(9,300)
Corporate securities	343,868	(4,661)	262,220	(6,126)	606,088	(10,787)
Equity securities	121,442	(18,924)	31	(39)	121,473	(18,963)

Total temporarily impaired securities	$1,802,454	$(41,277)	$666,450	$(12,779)	$2,468,904	$(54,056)

     A substantial portion of the Company’s unrealized losses relate to its holdings of equity securities. The unrealized losses relating to these securities were caused by market changes that the Company considers to be temporary. Unrealized losses relating to U.S. government, state and political subdivision holdings were primarily caused by interest rate increases. Since the decline in fair value of these investments is attributable to changes in interest rates and not credit quality, and the Company has the intent and ability to hold these securities, the Company does not consider these investments other-than-temporarily impaired. During the third quarter of 2005, the Company did record an impairment on two investments that it considered to be other-than-temporarily impaired, which resulted in a charge of $8.2 million. In the third quarter of 2004, the Company recorded a similar charge of $8.0 million.
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
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except		(In thousands, except
	per share amounts)		per share amounts)
Net earnings, as reported	$214,403	$193,802	$848,942	$566,096

Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	4,918	3,530	15,483	9,806
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(5,215)	(3,844)	(16,448)	(11,403)

Pro forma net earnings	$214,106	$193,488	$847,977	$564,499

Earnings per share:
Basic — as reported	$1.24	$1.12	$4.92	$3.33
Basic — pro forma	$1.24	$1.12	$4.91	$3.32
Diluted — as reported	$1.21	$1.09	$4.79	$3.23
Diluted — pro forma	$1.20	$1.09	$4.77	$3.21
Note G — Notes Payable
     Notes payable consist of the following:

	September 30,	December 31,
	2005	2004
Term Loan A Facility, secured, interest payable at LIBOR plus 1.50% (5.23% at September 30, 2005), .25% quarterly principal amortization, due March, 2011	$796,000	$—
Term Loan B Facility, secured, interest payable at LIBOR plus 1.75% (5.48% at September 30, 2005), .25% quarterly principal amortization, due March, 2013	1,765,000	—
Syndicated credit agreement, secured, interest due quarterly at LIBOR plus 1.50%, undrawn, unused portion of $400 million at September 30, 2005	—	—
Syndicated credit agreement, unsecured, interest due quarterly at LIBOR plus 0.925%, undrawn, unused portion of $700 million at September 30, 2005	—	400,000
Syndicated credit agreement, paid in full and terminated on March 9, 2005	—	410,000
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	249,362	249,337
Unsecured notes net of discount, interest payable semi-annually at 5.25%, due March 2013	248,510	248,462
Other promissory notes with various interest rates and maturities	55,131	62,757

	$3,114,003	$1,370,556

     Subsequent to September 30, 2005, on October 17, 2005, the Company entered into a new Credit Agreement, dated as of October 17, 2005, with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto (the “Credit Agreement”). This Credit Agreement replaces the Company’s prior $700.0 million, 5-year revolving credit facility which was due November 4, 2008 and was terminated on October 17, 2005.
     The Credit Agreement provides for a $250 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrowers from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate;” or (ii) a rate per annum equal to the British Bankers Association LIBOR rate plus a margin of between .525%-1.875%, depending on the Company’s then current public debt credit rating from the rating agencies.
     The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and limitations on restricted payments and transactions with affiliates. The Credit Agreement also contains customary financial covenants regarding net worth, fixed charge coverage, total debt to total capitalization and a minimum unencumbered cash balance. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. The Credit Agreement also requires a pledge of subsidiary stock at certain below investment grade credit ratings.
     Also on October 17, 2005, Fidelity National Title Group, Inc. (“FNT”), a subsidiary of the Company, which serves as a holding company for its title insurance operations, entered into a Credit Agreement, dated as of October 17, 2005, with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto (the “FNT Credit Agreement”).
     The FNT Credit Agreement provides for a $400 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the FNT Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate;” or (ii) a rate per annum equal to the British Bankers Association LIBOR rate plus a margin of between .35%-1.25%, all in, depending on FNT’s then current public debt credit rating from the rating agencies. On October 24, 2005, FNT borrowed $150 million under its $400 million credit facility at a rate per annum equal to LIBOR + 0.625% in order to satisfy a $150 million intercompany note issued by one of FNT’s subsidiaries to the Company in August 2005
     The FNT Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, and limitations on restricted payments and transactions with affiliates. The FNT Credit Agreement requires FNT to maintain investment grade debt ratings, certain financial ratios related to liquidity and statutory surplus and certain levels of capitalization. The FNT Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the FNT Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate.
     On March 9, 2005, Fidelity National Information Solutions, Inc. and Fidelity National Tax Service, Inc., (collectively the “borrowers”), both direct subsidiaries of FIS and indirect subsidiaries of the Company, entered into a Credit Agreement, dated as of March 9, 2005, with Bank of America, as Administrative Agent and other financial institutions (the “FIS Credit Agreement”). The Company is not a party nor a guarantor to this agreement.
     The FIS Credit Agreement replaces a $500 million Revolving Credit Agreement, dated as of November 8, 2004, among FIS, as borrower, and Wachovia Bank, National Association, as Administrative Agent and Swing Line Lender, Bank of America, as Syndication Agent and the other financial institutions party thereto (the “Wachovia Credit Agreement”), which was repaid and terminated on March 9, 2005, prior to its scheduled expiration date of November 8, 2007. On the date of its termination, approximately $410.2 million was outstanding under the Wachovia Credit Agreement and no early termination penalties were incurred.
     The FIS Credit Agreement provides for a $800 million six-year term facility (“Term A Loans”), a $2.0 billion eight-year term facility (“Term B Loans”) and a $400 million revolving credit facility maturing on the sixth anniversary of the closing date. The term facilities were fully drawn on the closing date while the revolving credit facility was undrawn on the closing date. FIS has provided an unconditional guarantee of the full and punctual payment of the borrowers’ obligations under the FIS Credit Agreement and related loan documents.
     Fidelity National Information Solutions, Inc. has granted the Administrative Agent a first priority (subject to certain exceptions) security interest in substantially all of its personal property, including shares of stock and other ownership interests.
     Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrowers from time to time until the maturity of the revolving credit facility. The term facilities are subject to quarterly amortization of principal in equal installments of 0.25% of the principal amount with the remaining balance payable at maturity. In addition to the scheduled amortization, and with certain exceptions, the term loans are subject to mandatory prepayment from excess cash flow, issuance of additional equity and debt and certain sales of assets. Voluntary prepayments of both the term loans and revolving loans and commitment reductions of the revolving credit facility under the FIS Credit Agreement are permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving credit borrowings and Term A Loans bear interest at a floating rate, which will be, at the borrowers’ option, either the British Bankers Association LIBOR or a base rate plus, in both cases, an applicable margin, which is subject to adjustment based on the performance of the borrowers. The Term B Loans bear interest at either the British Bankers Association LIBOR plus 1.75% per annum or, at the borrowers’ option, a base rate plus 0.75% per annum.
     On April 11, 2005, the Company, through FIS, entered into interest rate swap agreements which effectively fixed the interest rate at approximately 6.1% through April 2008 on $350 million of the Term B Loans and at approximately 5.9% through April 2007 on an additional $350.0 million of the Term B Loans. The Company designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The estimated fair value of the cash flow hedges are recorded as an asset of the Company of $2.1 million as of September 30, 2005 which is included in the accompanying condensed consolidated balance sheet in prepaid expenses and other assets and as a component of accumulated other comprehensive earnings, net of deferred taxes. The amount included in accumulated other comprehensive earnings will be reclassified into interest expense as a yield adjustment as future interest payments are made on the Term B Loans. The Company’s existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is the policy of the Company to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.
     Principal maturities of notes payable at September 30, 2005, are as follows (dollars in thousands):

2005	$27,971
2006	43,503
2007	39,808
2008	31,621
2009	29,719
Thereafter	2,941,381

$3,114,003

     Note H — Segment Information
          Summarized financial information concerning the Company’s reportable segments is shown in the following table.
For the three months ended September 30, 2005:

		Financial
		Institution	Lender			Corporate
	Title	Software and	Outsourcing	Information	Specialty	and
	Insurance	Services	Solutions	Services	Insurance	Other	Eliminations	Total
Title premiums	$1,404,784	$—	$22,891	$—	$—	$—	$(22,891)	$1,404,784
Other revenues	323,506	393,046	80,594	209,712	95,448	12,937	(36,905)	1,078,338
Intersegment revenue	—	(21,381)	(22,891)	(15,524)	—	—	59,796	—

Revenues from external customers	$1,728,290	$371,665	$80,594	$194,188	$95,448	$12,937	$—	$2,483,122
Interest and investment income, including realized gains and (losses)	34,733	4,863	595	414	2,387	4,413	—	47,405

Total revenues	$1,763,023	$376,528	$81,189	$194,602	$97,835	$17,350	$—	$2,530,527

Depreciation and amortization	23,653	56,415	3,399	10,943	963	246	—	95,619
Interest expense	1,319	112	3	14	145	46,873	—	48,466
Earnings (loss) before income tax and minority interest	274,789	59,958	22,929	62,996	15,409	(61,563)	—	374,518
Income tax expense	104,357	23,427	8,887	24,548	6,007	(23,037)	—	144,189
Minority interest	700	—	—	—	—	15,226	—	15,926
Net earnings (loss)	169,732	36,531	14,042	38,448	9,402	(53,752)	—	214,403
Assets	5,111,864	3,030,083	307,955	592,157	346,784	1,520,936	—	10,909,779
Goodwill	1,053,004	1,313,956	85,667	379,299	44,856	—	—	2,876,782
For the three months ended September 30, 2004:

		Financial
		Institution	Lender			Corporate
	Title	Software and	Outsourcing	Information	Specialty	and
	Insurance	Services	Solutions	Services	Insurance	Other	Eliminations	Total
Title premiums	$1,265,424	$—	$23,485	$—	$—	$—	$(19,887)	$1,269,022
Other revenues	265,192	323,990	79,057	158,621	64,161	14,605	(31,663)	873,963
Intersegment revenue	—	(17,161)	(19,887)	(14,502)	—	—	51,550	—

Revenues from external customers	$1,530,616	$306,829	$82,655	$144,119	$64,161	$14,605	$—	$2,142,985
Interest and investment income, including realized gains and (losses)	12,994	(198)	146	290	945	2,717	—	16,894

Total revenues	$1,543,610	$306,631	$82,801	$144,409	$65,106	$17,322	$—	$2,159,879

Depreciation and amortization	25,154	43,418	2,312	11,498	475	(183)	—	82,674
Interest expense	159	215	6	53	—	10,683		11,116
Earnings (loss) before income tax and minority interest	209,605	45,248	18,884	33,102	8,177	(15,390)	—	299,626
Income tax expense	73,090	16,007	6,413	11,689	2,893	(5,259)	—	104,833
Minority interest	188	311	520	—	—	(28)	—	991
Net earnings (loss)	136,327	28,930	11,951	21,413	5,284	(10,103)	—	193,802
Assets	5,949,366	1,626,800	314,631	740,230	200,085	167,188	—	8,998,300
Goodwill	942,233	1,079,809	86,210	372,586	20,669	7,678	—	2,509,185

For the nine months ended September 30, 2005:

		Financial
		Institution	Lender			Corporate
	Title	Software and	Outsourcing	Information	Specialty	and
	Insurance	Services	Solutions	Services	Insurance	Other	Eliminations	Total
Title premiums	$3,726,585	$—	$60,577	$—	$—	$—	$(60,577)	$3,726,585
Other revenues	864,472	1,212,520	229,565	564,278	248,276	36,645	(94,195)	3,061,561
Intersegment revenue	—	(55,276)	(60,577)	(38,919)	—	—	154,772	—

Revenues from external customers	$4,591,057	$1,157,244	$229,565	$525,359	$248,276	$36,645	$—	$6,788,146
Interest and investment income, including realized gains and (losses)	101,757	6,663	1,482	1,102	5,532	332,374	—	448,910

Total revenues	$4,692,814	$1,163,907	$231,047	$526,461	$253,808	$369,019	$—	$7,237,056

Depreciation and amortization	72,900	173,164	16,884	31,801	2,930	499	—	298,178
Interest expense	1,380	3,187	6	233	168	115,027	—	120,001
Earnings (loss) before income tax and minority interest	664,190	174,371	42,800	161,227	40,418	159,594	—	1,242,600
Income tax expense	254,399	67,133	16,478	62,072	15,561	(61,066)	—	354,577
Minority interest	1,992	3,265	743	246	—	32,835	—	39,081
Net earnings (loss)	407,799	103,973	25,579	98,909	24,857	187,825	—	$848,942
Assets	5,111,864	3,030,083	307,955	592,157	346,784	1,520,936	—	10,909,779
Goodwill	1,053,003	1,313,956	85,667	379,299	44,856	—	—	2,876,781
For the nine months ended September 30, 2004:

		Financial
		Institution	Lender			Corporate
	Title	Software and	Outsourcing	Information	Specialty	and
	Insurance	Services	Solutions	Services	Insurance	Other	Eliminations	Total
Title premiums	$3,602,820	$—	$104,877	$—	$—	$—	$(85,458)	$3,622,239
Other revenues	779,032	892,664	241,360	469,916	171,249	38,103	(82,224)	2,510,100
Intersegment revenue	—	(46,267)	(85,458)	(35,957)	—	—	167,682	—

Revenues from external customers	$4,381,852	$846,397	$260,779	$433,959	$171,249	$38,103	$—	$6,132,339
Interest and investment income, including realized gains and (losses)	57,585	(432)	493	3,137	2,371	5,442	—	68,596

Total revenues	$4,439,437	$845,965	$261,272	$437,096	$173,620	$43,545	$—	$6,200,935

Depreciation and amortization	69,077	120,887	7,412	32,236	2,644	334	—	232,590
Interest expense	827	425	24	169	1	29,047	—	30,493
Earnings (loss) before income tax and minority interest	638,637	126,887	82,624	95,183	22,879	(63,691)	—	902,519
Income tax expense	236,296	46,948	30,571	35,218	8,465	(23,566)	—	333,932
Minority interest	644	311	1,536	—	—	—	—	2,491
Net earnings (loss)	401,697	79,628	50,517	59,965	14,414	(40,125)	—	566,096
Assets	5,949,366	1,626,800	314,631	740,230	200,085	167,188	—	8,998,300
Goodwill	942,233	1,079,809	86,210	372,586	20,669	7,678	—	2,509,185
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
Note I — Dividends and Stock Repurchase Program
     On January 26, 2005, the Company’s Board of Directors declared a cash dividend of $0.25 per share, payable on March 24, 2005, to stockholders of record as of March 10, 2005. On March 9, 2005, the Company’s Board of Directors declared a special cash dividend of $10.00 per share payable on March 28, 2005 to stockholders of record as of March 21, 2005. On April 26, 2005, the Company’s Board of Directors declared a cash dividend of $0.25 per share, payable on June 21, 2005, to stockholders of record as of June 7, 2005. On July 26, 2005, the Company’s Board of Directors declared a cash dividend of $0.25 per share, payable on September 22, 2005, to stockholders of record as of September 8, 2005. On October 25, 2005, the Company’s Board of Directors declared a cash dividend of $0.25 per share, payable on November 16, 2005, to stockholders of record as of November 7, 2005.
     On April 24, 2002, the Company’s Board of Directors approved a three-year stock repurchase program, under which the Company devoted a portion of its annual cash flow from operations to the systematic repurchase of shares of its common stock. On April 6, 2005, the Company acquired 2,250,000 shares at a purchase price of $31.50 per share of Company’s common stock from ALLTEL.
     On April 25, 2005, the Company’s Board of Directors approved another three-year stock repurchase program similar to the 2002 plan which authorizes the repurchase of up to 10 million shares. Under the terms of the repurchase plan, purchases may be made by the Company from time to time in the open market, in block purchases or in privately negotiated transactions.

Note J — Pension and Postretirement Benefits
     The following details the Company’s periodic (income) expense for pension and postretirement benefits:

	For the Three Months Ended September 30,
	2005	2004	2005	2004
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$291	$—	$38	$52
Interest cost	2,295	2,163	296	297
Expected return on assets	(1,959)	(2,113)	—	—
Amortization of prior service cost	—	—	(384)	(676)
Amortization of actuarial loss	2,212	1,751	137	19

Total net periodic (income) expense	$2,839	$1,801	$87	$(308)

	For the Nine Months Ended September 30,
	2005	2004	2005	2004
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$921	$—	$114	$155
Interest cost	6,919	6,488	888	959
Expected return on assets	(5,877)	(5,678)	—	—
Amortization of prior service cost	—	—	(1,152)	(2,028)
Amortization of actuarial loss	6,636	5,253	411	248

Total net periodic (income) expense	$8,599	$6,063	$261	$(666)

     There have been no material changes to the Company’s projected benefit payments under these plans since December 31, 2004.
Note K — Legal Proceedings
In the ordinary course of business, the Company and its subsidiaries are involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages. The Company believes that no actions, other than those listed below, depart from customary litigation incidental to its business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that many of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that many of these matters involve multi-state class actions in which the applicable law for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In general, the dollar amount of damages sought is not specified. In those cases where plaintiffs have made a specific statement with regard to monetary damages, they often specify damages just below a jurisdictional limit regardless of the facts of the case. This represents the maximum they can seek without risking removal from state court to federal court. In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, we may experience.

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decision on its assessment of the ultimate outcome following all appeals.

•	In the opinion of the Company’s management, while some of these matters may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on its overall financial condition.
Several class actions are pending in Ohio, Pennsylvania and Florida alleging improper premiums were charged for title insurance. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. Recently the court’s order denying class certification in one of the Ohio actions was reversed and the case was remanded to the trial court for further proceedings. The Company has petitioned the Supreme Court of Ohio for review. The Company intends to vigorously defend the actions.
     A class action in California alleges that subsidiaries of the Company and FNT violated the Real Estate Settlement Procedures Act (“RESPA”) and state law by giving favorable discounts or rates to builders and developers for escrow fees and requiring purchasers to use Chicago Title Insurance Company for escrow services. The action seeks refunds of the premiums charged and additional damages. The Company intends to vigorously defend this action.
     A shareholder derivative action was filed in Florida on February 11, 2005 alleging that the Company’s directors and certain executive officers breached their fiduciary and other duties, and exposed the Company to potential fines, penalties and suits in the future, by permitting so called contingent commissions to obtain business. The Company and the directors and executive officers named as defendants filed motions to dismiss the action on June 3, 2005. The plaintiff abandoned his original complaint and responded to the motions by filing an amended complaint on July 13, 2005, and the Company, along with the directors and executive officers named as defendants, have responded to the amended complaint. The amended complaint repeats the allegations of the original complaint and adds allegations about “captive reinsurance” programs, which the Company continues to believe were lawful. These “captive reinsurance” programs are the subject of investigations by several state departments of insurance and attorney generals. FNT has agreed to indemnify the Company in connection with this matter under the separation agreement that was entered into in connection with the distribution of FNT common stock (see Note L) and the Company intends to vigorously defend this action.
     None of the cases described above includes a statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial. Two of the Ohio cases state that the damages per class member are less than the jurisdictional limit for removal to federal court.
     The Company and its subsidiaries FIS and Fidelity Information Services (“FI”) are defendants in a civil lawsuit brought by an organization that formerly acted as a sales agent for Alltel Information Services, the predecessor to FI, in China. The suit, which is pending in state court in Monterey County, CA, seeks to recover damages for an alleged breach of the agency contract. The Company intends to defend this case vigorously. The plaintiff in the case has made allegations that the Company violated the Foreign Corrupt Practices Act (FCPA) in connection with its dealings involving a bank customer in China. The Company is cooperating with the Securities and Exchange Commission and the U.S. Department of Justice in connection with their inquiry into these allegations. The Company and its counsel are in the process of investigating these allegations. Based on the results and extent of the investigations completed to date, the Company does not believe that there have been any violations of the FCPA by the Company, or that the ultimate disposition of these allegations or the lawsuit will have a material adverse impact on the Company’s financial position, results of operations or cash flows.
     The Company gets inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies from time to time about various matters relating to its business. Sometimes these take the form of civil investigative subpoenas. The Company attempts to cooperate with all such inquiries. From time to time, the Company is assessed fines for violations of regulations or other matters or enters into settlements with such authorities which require the Company to pay money or take other actions.
     In the fall of 2004, the California Department of Insurance began an investigation into reinsurance practices in the title insurance industry. In February 2005 FNF was issued a subpoena to provide information to the California

Department of Insurance as part of its investigation. This investigation paralleled similar inquiries of the National Association of Insurance Commissioners, which began earlier in 2004. The investigations have focused on arrangements in which title insurers would write title insurance generated by realtors, developers and lenders and cede a portion of the premiums to a reinsurance company affiliate of the entity that generated the business.
     The Company recently negotiated a settlement with the California Department of Insurance with respect to that department’s inquiry into these arrangements, which the Company refers to as captive reinsurance arrangements. Under the terms of the settlement, the Company will refund approximately $7.7 million to those consumers whose California property was subject to a captive reinsurance arrangement and will pay a penalty of $5.6 million. The Company also recently entered into similar settlements with 15 other states, in which the Company agreed to refund a total of approximately $2 million to policyholders. Other state insurance departments and attorneys general and the U.S. Department of Housing and Urban Development (“HUD”) also have made formal or informal inquiries of the Company regarding these matters.
     The Company has been cooperating and intends to continue to cooperate with the other ongoing investigations. The Company has discontinued all captive reinsurance arrangements. The total amount of premiums the Company ceded to reinsurers was approximately $10 million over the existence of these agreements. The remaining investigations are continuing and the Company currently is unable to give any assurance regarding their consequences for the industry or for FNF.
     Additionally, the Company has received inquiries from regulators about its business involvement with title insurance agencies affiliated with builders, realtors and other traditional sources of title insurance business, some of which the Company participated in forming as joint ventures with its subsidiaries. These inquiries have focused on whether the placement of title insurance with the Company through these affiliated agencies is proper or an improper form of referral payment. Like most other title insurers, the Company participates in these affiliated business arrangements in a number of states. The Company recently entered into a settlement with the Florida Department of Financial Services under which it agreed to refund approximately $3 million in premiums received though these types of agencies in Florida and pay a fine of $1 million. The other pending inquiries are at an early stage and as a result the Company can give no assurance as to their likely outcome.
     Since 2004 the Company’s subsidiaries also have received civil subpoenas and other inquiries from the New York State Attorney General, requesting information about their arrangements with agents and customers and other matters relating to, among other things, rates, calculation practices, use of blended rates in multi-state transactions, rebates and referral fees. These inquiries are at an early stage and as a result the Company can give no assurance as to their likely outcome.
     Finally, the California Department of Insurance has recently announced its intent to examine levels of pricing and competition in the title insurance industry in California, with a view to determining whether prices are too high and if so, implementing rate reductions. New York and Colorado insurance regulators have also announced similar inquiries and other states could follow. At this stage, the Company is unable to predict what the outcome will be of this or any similar review.
Note L — Subsequent Events
     Distribution of Fidelity National Title Group, Inc.
     On July 6, 2005, the Company’s wholly owned subsidiary, Fidelity National Title Group, Inc. (“FNT”) filed a Form S-1 registration statement with the SEC. The registration statement described a restructuring that will result in FNT becoming the parent company for the Company’s title insurance businesses. In connection with this restructuring on October 17, 2005, a pro rata distribution of shares representing 17.5% of the outstanding common stock of FNT was made to the Company’s shareholders. This distribution will be taxable to the Company’s shareholders. Following the distribution, FNT will be a majority-owned subsidiary of FNF and will be a separate registrant reporting its results on a stand-alone basis. The Company will continue to consolidate FNT in our results and the Company will begin recording minority interest liabilities and expense relating to the 17.5% minority interest. This restructuring is also a taxable transaction to the Company. The Company will record a tax liability and expense of approximately $100 million in the fourth quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: general economic and business conditions, including interest rate fluctuations and general volatility in the capital markets; changes in the performance of the real estate markets; the impact of competitive products and pricing; success of operating initiatives; adverse publicity; the ability to identify businesses to be acquired; availability of qualified personnel; employee benefits costs; and changes in, or the failure to comply with, government regulations and other risks detailed in our filings with the Securities and Exchange Commission.
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
     On October 17, 2005, a pro rata distribution of shares representing 17.5% of the outstanding common stock of Fidelity National Title Group, Inc. (“FNT”), a holding company for our title insurance operations, was made to our shareholders of record as of October 6, 2005. This distribution is taxable to our shareholders. Following the distribution, FNT is a majority-owned subsidiary of FNF and is a separate registrant reporting its results on a stand-alone basis. We are continuing to consolidate FNT in our results and we began recording minority interest liabilities and expense relating to the 17.5% minority interest in the fourth quarter of 2005. This distribution is also a taxable transaction to FNF. We will record a tax liability and expense of approximately $100 million in the fourth quarter of 2005.
          On September 14, 2005, our majority owned subsidiary, Fidelity National Information Services, Inc. (“FIS”) entered into a merger agreement with Certegy Inc.(“Certegy”) headquartered in St. Petersburg, Florida. Certegy is a leading provider of credit, debit, check risk management and cash access services to over 6,500 financial institutions and 100,000 retailers. Certegy maintains a global presence with operations in the United States, the United Kingdom, Ireland, France, Chile, Brazil, Australia, New Zealand, Thailand, Canada and the Caribbean. Under the terms of the Merger Agreement, FIS and Certegy will be combined in a tax-free, stock-for-stock merger under which each share of FIS common stock will be exchanged for 0.6396 shares of Certegy common stock. After the issuance of Certegy stock to FIS shareholders, current Certegy shareholders will own approximately 32.5% and FIS shareholders will own approximately 67.5% of the combined entity, with FNF directly owning approximately 50.3%. Additionally, Certegy will pay a $3.75 per share special cash dividend to its shareholders prior to the closing of the transaction. Upon closing of this transaction, Certegy will change its name to Fidelity National Information Services, Inc. and will trade on the NYSE under the ticker symbol FIS. We expect this merger to close early in the first quarter of 2006.
Factors Affecting Comparability
     Our Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2005 include the results of operations of InterCept, Kordoba, Sanchez, Aurum and American Pioneer Title Insurance Company, Inc. (“APTIC”), which were acquired on various dates during 2004, as discussed in Note B of Notes to Condensed Consolidated Financial Statements. The acquisitions may affect the comparability of our 2005 and 2004 results of operations, particularly with respect to our financial institution software and services segment in which the operating results of all these acquisitions, with the exception of APTIC which is included in the title segment, are reported.
Results of Operations
Consolidated Results of Operations
     Net Earnings. The following table presents certain financial data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)
Total revenue	$2,530,527	$2,159,879	$7,237,056	$6,200,935

Total expenses	$2,156,009	$1,860,253	$5,994,456	$5,298,416

Net earnings	$214,403	$193,802	$848,942	$566,096

Basic net earnings per share	$1.24	$1.12	$4.92	$3.33

Diluted net earnings per share	$1.21	$1.09	$4.79	$3.23

     Revenue. The following table presents the components of our revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Direct title insurance premiums	$641,542	$524,829	$1,702,397	$1,591,221
Agency title insurance premiums	763,242	744,193	2,024,188	2,031,018
Escrow and other title related fees	323,506	265,192	864,472	779,032
Financial institution software and services	371,665	306,829	1,157,244	846,397
Lender outsourcing solutions (excludes title premiums of $22.9 million, $23.5 million, $60.6 million and $104.9 million in the three month and nine month periods ended September 30, 2005 and 2004, respectively, that are included in title premiums above)	80,594	79,057	229,565	241,360
Information services	194,188	144,119	525,359	433,959
Specialty insurance	95,448	64,161	248,276	171,249
Interest and investment income	38,706	18,919	96,420	49,470
Realized gains and losses, net	8,699	(2,025)	34,281	19,126
Gain on issuance of subsidiary stock	—	—	318,209	—
Other income	12,937	14,605	36,645	38,103

Total revenue	$2,530,527	$2,159,879	$7,237,056	$6,200,935

Orders opened by direct title operations (1)	976,600	873,900	2,843,600	2,854,700
Orders closed by direct title operations (1)	694,000	604,700	1,891,100	2,019,700

(1)	These measures are used by management to judge productivity and are a measure of transaction volume for our title businesses. An order is opened when we receive a customer order and is closed when the related real estate transaction closes, which typically takes 45-60 days from the opening of an order.
Revenues
     Total consolidated revenues for the third quarter of 2005 increased $370.6 million or 17.2% to $2,530.5 million. This increase in consolidated revenue in the third quarter of 2005 was primarily due to the increases of $194.1 million in title related revenues, $64.9 million in the financial institution software and services segment, $50.1 million in the information services segment, $31.3 million in the specialty insurance segment, $19.8 million in interest and investment income and $10.7 million in realized gains and losses. The increase in the operating revenues of the financial institution software and services segment was due both to the inclusion of the results of numerous 2004 acquisitions in this segment in the 2005 quarter which amounted to $81.6 million of the increase offset by a decrease in organic revenue of $16.7 million. Descriptions of the increases in the other segments can be found in the segment results section to follow. Total consolidated revenues for the first nine months of 2005 increased $1,036.1 million to $7,237.1 million. Included in this increase was a net $318.2 million non-operating gain relating to the issuance of subsidiary stock in the sale of a minority interest in FIS (see Note C to our condensed consolidated financial statements included in this report). Excluding the net gain, total revenue increased $717.9 million or 11.6% as compared to the prior year nine-month period.

     Consolidated title insurance premiums for the three and nine-month periods were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2005	%	2004	%	2005	%	2004	%
	(Dollars in thousands)				(Dollars in thousands)
Title premiums from direct operations (1)	$641,542	45.7%	$524,829	41.4%	$1,702,397	45.7%	$1,591,221	43.9%
Title premiums from agency operations (1)	763,242	54.3%	744,193	58.6%	2,024,188	54.3%	2,031,018	56.1%

Total	$1,404,784	100.0%	$1,269,022	100.0%	$3,726,585	100.0%	$3,622,239	100.0%

(1)	Includes premiums reported in the title segment and lender outsourcing solutions segment.
     Title insurance premiums increased 10.7% to $1,404.8 million in the third quarter of 2005 as compared with the third quarter of 2004. The increase was made up of a $116.7 million or 22.2% increase in direct premiums and a $19.0 million or 2.6% increase in premiums from agency operations. The increased level of direct title premiums is the result of an increase in closed order levels during the current year quarter as compared to the prior year period and we also experienced increase in the average fee per file as compared with the prior year. The increase in closed order levels reflects an increased refinance market and a strong stable purchase market. The increase in fee per file is the result of the stronger purchase market in 2005 as compared with the third quarter of 2004, as purchase transactions typically have higher fees as well as the appreciation of home prices over the past year. During the second quarter of 2005, we re-evaluated our method of estimation for accruing agency title revenues and commissions and refined the method which resulted in the Company recording approximately $50 million in additional agency revenue in the second quarter of 2005 than it would have under its prior method. The impact on net earnings of this adjustment was approximately $2 million. The increase in agency premiums as compared to an increase in direct premiums has a much smaller effect on profitability as our margins as a percentage of premiums for agency business are significantly lower than the margins realized from our direct operations due to commissions paid to our agents and other costs related to agency business.
     Trends in escrow and other title related fees are primarily related to title insurance activity generated by our direct operations. Escrow and other title related fees during the third quarters of 2005 and 2004 fluctuated in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts. Escrow and other title related fees were $323.5 million and $265.2 million for the third quarters of 2005 and 2004, respectively and $864.5 million and $779.0 million for the first nine months of 2005 and 2004, respectively.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in the third quarter of 2005 was $38.7 million, compared with $18.9 million in the third quarter of 2004, an increase of $19.8 million, or 104.8%. The increase in interest and investment income in the third quarter and first nine months of 2005 is due primarily to an increase in the short-term investment and fixed income asset base during the current year periods compared to the prior year and the increasing interest rate environment.
     Net realized gains for the third quarter were $8.6 million compared with net realized losses of $2.0 million for the corresponding period of the prior year. The increase was primarily the result of capital gains realized on a number of securities sold during the third quarter of 2005, which were offset by charges of approximately $8.2 million relating to the other than temporary impairment of two investments. The prior year quarter also had other than temporary impairment charges of approximately $8.0 million. Net realized gains for the first nine months of 2005 were $34.3 million as compared to $19.1 million for the same period of the prior year.

     Expenses. The following table presents the components of our expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Personnel costs	$841,051	$700,308	$2,396,243	$2,058,441
Other operating expenses	444,643	403,541	1,288,167	1,161,624
Agent commissions	590,876	580,241	1,558,547	1,584,579
Depreciation and amortization	95,619	82,674	298,178	232,590
Provision for claim losses	135,354	82,373	333,320	230,689
Interest expense	48,466	11,116	120,001	30,493

Total expenses	$2,156,009	$1,860,253	$5,994,456	$5,298,416

     Our operating expenses consist primarily of personnel costs, other operating expenses, agent commissions, depreciation and amortization, provision for claim losses and interest expense. Title insurance premiums, escrow and other title related fees are generally recognized as revenue at the time the underlying transaction closes. As a result, direct title insurance revenue lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short time lag does exist in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.
     Personnel costs include base salaries, commissions, benefits and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $841.1 million and $700.3 million for the third quarters of 2005 and 2004, respectively. Personnel costs as a percentage of total revenue were 33.2% in the third quarter of 2005, and 32.4% for the third quarter of 2004. The increase of $140.7 million in personnel costs principally resulted from increases of $83.7 million in the title segment and $37.8 million in the financial institution software and services segment. Personnel costs as a percentage of total revenue (excluding the $318.2 million gain on issuance of subsidiary stock), were 34.6% for the first nine months of 2005, and 33.2% for the first nine months of 2004.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance and trade and notes receivable allowances. Other operating expenses totaled $444.6 million and $403.5 million for the third quarter of 2005 and 2004, respectively and $1,288.2 million and $1,161.6 million for the first nine months of 2005 and 2004, respectively. The increase in the first nine months of 2005 as compared to 2004 was primarily the result of increases in the title operations and the inclusion of a full nine months of operating expenses in 2005 for acquisitions made in the financial institution software and services segment in 2004.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended September 30,				Nine months ended September 30,
	2005	%	2004	%	2005	%	2004	%
	(Dollars in thousands)				(Dollars in thousands)
Agent premiums	$763,242	100.0%	$744,193	100.0%	$2,024,188	100.0%	$2,031,018	100.0%
Agent commissions	590,876	77.4%	580,241	78.0%	1,558,547	77.0%	1,584,579	78.0%

Net	$172,366	22.6%	$163,952	22.0%	$465,641	23.0%	$466,439	22.0%

     Net margin from agency title insurance premiums in the 2005 periods compared with 2004 increased as a percentage of total agency premiums due to the Company writing a higher percentage of policies in states where we pay lower commission rates.
     Depreciation and amortization was $95.6 million in the third quarter of 2005 as compared to $82.7 million in the third quarter of 2004. The increase in depreciation and amortization of $12.9 million is primarily due to increased amortization of intangible assets and software acquired during 2004 by the financial institution software and services segment. The increase of $65.6 million for the nine month period in 2005 as compared to 2004 is due to the increased amortization and also includes an impairment charge of approximately $9.3 million relating to customer relationship intangible assets in our lender outsourcing solutions segment that was recorded in the second quarter of 2005.
     The provision for claim losses includes an estimate of anticipated title and title related claims, escrow losses and homeowners and home warranty claims relating to our specialty insurance segment. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly. The claim loss provision for title insurance was $103.4 million in the third quarter of 2005 as compared to $69.8 million in the third quarter of 2004. Our claim loss provision as a percentage of total title premiums was 7.4% and 5.6% in the third quarter of 2005 and 2004, respectively. The increase is attributable to higher than expected loss development, especially for individually significant claims, and a return to a more normalized environment with the volume of resale transactions exceeding the refinance transactions. The claim loss provision of our specialty insurance segment was $31.7 million and $12.6 million in the third quarter of 2005 and 2004, respectively with the increase resulting from the increase in volume of business. Total claim loss expense recorded for the first nine months of 2005 and 2004 was $ 333.3 million and $230.7 million, respectively.
     Interest expense was $48.5 million and $11.1 million in the third quarter of 2005 and 2004, respectively. The increase of $37.4 million relates primarily to an increase in average borrowings as compared to the prior year including the $2.8 billion borrowed on March 9, 2005 as part of the FIS recapitalization transaction. Interest expense was $120.0 million and $30.5 million for the first nine months of 2005 and 2004, respectively.
     Income tax expense as a percentage of earnings before income taxes was 38.5% for the third quarter of 2005 and 35.0% for the third quarter of 2004. Income tax expense as a percentage of earnings before income taxes excluding the gain on the issuance of subsidiary stock, for which no taxes were provided, was 38.3% for the first nine months of 2005 and 37.0% for the first nine months of 2004. No income taxes were provided for the gain on the issuance of subsidiary stock as the Company’s tax basis in its investment in FIS exceeded the book basis on the date of the sale. Income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year.
     Minority interest for the third quarter of 2005 was $15.9 million as compared with $1.0 million for the corresponding prior year period. The increase in minority interest expense is attributable to earnings generated following the sale of a 25% interest in FIS and also to the minority interest relating to our Kordoba investment which we acquired in the fourth quarter of 2004. Minority interest for the first nine months of 2005 was $39.1 million as compared with $2.5 million for the corresponding prior year period.
     Net earnings were $214.4 million and $193.8 million for the third quarters of 2005 and 2004, respectively and $848.9 million ($530.7 million excluding the $318.2 million gain on sale of subsidiary stock) and $566.1 million for the first nine months of 2005 and 2004, respectively.
Segment Results of Operations
Title Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$1,763,023	$1,543,610	$4,692,814	$4,439,437

Personnel costs	505,331	421,664	1,393,576	1,247,803
Other operating expenses	240,243	220,905	686,805	633,789
Agent commissions	614,317	597,501	1,619,674	1,654,804
Depreciation and amortization	23,653	25,154	72,900	69,077
Provision for claim losses	103,371	68,622	254,289	194,500
Interest expense	1,319	159	1,380	827

Total expenses	1,488,234	1,334,005	4,028,624	3,800,800

Earnings before income taxes and minority interest	$274,789	$209,605	$664,190	$638,637

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
Expenses
     Personnel costs were $505.3 million and $421.7 million in the third quarters of 2005 and 2004, respectively and generally trend with revenues from our direct operations, but have increased in the current quarter primarily due to a recent trend in salary increases relating to increased competition for top employees and the strong real estate environment. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. We will continue to monitor prevailing market conditions and will adjust personnel costs in accordance with expected activity. Personnel costs were $1,393.6 million and $1,247.8 million in the first nine months of 2005 and 2004, respectively.
     Other operating expenses were $240.2 million and $220.9 million in the third quarters of 2005 and 2004, respectively. Other operating expenses were $686.8 million and $633.8 million in the first nine months of 2005 and 2004, respectively.
     Agent commissions were $614.3 million and $597.5 million in the third quarters of 2005 and 2004, respectively and $1,619.6 million and $1,654.8 million in the first nine months of 2005 and 2004, respectively and as noted in the consolidated results of operations discussion, fluctuate with agent premiums.
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
Specialty Insurance Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$97,835	$65,106	$253,808	$173,620

Personnel costs	10,492	7,965	28,044	22,281
Other operating expenses	39,241	35,912	103,638	90,806
Depreciation and amortization	963	475	2,930	2,644
Provision for claim losses	31,730	12,577	78,778	35,010

Total expenses	82,426	56,929	213,390	150,741

Earnings before income taxes and minority interest	$15,409	$8,177	$40,418	$22,879

Revenues
     Revenues from specialty insurance include revenues from the issuance of flood, home warranty and homeowners insurance policies and were $97.8 million and $65.1 million for the third quarters of 2005 and 2004, respectively. Specialty insurance revenue increased in 2005 as compared with 2004 as a result of organic growth in our homeowners insurance and flood renewal insurance businesses. Revenues for this segment were $253.8 million and $173.6 million for the first nine months of 2005 and 2004, respectively.
Expenses
     Personnel costs were $10.5 million and $8.0 million in the third quarters of 2005 and 2004, respectively. As a percentage of revenues, personnel costs were 10.7% and 12.2% in the third quarters of 2005 and 2004, respectively. The decrease as a percentage of revenues in the 2005 period is primarily the result of organic growth of the business lines, which has not required a proportionate increase in personnel. Personnel costs were $28.0 million and $22.3 million in the first nine months of 2005 and 2004 respectively.

     Other operating expenses in the specialty insurance segment were $39.2 million and $35.9 million in the third quarters of 2005 and 2004, respectively. As a percentage of revenues, other operating expenses were 40.1% and 55.2% in the third quarters of 2005 and 2004, respectively. The decrease as a percentage of revenues in the 2005 period is primarily the result of organic growth of the business lines, which has not required a proportionate increase in these costs. Other operating expenses were $103.6 million and $90.8 million in the first nine months of 2005 and 2004 respectively.
     The provision for claim loss was $31.7 million and $12.6 million in the third quarters of 2005 and 2004, respectively. The increase was primarily the result of increased activity in the homeowners insurance business. The provision for claim loss was $78.8 million and $35.0 million in the first nine months of 2005 and 2004, respectively. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly.
Financial Institution Software and Services Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$397,909	$323,792	$1,219,183	$892,232

Personnel costs	220,836	182,996	671,776	507,911
Other operating expenses	60,588	51,915	196,685	136,122
Depreciation and amortization	56,415	43,418	173,164	120,887
Interest expense	112	215	3,187	425

Total expenses	337,951	278,544	1,044,812	765,345

Earnings before income taxes and minority interest	$59,958	$45,248	$174,371	$126,887

Revenues
     Revenues from financial institution software and services were $397.9 million and $323.8 million in the third quarters of 2005 and 2004, respectively. The $74.1 million increase in revenues in the 2005 third quarter compared with the 2004 period relates primarily to recording revenues from the 2004 acquisitions of Kordoba and InterCept, along with a few smaller acquisitions. The 2004 acquisitions of Kordoba and InterCept and other smaller acquisitions contributed $81.6 million of the increase in the 2005 period as compared with the prior year quarter which was offset by a $17.9 million decrease in results from existing businesses owned during both periods. Included in the 2005 and 2004 third quarters are $21.4 million and $17.2 million, respectively, of intersegment revenues that this segment earns relating to IT software and support services that it provides to the remainder of the Company. Revenues for this segment were $1,219.2 million and $892.2 million for the first nine months of 2005 and 2004, respectively, with the $ 327.0 million increase resulting from the above mentioned 2004 acquisitions.
Expenses
     Personnel costs were $220.8 million and $183.0 million in the third quarters of 2005 and 2004, respectively. The increase in the 2005 quarter as compared to the prior year quarter is consistent with the increase in revenue. As a percentage of revenues, personnel costs were 55.5% and 56.5% in the third quarters of 2005 and 2004, respectively. Personnel costs were $671.8 million and $507.9 million for the first nine months of 2005 and 2004, respectively with the increase also consistent with the increase in revenue for the same periods.
     Other operating expenses were $60.6 million and $51.9 million in the third quarters of 2005 and 2004, respectively. The increase in other operating expenses is also consistent with the increases in revenue in this segment. Other operating expenses were $196.7 million and $136.1 million for the first nine months of 2005 and 2004, respectively.
     Depreciation and amortization costs were $56.4 million and $43.4 million in the third quarters of 2005 and 2004, respectively. The increase of $13.0 million relates primarily to the amortization of intangible assets and computer software acquired in the 2004 acquisitions.

Lender Outsourcing Solutions Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$104,080	$102,688	$291,624	$346,730

Personnel costs	37,344	36,110	106,022	114,162
Other operating expenses	40,405	45,376	125,912	142,508
Depreciation and amortization	3,399	2,312	16,884	7,412
Interest expense	3	6	6	24

Total expenses	81,151	83,804	248,824	264,106

Earnings before income taxes and minority interest	$22,929	$18,884	$42,800	$82,624

Revenues
     Revenues from lender outsourcing solutions relate primarily to revenues from both our loan facilitation services and default management services. Revenues from lender outsourcing solutions were $104.1 million and $102.7 million in the third quarters of 2005 and 2004, respectively. Revenues were fairly flat in both our loan facilitation and default management units when comparing the third quarter of 2005 to the third quarter of 2004. Revenues were $291.6 million and $346.7 million for the first nine months of 2005 and 2004, respectively caused by the reduction in loan facilitation services in the first six months of 2005 as compared with the first six months of 2004.
Expenses
     Personnel costs were $37.3 million and $36.1 million in the third quarters of 2005 and 2004, respectively. As a percentage of revenues, personnel costs were 35.9% and 35.1% in the 2005 and 2004 periods. Personnel costs were $106.0 million and $114.2 million in the first nine months of 2005 and 2004, respectively, which were 36.4% and 32.9% of revenues, respectively. The increase in the 2005 nine-month period as a percentage of revenues is primarily the result of the reduction in revenues from the automated title agency process in 2005 as compared with 2004 as labor costs relating to these revenues are not as closely related to revenue volumes in this line of business.
     Other operating expenses in the lender outsourcing solutions segment consist primarily of professional fees, data processing costs, costs to purchase real estate data and other expenses. Other operating expenses were $40.4 million and $45.4 million in the third quarters of 2005 and 2004, respectively. Other operating expenses were $125.9 million and $142.5 million for the first nine months of 2005 and 2004, respectively.
Information Services Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$210,126	$158,911	$565,380	$473,053

Personnel costs	49,506	40,907	138,349	123,864
Other operating expenses	86,667	73,351	233,770	221,601
Depreciation and amortization	10,943	11,498	31,801	32,236
Interest expense	14	53	233	169

Total expenses	147,130	125,809	404,153	377,870

Earnings before income taxes and minority interest	$62,996	$33,102	$161,227	$95,183

Revenues
     Revenues from information services relate primarily to revenues from our property data and real estate related services. Revenues from information services in the third quarters of 2005 and 2004 were $210.1 million and $158.9 million, respectively, an increase of 32.2%. The increase was primarily attributable to increased revenues in our valuation services, tax monitoring and 1031 transaction services businesses which are experiencing growth in market share in the continued strong real estate environment. Revenues were $565.4 million and $473.1 million for the first nine months of 2005 and 2004, respectively.

Expenses
     Personnel costs were $49.5 million and $40.9 million for the third quarters of 2005 and 2004, respectively. As a percentage of revenues, personnel costs were 23.6% and 25.7% in the 2005 and 2004 periods, respectively. Personnel costs were $138.3 million and $123.9 million in the first nine months of 2005 and 2004, respectively.
     Other operating expenses in the information services segment consist primarily of data processing costs, costs to purchase real estate data and other expenses. Other operating expenses were $86.7 million and $73.4 million for the third quarters of 2005 and 2004, respectively. As a percentage of revenues, other operating expenses were 41.3% and 46.2% in the third quarters of 2005 and 2004, respectively. The decrease as a percentage of revenues is primarily the result of the fact that the businesses that experienced the highest revenue growth do not require a corresponding increase in expenses and thus provide a higher margin. Other operating expenses were $233.8 million and $221.6 million in the first nine months of 2005 and 2004, respectively.
Corporate and Other Segment
     The corporate and other segment is made up of smaller entities that do not fit in our other segment classifications and certain corporate expenses. Revenues from this segment were $17.4 million and $17.3 million for the third quarters of 2005 and 2004, respectively. Operating expenses were $78.9 million and $32.7 million for the third quarters of 2005 and 2004, respectively. The increase in operating expense primarily relates to the increased interest expense of $36.2 million related to the increased borrowings relating to the recapitalization transaction entered into the first quarter of 2005 and increased stock compensation expense as noted in the consolidated results of operations. For the first nine months of 2005 and 2004, revenues were $50.8 million (excluding the $318.2 million gain on sale of subsidiary stock) and $43.5 million. Operating expenses were $209.4 million and $107.2 million in the first nine months of 2005 and 2004, respectively with the increase again relating to increased interest expense and stock based compensation expense.
Liquidity and Capital Resources
     Cash Requirements. Our cash requirements include debt service, operating expenses, taxes, capital expenditures, systems development, treasury stock repurchases, business acquisitions and dividends on our common stock. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities and borrowings through public debt offerings and existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to match cash inflows with cash requirements. We forecast the daily needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are executed within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. As of December 31, 2004, $1,731.3 million of our net assets were restricted from dividend payments without prior approval from the Departments of Insurance. During 2005, our first tier title subsidiaries can pay or make distributions to us of approximately $209.8 million without prior approval. In 2005, we received dividends of $295.0 million from FNT, of which $150.0 million was initially paid in the form of a note which was subsequently repaid with the proceeds of new borrowings at FNT that will increase debt on a consolidated basis and $145.0 million was paid in cash by one of our title insurance subsidiaries. Our underwritten title companies, financial institution software and services companies, lender outsourcing businesses and information services companies collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries. Positive cash flow from these subsidiaries is invested primarily in cash and cash equivalents. Also, the new FIS credit facility (discussed below) limits FIS’s ability to pay us dividends. The agreement limits cumulative distributions greater than $50 million, except for certain defined distributions and the proceeds of future potential equity and debt offerings.

The threshold of $50 million may increase based on changes in FIS’s leverage ratio or achievement of certain cash flow targets. Following the merger with Certegy, this aspect of the agreement will be amended, as described below.
     Prior to the distribution, on September 30, 2005, FNT issued two $250 million intercompany notes payable to us, with terms that mirror our existing $250 million 7.30% public debentures due in August 2011 and $250 million 5.25% public debentures due in March 2013. Interest on each mirror note accrues from the last date on which interest on our corresponding notes was paid and at the same rate. The mirror notes mature on the maturity dates of our corresponding notes. Upon any acceleration of maturity of our notes, whether upon redemption or an event of default of our notes, FNT must repay the corresponding mirror note. Following issuance of these intercompany notes, through the filing of a Registration Statement on Form S-4, pursuant to which FNT proposes to make an exchange offer in which FNT would offer to exchange our outstanding notes for notes FNT would issue having substantially the same terms and reduce the debt under the intercompany notes.
     Financing. Subsequent to September 30, 2005, on October 17, 2005, we entered into a new Credit Agreement, dated as of October 17, 2005, with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto . This credit agreement replaces our prior $700.0 million, 5-year revolving credit facility which was due November 4, 2008 which was terminated on October 17, 2005.
     The Credit Agreement provides for a $250 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the Borrowers from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate;” or (ii) a rate per annum equal to the British Bankers Association LIBOR rate plus a margin of between .625%-2.25%, depending on the Company’s then current public debt credit rating from the rating agencies.
     The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and limitations on restricted payments and transactions with affiliates. The Credit Agreement also contains customary financial covenants regarding net worth, fixed charge coverage, total debt to total capitalization and a minimum unencumbered cash balance. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. The Credit Agreement also requires a pledge of subsidiary stock at certain below investment grade credit ratings.
     Also on October 17, 2005, FNT entered into a Credit Agreement, dated as of October 17, 2005, with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto (the “FNT Credit Agreement”).
     The FNT Credit Agreement provides for a $400 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the FNT Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate;” or (ii) a rate per annum equal to the British Bankers Association LIBOR rate plus a margin of between .35%-1.25%, all in, depending on FNT’s then current public debt credit rating from the rating agencies. On October 24, 2005, FNT borrowed $150 million under its $400 million credit facility at a rate per annum equal to LIBOR + 0.625% in order to satisfy a $150 million intercompany note issued by on of FNT’s subsidiaries to the Company in August 2005.
     The FNT Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, and limitations on restricted payments and transactions with affiliates. The FNT Credit Agreement requires FNT to maintain investment grade debt ratings, certain financial ratios related to liquidity and statutory surplus and certain levels of capitalization. The FNT Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate.
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
     On November 5, 2003 we entered into a new credit agreement providing for a $700.0 million, 5-year revolving credit facility due November 4, 2008. The credit agreement bears interest at a variable rate based on the debt ratings assigned to us by certain independent agencies, and is unsecured. In addition, we pay a 0.23% facility fee on the entire facility. As of September 30, 2005, the entire $700.0 million was available to us. On March 9, 2005, we used a portion of the proceeds received from the FIS note to pay this line down completely although we did not terminate this facility. Our credit agreement imposes certain affirmative and negative covenants on us relating to current debt ratings, certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions and restricted payments, and certain dividend restrictions. As of September 30, 2005, we were in compliance with all of our debt covenants. In conjunction with the new credit agreement entered into on October 17, 2005, we terminated this agreement.
     Following the recapitalization, FIS is highly leveraged. As of September 30, 2005, it is paying interest on the term loan facilities at a rate of one month LIBOR plus 1.50% to 1.75% (5.23 — 5.48%). At that rate, the annual interest on the remaining $1,861.0 million of debt not swapped into a fixed rate obligation as described below would be $96.3 million. A one percent increase in the LIBOR rate would increase its annual debt service on this portion of the Term Loan Facilities by $18.9 million. The credit rating assigned to the Term Loan Facilities and Revolver by Standard & Poor’s is currently BB.

     On April 11, 2005, the Company, through FIS, entered into interest rate swap agreements which have effectively fixed the interest rate at approximately 6.1% through April 2008 on $350 million of the Term Loan B Facility and at approximately 5.9% through April 2007 on an additional $350.0 million of the Term Loan B Facility. The estimated fair value of the cash flow hedges results in an asset of the Company of $2.1 million, as of September 30, 2005 which is included in the accompanying condensed consolidated balance sheet in prepaid expenses and other assets and as a component of accumulated other comprehensive earnings, net of deferred taxes.
     As described above, FIS has agreed to merge with Certegy in a transaction in which Certegy will be the surviving company. We will own 50.3% of the common stock of Certegy upon completion of the merger. Certegy currently pays quarterly dividends to its shareholders of $0.05 per share and it is expected to continue to do so following the merger. Upon completion of the merger, Certegy will become a co-borrower under FIS’s senior credit facilities. Following the merger, these facilities will be amended to limit the amount of dividends the combined company can pay on its common stock to $60 million per year, plus certain other amounts, except that dividends on the common stock many not be paid if any event of default under the facilities shall have occurred or be continuing or would result from such payment.
     During the second quarter of 2005, we began lending fixed maturity and equity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At September 30, 2005, we had security loans outstanding with a fair value of $168.5 million included in accounts payable and accrued liabilities and we held cash in the amount of $174.4 million as collateral for the loaned securities.
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
     Contractual Obligations. Other than the borrowings and debt repayments related to the recapitalization of FIS and under the new FNT credit facility, which obligations are described above, there have been no other material changes to our contractual obligations as presented in our 2004 Form 10-K. See Note G to our Condensed Consolidated Financial Statements included in this report for a table showing our principal repayment obligations as of September 30, 2005 on our outstanding debt.
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
     Off-Balance Sheet Arrangements. Other than facility and equipment leasing arrangements, we do not engage in off-balance sheet financing activities. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that will be part of our corporate campus and headquarters. The lease expires on September 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of September 30, 2005, approximately $30.3 million had been drawn on the facility to finance land costs and related fees and expenses. The leases include guarantees by us of up to 86.5% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in other operating expenses in the Consolidated Statements of Earnings after the end of the construction period.
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
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of September 30, 2005 related to these arrangements.
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Our fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Following the recapitalization, FIS is highly leveraged. As of September 30, 2005, it is paying interest on the term loan facilities at a rate of one month LIBOR plus 1.75%, or 4.96%. At that rate, the annual interest on the remaining $1,861.0 million of debt not swapped into a fixed rate as noted below would be $96.3 million. A one percent increase in the LIBOR rate would increase its annual debt service on the Term Loan Facilities by $18.9 million. The credit rating assigned to the Term Loan Facilities and Revolver by Standard & Poor’s is currently BB.
     On April 11, 2005, the Company, through FIS, entered into interest rate swap agreements which have effectively fixed the interest rate at approximately 6.1% through April 2008 on $350 million of the Term Loan B Facility and at approximately 5.9% through April 2007 on an additional $350.0 million of the Term Loan B Facility. The estimated fair value of the cash flow hedges results in an asset to the Company of $2.1 million as of September 30, 2005 which is included in the accompanying condensed consolidated balance sheet in accounts payable and accrued liabilities and as a component of accumulated other comprehensive earnings, net of deferred taxes.
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
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages. The Company believes that no actions, other than those listed below, depart from customary litigation incidental to its business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that many of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that many of these matters involve multi-state class actions in which the applicable law for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In general, the dollar amount of damages sought is not specified. In those cases where plaintiffs have made a specific statement with regard to monetary damages, they often specify damages just below a jurisdictional limit regardless of the facts of the case. This represents the maximum they can seek without risking removal from state court to federal court. In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, we may experience.

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decision on its assessment of the ultimate outcome following all appeals.

•	In the opinion of the Company’s management, while some of these matters may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on its overall financial condition.

     Several class actions are pending in Ohio, Pennsylvania and Florida alleging improper premiums were charged for title insurance. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. Recently the court’s order denying class certification in one of the Ohio actions was reversed and the case was remanded to the trial court for further proceedings. The Company has petitioned the Supreme Court of Ohio for review. The Company intends to vigorously defend the actions.
     A class action in California alleges that the Company violated the Real Estate Settlement Procedures Act (“RESPA”) and state law by giving favorable discounts or rates to builders and developers for escrow fees and requiring purchasers to use Chicago Title Insurance Company for escrow services. The action seeks refunds of the premiums charged and additional damages. The Company intends to vigorously defend this action.
     A shareholder derivative action was filed in Florida on February 11, 2005 alleging that the Company’s directors and certain executive officers breached their fiduciary and other duties, and exposed the Company to potential fines, penalties and suits in the future, by permitting so called contingent commissions to obtain business. The Company and the directors and executive officers named as defendants filed Motions to Dismiss the action on June 3, 2005. The plaintiff abandoned his original complaint and responded to the motions by filing an amended Complaint on July 13, 2005, and the Company, along with the directors and executive officers named as defendants, have responded to the amended complaint. The amended complaint repeats the allegations of the original complaint and adds allegations about “captive reinsurance” programs, which the Company continues to believe were lawful. These “captive reinsurance” programs are the subject of investigations by several state departments of insurance and attorney generals. FNT has agreed to indemnify the Company in connection with this matter under the separation agreement that was entered into in connection with the distribution of FNT common stock. The Company intends to vigorously defend this action.
     None of the cases described above includes a statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial. Two of the Ohio cases state that the damages per class member are less than the jurisdictional limit for removal to federal court.
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
     We get inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies from time to time about various matters relating to our business. Sometimes these take the form of civil investigative subpoenas. We attempt to cooperate with all such inquiries. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities which require us to pay money or take other actions.
     In the fall of 2004, the California Department of Insurance began an investigation into reinsurance practices in the title insurance industry. In February 2005 FNF was issued a subpoena to provide information to the California Department of Insurance as part of its investigation. This investigation paralleled similar inquiries of the National Association of Insurance Commissioners, which began earlier in 2004. The investigations have focused on arrangements in which title insurers would write title insurance generated by realtors, developers and lenders and cede a portion of the premiums to a reinsurance company affiliate of the entity that generated the business.
     We recently negotiated a settlement with the California Department of Insurance with respect to that department’s inquiry into these arrangements, which we refer to as captive reinsurance arrangements. Under the terms of the settlement, we will refund approximately $7.7 million to those consumers whose California property was subject to a captive reinsurance arrangement and we will pay a penalty of $5.6 million. We also recently entered into similar settlements with 15 other states, in which we agreed to refund a total of approximately $2 million to policyholders. Other state insurance departments and attorneys general and the U.S. Department of Housing and Urban Development (“HUD”) also have made formal or informal inquiries of us regarding these matters.
     We have been cooperating and intend to continue to cooperate with the other ongoing investigations. We have discontinued all captive reinsurance arrangements. The total amount of premiums we ceded to reinsurers was approximately $10 million over the existence of these agreements. The remaining investigations are continuing and we are currently unable to give any assurance regarding their consequences for the industry or for us.
     Additionally, we have received inquiries from regulators about our business involvement with title insurance agencies affiliated with builders, realtors and other traditional sources of title insurance business, some of which we have participated in forming as joint ventures with our company. These inquiries have focused on whether the placement of title insurance with us through these affiliated agencies is proper or an improper form of referral payment. Like most other title insurers, we participate in these affiliated business arrangements in a number of states. We recently entered into a settlement with the Florida Department of Financial Services under which we agreed to refund approximately $3 million in premiums received though these types of agencies in Florida and pay a fine of $1 million. The other pending inquiries are at an early stage and as a result we can give no assurance as to their likely outcome.
     Since 2004 our subsidiaries have received civil subpoenas and other inquiries from the New York State Attorney General, requesting information about our arrangements with agents and customers and other matters relating to, among other things, rates, calculation practices, use of blended rates in multi-state transactions, rebates and referral fees. These inquiries are at an early stage and as a result we can give no assurance as to their likely outcome
     Finally, the California Department of Insurance has recently announced its intent to examine levels of pricing and competition in the title insurance industry in California, with a view to determining whether prices are too high and if so, implementing rate reductions. New York and Colorado insurance regulators have also announced similar inquiries and other states could follow. At this stage, the Company is unable to predict what the outcome will be of this or any similar review.
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

Alan L. Stinson
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 9, 2005

Exhibit No	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.