Form 10-K
period 2005-12-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2006-03-16
CIK 809398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Fiscal Year Ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.).
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant as of June 30, 2005 was $5,886,829,670.
      As of March 1, 2006, there were 182,220,577 shares of Common Stock outstanding.
      The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2005, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FORM 10-K

i

PART I

Item 1.	Business
      We are a holding company that is a provider of outsourced products and services to a variety of industries. During 2005, we completed certain strategic initiatives, including contributing our title operations to a newly formed subsidiary, Fidelity National Title Group, Inc. (“FNT”) (NYSE:FNT) which in turn became a majority-owned, publicly traded company; selling a minority interest in our subsidiary Fidelity National Information Services Inc. (FIS); and agreeing to merge FIS with a separate publicly traded company, Certegy Inc. (“Certegy”). Certegy is now known as Fidelity National Information Services, Inc. (“FIS”) (NYSE:FIS). Through FNT, we are the United States’ largest title insurance company, with approximately 30.5% national market share. Through FIS, we provide industry leading data processing, payment and risk management services to financial institutions and retailers. Through our other wholly-owned subsidiaries, we are a leading provider of specialty insurance products, including flood insurance, homeowners insurance and home warranty insurance. Since February 1, 2006 when we closed our acquisition of a 40% interest in Sedgwick CMS (“Sedgwick”), we are now a provider of outsourced insurance claims management services to large corporate and public sector entities.
      We have four reporting segments:

•	Fidelity National Title Group, Inc. This segment consists of the operations of our majority owned subsidiary, FNT. FNT’s title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issued approximately 30.5% of all title insurance policies issued nationally during 2004. FNT provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Fidelity National Information Services, Inc. This segment consists of the operations of our majority owned subsidiary, FIS. FIS provides transaction processing services, consisting principally of technology solutions for banks and other financial institutions, credit and debit card services and check risk management and related services for retailers and others. FIS also provides lender processing services, consisting principally of technology solutions for mortgage lenders, selected mortgage origination services such as title agency and closing services, default management and mortgage information services. FIS’s credit and debit card services and check risk management services were added through our merger with Certegy. This merger closed in February 2006 and as a result these businesses are not included in the historical financial information in this report.

•	Specialty Insurance. The specialty insurance segment, consisting of our various non-title insurance subsidiaries, issues flood, home warranty, homeowners, automobile and certain niche personal lines insurance policies.

•	Corporate and Other. The corporate and other segment consists of the operations of the parent holding company and certain other unallocated corporate overhead expenses.
Strategy

Fidelity National Title Group, Inc.
      Our strategy in the title insurance business is to maximize operating profits by increasing our market share and managing operating expenses throughout the real estate business cycle. To accomplish our goals, we intend to:

•	Continue to operate each of our five title brands independently. We believe that in order to maintain and strengthen our title insurance customer base, we must leave the Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title brands intact and operate these brands independently. In most of our largest markets, we operate two, and in a few cases, three brands. This approach allows us to continue to attract customers who identify with one brand over another and allows us to utilize a broader base of local agents and local operations than we would have with a single consolidated brand.

•	Consistently deliver superior customer service. We believe customer service and consistent product delivery are the most important factors in attracting and retaining customers. Our ability to provide superior customer service and provide consistent product delivery requires continued focus on providing high quality service and products at competitive prices. Our goal is to continue to improve the experience of our customers in all aspects of our business.

•	Manage our operations successfully through business cycles. We operate in a cyclical business and our ability to diversify our revenue base within our core title insurance business and manage the duration of our investments may allow us to better operate in this cyclical business. Maintaining a broad geographic revenue base, utilizing both direct and independent agency operations and pursuing both residential and commercial title insurance business help diversify our title insurance revenues. Maintaining shorter durations on our investment portfolio allows us to increase our investment revenue in a rising interest rate environment, which may offset some of the decline in premiums and service revenues we would expect in such an environment. For a more detailed discussion of our investment strategies, see “— Investment Policies and Investment Portfolio.”

•	Continue to improve our products and technology. As a national provider of real estate transaction products and services, we participate in an industry that is subject to significant change, frequent new product and service introductions and evolving industry standards. We believe that our future success will depend in part on our ability to anticipate industry changes and offer products and services that meet evolving industry standards. In connection with our service offerings, we are currently upgrading our operating system to improve the process of ordering title services and improve the delivery of our products to our customers.

•	Maintain values supporting our strategy. We believe that continuing to focus on and support our long-established corporate culture will reinforce and support our business strategy. Our goal is to foster and support a corporate culture where our agents and employees seek to operate independently and profitably at the local level while forming close customer relationships by meeting customer needs and improving customer service. Utilizing a relatively flat managerial structure and providing our employees with a sense of individual ownership supports this goal.

•	Effectively manage costs based on economic factors. We believe that our focus on our operating margins is essential to our continued success in the title insurance business. Regardless of the business cycle in which we may be operating, we seek to continue to evaluate and manage our cost structure and make appropriate adjustments where economic conditions dictate. This continual focus on our cost structure helps us to better maintain our operating margins.

Fidelity National Information Services, Inc.
      Our strategy to achieve continued growth in these businesses includes:

•	Expand our technology leadership. We intend to continue to build on the reputation, reliability and functionality of our software applications. To accomplish this, our strategies are to maintain high-quality functionality for our software applications, in part through developing software applications that feature enhanced capabilities such as straight-through processing and real-time processing; to provide superior application and technology migration support; and to ensure that our software applications are able to integrate with existing and new add-on products used by our customers. Because of our scale, we are uniquely positioned to efficiently accomplish these objectives by spreading the capital and resource commitment required to maintain and improve our applications over a larger revenue base as compared to the revenue base of our competitors with less market share.

•	Expand our position as a leader in the payments industry. We believe that the increased use of credit, debit, and other electronic payment cards around the globe will continue to present the card processing industry with meaningful growth opportunities. We also believe that continued demand for check risk management services due to increased check fraud at the point-of-sale and retailers’ growing reliance on third parties for assistance in accurately identifying good check writers to reduce bad check losses will continue to present us with growth opportunities. In light of the market opportunities, our strategic objective is to strengthen our position as a provider of card payment processing and check risk management services. Within the card processing market, these strategies include utilizing our competitive strengths in the U.S. to further increase our share of revenue in the U.S. credit and debit card markets, through new customer signings and from sales of additional existing and new products and services, including e-banking services and card loyalty programs. Growth outside the U.S. is expected to be generated by growth within the existing customer base, and further penetration into existing and emerging markets. Within the check services market, these strategies include utilizing our competitive strengths to increase our market share in the check risk management markets, both in the U.S. and internationally, continuing our development and utilization of increasingly sophisticated risk modeling tools to differentiate our capabilities from the competition, expanding further into existing markets and diversifying into new markets such as cash access, gaming, grocery, and government by leveraging our risk decision capabilities.

•	Take advantage of our cross-selling opportunities. With the merger with Certegy, we believe that we have opportunities to expand the market shares of both our historically owned businesses and those of Certegy. We coordinate our sales efforts through a part of our organization called the Office of the Enterprise to take advantage of information we obtain about the needs of our financial institution customers in order to cross-sell our products and services. We are taking advantage of the significant customer relationships of our multifaceted businesses to cross-sell our other products and services.

•	Expand our leadership position in information products and services. We are one of the leading providers of information products and services to the real estate industry. We believe that our technological capabilities and market leadership have provided us with a competitive advantage in terms of our product offerings and our ability to meet the needs of our customers. We intend to maintain and expand this market position, allowing us to continue to strengthen our relationships with our existing customers and expand our customer base. We also intend to continue integrating our property data and real estate-related information products and services into our other businesses.

•	Broaden our product portfolio and market opportunities through acquisitions. While we will continue to invest in developing and enhancing our existing business solutions, within this segment we also intend to continue to acquire technologies and products that will allow us to further broaden our product offerings and continue to enhance the functionality of our business solutions. We may also consider acquisitions that would expand our existing customer base for a product or service, or acquiring businesses that have a product or customer base in markets in which we do not currently compete, particularly if these acquisitions would allow us to obtain revenue growth through leveraging our existing capabilities or scale. We will continue to utilize our ability to integrate newly acquired businesses and we will continue to be disciplined and strategic in making acquisitions.

•	Grow our international business. We believe that we are well-positioned to leverage our financial institution software and services into international markets. With the international customers and presence we obtained through our 2004 acquisitions of Sanchez and Kordoba (see “Acquisitions”), we believe we are approaching a size and market presence in several international markets that will allow us to effectively compete in what we believe will be a growing market for our core processing products and services. With the merger with Certegy, we have expanded our international presence in the payment processing industry. Through Certegy’s international business, we will continue to focus our efforts on marketing to leading card issuing prospects, developing flexible processing services tailored to the diverse credit cultures in Europe, South America, and Asia-Pacific, and utilizing our competitive advantages. We believe these advantages include our strength in providing full service processing services and our proprietary card processing systems. Our proprietary systems are scalable and portable, and have been customized to process in country-specific environments in over 25 countries around the world. We believe this customization enables us to enter new geographic markets quickly and inexpensively, and helps position us to be a preferred vendor for outsourced card processing as this concept expands outside the U.S.

Specialty Insurance
      Our strategy in the specialty insurance business is to provide an efficient and effective delivery mechanism for property insurance policies placed directly and through independent agents. We are positioned to be a low expense provider, while continuing to strictly adhere to pricing and underwriting disciplines to maintain our underwriting profitability.

•	We offer cover under the U.S. National Flood Insurance Program (“NFIP”) through two of our property and casualty companies. Fidelity Property and Casualty Insurance Company provides flood insurance in all 50 states. Fidelity National Insurance Company provides flood insurance in 30 states and is seeking to expand into additional states. We are the largest provider of NFIP flood insurance in the U.S. through our independent agent network. Our delivery and service is consistently graded the highest in the industry. Our success has been recognized by the National Flood Insurance Program, which has given us its Administrator’s Club Award and the Administrator’s Quill Award for our outstanding growth.

•	We provide an efficient methodology for obtaining insurance on newly acquired homes, whether new construction or upon resale. We have an easy to use fully integrated website, which our agents use as a completely paperless and fully automated quoting and policy delivery system. This system is in use for all of our property products, including flood insurance.

•	Our underwriting practice is conservative. Catastrophe exposure is closely managed on a real time basis. We also buy reinsurance to assist in maintaining our profitability and growing our surplus.
Recent Developments

Distribution of Fidelity National Title Group, Inc.
      On October 17, 2005, a pro rata distribution of shares representing 17.5% of the outstanding common stock of FNT, the newly-established parent company for our title insurance subsidiaries, was made to our shareholders. This distribution was taxable to our shareholders. Following the distribution, FNT is now our majority-owned subsidiary and is a separate public registrant reporting its results on a stand-alone basis. We continue to consolidate FNT in our results and have begun to record minority interest liabilities and expenses relating to the 17.5% minority interest. This restructuring was also a taxable transaction to us. We recorded a tax liability and expense of approximately $100 million in the fourth quarter of 2005.

Recapitalization of FIS, Minority Interest Sale and Merger with Certegy Inc.
      The recapitalization of FIS was completed on March 9, 2005 through $2.8 billion in borrowings under new senior credit facilities consisting of an $800 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, the “Term Loan Facilities”) and an undrawn $400 million revolving credit facility (the “Revolver”). FIS fully drew upon the entire $2.8 billion in Term Loan Facilities while the Revolver remained undrawn at the closing. Bank of America, JP Morgan Chase, Wachovia Bank, Deutsche Bank and Bear Stearns led a consortium of lenders providing the new senior credit facilities.
      The minority equity interest sale was accomplished through FIS selling an approximately 25% minority equity interest in the common stock of FIS to an investment group led by Thomas H. Lee Partners (“THL”) and Texas Pacific Group (“TPG”) on March 9, 2005. FIS issued a total of 50 million shares of the common stock of FIS to the investment group for a total purchase price of $500 million, before certain expenses paid by FIS. The minority equity interest sale resulted in a non-operating gain of $318.2 million. This gain was calculated under the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5H (“SAB Topic 5H”) and relates to the issuance of securities of a non-wholly owned subsidiary. The gain represents the difference between the Company’s book value investment in FIS immediately prior to the transaction and its book value investment in FIS immediately following the transaction. No deferred income taxes were recorded in connection with this transaction as the tax basis of the investment was greater than the book basis on the date of the sale.
      On February 1, 2006, FIS completed its merger with Certegy, previously headquartered in St. Petersburg, Florida. Certegy is a leading provider of credit, debit, check risk management and cash access services to over 6,500 financial institutions and 100,000 retailers. Certegy maintains a global presence with operations in the United States, the United Kingdom, Ireland, France, Chile, Brazil, Australia, New Zealand, Thailand, Canada and the Caribbean. Under the terms of the merger agreement, FIS and Certegy were combined in a tax-free, stock-for-stock merger under which each share of FIS common stock was exchanged for 0.6396 shares of Certegy common stock. After the issuance of Certegy stock to FIS shareholders, former Certegy shareholders owned approximately 32.6% and FIS shareholders owned approximately 67.4% of the combined entity, with FNF directly owning approximately 50.7%. Additionally, Certegy paid a $3.75 per share special cash dividend to its shareholders prior to the closing of the merger. At closing of the merger, Certegy changed its name to Fidelity National Information Services, Inc. and trades on the NYSE under the ticker symbol FIS.

Special Dividend
      On March 9, 2005, we also announced that our Board of Directors formally declared a $10 per share special cash dividend that was paid on March 28, 2005 to stockholders of record as of March 21, 2005.

Acquisition of Sedgwick CMS
      On January 31, 2006, we, along with our equity partners, THL and Evercore Capital Partners, completed an acquisition of Sedgwick CMS, a leading provider of outsourced insurance claims management services to large corporate and public sector entities headquartered in Memphis, Tennessee. Subsequent to the closing, we now hold a 40% interest in Sedgwick.

Acquisitions
      Strategic acquisitions have been an important part of our growth strategy. We made a number of acquisitions over the past two years to strengthen and expand our service offerings and customer base in our various businesses. Our acquisitions were either made by our subsidiaries or by FNF directly and then contributed to the respective subsidiaries.

Service Link, L.P.
      On August 1, 2005, FNT acquired Service Link, L.P. (“Service Link”), a national provider of centralized mortgage and residential real estate title and closing services to major financial institutions and institutional lenders. The acquisition price was approximately $110.2 million in cash.

ClearPar
      On December 13, 2004, FIS acquired ClearParSM, LLC (“ClearPar”), a provider of a web-based commercial loan settlement system servicing the primary syndication and secondary loan trading markets. The acquisition price was $33.1 million in cash.

InterCept, Inc.
      On November 8, 2004, FIS acquired all of the outstanding stock of InterCept, Inc. (“InterCept”) for $18.90 per share. The total purchase price was $419.4 million and was paid by $407.3 million of cash with the remaining purchase price relating to the issuance of Company options for vested InterCept options. InterCept provides both outsourced and in-house, fully integrated core banking solutions for approximately 425 community banks, including loan and deposit processing and general ledger and financial accounting operations. InterCept also operates significant item processing and check imaging operations, providing imaging for customer statements, clearing and settlement, reconciliation and automated exception processing in both outsourced and in-house relationships for approximately 720 customers.

Kordoba
      On September 30, 2004, FIS acquired a 74.9% interest in KORDOBA Gesellschaft fur Bankensoftware mbH & Co. KG, Munich (“Kordoba”), a provider of core processing software and outsourcing solutions to the German banking market, from Siemens Business Services GmbH & Co. OHG. The acquisition price was $123.6 million in cash. On September 30, 2005, FIS acquired the remaining 25.1% interest of Kordoba that it did not already own for $39.7 million in cash.

Covansys Corporation
      On September 15, 2004, FIS acquired 11 million shares of common stock and four million warrants to purchase common stock of Covansys Corporation (NASDAQ:CVNS) (“Covansys”), a U.S.-based provider of application management and offshore outsourcing services with India-based operations for $121.0 million in cash. We own approximately 29% of the common stock of Covansys. We also entered into a 5-year master services agreement with Covansys under which we are required to purchase a minimum of $150.0 million in services through June 2009.

Geotrac, Inc.
      On July 2, 2004, FIS acquired 100% of Geotrac, Inc. (“Geotrac”), a flood zone monitoring services provider, for $40.0 million in cash.

Sanchez Computer Associates, Inc.
      On April 14, 2004, FIS acquired Sanchez Computer Associates, Inc. (“Sanchez”) for $183.7 million, composed of approximately $88.1 million in cash and the issuance of 2,267,290 shares of our common stock. Sanchez develops and markets scalable and integrated software and services that provide banking, customer integration, outsourcing and wealth management solutions to financial institutions in several countries. Sanchez’ primary product offering is Sanchez Profile TM, a real-time, multi-currency, strategic core banking deposit and loan processing system that can be utilized on both an outsourced and in-house basis.

Bankware
      On April 7, 2004, FIS acquired Bankware, a provider of check imaging solutions for financial institutions for $55.7 million in cash.

American Pioneer Title Insurance Company
      On March 22, 2004, FNT acquired American Pioneer Title Insurance Company (“APTIC”) for $115.2 million in cash. APTIC is a title insurance underwriter licensed in 45 states with significant agency operations and computerized title plant assets in the state of Florida. APTIC operates under FNT’s Ticor Title brand.

Aurum Technology, Inc.
      On March 11, 2004, FIS acquired Aurum Technology, Inc. (“Aurum”) for $306.4 million, composed of $185.0 million in cash and the issuance of 3,144,390 shares of our common stock. Aurum is a provider of outsourced and in-house information technology solutions for the community bank and credit union markets.

Hansen Quality Loan Services, LLC
      On February 27, 2004, FIS acquired an additional 44% interest in Hansen Quality Loan Services, LLC (“Hansen”) that we did not already own for $33.7 million, consisting of $25.2 million in cash and $8.5 million of our common stock. The stock portion of the purchase price resulted in the issuance of 220,396 shares of our common stock. Hansen provides collateral risk assessment and valuation services for real estate mortgage financing. On March 26, 2004, we acquired the remaining 1% interest in Hansen for $0.3 million in cash.
      As the foregoing discussion illustrates, a significant portion of our historical growth has resulted from acquisitions. With assistance from our advisors, on an ongoing basis we actively evaluate possible strategic transactions, such as acquisitions and dispositions of business units and operating assets and business combination transactions, as well as possible alternative means of financing the growth and operations of our business units. Further, our management has stated that we will seek to operate as a true holding company with flexibility to make acquisitions in lines of business that are not directly tied to or synergistic with our core operating segments. There can be no assurance, however, that any suitable opportunities will arise or that any particular transaction will be effected.
Title Insurance
      Market for title insurance. The title insurance market in the United States is large and has grown in the last 10 years. According to Demotech Inc. (“Demotech”), total operating income for the entire U.S. title insurance industry grew from $4.8 billion in 1995 to $15.5 billion in 2004. Growth in the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross national product, inflation, interest rates and sales of and prices for new and existing homes, as well as the refinancing of previously issued mortgages.
      Most real estate transactions consummated in the U.S. require the use of title insurance by a lending institution before a transaction can be completed. Generally, revenues from title insurance policies are directly correlated with the value of the property underlying the title policy, and appreciation in the overall value of the real estate market helps drive growth in total industry revenues. Industry revenues are also driven by changes in interest rates, which affect demand for new mortgage loans and refinancing transactions.
      The U.S. title insurance industry is concentrated among a handful of industry participants. According to Demotech the top five title insurance companies accounted for 90.2% of net premiums collected in 2004. Over 40 independent title insurance companies accounted for the remaining 9.8% of net premiums collected in 2004. Over the years, the title insurance industry has been consolidating, beginning with the merger of Lawyers Title Insurance and Commonwealth Land Title Insurance in 1998 to create LandAmerica Financial Group, Inc., followed by FNF’s acquisition of Chicago Title in March 2000. Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.
      Title Insurance Policies. Generally, real estate buyers and mortgage lenders purchase title insurance to insure good and marketable title to real estate and priority of lien. A brief generalized description of the process of issuing a title insurance policy is as follows:

•	The customer, typically a real estate salesperson or broker, escrow agent, attorney or lender, places an order for a title policy.

•	Company personnel note the specifics of the title policy order and place a request with the title company or its agents for a preliminary report or commitment.

•	After the relevant historical data on the property is compiled, the title officer prepares a preliminary report that documents the current status of title to the property, any exclusions, exceptions and/or limitations that the title company might include in the policy, and specific issues that need to be addressed and resolved by the parties to the transaction before the title policy will be issued.

•	The preliminary report is circulated to all the parties for satisfaction of any specific issues.

•	After the specific issues identified in the preliminary report are satisfied, an escrow agent closes the transaction in accordance with the instructions of the parties and the title company’s conditions.

•	Once the transaction is closed and all monies have been released, the title company issues a title insurance policy.

      In a real estate transaction financed with a mortgage, virtually all real property mortgage lenders require their borrowers to obtain a title insurance policy at the time a mortgage loan is made. This lender’s policy insures the lender against any defect affecting the priority of the mortgage in an amount equal to the outstanding balance of the related mortgage loan. An owner’s policy is typically also issued, insuring the buyer against defects in title in an amount equal to the purchase price. In a refinancing transaction, only a lender’s policy is generally purchased because ownership of the property has not changed. In the case of an all-cash real estate purchase, no lender’s policy is issued but typically an owner’s title policy is issued.
      Title insurance premiums paid in connection with a title insurance policy are based on (and typically a percentage of) either the amount of the mortgage loan or the purchase price of the property insured. Title insurance premiums are due in full at the closing of the real estate transaction. The lender’s policy generally terminates upon the refinancing or resale of the property.
      The amount of the insured risk or “face amount” of insurance under a title insurance policy is generally equal to either the amount of the loan secured by the property or the purchase price of the property (subject to adjustment if the policy includes inflation adjustment provisions). The title insurer is also responsible for the cost of defending the insured title against covered claims. The insurer’s actual exposure at any given time, however, generally is less than the total face amount of policies outstanding because the coverage of a lender’s policy is reduced and eventually terminated as a result of payment of the mortgage loan. Because of these factors, the total liability of a title underwriter on outstanding policies cannot be precisely determined.
      Title insurance companies typically issue title insurance policies directly through branch offices or through title agencies which are subsidiaries of the title insurance company, and indirectly through independent third party agencies unaffiliated with the title insurance company. Where the policy is issued through a branch or wholly-owned subsidiary agency operation, the title company typically performs or directs the search, and the premiums collected are retained by the title company. Where the policy is issued through an independent agent, the agent generally performs the search (in some areas searches are performed by approved attorneys), examines the title, collects the premium and retains a majority of the premium. The remainder of the premium is remitted to the title company as compensation, part of which is for bearing the risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies from region to region and is sometimes regulated by the states. The title company is obligated to pay title claims in accordance with the terms of its policies, regardless of whether the title company issues policies through its direct operations or through independent agents.
      Prior to issuing policies, title insurers and their agents attempt to reduce the risk of future claim losses by accurately performing searches and examinations. A title company’s predominant expense relates to such searches and examinations, the preparation of preliminary title reports, policies or commitments and the maintenance of title “plants,” which are indexed compilations of public records, maps and other relevant historical documents. Claim losses generally result from errors made in the title search and examination process and from hidden defects such as fraud, forgery, incapacity, or missing heirs of the property.
      Residential real estate business results from the construction, sale, resale and refinancing of residential properties, while commercial real estate business results from similar activities with respect to properties with a business or commercial use. Commercial real estate title insurance policies insure title to commercial real property, and generally involve higher coverage amounts and yield higher premiums. Residential real estate transaction volume is primarily affected by macroeconomic and seasonal factors while commercial real estate transaction volume is affected primarily by fluctuations in local supply and demand conditions for commercial space.
      Direct and Agency Operations. We provide title insurance services through our direct operations and through independent title insurance agents who issue title policies on behalf of our title insurance companies. Our title insurance companies determine the terms and conditions upon which they will insure title to the real property according to their underwriting standards, policies and procedures.

      Direct Operations. In our direct operations, the title insurer issues the title insurance policy and retains the entire premium paid in connection with the transaction. Our direct operations provide the following benefits:

•	higher margins because we retain the entire premium from each transaction instead of paying a commission to an independent agent;

•	continuity of service levels to a broad range of customers; and

•	additional sources of income through escrow and closing services.
      We have approximately 1,500 offices throughout the U.S. primarily providing residential real estate title insurance. Our commercial real estate title insurance business is operated almost exclusively through our direct operations. We maintain direct operations for our commercial title insurance business in all the major real estate markets including New York, Los Angeles, Chicago, Atlanta, Dallas, Philadelphia, Phoenix, Seattle and Houston.
      Agency Operations. In our agency operations, the search and examination function is performed by an independent agent or the agent may purchase the search and examination from us. In either case, the agent is responsible to ensure that the search and examination is completed. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon their relationship with the underwriter, the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region. Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also sets forth the agent’s liability to us for policy losses attributable to the agent’s errors. An agency agreement is usually terminable without cause upon 30 days’ notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent’s experience, financial condition and loss history. For each agent with whom we enter into an agency agreement we maintain financial and loss experience records. We also conduct periodic audits of our agents.
      Fees and Premiums. One method of analyzing our business is to examine the level of premiums generated by direct and agency operations. The following table presents the percentages of our title insurance premiums generated by direct and agency operations (including premiums earned by FNT, FIS and other):

	Year Ended December 31,

	2005		2004		2003

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Direct	$2,261,499	45.7%	$2,128,902	44.9%	$2,400,870	50.7%
Agency	2,683,545	54.3%	2,610,426	55.1%	2,337,381	49.3

Total title insurance premiums	$4,945,044	100.0%	$4,739,328	100.0%	$4,738,251	100.0%

      The premium for title insurance is due in full when the real estate transaction is closed. We recognize title insurance premium revenues from direct operations upon the closing of the transaction, whereas premium revenues from agency operations include an accrual based on estimates of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent, and is based on estimates utilizing historical information.
      Geographic Operations. Our direct operations are divided into approximately 244 profit centers consisting of more than 1,500 direct offices. Each profit center processes title insurance transactions within its geographical area, which is usually identified by a county, a group of counties forming a region, or a state, depending on the management structure in that part of the country. We also transact title insurance business through a network of over 10,000 agents, primarily in those areas in which agents are the more prevalent title insurance provider.
      The following table sets forth the approximate dollar and percentage volumes of our title insurance premium revenue by state.

	Year Ended December 31,

	2005		2004		2003

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
California	$1,035,076	20.9%	$1,056,672	22.3%	$1,184,722	25.0%
Florida	698,802	14.1	490,823	10.4	324,468	6.8
Texas	476,432	9.6	514,417	10.9	527,583	11.1
New York	401,356	8.1	407,481	8.6	392,680	8.3
Arizona	206,229	4.2	164,225	3.5	175,229	3.7
All others	2,127,149	43.1	2,105,710	44.3	2,133,569	45.1

Totals	$4,945,044	100.0%	$4,739,328	100.0%	$4,738,251	100.0%

      Escrow and Other Title Related Fees. In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow and other title-related services, including closing services. The escrow and other services provided by us include all of those typically required in connection with residential and commercial real estate purchase and refinance activities. Escrow and other title-related fees represented approximately 11.9% and 12.5% of our revenues for 2005 and 2004, respectively. Escrow and other title-related fees are primarily generated by our direct title operations, and increases or decreases in the amount of revenue we receive from these services are closely related to increases or decreases in revenues from our direct title operations.
      Reinsurance and Coinsurance. In a limited number of situations we limit our maximum loss exposure by reinsuring certain risks with other title insurers under agent fidelity, excess of loss and case-by-case reinsurance agreements. We also earn a small amount of additional income, which is reflected in our direct premiums, by assuming reinsurance for certain risks of other title insurers. Reinsurance agreements provide generally that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations.
      We also use coinsurance in our commercial title business to provide coverage in amounts greater than we would be willing or able to provide individually. In coinsurance transactions, each individual underwriting company issues a separate policy and assumes a portion of the overall total risk. As a coinsurer we are only liable for the portion of the risk we assumed.
Fidelity National Information Services, Inc.
      The customers that we cite by name in the following discussion were selected as to provide a representative cross-section of our customers based on size, geographic location, type of institution and the services that they use.

Transaction Processing Services (“TPS”)
      Our Enterprise Banking and Retail Solutions division focuses on serving the processing needs of large financial institutions in North America, automotive financing companies, and commercial lenders. It also provides check risk management and related processing products and services to businesses accepting or cashing checks at the point-of-sale, and provides comprehensive cash access services in the gaming industry. Primary service offerings include:

•	Core Processing Applications for Financial Institutions. Our core processing software applications are designed to run critical banking processes for our financial institution customers. These critical banking processes include deposit and lending systems, customer systems, and most other core banking systems that a bank must utilize to manage the products it provides to its customers.

•	Retail Delivery Applications for Financial Institutions. Our retail delivery applications facilitate direct interactions between a bank and its customers through applications that allow for the delivery of services to these customers. Our retail delivery applications include TouchPoint, an application suite that supports call centers, branch and teller environments, and retail and commercial Internet channels.

•	Integration Applications for Financial Institutions. Our integration applications access data across both our internal and third-party core processing systems and transport information to our customers’ retail delivery channels. Our integration applications provide transaction routing and settlement. These applications facilitate tightly integrated systems and efficient software delivery that reduces technology costs for our customers.

•	Check Risk Management Services for Retailers. Our check risk management products utilize our proprietary risk management services and data sources to manage check acceptance risk for retailers at the point-of-sale. Our services, which can be tailored to meet the specific needs of our customers, include check guarantee, check verification and check collection services.

•	Cash Access Services to Casinos. We are a leading provider of comprehensive cash access services in the gaming industry. Our comprehensive product suite, which includes credit card cash advance services, ATM cash disbursements, and check cashing services, can be fully integrated into our customers’ cage operations or operated by us on an outsourced basis.

•	Syndicated Loan Applications. Our syndicated loan applications are designed to support wholesale and commercial banking requirements necessary for all aspects of syndicated commercial loan origination and management.

•	Automotive Finance Applications. Our primary applications include an application suite that assists automotive finance institutions in evaluating loan applications and credit risk, and allow automotive finance institutions to manage their loan and lease portfolios.
      Over 45,000 customers use our Enterprise Banking and Retail Solutions applications and services, including banks, auto finance companies and retailers. The processing needs of our customers vary significantly across the size and type of entities we serve. These entities include:

•	Large Financial Institutions. We define the large financial institution market as banks and other financial institutions in North America with assets in excess of $5 billion. Of the 100 largest U.S. banks as of December 31, 2005, our customers included 15 banks that use our real-time, integrated loan and deposit applications, 41 banks that use our deposit-related core processing applications, 36 banks that use our lending-related core processing applications and 32 banks that use our various retail delivery applications. Our customers in this market include JP Morgan Chase, Bank of America, ING/ Direct, Charles Schwab Bank, and Citizens Bank of Rhode Island. Our solutions and services sold to banks in the large bank market accounted for approximately $447 million of revenues in 2005.

•	Automotive Finance Institutions. Our automotive finance processing services include integrated loan and lease servicing solutions for the global automotive finance industry. As of December 2005, over 18 million automotive loans and leases in North America and Europe were processed on our automotive finance applications. We also offer origination, e-contract hosting, dealer wholesale finance, and other ancillary services, providing an end-to-end automotive finance solution. Three of the top five captive automotive finance companies in the U.S., as ranked at the end of 2005, utilize our applications and services.

•	Commercial Lenders. We also provide business solutions that allow clients to automate and manage their entire commercial lending and loan trading businesses. Our customers include more than 91 financial institutions, including 9 of the top 10 and 27 of the top 50 as ranked by capital as of December 31, 2005. Our customers include Bank of America, JP Morgan Chase, Barclays Capital, Bank of Scotland, and Rabobank.

•	Retailers. A significant portion of our revenues from check risk management services is generated from large national retail chains including Sears, Best Buy, Marmaxx and Albertson’s. Other customers of our check risk management products and services include regional merchants such as hotels, automotive dealers, telecommunication companies, supermarkets, casinos, gaming establishments, mail order houses and other businesses.
      We have developed several models of providing our customers with applications and services. We typically deliver the highest value to our customers when we combine our software applications and deliver them in one of several types of outsourcing arrangements, described below, which allow us to combine our services and best practices and leverage our expertise. We are also able to deliver individual applications through a software licensing arrangement. The examples below represent the typical delivery models that we utilize in providing our applications:

•	Software Licensing. In this traditional license and maintenance model, our customers purchase a license and maintenance contract for our software. We may also provide these customers with professional support services on either a time and materials or fixed-price basis to assist them with the implementation of, or conversion to, the licensed software, or with other IT projects.

•	Application Management. In this service deployment model, we provide applications that are run by the customer at its processing facility, with a dedicated staff of our application programmers and business analysts assisting the customer in managing day-to-day technology-related activities. Our support staff may be located on-site at the customer’s facility, off-site at one of our facilities, or at a combination of both sites. In many cases, our staff supports the customer’s third-party applications, as well as our own software applications.

•	Application Service Provider or ASP. In this service model, we use one of our off-site technology facilities to provide the users of ASP services with computing and application management facilities and support. Our support personnel are generally located off-site in one of our technology facilities, which communicate through online data transmission connections with remote devices on-site at the customer’s location. The ASP customer generally uses a suite of our applications and services in its business. Our customers may arrange to use our facilities infrastructure in a shared capacity with other customers, or they may contract with us to have dedicated computing capacity available solely for the operation of their applications, sometimes referred to as remote outsourcing.

•	Facilities Management Processing or FM. In the FM service model, we provide our customers with a computing and application management function similar to that provided under ASP services. However, in the case of FM services, our personnel are located on-site at the location of the customer and act as the customer’s on-site IT staff in connection with FM services, generally also supporting the customer’s third-party software applications. When we enter into one of these arrangements, we generally hire the customer’s IT staff, which we supplement with our own employees.
      We also have developed an additional service referred to as managed operations, in which we use our off-site technology and processing infrastructure to offer computing facilities to customers, without providing any of our software applications. Unlike our other service customers, our managed operations customers often include customers that are not financial institutions. We are able to profitably leverage our computing capacity and technical expertise to compete in this type of outsourcing business.

Integrated Financial Solutions
      The primary focus of our Integrated Financial Solutions business is fulfilling the processing needs of independent community banks, credit unions, and savings banks. Processing solutions include core processing, branch automation, back office support systems, compliance, credit and debit card issuing, image item processing, print and mail, ATM/ EFT, retail internet banking, commercial cash management, web design, web hosting, voice response, and bill payment services. Over 8,000 commercial banks, savings institutions and credit unions utilize one or more of these solutions.
      Customers of our core processing applications and services in this segment of the U.S. banking market, which consist primarily of community banks, credit unions, and savings banks, typically seek a fully integrated and broad suite of applications. As a result, our core processing applications sold to this market have various add-on modules or applications that integrate into our core processing applications, providing a broad processing solution. Over 1,200 institutions utilize one of our core processing solutions. Examples of our customers in this sector include Hudson City Savings Bank, Sterling Bank, and VyStar Credit Union.
      Over 6,000 institutions utilize our card issuer services which enable banks, credit unions, and others to issue VISA and MasterCard credit and debit cards, private label cards, and other electronic payment cards for use by both consumer and business accounts. The majority of our card issuer programs are full service, including most of the operations and support necessary for an issuer to operate a credit and debit card program. More specifically, we process the card transactions on the cards issued by our customers, including electronically authorizing the transactions, capturing the transaction data and settling the transactions as well as providing full service back-office support functions for their programs. These support functions include embossing and mailing our customers’ credit and debit cards to their cardholders; customer service on behalf of the card issuers to their customers; card portfolio management and analysis; invoicing cardholders; receiving and processing cardholder payments; and delinquent account management services. We do not make credit decisions for our card issuer customers, nor do we fund their card receivables.
      We provide our card issuer services primarily through our longstanding contractual alliances with two associations representing independent community banks and credit unions in the U.S., the Independent Community Bankers of America, or the “ICBA,” and Card Services for Credit Unions, or CSCU. These organizations offer our products and services to their respective members with our company as the provider. Our alliances with the ICBA and CSCU provide us with an efficient and effective means of marketing our products and services to individual credit unions and community banks.
      Our item processing and imaging services are utilized by more than 1,100 institutions. The services provide our customers with a wide range of outsourcing services relating to the imaging and processing of checks, statements, remittances, and other transaction records, which are performed at one of our 52 processing centers located throughout the U.S. or on-site at a customer location.
      We provide a full range of eBanking capabilities, including electronic funds transfer, or EFT, processing solutions, ranging from automated teller machine, or ATM, and debit card services to card production and distribution to stored-value gift cards and payroll cards. Our eBanking services are utilized by more than 850 financial institutions and allow them to offer Internet banking and bill payment services to consumers and businesses.

International
      We offer core banking applications, card services, and check risk management solutions to financial institutions, card issuers, and retailers in approximately 60 countries outside the United States. Our international operation leverages existing domestic applications and provides services for the specific business needs of our customers in targeted international markets. Our service offering includes a comprehensive range of full-service outsourced solutions, including core banking applications and transaction processing and call center services. We also provide application management, facilities management processing, consulting services, and software licensing and maintenance. Our international customers include CitiBank, ING Group, Krung Thai Bank, China Construction Bank, National Australia Bank, and a number of other mid-tier and regional based financial institutions, card issuers, and retailers.

Lender Processing Services (“LPS”)

Our Lender Processing Services Operating Segment
      Our Lender Processing Services segment provides a comprehensive range of products and services related to the mortgage life cycle. Over 50% of all residential mortgages in the United States are processed on our servicing platforms. We also offer a wide range of mortgage life cycle products and services, including mortgage origination, mortgage information and default management services to lenders and other real estate professionals. These additional products and services can be interfaced with our internal lender and servicing platforms as well as external lender and servicing platforms.

Mortgage Processing Services
      We sell the most widely used mortgage loan servicing system in the U.S. The primary applications and services of this business include:

•	MSP. Our Mortgage Servicing Platform, or MSP, is an application that automates all areas of loan servicing, including loan setup and ongoing processing, customer service, accounting and reporting to the secondary mortgage market, and federal regulatory reporting. MSP processes a wide range of loan products, including fixed-rate mortgages, adjustable-rate mortgages, construction loans, equity lines of credit, and daily simple interest loans.

•	Empower! Empower! is a mortgage loan origination software system used by banks, savings & loans, mortgage bankers, and sub-prime lenders. This application fully automates every phase of making loans, providing seamless credit bureau access and interfacing with automated underwriting systems used by Freddie Mac and Fannie Mae, as well as with vendors providing servicing, flood certifications, appraisals, and title insurance.
      Our mortgage loan processing customers include 20 of the top 25 loan servicers in the U.S. as of December 31, 2005, 6 of the top 10 loan subservicers and 9 of the top 20 sub-prime loan servicers in the U.S. Our mortgage loan processing customers include Bank of America, Wells Fargo, National City Mortgage, and U.S. Bank Home Mortgage. Our customer relationships are typically long-term relationships that generally provide relatively consistent annual revenues based on the number of mortgages processed on our applications. Our mortgage loan servicing platforms, including MSP, are used to process over 50% of all residential mortgages by dollar volume in the U.S. as of December 31, 2005, representing balances exceeding $4.0 trillion.
      While our mortgage servicing applications can be purchased on a stand-alone, licensed basis, the substantial majority of our MSP customers by both number of customers and loan volume choose to use us as their processing partner and engage FIS to perform all data processing functions in our technology center located in Jacksonville, Florida. Customers determine whether to process their loan portfolio data under an ASP arrangement in which multiple clients share the same computing and personnel resources or to have their own dedicated resources within our facility.

Mortgage Origination Services
      Mortgage origination services include customized outsourced business process and information solutions that enable our customers to outsource their title and closing requirements in accordance with pre-selected criteria, regardless of the geographic location of the borrower or property. As a result, our customers are able to utilize our outsourcing services in a manner that we believe provides a greater level of consistency in service, pricing and quality than if these customers were to contract separately for similar services.

      The primary service offerings are as follows:

•	Title Agency Services. Our centralized financial institution title agency services include arranging for the issuance of a title insurance policy by a title insurer, by conducting title searches and preparing an abstract of title, reviewing the status of title in a title commitment, resolving any title exceptions, verifying the payment of existing loans secured by a subject property, and verifying the amount of prorated expenses. We perform these services on a national basis, both in the traditional manner and through our centralized production facilities that incorporate automated processes, which can help expedite the delivery of services. Additionally, we typically prepare checks, deeds, and affidavits and record appropriate documents in connection with the closing. In 2004 and 2005, all title insurance policies issued as a result of our agency services were issued by title insurance companies owned by FNF. As a result, all revenues from this activity are recorded as title premiums in our consolidated financial statements. Going forward, we will continue to act as an agent for these title insurers.

•	Closing Services. Our closing management services are currently available nationwide. We maintain a network of independent closing agents who are trained to close loans in accordance with the lender’s instructions. Our closing management services cover a variety of types of closings, including purchases and refinancings, and provide a variety of types of services.

•	Homebuilders’ Services. We offer mortgage loan fulfillment and processing services to U.S. homebuilders. We enter into partnership and management arrangements with homebuilders to establish and manage captive mortgage finance businesses that originate, underwrite, process, and place first mortgages with unaffiliated wholesale lenders that make loans on newly constructed homes.
      In addition, the title and closing services described above can be combined and customized with many of our offerings of our mortgage information services business to meet the specific requirements of our customers.
      The customers of our title agency and closing services are financial institutions involved in the first mortgage, refinance, home equity, and sub-prime lending markets. Customers of our title agency and closing services delivered under traditional outsourcing arrangements are typically large, national institutions, and include Wells Fargo, Washington Mutual, and Bank of America. Our automated title process and ancillary services are targeted at the top 50 U.S. mortgage lenders, although we believe that the benefits provided by our automated services may be attractive to other national lenders, as well as regional lenders with significant lending operations. Customers of our homebuilders’ services are U.S. homebuilders, including Beazer Homes, Trend Homes, and Cambridge Homes.

Mortgage Information Services
      Our Mortgage Information Services are used by mortgage lenders, investors, and real estate professionals to complete residential real estate transactions throughout the U.S. We offer a comprehensive suite of services spanning the entire home purchase and ownership life cycle, from purchase through closing, refinancing, and resale. A significant number of our customers use a combination of our mortgage origination, mortgage information and default management services.

•	Flood Zone Certifications. We offer flood zone certifications through a proprietary automated system that accesses and interprets Federal Emergency Management Agency, or FEMA, flood maps and certifies whether a property is in a federally designated flood zone. Additionally, we offer lenders a life-of-loan flood zone determination service that monitors previously issued certificates for any changes, such as FEMA flood map revisions, for as long as that loan is outstanding.

•	Real Estate Tax Services. We offer lenders a monitoring service that will notify them of any change in tax status during the life of a loan. We also provide complete outsourcing of tax escrow services, including the establishment of a tax escrow account that is integrated with the lender’s mortgage servicing system and the processing of tax payments to taxing authorities.

•	Credit Reporting. We provide credit information reports and related services to meet the needs of the mortgage industry and help commercial banks, mortgage companies, and consumer lenders make loan decisions. Our services include providing a merged credit report that contains credit history data on individual or joint credit applicants acquired from the combined databases of three credit bureaus (Experian, Trans Union and Equifax) for national coverage. We consolidate and organize information from these credit bureaus and deliver a concise report to our customers.

•	Valuation and Appraisal Services. We have developed a broad suite of valuation applications, which include automated valuation models, traditional appraisals, broker price opinions, collateral scores, and appraisal reviews utilized by participants in the secondary mortgage markets. We have developed innovative new hybrid valuation offerings such as collateral valuation insurance, which combine a traditional valuation with an insurance policy issued by an unaffiliated third party that guarantees the accuracy of a valuation within certain parameters. We also have developed processes and technologies that allow our lender customers to outsource their valuation management functions. When our customers outsource these functions to us, we use various technologies to allow our lenders to automatically select a valuation service from our suite of offerings that delivers the best service/cost solution for each individual situation.

•	1031 Exchange Intermediary Services. We act as a qualified exchange intermediary for those customers who seek to engage in qualified exchanges under Section 1031 of the Internal Revenue Code, which allows capital gains tax deferral on the sale of certain real estate investment assets. Through our nationwide network of regional offices, we provide our customers with direct access to a full-time staff of exchange professionals, one-third of whom are attorneys specializing in tax deferred exchange solutions.

•	Multiple Listing Services. We provide services that are used to operate multiple listing services in the U.S. serving over 300,000 real estate brokers and agents. We have acquired and developed reliable data base management tools and provide central hosting of MLS systems in our data centers for local MLS organizations, enabling realtors to search for available homes using a potential buyer’s criteria.
      Customers of our mortgage information services include loan servicers, banks, and consumers, as well as other participants in the real estate, lending, and title insurance industries. Our customers include ABN Amro, U.S. Bancorp, Bank of America, Freddie Mac, New Century Mortgage, and Washington Mutual.

Default Management Services
      Our Default Management Services enable mortgage lenders and loan servicers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process. Additionally, we work with customers to identify specific parameters regarding the type and quality of services they require and provide a single point of contact for these services. As a result, our customers are able to use our outsourcing services in a manner that we believe provide a greater level of consistency in services, pricing, and quality than if these customers were to contract separately for similar services. For example, we offer default management services as part of a package with MSP, which may lead to additional cost savings for our customers. We use our own resources and networks that we have established with independent contractors to provide these default management outsourcing solutions.
      Based in part on the range and quality of our product offering and our focus on customer service, the demand for our services has grown significantly. We are now one of the largest default management outsourced service providers in the U.S. We offer a full spectrum of outsourcing services designed to assist lenders throughout the foreclosure process, as described in more detail below:

•	At the onset of a loan default, our services are designed to assess and preserve the value of the property securing the loan. This includes both inspection and property preservation and maintenance services provided through national networks of contractors and inspectors.

•	As the foreclosure process continues, we provide comprehensive posting and publication of foreclosure and auction notices and conduct mandatory title searches, in each case as necessary to meet state statutory requirements for foreclosure. We provide document preparation and recording services, including mortgage assignment and release preparation, and due diligence and research services. We also provide various other title services in connection with the foreclosure process.

•	After a property has been foreclosed, we provide property preservation field services that aid our customers in managing their real estate owned, or REO, properties. We also offer a variety of title services relating to the lender’s ownership and eventual sale of REO properties, as well as nationwide advisory and management services to facilitate a lender’s REO sales.

      We primarily provide our default management services to national mortgage lenders and loan servicers, many of which previously performed this function in-house. We currently provide default management services to 22 of the top 25 residential mortgage servicers, 13 of the top 25 sub-prime servicers, and 24 of the top 25 subservicers. Washington Mutual and Bank of America are two of our largest customers.
Specialty Insurance
      We issue various insurance policies and contracts, which include the following:

•	Home warranty. We issue one-year, renewable contracts that protect homeowners against defects in household systems and appliances.

•	Flood insurance. We issue new and renewal flood insurance policies in conjunction with the NFIP.

•	Personal lines insurance. We offer and underwrite homeowners insurance in 48 states. Automobile insurance is currently underwritten in 23 states expanding to the balance of the U.S. in 2006. In addition, we underwrite personal umbrella, inland marine (boat and recreational watercraft), and other personal lines niche products in selected markets.
Sales and Marketing
      Our sales and marketing efforts are primarily organized around our lines of business.
Fidelity National Title Group, Inc.
      We market and distribute our title and escrow products and services to customers in the residential and commercial market sectors of the real estate industry through customer solicitation by sales personnel. Although in many instances the individual homeowner is the beneficiary of a title insurance policy, we do not focus our marketing efforts on the homeowner. We actively encourage our sales personnel to develop new business relationships with persons in the real estate community, such as real estate sales agents and brokers, financial institutions, independent escrow companies and title agents, real estate developers, mortgage brokers and attorneys who order title insurance policies for their clients. While our smaller, local clients remain important, large customers, such as national residential mortgage lenders, real estate investment trusts and developers have become an increasingly important part of our business. The buying criteria of locally based clients differ from those of large, geographically diverse customers in that the former tend to emphasize personal relationships and ease of transaction execution, while the latter generally place more emphasis on consistent product delivery across diverse geographical regions and ability of service providers to meet their information systems requirements for electronic product delivery.
Fidelity National Information Services, Inc.
      Our sales and marketing efforts are primarily organized around our lines of business, and by customer market segment and distribution channel. In our Transaction Processing Services businesses, we have a sales force that markets our core processing services to our large national bank customers. A separate sales group focuses on community based institutions. We also market other products and services of our Transaction Processing Services segment through indirect sales channels, such as ICBA and CSCU, independent sales organizations, marketing alliances, and financial institutions.

      In our Lender Processing Services businesses we utilize four distinct sales teams. The first sales team is dedicated to the sale and marketing of MSP and related services of the Mortgage Processing Services business to large national banks, credit unions, and thrifts, as well as to mortgage companies and specialized servicing companies. Our mortgage origination, default management, and mortgage information services businesses each have a dedicated sales and marketing team responsible for its respective products and services. Of the two teams assigned to the mortgage origination and information services, one targets the largest 125 U.S. lenders while the other targets mid-tier lenders not among the largest 125.
      A significant portion of our potential customers in each of our business lines is targeted via direct and/or indirect field sales, as well as inbound and outbound telemarketing efforts. Marketing activities include direct marketing, print advertising, media relations, public relations, tradeshow and convention activities, seminars, and other targeted activities. As many of our customers use a single service, or a combination of services, our direct sales force also targets existing customers to promote cross-selling opportunities. Our strategy is to use the most efficient delivery system available to successfully acquire customers and build awareness of our products and services.
      In addition to our traditional sales force, we have established a core team of senior managers to lead strategic account management for the full range of our services to existing and potential top-tier financial institution customers. The individuals who participate in this effort, which we coordinate through our Office of the Enterprise or “OOE,” spend a significant amount of their time on sales and marketing efforts as well as working with our business units to develop solutions based upon strategic issues impacting customers’ businesses.
      The broad range of services we offer provides us with the opportunity to expand our sales to our existing customer base through strategic account management efforts. The importance of our core processing applications to our financial institution customers gives us access to management at a more senior level than we have with our individual business units alone. We believe that this access, combined with our range of solutions, increases sales of our mortgage and banking related services.
      In addition to providing our customers with a broad range of service offerings, through the Office of the Enterprise we are able to assist customers in improving process efficiencies and productivity and enhancing the consumer’s experience. The Office of the Enterprise has been instrumental in assisting our business units with implementation of these solutions by working with its executive level contacts, as well as other key industry players such as Fannie Mae and Freddie Mac. These activities accelerate implementation and allow lenders to reap the process efficiency benefits of such solutions.
Specialty Insurance
      Specialty insurance is marketed through three distinct channels. We market our program through our in-house agency via direct mail to customers of our affiliated operations. This direct channel constituted approximately 20% of our 2005 premium writings. The second distribution channel is through independent agents and brokers nationwide. Approximately 68% of our non-flood premium and the vast majority of our flood business was placed through this channel. The third distribution channel is through 34 captive independent agents in California. This channel accounted for 12% of the non-flood premium volume in 2005. We currently have in excess of 10,000 independent agencies nationwide actively producing business on our behalf.
Patents, Trademarks and Other Intellectual Property
      Primarily within FIS, we rely on a combination of contractual restrictions, internal security practices, and copyright and trade secret law to establish and protect our software, technology, and expertise. Further, we have developed a number of brands that have accumulated substantial goodwill in the marketplace, and we rely on trademark law to protect our rights in that area. We intend to continue our policy of taking all measures we deem necessary to protect our copyright, trade secret, and trademark rights. These legal protections and arrangements afford only limited protection of our proprietary rights, and there is no assurance that our competitors will not independently develop or license products, services, or capabilities that are substantially equivalent or superior to ours. In general, we believe that we own most proprietary rights necessary for the conduct of our business, although we do license certain items, none of which is material, under arms-length agreements for varying terms.
Technology and Research and Development
Fidelity National Title Group, Inc.
      As a national provider of real estate transaction products and services, we participate in an industry that is subject to significant change, frequent new product and service introductions and evolving industry standards. We believe that our future success will depend in part on our ability to anticipate industry changes and offer products and services that meet evolving industry standards. In connection with our service offerings, we are currently upgrading our operating system to improve the process of ordering title services and improve the delivery of our products to our customers. This investment includes maintenance and enhancement of existing software applications and the development of new and innovative software applications.
Fidelity National Information Services, Inc.
      To meet the changing business and technology needs of the customers of Fidelity National Information Services, Inc., we continually invest in our technology-based products and services. This investment includes maintenance and enhancement of existing software applications, the development of new and innovative software applications, and the ongoing enhancement of capabilities surrounding our outsourcing infrastructure.
      Our research and development activities have related primarily to the design and development of our processing systems and related software applications and risk management platforms. We expect to continue our practice of investing significant resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems in response to the needs of our customers, and to enhance the capabilities surrounding our outsourcing infrastructure. In addition, we intend to offer products and services that are compatible with new and emerging delivery channels.
      Our strategy and development group maintains a dialogue with its extensive and diverse customer base and is highly attuned to ongoing shifts in industry requirements and preferences. This active customer and market participation is translated into multi-year, iterative development plans that map the primary areas of investment in our application set. This group is ultimately responsible for designing, developing and enhancing applications targeted at the diverse requirements of the various local, regional, national and international environments of our numerous customers. We provide updated versions of our various applications or application suites on an iterative basis as dictated by market requirements. Our software applications include many application features and functions and will accommodate customized requirements specific to each institution.
      As part of our research and development process, we evaluate current and emerging technology for applicability to our existing and future software platforms. To this end, we engage with various hardware and software vendors in evaluation of various infrastructure components. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Additionally, third-party software may be used for commodity type functions within a technology platform environment. In the case of nearly all of our third-party software, enterprise license agreements exist for the third-party component and either alternative suppliers exist or transfer rights exist to ensure the continuity of supply. As a result, we are not materially dependent upon any third-party technology components. We work with our customers to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services. In the years ended December 31, 2005 and December 31, 2004, Former FIS recorded expense of approximately $113.5 million and $74.2 million on research and development efforts.

      We are party to a master services agreement with Covansys Corporation (NASDAQ: CVNS), or Covansys, a U.S.-based provider of application management and offshore outsourcing services with India-based operations, pursuant to which we have agreed, subject to certain termination rights, to provide $150 million of revenues to Covansys over the term of the master services agreement from either our own utilization of Covansys’s services or from the utilization of Covansys’ services by our existing customers seeking to outsource information technology services. The master services agreement expires in 2009. We can terminate the master services agreement on thirty days’ notice at any time after December 31, 2006, subject to certain penalties. The Company is subject to penalties of $8.0 million in the event that certain annual thresholds are not met and a final penalty equal to 6.67% of the unmet commitment. The first spending threshold is $50.0 million from the contract start date through June 30, 2006. Failure to meet this threshold amount will result in a penalty due of $1.0 million. Through December 31, 2005, Former FIS had spent approximately $20.8 million under the terms of this agreement, substantially less than required to meet the June 30, 2006 threshold. As a result the $1 million penalty has been accrued and is included in our other operating expenses for the year ended December 31, 2005.
      With respect to our outsourcing of software development, we are transferring work from our U.S. and Western European-based development centers to Covansys and other lower cost off-shore facilities in an effort to lower our internal development costs over time by outsourcing certain programming, development and maintenance functions.
      We are currently engaged in significant efforts to upgrade our core bank processing software and our mortgage processing software. These applications were included in the acquisition of FI from ALLTEL by Former FIS in 2003. Former FIS spent the period immediately following the FI acquisition discussing with its key customers the changes that they would like to see made in those applications. In 2004, Former FIS began the development work to implement changes required to keep pace with the marketplace and the requirements of its customers.
      In addition to amounts already spent, we expect to spend an incremental $40 million over the next few years on this development of our mortgage servicing platform. With respect to the core banking software, we expect to spend a total of approximately $55 million on development, enhancements and integration projects in 2006. Our ongoing efforts to upgrade our mortgage processing and core bank processing software systems have not materially affected operations or materially impaired our ability to provide our customers with services.
Competition
Fidelity National Title Group, Inc.
      The title insurance industry is highly competitive, with the top five insurance companies accounting for 90.2% of net premiums collected in 2004 according to Demotech. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as The First American Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous smaller title insurance companies and independent agency operations at the regional and local level. These smaller companies may expand into other markets in which we compete. Also, the removal of regulatory barriers might result in new competitors entering the title insurance business, and those new competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants with alternative products could affect our business operations and financial condition.
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

      The title insurance industry has also experienced periods of consolidation. We expect that, from time to time, we may evaluate opportunities for the acquisition of books of business or of title insurance companies or other complementary businesses as a going concern, for business combinations with other concerns and for the provision of insurance related advisory services to third parties. There can be no assurance, however, that any suitable business opportunity will arise.
Fidelity National Information Services, Inc.
      In the large bank sector, the markets for our core banking products and services are highly competitive. The markets are very mature and have a number of existing providers with a high level of experience and significant market share. Additionally, given the attractive market characteristics in financial services, there are from time to time new market entrants which seek to leverage shifts in technology or product innovation to attract customers.
      Our primary competitors include internal technology departments within banks, data processing or software development departments of large companies or large computer manufacturers, third-party payment processors, independent computer services firms, companies that develop and deploy software applications, companies that provide customized development, implementation and support services, and companies that market software for the electronic payment industry. Some of these competitors possess substantially greater financial, sales and marketing resources than we do. Competitive factors for applications and services include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance, and support the applications or services, and price. We believe that we compete favorably in each of these categories. In addition, we believe that our ability to offer multiple applications and services to individual customers enhances our competitiveness against competitors with more limited application offerings.
      In the small and mid-tier financial institution markets, we compete with vendors that offer similar core processing applications and services to financial institutions, including The Bisys Group, Inc., Accenture, Fiserv, Inc., Jack Henry and Associates, Inc., and Metavante Corporation. In certain non-U.S. markets, we compete with regional providers including Alnova, I-Flex, and Temenos.
      Our competitors in the card issuer services market include third-party credit and debit card processors such as First Data Corporation, Total System Services, Electronic Data Systems Corporation, and Payment Systems for Credit Unions, and third-party software providers, which license their card processing systems to financial institutions and third-party processors. Competitors in the check risk management services market include First Data’s TeleCheck Services division, CrossCheck, eFunds, and Global Payments.
      The principal competitors for our Mortgage Origination and Default Management Services are title companies such as First American and LandAmerica and in-house services provided directly by our customers. We believe that customer service and timely delivery are key factors in competing successfully.
      The markets for our mortgage information services are also highly competitive. Key competitive factors include quality of the service, convenience, speed of delivery, customer service, and price. We do not believe that there is a competitor currently offering the same scope of services and market coverage that we provide in our mortgage information services business. However, there are a number of competitors in specific lines, some of which have substantial resources. First American is a significant competitor in a majority of our mortgage information services.
Specialty Insurance
      In our specialty insurance segment, we compete with the national, regional and local insurance carriers. Depending on geographic location, various personal lines carriers, such as State Farm, Allstate, Farmers, Travelers, Hartford, Nationwide and numerous other companies compete for this personal lines business. In addition to price, service and convenience are competitive factors. We strive to compete through providing an efficient and streamlined product delivery platform.

Regulation
Fidelity National Title Group, Inc.
      Our insurance subsidiaries, including title insurers, underwritten title companies and insurance agencies, are subject to extensive regulation under applicable state laws. Each of the insurance underwriters is subject to a holding company act in its state of domicile, which regulates, among other matters, the ability to pay dividends and enter into transactions with affiliates. The laws of most states in which we transact business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting practices, financial practices, establishing reserve and capital and surplus as regards policyholders (“capital and surplus”) requirements, defining suitable investments for reserves and capital and surplus and approving rate schedules.
      Pursuant to statutory accounting requirements of the various states in which our title insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2005, the combined statutory unearned premium reserve required and reported for FNT’s title insurers was $1,303.8 million. In addition to statutory unearned premium reserves, each of our insurers maintains surplus funds for policyholder protection and business operations.
      Our title insurers are regulated by the insurance regulatory authority in their respective state of domicile, as well as that of each state in which it is licensed. The insurance commissioners of their respective states of domicile regulate our title insurance subsidiaries. Regulatory financial examinations are conducted generally by regulatory authorities at three-year intervals, and certain of these examinations are currently ongoing.
      Under the statutes governing insurance holding companies in most states, insurers may not enter into various transactions, including certain sales, reinsurance agreements and service or management contracts with their affiliates unless the regulatory authority of the insurer’s state of domicile has received notice at least 30 days prior to the intended effective date of such transaction and has not objected to or has approved the transaction within the 30 day period.
      As a holding company with no significant business operations of its own, FNT depends on dividends or other distributions from our subsidiaries as the principal source of cash to meet its obligations, including the payment of interest on, and repayment of, principal of any debt obligations and also FNT’s ability to pay dividends to its shareholders, including FNF. The payment of dividends or other distributions to FNT by its title insurers is regulated by the insurance laws and regulations of their respective states of domicile. In general, an insurance company subsidiary may not pay an “extraordinary” dividend or distribution unless the applicable insurance regulator has received notice of the intended payment at least 30 days prior to payment and has not objected to or has approved the payment within the 30-day period. In general, an “extraordinary” dividend or distribution is statutorily defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of:

•	10% of the insurer’s statutory surplus as of the immediately prior year end; or

•	the statutory net investment income or the statutory net income of the insurer during the prior calendar year.
      The laws and regulations of some jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain prior regulatory approval. During 2006, our directly owned title insurers can pay dividends or make distributions to FNT, our 82.5%-owned subsidiary, of approximately $289.9 million without prior regulatory approval; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to FNT (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to our policyholders.
      The combined statutory capital and surplus of FNT’s title insurers was $852.2 million and $887.2 million as of December 31, 2005 and 2004, respectively. The combined statutory earnings of FNT’s title insurers were $400.4 million, $371.0 million and $477.9 million for the year ended December 31, 2005, 2004 and 2003, respectively.
      As a condition to continued authority to underwrite policies in the states in which our title insurers conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition.
      Pursuant to statutory requirements of the various states in which our insurers are domiciled, they must maintain certain levels of minimum capital and surplus. Each of our title underwriters has complied with the minimum statutory requirements as of December 31, 2005.
      Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth of $7.5 million, $2.5 million, $3.0 million and $0.4 million is required for Fidelity National Title Company, Fidelity National Title Company of California, Chicago Title Company and Ticor Title Company of California, respectively. All of our companies were in compliance with their respective minimum net worth requirements at December 31, 2005.
      We receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies from time to time about various matters relating to our business. Sometimes these take the form of civil investigative subpoenas. We attempt to cooperate with all such inquiries. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities which require us to pay money or take other actions. For a discussion of certain pending matters, see “Legal Proceedings.”
      Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state in which the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity and management of the applicant’s board of directors and executive officers, the acquirer’s plans for the insurer’s board of directors and executive officers, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the domestic insurer. (In the state of Florida, where one of our subsidiaries is domiciled, control may be presumed to exist upon acquisition of 5% or more of the insurer’s voting securities.) Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of our title insurers, the insurance change of control laws would likely apply to such a transaction (and any acquisition of 5% or more would require filing a disclaimer of control with, or obtaining a change of control approval from, the State of Florida).
      The National Association of Insurance Commissioners (“NAIC”) has adopted an instruction requiring an annual certification of reserve adequacy by a qualified actuary. Because all of the states in which our title insurers are domiciled require adherence to NAIC filing procedures, each such insurer, unless it qualifies for an exemption, must file an actuarial opinion with respect to the adequacy of its reserves.
      Since we are governed by both state and federal governments and the applicable insurance laws and regulations are constantly subject to change, it is not possible to predict the potential effects on this segment of any laws or regulations that may become more restrictive in the future or if new restrictive laws will be enacted.

Fidelity National Information Services, Inc.
      Various aspects of our businesses are subject to federal, state, and foreign regulation. Our failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines and criminal penalties.
      As a provider of electronic data processing and back-office services to financial institutions such as banks, thrifts and credit unions we are subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council, an interagency body of the the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration and various state regulatory authorities. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our customers’ auditors and regulators. We also may be subject to possible review by state agencies that regulate banks in each state in which we conduct our electronic processing activities.
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
      Given that one of the databases that we maintain in the U.S. contains certain data pertaining to the check-writing histories of consumers, and that data is used to provide certain check risk management services, our check risk management business is subject to the Federal Fair Credit Reporting Act and various similar state laws. Among other things, the Fair Credit Reporting Act imposes requirements on us concerning data accuracy, and provides that consumers have the right to know the contents of their check-writing histories, to dispute their accuracy, and to require verification or removal of disputed information. In furtherance of our objectives of data accuracy, fair treatment of consumers, protection of consumers’ personal information, and compliance with these laws, we maintain a high level of security for our computer systems in which consumer data resides, and we maintain consumer relations call centers to facilitate efficient handling of consumer requests for information and handling of disputes.
      Our check collection services are subject to the Federal Fair Debt Collection Practices Act and various state collection laws and licensing requirements. The Federal Trade Commission, as well as state attorneys general and other agencies, have enforcement responsibility with respect to the collection laws, as well as the various credit reporting laws.
      Elements of our cash access business are registered as a Money Services Business and are subject to the USA Patriot Act and reporting requirements of the Bank Secrecy Act and U.S. Treasury Regulations. This business is also subject to various state, local and tribal licensing requirements. The Financial Crimes Enforcement Network, state attorneys general, and other agencies have enforcement responsibility over laws relating to money laundering, currency transmission, and licensing.
      The Real Estate Settlement Procedures Act, or RESPA, and related regulations generally prohibit the payment or receipt of fees or any other item of value for the referral of a real estate-secured loan to a loan broker or lender and fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, such as mortgage brokerage and real estate brokerage. Notwithstanding these prohibitions, RESPA permits payments for goods furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or services provided. RESPA and related regulations may to some extent restrict our real estate-related businesses from entering into certain preferred alliance arrangements. The U.S. Department of Housing and Urban Development is responsible for enforcing RESPA.

      Real estate appraisers are subject to regulation in most states, and some state appraisal boards have sought to prohibit our automated valuation applications. Courts have limited such prohibitions, in part on the ground of preemption by the federal Financial Institutions Reform, Recovery, and Enforcement Act of 1989, but we cannot assure you that our valuation and appraisal services business will not be subject to regulation.
      The IRS has proposed regulations under Section 468B regarding the taxation of the income earned on escrow accounts, trusts and other funds used during deferred exchanges of like-kind property and under Section 7872 regarding below-market loans to facilitators of these exchanges. The proposed regulations affect taxpayers that engage in like-kind exchanges and escrow holders, trustees, qualified intermediaries, and others that hold funds during like-kind exchanges. The proposed regulations are scheduled to be discussed at a public hearing on June 6, 2006. We currently do not know what effect these changes will have on our 1031 exchange businesses.
      Our title insurance services are subject to the same regulations as noted with respect to FNT above.
      Given that we conduct business in international markets as well as in the U.S., we are subject to laws and regulations in jurisdictions outside the U.S. that regulate many of the same activities that are described above, including electronic data processing and back-office services for financial institutions and use of consumer information.
      Although we do not believe that compliance with future laws and regulations related to our businesses in this segment, including future consumer protection laws and regulations, will have a material adverse effect on our company, enactment of new laws and regulations may increasingly affect the operations of our business, directly or indirectly, which could result in substantial regulatory compliance costs, litigation expense, adverse publicity, and/or loss of revenue.
Ratings
      Our title insurance subsidiaries are regularly assigned ratings by independent agencies designed to indicate their financial condition and/or claims paying ability. The ratings agencies determine ratings by quantitatively and qualitatively analyzing financial data and other information. Our title subsidiaries include Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title. The insurer financial strength/stability ratings of our principal title insurance subsidiaries are listed below:

	S&P	Moody’s	Fitch	A.M Best	Demotech	Lace

Alamo Title Insurance	A	A3	A-	A-	A’	A
Chicago Title Insurance Co.	A	A3	A-	A-	A”	A+
Chicago Title Insurance Co. of Oregon	A	A3	A-	A-	A’	N/A
Fidelity National Title Insurance Co.	A	A3	A-	A-	A’	B+
Ticor Title Insurance Co.	A	A3	A-	A-	A’	A
Security Union Title Insurance Co.	A	A3	A-	A-	A’	B
      The ratings of Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”), A.M. Best Company (“A.M. Best”), Fitch Ratings, Ltd. (“Fitch”), Demotech, and LACE Financial Corporation (“LACE”) described above are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities. In connection with the announcement of the distribution of FNT’s common stock to stockholders of FNF and the increased financial leverage that would result therefrom, S&P placed the “A-” financial strength rating on CreditWatch negative, Moody’s affirmed the “A3” financial strength rating although the rating outlook was changed to negative and Fitch placed the financial strength rating on Rating Watch Negative. In addition, A.M. Best downgraded the financial strength ratings of our principal insurance subsidiaries to “A-”. After the announcement of the merger between FNF’s subsidiary, Fidelity National Information Services, Inc. (“FIS”) and Certegy Inc., S&P revised its CreditWatch to positive from negative,

Moody’s changed its rating outlook to stable from negative and Fitch revised its rating watch to stable from negative.
Investment Policies and Investment Portfolio
      Our investment policy is designed to maintain a high quality portfolio, maximize income and minimize interest rate risk. We also make investments in certain equity securities in order to take advantage of perceived value and for strategic purposes. Various states regulate what types of assets qualify for purposes of capital and surplus and statutory unearned premium reserves. We manage our investment portfolio and do not utilize third party investment managers.
      As of December 31, 2005 and 2004, the carrying amount, which approximates the fair value, of total investments was $4.6 billion and $3.3 billion, respectively.
      We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties.
      The following table presents certain information regarding the investment ratings of our fixed maturity portfolio at December 31, 2005 and 2004.

	December 31,

	2005				2004

	Amortized	% of		% of	Amortized	% of		% of
Rating(1)	Cost	Total	Fair Value	Total	Cost	Total	Fair Value	Total

	(Dollars in thousands)
AAA	$1,975,758	63.4%	$1,952,312	63.5%	$1,524,366	65.4%	$1,527,202	65.5%
AA	526,515	16.9	519,770	16.9	432,577	18.6	436,174	18.7
A	515,309	16.5	505,883	16.4	308,300	13.2	305,537	13.1
BBB	96,784	3.1	94,804	3.1	62,239	2.7	61,407	2.6
BB	1,944	0.1	1,848	0.1	1,995	0.1	1,911	0.1

	$3,116,310	100.0%	$3,074,617	100.0%	$2,329,477	100.0%	$2,332,231	100.0%

(1)	Ratings as assigned by Standard & Poor’s Ratings Group and Moody’s Investors Service.
      The following table presents certain information regarding contractual maturities of our fixed maturity securities at December 31, 2005:

	December 31, 2005

	Amortized	% of		% of
Maturity	Cost	Total	Fair Value	Total

	(Dollars in thousands)
One year or less	$371,844	11.9%	$369,102	12.0%
After one year through five years	1,341,936	43.1	1,318,325	42.9
After five years through ten years	855,768	27.5	841,745	27.4
After ten years	546,719	17.5	545,400	17.7
Mortgage-backed securities	43	—	45	—

	$3,116,310	100%	$3,074,617	100%

      Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturity securities with an amortized cost of $399.0 million and a fair value of $395.1 million were callable at December 31, 2005.
      Our equity securities at December 31, 2005 and 2004 consisted of investments in various industry groups at a cost basis of $222.5 million and $128.8 million, respectively, and fair value of $210.2 million and

$135.5 million, respectively. There were no significant investments in banks, trust and insurance companies at December 31, 2005 or 2004.
      Short-term investments, which consist primarily of securities purchased under agreements to resell, commercial paper and money market instruments which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value. As of December 31, 2005, short-term investments amounted to $1,116.5 million.
      Our investment results for the years ended December 31, 2005, 2004 and 2003 were as follows:

	December 31,

	2005	2004	2003

	(Dollars in thousands)
Net investment income(1)	$177,167	$92,862	$74,885
Average invested assets	$4,711,418	$3,621,974	$3,101,514
Effective return on average invested assets	3.8%	2.6%	2.4%

(1)	Net investment income as reported in our Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments.
Employees
      As of December 31, 2005, we had approximately 33,400 full-time equivalent employees. We believe that our relations with employees are generally good.
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
      Important factors that may affect these projections or expectations include, but are not limited to:

•	general political, economic and business conditions, including the possibility of intensified international hostilities, acts of terrorism, and general volatility in the capital markets;

•	a decrease in the volume of real estate transactions such as real estate sales and mortgage refinancings, which can be caused by high or increasing interest rates, a shortage of mortgage funding, or a weak United States economy;

•	consolidation in the mortgage lending or banking industry;

•	security breaches of our systems and computer viruses affecting our software;

•	the impact of competitive products and pricing;

•	the ability to identify suitable acquisition candidates and the ability to finance such acquisitions, which depends upon the availability of adequate cash reserves from operations or of acceptable financing terms and the variability of our stock price;

•	our ability to integrate any acquired business’ operations, products, clients and personnel;

•	changes in, or the failure to comply with, government regulations, including privacy regulations and the extensive regulations imposed by state insurance authorities in each state in which our insurance subsidiaries conduct operations; and

•	other risks detailed elsewhere in this document (including in the Risk Factors section which follows this section) and in our other filings with the Securities and Exchange Commission.
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
Item 1A.     Risk Factors
      In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below and others described elsewhere in this Annual Report on Form 10-K or incorporated herein. Any of the risks described herein could result in a significant or material adverse effect on our results of operations or financial condition.

General

If adverse changes in the levels of real estate activity occur, our revenues may decline.
      Title insurance revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. Our FIS segment would also be negatively affected if real estate activity levels decline. Levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases and mortgage interest rates. While both the volume and the average price of residential real estate transactions have recently experienced record highs, we do not expect these trends to continue. Further, interest rates have risen from record low levels in 2003, resulting in reductions in the level of mortgage refinancings and total mortgage originations in 2004 and again in 2005.
      We have found that residential real estate activity generally decreases in the following situations:

•	when mortgage interest rates are high or increasing;

•	when the mortgage funding supply is limited; and

•	when the United States economy is weak.
      If either the level of real estate activity or the average price of real estate sales declines, it could adversely affect our title insurance revenues. The Mortgage Bankers Association currently projects residential mortgage production in 2006 to be $2.24 trillion, which would represent a 19.2% decline relative to 2005. The MBA further projects that the 19.2% decrease will result from purchase transactions declining from $1.49 billion in 2005 to $1.43 billion in 2006 or 3.6%and refinance transactions dropping from $1.29 billion in 2005 to $0.81 billion or 37.1% in 2006.
      Revenues from certain of the businesses in our FIS segment are also closely related to the level of real estate transactions, such as real estate sales and mortgage refinancings. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.

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

Our management has articulated an ongoing strategy to seek growth through acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus or geographic areas. This expansion of our business subjects us to associated risks, such as the diversion of management’s attention and lack of experience in operating such businesses, and may affect our credit and ability to repay the notes.
      Our management has stated that we will seek to operate as a true holding company with the flexibility to make acquisitions in lines of business that are not directly tied to or synergistic with our core operating segments. Accordingly, we have recently acquired, and may in the future acquire, businesses in industries or geographic areas with which management is less familiar than we are with our core businesses. These activities involve risks that could adversely affect our operating results, such as diversion of management’s attention and lack of substantial experience in operating such businesses.
      Also, in the last few years we have expanded the range and amount of real estate information services we provide, expanded our home warranty, auto and niche personal lines insurance businesses, expanded our commercial title insurance business and acquired underwriters of other lines of insurance products. There can be no guarantee that we will not enter into transactions or make acquisitions that will cause us to incur additional debt, increase our exposure to market and other risks and cause our credit or financial strength ratings to decline.

We may encounter difficulties managing our growth and successfully integrating new businesses, including the businesses of Certegy following the merger, which could adversely affect our results of operations. A failure of new FIS to achieve expected synergies or to successfully cross-sell its products and services could result in the benefits of the merger not being attained.
      We have historically achieved growth through a combination of developing new products and services and, increasing our market share for existing products and acquisitions. Part of our strategy is to pursue opportunities to diversify and expand our operations by acquiring or making investments in other companies. The success of each acquisition will depend upon:

•	our ability to integrate the acquired business’ operations, products and personnel;

•	our ability to retain key personnel of the acquired business;

•	our ability to expand our financial and management controls and reporting systems and procedures;

•	our ability to maintain the customers and goodwill of the acquired business; and

•	any unexpected costs or unforeseen liabilities associated with the acquired business.
      The integration of two previously separate companies is a challenging, time-consuming and costly process. In the case of the merger with Certegy, it is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect FIS’s ability to maintain relationships with suppliers, customers and employees or to achieve the anticipated benefits of the merger. In addition, any successful integration of companies will require the dedication of significant management resources, which will temporarily detract attention from our day-to-day businesses. The same issues apply to the integration of any other business we acquire.
      Realizing the beneficial synergies expected from the merger with Certegy will depend on a number of factors, some of which include:

•	retention of key management, marketing, and technical personnel after the merger;

•	correctly identifying areas where personnel and facilities can be consolidated without adverse effects on results of operations;

•	customers not deferring purchasing decisions as a result of the merger;

•	the ability of the combined company to increase sales of its products; and

•	competitive conditions in the industries in which the combined company operates.
      The failure to achieve the anticipated synergies could result in a failure to attain the expected benefits to the business, financial condition and operating results of FIS, and ultimately to our results of operations.
      While we intend to take advantage of this merger to seek cross-selling opportunities, such cross-selling efforts may face potential challenges for various reasons, such as difficulties in coordinating and incentivizing employees within one combined company and maintaining optimal quality control, managing existing customers’ potential resistance to outsourcing functions to a new vendor and other matters. If the cross-selling synergies for increased revenue do not occur, the benefits of the merger may not ultimately be achieved.

We are a holding company and depend on distributions from our subsidiaries for cash.
      We are a holding company whose primary assets are the securities of our operating subsidiaries. Our ability to pay debt service on our notes and our other obligations and to pay dividends is dependent on the ability of our subsidiaries to pay dividends or make other distributions or payments to us. Our subsidiaries are not obligated to make funds available to us. If our operating subsidiaries are not able to pay dividends to us, we may not be able to meet our obligations or pay dividends on our common stock.
      FNT’s title insurance and specialty insurance subsidiaries must comply with state laws which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2006, FNT’s title insurers will be able to pay dividends or make distributions to FNT without prior regulatory approval of approximately $289.9 million.
      Our other subsidiaries include FIS and our specialty insurance operations. However, at present FIS is highly leveraged and specialty insurance is a smaller, growing operation and, as a result, it will likely be difficult under current circumstances for either of them to be a significant source of cash to us.
      Although the merger with Certegy resulted in the combined company having a lower degree of leverage than pre-merger FIS alone, the combined company still has substantial leverage and has its own needs for cash and accordingly may be unable to provide significant cash flow to FNF. FIS currently expects that following the merger it will continue paying quarterly dividends of $0.05 per share. However, FIS’s senior credit facilities contain covenants limiting the amount of dividends FIS can pay on its common stock to $60 million per year, plus certain other amounts, except that dividends on common stock may not be paid if any event of default under the facilities shall have occurred or be continuing or would result from such payment. Further, any dividends FIS does pay would also be paid to the stockholders of FIS other than us.

We could have conflicts with our subsidiaries, and our chief executive officer and chairman of our board of directors is also the chairman of the board of directors of both FNT and FIS.
      Conflicts may arise between our majority-owned subsidiaries FNT and FIS and us as a result of our ongoing agreements and the nature of our respective businesses. We will seek to manage any potential conflicts through our agreements with our subsidiaries and through oversight by independent members of our board of directors. However, there can be no assurances that such measures will be effective or that we will be able to resolve all potential conflicts. Similar conflicts could arise between FNT and FIS.
      William P. Foley, II, is our chief executive officer and the chairman of our board of directors and the chairman of the board of each of FNT and FIS. As an officer and director of multiple companies, he has obligations to us and to such other companies and may have conflicts of interest with respect to matters potentially or actually involving or affecting our and their respective businesses. As an officer and director of multiple companies, he may also have conflicts of time with respect to his multiple responsibilities. If his duties to any of these companies require more time than Mr. Foley is able to allot, then his oversight of that company’s activities could be diminished.

Some of our executive officers and directors own substantial amounts of stock or options of FNT or FIS. Such ownership could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for us and FNT or FIS.
      Some of our executive officers and directors own substantial amounts of FNT and FIS stock and stock options because of their relationships with FNF, FNT and FIS. Such ownership could create or appear to create potential conflicts of interest when our directors and officers are faced with decisions that involve FNT, FIS or any of their respective subsidiaries.

The markets in which our principal operating subsidiaries operate are highly competitive. Some of our competitors have greater resources than us, and we may face competition from new entrants with alternative products or services.
      The market for FIS’s services is intensely competitive. FIS’s competitors vary in size and in the scope and breadth of the services they offer. Some of its competitors have substantial resources. Since many of FIS’s larger potential customers in its bank core processing and mortgage processing businesses have historically developed their key applications in-house and therefore view their system requirements from a make-versus-buy perspective, FIS often competes against its potential customers’ in-house capacities. In its card services business, our FIS segment faces direct competition from third-party payment processors and companies that market software for the electronic payments industry. We also compete against software and transaction processing systems developed and used in-house by our potential customers. Our competitors may develop products and services that are superior to or that achieve greater market acceptance than our products and services. Certain of our competitors may have significantly greater financial, technical, marketing or other resources than we do. As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies and changes in customer requirements, or may devote greater resources than we can to the development, promotion, sale and support of their products and services.
      Moreover, new competitors or alliances among competitors may emerge and rapidly decrease our market share. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater resources than us. Accordingly, competitive pressures may have a material adverse effect on our business, financial condition and results of operations.
      The title insurance industry is also highly competitive. According to Demotech, the top five title insurance companies accounted for 90.2% of net premiums collected in 2004. Over 40 independent title insurance companies accounted for the remaining 9.8% of the market. The number and size of competing companies varies in the different geographic areas in which we conduct our title insurance business. In our principal markets, competitors include other major title underwriters such as The First American Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous smaller title insurance companies and independent agency operations at the regional and local level. These smaller companies may expand into other markets in which we compete.
      Also, the removal of regulatory barriers might result in new competitors entering the title insurance business, and those new competitors may include companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants with alternative products could affect our business operations and financial condition.
      From time to time, we adjust the title insurance rates we charge in a particular state as a result of competitive conditions in that state. For example, in response to recent rate reductions by certain of our title insurance competitors, we recently adjusted our rate structure in California for refinancings. This change could have an adverse impact on our results of operations, although its ultimate impact will depend, among other things, on the volume and mix of our future refinancing business in that state.
      We expect the markets for our products and services to remain highly competitive. Our failure to remain competitive may have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to our Insurance Business

Our insurance subsidiaries must comply with extensive regulations. These regulations may increase our costs or impede, or impose burdensome conditions on, actions that we might seek to take to increase the revenues of those subsidiaries.
      Our insurance businesses are subject to extensive regulation by state insurance authorities in each state in which they operate. These agencies have broad administrative and supervisory power relating to the following, among other matters:

•	licensing requirements;

•	trade and marketing practices;

•	accounting and financing practices;

•	capital and surplus requirements;

•	the amount of dividends and other payments made by insurance subsidiaries;

•	investment practices;

•	rate schedules;

•	deposits of securities for the benefit of policyholders;

•	establishing reserves; and

•	regulation of reinsurance.
      Most states also regulate insurance holding companies like us with respect to acquisitions, changes of control and the terms of transactions with our affiliates. State regulations may impede or impose burdensome conditions on our ability to increase or maintain rate levels or on other actions that we may want to take to enhance our operating results. In addition, we may incur significant costs in the course of complying with regulatory requirements. We cannot assure you that future legislative or regulatory changes will not adversely affect our business operations. See “Business — Regulation.”

State regulation of the rates we charge for title insurance could adversely affect our results of operations.
      Our title insurance subsidiaries are subject to extensive rate regulation by the applicable state agencies in the jurisdictions in which they operate. Title insurance rates are regulated differently in the various states, with some states requiring the subsidiaries to file rates before such rates become effective and some states promulgating the rates that can be charged. In almost all states in which the title subsidiaries operate, our rates must not be excessive, inadequate or unfairly discriminatory.
      The California Department of Insurance (“CDI”) has recently undertaken an examination of the levels of pricing and competition in the title insurance industry in California, with a view to determining whether prices are too high and if so, implementing rate reductions. The CDI commissioned an analysis of the title insurance and escrow industry in California, and a report was prepared by an economist at the request of the

California Insurance Commissioner. The report concluded that a reasonable degree of competition does not exist in the markets for title insurance and escrow services in California, and the CDI began holding hearings in January 2006 to address the report’s findings. The Company is unable to predict the outcome of the CDI’s examination, or whether it will result in new legislation, regulation or restrictions on its title insurance operations in California.
      California is the largest source of revenue for the title insurance industry, including for us. In 2005, California-based premiums accounted for 45.1% of premiums earned by FNT’s direct operations and 1.8% of its agency premium revenues. In the aggregate, California accounted for approximately 21% of our total title insurance premiums for 2005. A significant part of our revenues and profitability are therefore subject to FNT’s operations in California and to the prevailing regulatory conditions in California. Adverse regulatory developments in California, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the California title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.
      Insurance regulators in New York, Colorado, Florida, Nevada and Texas have also announced similar inquiries (or other reviews of title insurance rates) and other states could follow. State regulators may use their rate-regulation oversight authority to take steps to cause us to reduce our rates, or block our attempts to increase our rates. Such actions by regulators could adversely affect our operating results.
      Further, U.S. Representative Oxley, the Chairman of the House Financial Services Committee, recently asked the Government Accountability Office (the GAO) to investigate the title insurance industry. Representative Oxley stated that the Committee is concerned about payments that certain title insurers have made to developers, lenders and real estate agents for referrals of title insurance business. See Item 3 — “Legal Proceedings.” Representative Oxley asked the GAO to examine, among other things, the foregoing relationships and the levels of pricing and competition in the title insurance industry. The Company is unable to predict the outcome of this inquiry or whether it will adversely affect the Company’s business or results of operations.

Regulatory investigations of the insurance industry may lead to fines, settlements, new regulation or legal uncertainty, which could negatively affect our results of operations.
      We get inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies from time to time about various matters relating to our business. Sometimes these take the form of civil investigative subpoenas. We attempt to cooperate with all such inquiries. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities which require us to pay money or take other actions. These fines may be significant and actions we are required to take may adversely affect our business. For a discussion of certain pending items, see “Item 3 — Legal Proceedings.”

If the rating agencies further downgrade our title insurance subsidiaries our results of operations and competitive position in the title insurance industry may suffer.
      Ratings have always been an important factor in establishing the competitive position of insurance companies. Our title insurance subsidiaries are rated by S&P, Moody’s, Fitch, A.M. Best, Demotech and LACE Ratings reflect the opinion of a rating agency with regard to an insurance company’s or insurance holding company’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to investors. In connection with the announcement of our distribution of FNT common stock to FNF stockholders, S&P placed the A- financial strength rating of our principal title insurance subsidiaries on CreditWatch negative, Moody’s affirmed its A3 financial strength rating although the rating outlook was changed to negative and Fitch placed its financial strength rating on Rating Watch Negative. In addition, A.M. Best downgraded the financial strength ratings of our principal title insurance subsidiaries to A-. After the announcement of the merger between old FIS and Certegy, S&P revised its CreditWatch to positive from negative, Moody’s changed its rating outlook to stable from negative and Fitch revised its rating watch to stable from negative. The ratings of our title insurance subsidiaries are likely to continue to be affected in the future by credit events that may occur with respect to our company, including our non-title insurance operations. The ratings of our title insurance subsidiaries are subject to continued periodic review by those entities and the continued retention of those ratings cannot be assured. If the ratings are reduced from their current levels by those entities, our results of operations could be adversely affected.

Risks Relating to FIS

FIS’s substantial leverage and debt service requirements may adversely affect its financial and operational flexibility.
      As of December 31, 2005, FIS had total debt of approximately $2.6 billion, and together with Certegy had total debt of approximately $3.1 billion immediately following the closing of the merger on February 1, 2006.
      This high level of debt could have important consequences, including the following:

•	the debt level makes FIS more vulnerable to economic downturns and adverse developments in its business, may cause it to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes, and will limit its ability to pursue other business opportunities and implement certain business strategies;

•	FIS will need to use a large portion of the money it earns to pay principal and interest on its senior credit facilities, which will reduce the amount of money available to finance operations, acquisitions, and other business activities, repay other indebtedness, and pay shareholder dividends;

•	some of the debt has a variable rate of interest, which exposes FIS to the risk of increased interest rates; and

•	FIS has a higher level of debt than certain of its competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition.
      In addition, the terms of FIS’s senior credit facilities may restrict it from taking actions, such as making acquisitions or dispositions or entering into certain agreements that it might believe to be advantageous to it.

Consolidation in the banking and financial services industries could reduce our financial institution software and services and lender outsourcing solutions related revenues by eliminating some of our existing and potential customers and could make us overly dependent on a limited number of customers.
      There has been and continues to be substantial merger, acquisition and consolidation activity in the banking and financial services industries. Mergers or consolidations of banks and financial institutions in the future could reduce the number of our customers and potential customers, which could adversely affect our revenues even if these events do not reduce the aggregate number of customers or the volume of banking and other activities of the consolidated entities. If our customers merge with or are acquired by other entities that are not our customers, or that use fewer of our services, they may discontinue or reduce their use of our services. In addition, it is possible that the larger banks or financial institutions resulting from mergers or consolidations could decide to perform in-house some or all of the services which we currently provide or could provide. Any of these developments could have a material adverse effect on our business and results of operations.

If FIS fails to adapt its services to changes in technology or in the marketplace, or if FIS’s ongoing efforts to upgrade its technology are not successful, it could lose customers and have difficulty attracting new customers for two of its most important applications.
      The markets for FIS’s services are characterized by constant technological changes, frequent introductions of new services, and evolving industry standards. The future success of FIS will be significantly affected by its ability to enhance its current services and develop and introduce new services that address the increasingly sophisticated needs of its customers and their clients. There can be no assurance that FIS will be successful in developing, marketing, and selling new services that meet these changing demands, that FIS will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these services, or that FIS’s new services and their enhancements will adequately meet the demands of the marketplace and achieve market acceptance.
      FIS is currently engaged in significant efforts to upgrade two of its most important applications: its core bank processing software and its mortgage processing software. These applications were acquired upon FIS’s acquisition of Alltel Information Services, Inc. in 2003. FIS spent the period immediately following the acquisition discussing with its key customers the changes that they would like to see made in those products. In 2004, FIS began the development work to implement changes required to keep pace with the marketplace and the requirements of its customers. In addition to amounts already spent, FIS expects to spend an incremental $40.0 million on this development of its mortgage servicing platform. With respect to the core banking software, during 2006 FIS expects to spend approximately $55.0 million on enhancement and integration projects. If FIS is unsuccessful in completing or gaining market acceptance of these and other upgrade efforts, it would likely have a material adverse effect on FIS’s ability to retain existing customers or attract new ones.

Security breaches, computer viruses, software defects and system failures could harm our business by disrupting our delivery of services, compromising our databases and damaging our reputation.
      Certain of our transaction processing and lender processing businesses are exposed to a variety of risks that affect software and information systems businesses. As part of our transaction processing and lender processing businesses, we electronically receive, process, store and transmit sensitive business information of our customers. FIS collects personal consumer data, such as names and addresses, social security numbers, driver’s license numbers, checking and savings account numbers, and payment history records. Unauthorized access to FIS’s databases could result in the theft or publication of personal confidential information and the deletion or modification of personal records or otherwise cause interruptions in its operations. These concerns about security are increased when we transmit information over the Internet. Further, computer viruses could infiltrate our systems. Finally, the software underlying our services has occasionally contained, and may in the future contain, undetected errors or defects when first introduced or when new versions are released. Any of the foregoing, were it to occur, could:

•	deter customers from using our products and services;

•	harm our business and reputation;

•	expose us to liability; or

•	increase our operating expenses to correct the problems.
      Any one or more of the foregoing occurrences could have a material adverse effect on our business, financial condition, and results of operations.

Misappropriation of our intellectual property and proprietary rights could impair our competitive position.
      Our ability to compete depends upon proprietary systems and technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. We cannot make any assurances that the steps we have taken will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our applications and services are made available online. Misappropriation of our intellectual property and any potential litigation associated with such a misappropriation could have a material adverse effect on our results of operations or financial condition.

If our applications or services are found to infringe the proprietary rights of others, we may be required to change our business practices and may also become subject to significant costs and monetary penalties.
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
      As a provider of services to financial institutions, we are bound by the same limitations on disclosure of the information we receive from our customers as apply to the financial institutions themselves. If we fail to comply with these regulations, we could be exposed to suits for breach of contract or to governmental proceedings, our customer relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new customers. In addition, if more restrictive privacy laws or rules are adopted in the future on the federal or state level, or, with respect to our international operations, by authorities in foreign jurisdictions on the national, provincial, state, or other level, that could have an adverse impact on us.

FIS has a long sales cycle for its applications and if it fails to close sales after expending significant time and resources to do so, its business, financial condition and results of operations may be adversely affected.
      The implementation of FIS’s applications often involves significant capital commitments by its customers, particularly those with smaller operational scale. Potential customers generally commit significant resources to an evaluation of available software and require FIS to expend substantial time, effort, and money educating them as to the value of FIS’s software and services. FIS incurs substantial costs in order to obtain each new customer. FIS may expend significant funds and management resources during the sales cycle and ultimately fail to close the sale. FIS’s sales cycle may be extended due to its customers’ budgetary constraints or for other reasons. If FIS is unsuccessful in closing sales after expending significant funds and management resources or if it experiences delays, it could have a material adverse effect on its business, financial condition, and results of operations.

FIS’s outsourcing of key development functions overseas may lead to quality control issues that affect FIS’s business operations.
      By outsourcing development functions overseas, FIS may experience quality control issues in its applications offered to its markets. Overseas outsourcing operations are subject to risk of quality control deficiencies due to the physical distance from FIS’s headquarters, the increased potential for instructions and guidance to be misunderstood, a lack of direct institutional control, and the time and expense it will take to provide on site training. Any one of these factors make it more difficult for FIS to maintain quality control, and the potential for quality control issues may impact FIS’s ability to maintain and or increase its customer base.

FIS may not succeed with its current and future expansion of its international operations and such failure may adversely affect its growth and results of operations.
      Although FIS’s international operations at present are relatively small, FIS believes there may be opportunities to expand FIS’s international operations. However, FIS is less well-known internationally than in the United States and has less experience with local business conditions. In addition, FIS will face challenges in successfully managing small operations located far from its headquarters, because of the greater difficulty in overseeing and guiding operations from a distance. There can be no assurance that FIS will be able to compete successfully against current or future international competitors or that FIS’s relative inexperience with international operations will not limit or hinder its success.
      As FIS expands internationally, it will be increasingly subject to a number of risks and potential costs, including:

•	political and economic instability;

•	unexpected changes in regulatory requirements and policy, the adoption of laws detrimental to its operations such as legislation relating to the collection of personal data over the Internet or the adoption of laws, regulations, or treaties governing the export of encryption related software;

•	the burdens of complying with a wide variety of other laws and regulations;

•	failure to adequately manage currency exchange rate fluctuations;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	potential difficulty of enforcing agreements and collecting receivables in some foreign legal systems; and

•	general economic conditions in international markets.
      FIS may not be able to overcome these barriers or avoid significant expenditures in addressing these potential risks.

A significant portion of FIS’s card processing business is derived from two key strategic relationships, and a loss of either of those relationships could adversely affect its profits.
      FIS has long-term contractual alliances (acquired in the Certegy merger) with two associations representing independent financial institutions in the U.S., the Independent Community Bankers of America (“ICBA”) and Card Services for Credit Unions (“CSCU”). Under these alliances, which expire in 2011 and 2009, respectively, FIS is the associations’ exclusive partner for offering credit card issuer and merchant institution processing services to those associations’ members. FIS is also the exclusive partner of CSCU for offering debit card processing to its members. Approximately 21% of Certegy’s consolidated revenues in 2005 were derived from CSCU’s member institutions. An early termination of, or significant adverse change in, its relationships with either or both of these associations could harm FIS’s ability to retain a substantial portion of its card processing customers and to attract new customers, which would have an adverse effect on its business.

FIS’s revenues from the sale of services to VISA and MasterCard organizations are dependent upon its continued VISA and MasterCard certification and financial institution sponsorship, and the loss or suspension of this certification or sponsorship could adversely affect its business.
      In order to provide its card services, FIS must be designated a certified processor by, and be a member service provider of, MasterCard and be designated as an independent sales organization of VISA. These designations are dependent upon FIS’s continuing adherence to the standards of the VISA and MasterCard associations. The member financial institutions of VISA and MasterCard, some of which are FIS’s competitors, set the standards with which FIS must comply. If FIS fails to comply with these standards, its designation as a certified processor, as a member service provider, or as an independent sales organization could be suspended or terminated. The termination of FIS’s member service provider status or its status as a certified processor, or any changes in the VISA and MasterCard rules that prevent its registration or otherwise limit FIS’s ability to provide transaction processing and marketing services for the VISA or MasterCard organizations would result in the loss of business from VISA or MasterCard issuing customers, and lead to a reduction in FIS’s revenues.

Potential customers of FIS’s software and services businesses may be reluctant to switch to a new vendor, which may adversely affect our growth, both in the U.S. and internationally.
      For banks and other potential customers of FIS’s financial information software and services businesses, switching from one vendor of bank core processing or related software and services (or from an internally-developed system) to a new vendor is a significant undertaking. Many potential customers worry about potential disadvantages such a loss of accustomed functionality, increased costs and business disruption. As a result, potential customers, both in the U.S. and internationally, often resist change. FIS seeks to overcome this resistance through strategies such as making investments to enhance the functionality of its software. However, there can be no assurance that its strategies for overcoming potential customers’ reluctance to change vendors will be successful, and this resistance may adversely affect our growth, both in the U.S. and internationally.

FIS faces liability to its merchant customers if checks that it has guaranteed are dishonored by the check writer’s bank.
      If a check that FIS has guaranteed as part of its check services business is dishonored by the check writer’s bank, FIS must reimburse its merchant customer for the check’s face value and pursue collection of the amount from the delinquent check writer. In some cases, FIS recognizes a liability to its merchant customers for estimated check returns and a receivable for amounts it estimates it will recover from the check writers, based on historical experience and other relevant factors. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned may exceed its estimates and actual amounts recovered may be less than its estimates.

A continued decline in check writing could adversely impact FIS’s profits from its check services business.
      FIS believes check writing has begun to decline as a total percentage of point-of-sale payments due, in part, to the growing use of debit and credit cards. This decline has resulted in a higher percentage of bad checks at the point of sale because higher credit quality customers are more likely to pay with credit and debit cards. Accordingly, the demand for FIS’s check services by retailers and other vendors has increased at the same time as check writing percentages have declined. To date, this increased demand has offset the adverse effect of the decline in the percentage of payments by check. However, it is not likely that continued and prolonged declines in check writing can be offset by increased demands for services. Consequently, a prolonged continuation of the decline in check writing could lead to a negative impact on the profitability of FIS’s check services business.

FIS’s customers are subject to a regulatory environment and to industry standards that may change in a manner that reduces the number of transactions in which its customers engage and therefore reduces its revenues.
      FIS’s customers are subject to a number of government regulations and industry standards with which its products and services must comply. For example, its card processing services are affected by VISA and MasterCard electronic payment standards that are generally updated twice annually. In addition, action by regulatory authorities relating to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on its customers and therefore could have a material adverse effect on its business, financial condition, and results of operations.

Demand for FIS’s transaction processing services is sensitive to the level of consumer transactions generated by its customers, and accordingly, its revenues could be impacted negatively by a general economic slowdown or any other event causing a material slowing of consumer spending.
      A significant portion of FIS’s revenue is derived from transaction processing fees. Any changes in economic factors that adversely affect consumer spending and related consumer debt, or a reduction in credit and debit card use, could reduce the volume of transactions that FIS processes, and have an adverse effect on its business, financial condition, and results of operations.

For FIS to continue to grow its transaction processing business profitably, it must expand its share of the credit and debit card transaction processing market and enter new markets, and the failure to do this could adversely affect its business.
      FIS’s domestic card issuer business is concentrated in the independent community bank and credit union segments of the market, and it has achieved a significant degree of penetration of these market segments. While FIS intends to continue its vigorous pursuit of expansion within these segments, its future growth and profitability will significantly depend upon its ability to penetrate other markets, including emerging markets for electronic transaction processing, such as international transaction processing and Internet payment systems. As part of its strategy to achieve this expansion, FIS will continue to seek acquisition opportunities, investments, and alliance relationships that will facilitate its expansion; however, FIS may not be able to complete suitable acquisitions, investments, or alliances, and if it does, they may not provide FIS with the benefits it anticipated. Also, FIS may not have adequate financial and technological resources to develop products and distribution channels that will satisfy the demands of new markets.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      The Company owns its Corporate headquarters on its campus in Jacksonville, Florida. The majority of our branch offices are leased from third parties. See Note K to Notes to Consolidated Financial Statements.
      As of December 31, 2005, we leased office and storage space as follows:

Number of
Locations(1)

California	627
Texas	172
Arizona	163
Florida	113
Illinois	110
Oregon	84
Washington	77
Michigan	46
New York	45
Nevada	43
Ohio	36
Indiana and North Carolina(1)	33
New Jersey	28
Pennsylvania	27
Colorado	26
Kansas	25
Hawaii	19
Minnesota	18
Tennessee and Virginia(1)	17
Missouri	16
Georgia	14
Maryland	13
Wisconsin and Massachusetts(1)	12
Connecticut	10
Louisiana	9
Alabama and New Mexico(1)	8
Oklahoma	6
Montana	5
South Carolina	4
Rhode Island, Delaware, Maine and Utah(1)	2
Washington D.C., Idaho, Nebraska, Arkansas, Kentucky, Mississippi, New Hampshire and West Virginia(1)	1

(1)	Represents the number of locations in each state listed. In addition, a number of locations internationally are leased.

Item 3.	Legal Proceedings
      In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. We believe that no actions, other than those listed below, depart from customary litigation incidental to our business. As background to the disclosure below, please note the following:

•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that many of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that many of these matters involve multi-state class actions in which the applicable law for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In general, the dollar amount of damages sought is not specified. In those cases where plaintiffs have made a specific statement with regard to monetary damages, they often specify damages just below a jurisdictional limit regardless of the facts of the case. This represents the maximum they can seek without risking removal from state court to federal court. In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, we may experience.

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. We review these matters on an on-going basis and follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base our decision on our assessment of the ultimate outcome following all appeals.

•	In the opinion of our management, while some of these matters may be material to our operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on our overall financial condition.
      Several class actions are pending in Ohio, Pennsylvania and Florida alleging improper premiums were charged for title insurance. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. Recently the court’s order denying class certification in one of the Ohio actions was reversed and the case was remanded to the trial court for further proceedings. The Company petitioned the Supreme Court of Ohio for review, but the court declined to accept jurisdiction over the matter. The Company intends to vigorously defend the actions.
      A class action in California alleges that the Company violated state law by giving favorable discounts or rates to builders and developers for escrow fees and requiring purchasers to use Chicago Title Insurance Company for escrow services. The action seeks refunds of the premiums charged and additional damages. The Company intends to vigorously defend this action.
      A shareholder derivative action was filed in Florida on February 11, 2005 alleging that FNF directors and certain executive officers breached their fiduciary and other duties, and exposed FNF to potential fines, penalties and suits in the future, by permitting so called contingent commissions to obtain business. The Company and the directors and executive officers named as defendants filed motions to dismiss the action on June 3, 2005. The plaintiff abandoned his original complaint and responded to the motions by filing an amended complaint on July 13, 2005, and FNF, along with the directors and executive officers named as defendants, has responded to the amended complaint. Recently, the magistrate judge granted the defendant’s motion to stay discovery. The amended complaint repeats the allegations of the original complaint and adds allegations about “captive reinsurance” programs, which FNF continues to believe were lawful. These “captive reinsurance” programs have been the subject of investigations by several state departments of insurance and attorneys general. FNT is obligated to indemnify FNF in connection with this matter under the separation agreement that was entered into in connection with the distribution of FNT common stock and the Company intends to vigorously defend this action.
      None of the cases described above includes a statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial. Two of the Ohio cases state that the damages per class member are less than the jurisdictional limit for removal to federal court.
      The Company receives inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies from time to time about various matters relating to its business. Sometimes these take the form of civil investigative subpoenas. The Company attempts to cooperate with all such inquiries. From time to time, the Company is assessed fines for violations of regulations or other matters or enters into settlements with such authorities which require the Company to pay money or take other actions.
      In the Fall of 2004, the California Department of Insurance began an investigation into reinsurance practices in the title insurance industry. In February 2005 FNF was issued a subpoena to provide information to the California Department of Insurance as part of its investigation. This investigation paralleled similar inquiries of NAIC, which began earlier in 2004. The investigations have focused on arrangements in which title insurers would write title insurance generated by realtors, developers and lenders and cede a portion of the premiums to a reinsurance company affiliate of the entity that generated the business.
      The Company recently negotiated a settlement with the California Department of Insurance in 2005 with respect to that department’s inquiry into these arrangements, which the Company refers to as captive reinsurance arrangements. Under the terms of the settlement, the Company will refund approximately $7.7 million to those consumers whose California property was subject to a captive reinsurance arrangement and paid a penalty of $5.6 million. The Company also recently entered into similar settlements with 26 other states, in which the Company agreed to refund a total of approximately $1.2 million to policyholders. Other state insurance departments and attorneys general and HUD also have made formal or informal inquiries of the Company regarding these matters.
      The Company has been cooperating and intends to continue to cooperate with the other ongoing investigations. The Company has discontinued all captive reinsurance arrangements. The total amount of premiums the Company ceded to reinsurers was approximately $10 million over the existence of these agreements. The remaining investigations are continuing and the Company currently is unable to give any assurance regarding their consequences for the industry or for FNT.
      Additionally, the Company has received inquiries from regulators about its business involvement with title insurance agencies affiliated with builders, realtors and other traditional sources of title insurance business, some of which the Company participated in forming as joint ventures with its subsidiaries. These inquiries have focused on whether the placement of title insurance with the Company through these affiliated agencies is proper or an improper form of referral payment. Like most other title insurers, the Company participates in these affiliated business arrangements in a number of states. The Company recently entered into a settlement with the Florida Department of Financial Services under which it agreed to refund approximately $3 million in premiums received though these types of agencies in Florida and paid a fine of $1 million. The other pending inquiries are at an early stage and as a result the Company can give no assurance as to their likely outcome.
      Since 2004, the Company’s subsidiaries have received civil subpoenas and other inquiries from the New York State Attorney General (the “NYAG”), requesting information about their arrangements with agents and customers and other matters relating to, among other things, rates, rate calculation practices, use of blended rates in multi-state transactions, rebates, entertainment expenses, and referral fees. Title insurance rates in New York are set by regulation and generally title insurers may not charge less than the established rate. Among other things, the NYAG has asked for information about an industry practice (called “blended rates” and “delayed blends”) in which discounts on title insurance on properties outside New York are sometimes given in connection with multi-state commercial transactions in which one or more of the properties is located in New York or where a credit is given in subsequent transactions. The NYAG is also reviewing the possibility that our Chicago Title subsidiary may have provided incorrect data in connection with rate-setting proceedings in New York and in connection with reaching a settlement of a class action suit over charges for title insurance issued in 1996 through 2002. The New York State Insurance Department has also joined the NYAG in the latter’s wide-ranging review of the title insurance industry and the Company. The Company can give no assurance as to the likely outcome of these investigations, including but not limited to whether they may result in fines, monetary settlements, reductions in title insurance rates or other actions, any of which could adversely affect us. The Company is cooperating fully with the NYAG and New York State Insurance Department inquiries into these matters.
      Further, U.S. Representative Oxley, the Chairman of the House Financial Services Committee, recently asked the Government Accountability Office (the “GAO”) to investigate the title insurance industry. Representative Oxley stated that the Committee is concerned about payments that certain title insurers have made to developers, lenders and real estate agents for referrals of title insurance business. Representative Oxley asked the GAO to examine, among other things, the foregoing relationships and the levels of pricing and competition in the title insurance industry. The Company is unable to predict the outcome of this inquiry or whether it will adversely affect the Company’s business or results of operations.
      Finally, the California Department of Insurance has recently begun to examine levels of pricing and competition in the title insurance industry in California, with a view to determining whether prices are too high and if so, implementing rate reductions. New York, Colorado, Florida, Nevada, and Texas insurance regulators have also announced similar inquiries (or other reviews of title insurance rates) and other states could follow. At this stage, the Company is unable to predict what the outcome will be of this or any similar review. See “Risk Factors — State regulation of the rates we charge for title insurance could adversely affect our results of operations.”
      The Company and its subsidiaries, FIS and Fidelity Information Services, Inc. (“FI”), together with certain of its employees, were named on March 6, 2006 as defendants in a civil lawsuit brought by Grace & Digital Information Technology Co., Ltd. (“Grace”), a Chinese company that formerly acted as a sales agent for Alltel Information Services (“AI”), the predecessor to Fidelity Information Services, in China.
      Grace originally filed a lawsuit in December 2004 in state court in Monterey County, California, alleging that FI breached the sales agency agreement between Grace and AI by failing to pay Grace commissions on certain contracts in 2001 and 2003. However, the 2001 contracts were never completed and the 2003 contracts, as to which Grace provided no assistance were for a different project and were executed one and one-half years after FI terminated the sales agency agreement with Grace. In addition to its breach of contract claim, Grace also alleged that FNF violated the Foreign Corrupt Practices Act (FCPA) in its dealings with a bank customer in China. FNF denied Grace’s allegations in this California lawsuit.
      In December 2005, the Monterey County court dismissed the lawsuit on the grounds of inconvenient forum. On March 6, 2006, Grace filed a new lawsuit in the United States District Court for the Middle District of Florida arising from the same transaction, and added an additional allegation to its complaint that FNF violated the Racketeer Influenced and Corrupt Organizations Act (RICO) in its dealings with the same bank customer. FNF and its subsidiaries intend to defend this case vigorously. On March 6, 2006, FNF filed its motion to dismiss this lawsuit and denied Grace’s underlying allegations.
      FNF and its counsel have investigated these allegations and, based on the results and extent of the investigations completed to date, FNF does not believe that there have been any violations of the FCPA or RICO, or that the ultimate disposition of these allegations or the lawsuit will have a material adverse impact on FNF’s or any of its subsidiaries’ financial position, results of operations or cash flows. FNF is fully cooperating with the Securities and Exchange Commission and the U.S. Department of Justice in connection with their inquiry into these allegations.

Item 4.	Submission of Matters to a Vote of Security Holders
      None
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the New York Stock Exchange under the symbol “FNF”. The following table shows, for the periods indicated, the high and low sales prices of our common stock, as reported by the New York Stock Exchange, and the amounts of dividends per share declared on our common stock.

				Cash Dividends
	High	Low		Declared

Year ended December 31, 2005
First quarter	$47.00	$30.35	(a)	$10.25	(a)
Second quarter	36.98	30.05		.25
Third quarter	44.71	35.56		.25
Fourth quarter	45.56	35.50	(b)	.25
Year ended December 31, 2004
First quarter	$39.62	$34.59		$.18
Second quarter	41.06	33.34		.18
Third quarter	38.94	35.69		.43	(c)
Fourth quarter	45.67	34.90		—

(a)	During the first quarter of 2005, we declared and paid a $10.00 special dividend.

(b)	During the fourth quarter of 2005, we distributed to our stockholders 17.5% of the outstanding shares of common stock of FNT which resulted in a reduction in our stock price of $4.06 on the ex-dividend date.

(c)	During the third quarter of 2004, we declared and paid an $.18 dividend and declared a $.25 dividend that was paid in the fourth quarter on our common stock.
      The foregoing amounts have been adjusted to give retroactive effect to a 10% stock dividend in February 2004.
      On March 1, 2006, the last reported sale price of our common stock on the New York Stock Exchange was $37.32 per share. As of March 1, 2006, we had approximately 3,186 stockholders of record.
      On February 8, 2006, our Board of Directors formally declared a $0.25 per share cash dividend that is payable on March 30, 2006 to stockholders of record as of March 15, 2006.
      Our current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements.
      Since we are a holding company, our ability to pay dividends will depend largely on the ability of our subsidiaries to pay dividends to us, and the ability of our title insurance subsidiaries to do so is subject to, among other factors, their compliance with applicable insurance regulations. As of December 31, 2005, $1,898.5 million of FNT’s net assets are restricted from dividend payments without prior approval from the Departments of Insurance in the States where our title insurance subsidiaries are domiciled. During 2006, FNT’s directly owned title insurance subsidiaries can pay dividends or make distributions to FNT of approximately $289.9 million without prior approval. The limits placed on such subsidiaries’ abilities to pay dividends affect FNT’s ability to pay dividends to us. In addition, under its credit facilities, FIS is limited in the amount of dividends it can pay to $60 million per year, plus certain other amounts, except that dividends may not be paid if any event of default under such facilities shall have occurred or be continuing or would result from such payment. In addition, any dividends paid by FNT and FIS would also be received by their respective public stockholders. Our ability to declare dividends is subject to restrictions under our existing credit agreement at the FNF level. We do not believe the restrictions contained in our credit agreement will, in the foreseeable future, adversely affect our ability to pay cash dividends at the current dividend rate.
      On April 24, 2002, our Board of Directors approved a three-year stock repurchase program whereby we could repurchase up to 7,562,500 shares of our common stock. Purchases can be made from time to time in the open market, in block purchases or in privately negotiated transactions. As of December 31, 2005, we had repurchased a total of 5,004,258 shares of our common stock under this stock repurchase plan. During 2005, we did not purchase any shares of common stock under this plan. However, on April 6, 2005, we acquired 2,250,000 shares at a purchase price of $31.50 per share from ALLTEL, Inc. that ALLTEL had acquired as part of our purchase of AIS in 2003.

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

	Year Ended December 31,

	2005(1)	2004(2)	2003(3)	2002	2001(4)(5)

	(In thousands, except per share and other data)
Operating Data:
Revenue	$9,668,938	$8,296,002	$7,715,215	$5,082,640	$3,874,107

Expenses:
Personnel costs	3,224,678	2,786,297	2,465,026	1,476,430	1,187,177
Other operating expenses	1,716,711	1,599,124	1,448,133	945,829	711,151
Agent commissions	2,060,467	2,028,926	1,823,241	1,521,573	1,098,328
Depreciation and Amortization	406,259	338,434	227,937	74,163	118,282
Provision for claim losses	480,556	311,916	287,136	179,292	134,724
Goodwill amortization	—	—	—	—	54,155
Interest expense	172,327	47,214	43,103	34,053	46,569

	8,060,998	7,111,911	6,294,576	4,231,340	3,350,386

Earnings before income taxes, minority interest and cumulative effect of a change in accounting principle	1,607,940	1,184,091	1,420,639	851,300	523,721
Income tax expense	573,391	438,114	539,843	306,468	209,488

Earnings before minority interest and cumulative effect of a change in accounting principle	1,034,549	745,977	880,796	544,832	314,233
Minority interest	70,443	5,015	18,976	13,115	3,048

Earnings before cumulative effect of a change in accounting principle	964,106	740,962	861,820	531,717	311,185
Cumulative effect of a change in accounting principle, net of income taxes	—	—	—	—	(5,709)

Net earnings	$964,106	$740,962	$861,820	$531,717	$305,476

	Year Ended December 31,

	2005(1)	2004(2)	2003(3)	2002	2001(4)(5)

	(In thousands, except per share and other data)
Per Share Data:
Basic earnings per share before cumulative effect of a change in accounting principle	$5.58	$4.33	$5.81	$4.05	$2.41
Cumulative effect of a change in accounting principle, net of income taxes, basic basis	—	—	—	—	(.05)

Basic net earnings per share	$5.58	$4.33	$5.81	$4.05	$2.36

Weighted average shares outstanding, basic basis	172,839	171,014	148,275	131,135	129,316
Diluted earnings per share before cumulative effect of a change in accounting principle	$5.43	$4.21	$5.63	$3.91	$2.34
Cumulative effect of a change in accounting principle, net of income taxes, diluted basis	—	—	—	—	(.05)

Diluted net earnings per share	$5.43	$4.21	$5.63	$3.91	$2.29

Weighted average shares outstanding, diluted basis	177,597	176,000	153,171	135,871	133,189
Dividends declared per share	$11.00	$.79	$.54	$.32	$.26
Balance Sheet Data:
Investments(6)	$4,564,189	$3,346,276	$2,689,817	$2,565,815	$1,823,512
Cash and cash equivalents(7)	513,394	331,222	459,655	482,600	542,620
Total assets	11,104,617	9,270,535	7,263,175	5,245,951	4,415,998
Notes payable	3,217,019	1,370,556	659,186	493,458	565,690
Reserve for claim losses	1,113,506	1,000,474	945,237	890,148	881,089
Minority interests and preferred stock of subsidiary	636,304	18,874	14,835	131,797	47,166
Stockholders’ equity	3,279,775	4,700,091	3,873,359	2,253,936	1,638,870
Book value per share(8)	$18.84	$27.24	$23.50	$17.13	$12.65
Other Data:
Orders opened by direct title operations	3,615,400	3,680,200	4,820,700	3,228,300	2,635,200
Orders closed by direct title operations	2,487,000	2,636,300	3,694,000	2,290,300	1,770,600
Provision for claim losses to title insurance premiums	7.2%	5.5%	5.4%	5.0%	5.0%
Title related revenue(9):
Percentage direct operations	56.0%	54.8%	59.7%	55.3%	59.0%
Percentage agency operations	44.0%	45.2%	40.3%	44.7%	41.0%

(1)	Our financial results for the year ended December 31, 2005 includes in revenue and net earnings a $318.2 million gain on sale relating to the issuance of subsidiary stock, approximately $100.0 million in additional income tax expense relating to the distribution to our shareholders of a 17.5% interest of FNT and additional minority interest expense related to the minority interest issued in FNT and FIS. (See Note A of the Notes to Consolidated Financial Statements).

(2)	Our financial results for the year ended December 31, 2004 include the results of various entities acquired on various dates during 2004, as discussed in “Business — Recent Developments” and Note B of Notes to Consolidated Financial Statements.

(3)	Our financial results for the year ended December 31, 2003 include the results of our acquisition of ALLTEL Information Services, Inc. for the period from April 1, 2003, the acquisition date, through December 31, 2003, and include the results of operations of various other entities acquired on various dates during 2003, as discussed in Note B of Notes to Consolidated Financial Statements.

(4)	Our financial results for the year ended December 31, 2001 include the results of the former operations of Vista Information Solutions, Inc. (“Vista”) for the period from August 1, 2001, the acquisition date, through December 31, 2001. In the fourth quarter of 2001, we recorded certain charges totaling $10.0 million, after applicable taxes, relating to the discontinuation of small-ticket lease origination at FNF Capital and the wholesale international long distance business at Micro General Corporation.

(5)	During 2001, we recorded a $5.7 million, after-tax charge, reflected as a cumulative effect of a change in accounting principle, as a result of adopting Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, (“EITF 99-20”).

(6)	Investments as of December 31, 2005, 2004, 2003, 2002 and 2001 include securities pledged to secure trust deposits of $656.0 million, $546.0 million, $448.1 million, $474.9 million and $319.1 million, respectively. Investments as of December 31, 2005 include securities pledged relating to our securities lending program of $138.7 million.

(7)	Cash and cash equivalents as of December 31, 2005, 2004, 2003, 2002 and 2001 include cash pledged to secure trust deposits of $234.7 million, $195.2 million, $231.1 million, $295.1 million and $367.9 million, respectively. Cash and cash equivalents as of December 31, 2005 include cash pledged relating to our securities lending program of $143.4 million.

(8)	Book value per share is calculated as stockholders’ equity at December 31 of each year presented divided by actual shares outstanding at December 31 of each year presented.

(9)	Includes title insurance premiums and escrow and other title related fees.

Selected Quarterly Financial Data (Unaudited)
      Selected quarterly financial data is as follows:

	Quarter Ended

	March 31,(1)	June 30,	September 30,	December 31,(2)

	(In thousands, except per share data)
2005
Revenue	$2,271,638	$2,434,891	$2,530,527	$2,431,882
Earnings before income taxes and minority interest	530,280	337,802	374,518	365,340
Net earnings	444,497	190,042	214,403	115,164
Basic earnings per share	2.57	1.10	1.24	.66
Diluted earnings per share	2.51	1.07	1.21	.64
Dividends paid per share	10.25	.25	.25	.25
2004
Revenue	$1,836,818	$2,204,238	$2,159,879	$2,095,067
Earnings before income taxes and minority interest	242,855	360,038	299,626	281,572
Net earnings	150,241	222,053	193,802	174,866
Basic earnings per share	0.91	1.29	1.12	1.01
Diluted earnings per share	0.88	1.26	1.09	.98
Dividends paid per share	.18	.18	.18	.25

(1)	The quarter ended March 31, 2005 includes in revenue and net earnings a $318.2 million gain on sale relating to the issuance of subsidiary securities (See Note A of Notes to Consolidated Financial Statements).

(2)	The quarter ended December 31, 2005 includes in net earnings approximately $100.0 million in additional income tax expense relating to the distribution to our shareholders of a 17.5% interest in FNT. (See Note A of Notes to Consolidated Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Form 10-K.
Overview
      We are a holding company that is a provider of outsourced products and services to a variety of industries. During 2005, we completed certain strategic initiatives, including contributing our title operations to a newly formed subsidiary, Fidelity National Title Group, Inc. (“FNT”) (NYSE:FNT) which in turn became a majority-owned, publicly traded company; selling a minority interest in our subsidiary Fidelity National Information Services Inc. (FIS); and agreeing to merge FIS with a separate publicly traded company, Certegy Inc. (“Certegy”). Certegy is now known as Fidelity National Information Services, Inc. (“FIS”) (NYSE:FIS). Through FNT, we are the United States’ largest title insurance company, with approximately 30.5% national market share. Through FIS, we provide industry leading data processing, payment and risk management services to financial institutions and retailers. Through our other wholly-owned subsidiaries, we are a leading provider of specialty insurance products, including flood insurance, homeowners insurance and home warranty insurance. Since February 1, 2006 when we closed our acquisition of a 40% interest in Sedgwick CMS (“Sedgwick”), we are now a provider of outsourced insurance claims management services to large corporate and public sector entities.

      We have four reporting segments:

•	Fidelity National Title Group, Inc. This segment consists of the operations of our majority owned subsidiary, FNT. FNT’s title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issued approximately 30.5% of all title insurance policies issued nationally during 2005. FNT provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Fidelity National Information Services, Inc. This segment consists of the operations of our majority owned subsidiary, FIS. FIS provides transaction processing services, consisting principally of technology solutions for banks and other financial institutions, credit and debit card services and check risk management and related services for retailers and others. FIS also provides lender processing services, consisting principally of technology solutions for mortgage lenders, selected mortgage origination services such as title agency and closing services, default management and mortgage information services. FIS’s credit and debit card services and check risk management services were added through our merger with Certegy. This merger closed in February 2006 and as a result these businesses are not included in the historical financial information in this report.

•	Specialty Insurance. The specialty insurance segment, consisting of our various non-title insurance subsidiaries, issues flood, home warranty, homeowners, automobile and certain niche personal lines insurance policies.

•	Corporate and Other. The corporate and other segment consists of the operations of the parent holding company and certain other unallocated corporate overhead expenses.
Business Trends and Conditions
Fidelity National Title Group, Inc.
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
      Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, our commercial real estate title insurance business can generate revenues which are not dependent on the industry cycles discussed above.
      Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. For example, beginning in the second half of 1999 and through 2000, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions. As a result, the market shifted from a refinance-driven market in 1998 to a more traditional market driven by new home purchases and resales in 1999 and 2000. However, beginning in January 2001 and continuing through June of 2003, the Federal Reserve Board reduced interest rates by 550 basis points, bringing interest rates down to their lowest level in recent history, which again significantly increased the volume of refinance activity. In 2004 and 2005, mortgage rates increased as the Federal Reserve Board increased interest rates by 325 basis points since June 2004, resulting in decreases in refinance activity. Notwithstanding the increase in interest rates, home prices appreciated strongly in many markets in 2004, benefiting our revenues. In 2005, refinance activity has been lower than in 2004, but purchase loan originations continued to increase and home prices have continued to appreciate. The decreased refinance activity is evidenced by the Mortgage Bankers Association’s (“MBA”) statistics showing that approximately 46.5% of new loan originations in 2005 were refinance transactions as compared with approximately 52.8% in 2004. The ten-year treasury rate has increased from 3.0% in June 2003 to 4.5% at the end of 2005. According to the MBA, U.S. mortgage originations (including refinancings) were approximately $2.4 trillion, $2.8 trillion and $3.8 trillion in 2005, 2004 and 2003, respectively. The MBA’s Mortgage Finance Forecast estimates a $2.24 trillion mortgage origination market for 2006, which would be a 19.2% decrease from 2005. The MBA further forecasts that the 19.2% decrease will result from purchase transactions declining from $1.49 billion in 2005 to $1.43 billion in 2006 or 3.6% and refinance transactions dropping from $1.29 billion to $0.81 billion or 37.1%. We expect that current interest rate levels and any future increase in interest rates will most likely result in lower levels of mortgage originations in 2006 than in 2005 or 2004.
      Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. Recently, the third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial customers desiring to complete transactions by year-end. Significant changes in interest rates may alter these traditional seasonal patterns due to the effect the cost of financing has on the volume of real estate transactions.
Fidelity National Information Services, Inc.
      In the financial institution processing business, increases in deposit and lending transactions can positively affect our business and thus the condition of the overall economy can have an effect on growth. While this business generally is not significantly affected by the cyclicality of real estate transactions, our ability to expand its mortgage loan processing business is correlated to the total number of mortgage loans outstanding.
      FIS competes for both licensing and outsourcing business, and thus is affected by the decisions of financial institutions to outsource the services FIS provides instead of simply licensing its applications. As a provider of outsourcing solutions, FIS benefits from the greater revenues that result from a financial institution’s decision to outsource its processing to FIS. Generally, financial institutions of all sizes will consider outsourcing information technology and business process services to varying degrees, although smaller financial institutions are more likely to outsource all information technology functions to companies such as FIS since they generally do not have the staff, budget or competencies to implement and operate highly complex technical environments. Larger financial institutions have historically chosen to limit outsourcing to specific application functions or services in connection with a particular product or operation such as mortgage processing. Generally, demand for outsourcing solutions has increased over time as providers such as FIS realize economies of scale and improve their ability to provide services that improve customer efficiencies and reduce costs.
      FIS may be affected by the consolidation trend in the banking industry. This trend may be beneficial or detrimental to the financial institution processing and mortgage loan processing businesses. When consolidations occur, merger partners often operate disparate systems licensed from competing service providers. The newly formed entity generally makes a determination to migrate its core systems to a single platform. When a financial institution client is involved in a consolidation, FIS may benefit by expanding the use of its services if they are chosen to survive the consolidation and support the newly combined entity. Conversely, FIS may lose market share if a customer of FIS is involved in a consolidation and its services are not chosen to survive the consolidation and support the newly combined entity.
      The level of residential real estate activity, which depends in part on the level of interest rates, affects the level of revenues from our loan origination services business. Revenues from loan origination services increase as the amount of mortgage originations, from both home purchases and mortgage refinancings, increases. During the second half of 2000, mortgage interest rates began to decline, causing an increase in refinance activity. This trend continued through the first six months of 2003. The increasing refinance activity, coupled with record levels of residential resale and new home sales, resulted in an exceptionally strong business climate for FIS’s mortgage origination services in 2003. Declines in refinancings since 2003 have adversely affected our revenues in 2004 and 2005 from mortgage origination services. For further information, see the discussion above under “— Fidelity National Title Group.”
      In contrast to the loan origination business, FIS believes that a higher interest rate environment may increase the volume of consumer defaults and thus favorably affect FIS’s Default Management Services business, which provides services relating to residential mortgage loans in default. The overall strength of the economy also affects default revenues.
      The level of residential real estate activity, such as the number of residential resales, new home sales and mortgage originations, also affects revenues derived from many of the services provided by our information services businesses. We experienced increased residential loan refinancing activity coupled with record levels of residential resale and new home sales during 2000 through 2003. While refinancing activity declined, residential sales remained strong in 2004 and throughout 2005.
Specialty Insurance
      Our specialty insurance business participates in the NFIP. We earn fees under that program for settling flood claims and administering the program. Our specialty insurance revenues in 2005 were significantly increased due to fee revenues we earned from settling claims related to the year’s major hurricanes, including Katrina, Rita and Wilma.
Critical Accounting Estimates
      The accounting estimates described below are those we consider critical in preparing our Consolidated Financial Statements. Management is required to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. See Note A of Notes to the Consolidated Financial Statements for a more detailed description of the significant accounting policies that have been followed in preparing our Consolidated Financial Statements.
      Reserve for Claim Losses. Title companies issue two types of policies since both the buyer and lender in real estate transactions want to know that their interest in the property is insured against certain title defects outlined in the policy. An owner’s policy insures the buyer against such defects for as long as he or she owns the property (as well as against warranty claims arising out of the sale of the property by such owner). A lender’s policy insures the priority of the lender’s security interest over the claims that other parties may have in the property. The maximum amount of liability under a title insurance policy is generally the face amount of the policy plus the cost of defending the insured’s title against an adverse claim. While most non-title forms of insurance, including property and casualty, provide for the assumption of risk of loss arising out of unforeseen future events, title insurance serves to protect the policyholder from risk of loss from events that predated the issuance of the policy.
      Unlike many other forms of insurance, title insurance requires only a one-time premium for continuous coverage until another policy is warranted due to changes in property circumstances arising from refinance, resale, additional liens, or other events. Unless we issue the subsequent policy, we receive no notice that our exposure under our policy has ended and as a result we are unable to track the actual terminations of our exposures.
      Our reserve for claim losses includes reserves for known claims (“PLR”) as well as for losses that have been incurred but not yet reported to us (“IBNR”), net of recoupments. We reserve for each known claim based on our review of the estimated amount of the claim and the costs required to settle the claim. Reserves for IBNR claims are estimates that are established at the time the premium revenue is recognized and are based upon historical experience and other factors, including industry trends, claim loss history, legal environment, geographic considerations, and the types of policies written. We also reserve for losses arising from escrow, closing and disbursement functions due to fraud or operational error.
      The table below summarizes our reserves for known claims and incurred but not reported claims.

	As of		As of
	December 31,		December 31,
	2005	%	2004	%

	(In thousands)
PLR	$231,007	21.7%	$223,202	22.8%
IBNR	832,850	78.3%	757,544	77.2%

Total Reserve	$1,063,857	100.0%	$980,746	100.0%

      Although most claims against title insurance policies are reported relatively soon after the policy has been issued, claims may be reported many years later. By their nature, claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time of settlement of the claims. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors.
      We continually update loss reserve estimates by utilizing both internal and external resources. Management performs a detailed study of loss reserves based upon the latest available information at the end of each quarter and year. In addition, an independent actuarial consulting firm assists us in analyzing our historic loss experience and developing statistical models to project ultimate loss expectancy. The actuaries prepare a formal analysis of our reserves at December 31 each year. Management examines both the quantitative and qualitative data provided by both the independent actuaries and internal sources such as our legal, claims, and underwriting departments to ultimately arrive at our best reserve estimate. Regardless of technique, all methods involve significant judgment and assumptions. Management strives to improve its loss reserve estimation process by enhancing its ability to analyze loss development patterns and we continually look for ways to identify new trends to reduce the uncertainty of our loss exposure. However, adjustments may be required as experience develops unexpectedly, new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis.
      Predicting ultimate loss exposure is predicated on evaluating past experience and adjusting for changes in current development and trends. Our independent actuaries’ work includes two principal steps. First, they use an actuarial technique known as the loss development method to calculate loss development factors for the Company. The loss development factors forecast ultimate losses for each policy year based on historic emergence patterns of the Company. Older policy year experience is applied to newer policy years to project future development. When new trends surface, the loss development factors are adjusted to incorporate the more recent development phenomena. Changes in homeownership patterns, increased property turnover rates, and a boom in refinance transactions all are examples of current events that reduce the tail exposure of the loss pattern and warrant these adjustments.
      In the second step, the loss development factors calculated in the first step are used to determine the portion of ultimate loss already reported. The percentage of ultimate losses not yet reported is then applied to the expected losses, which are estimated as the product of written premium and an expected loss ratio. The expected loss ratios are derived from an econometric model of the title insurance industry incorporating various economic variables including interest rates as well as industry related developments such as title plant automation and defalcations, which are misappropriations of funds from escrow accounts, to arrive at an expected loss ratio for each policy year.
      Using the above approach, our external actuaries develop a single point estimate, rather than a range of reserves or a set of point estimates. The point estimate provided by our independent actuaries, combined with our known claim reserves, aggregated $1,147.5 million at December 31, 2005, as compared with our carried reserve of $1,063.9 million, a difference of $83.6 million, or 7.3%. Different professional judgment in three critical assumptions was the primary driver of the difference between the independent actuary’s point estimate and our carried reserve level: different weight given to a separate projection of individually significant losses (losses greater than $500,000); adjustments based on recent experience to realize emerging changes in refinance versus home sale activity; and cost reduction expectations regarding unallocated loss adjustment expense (“ULAE”) reserves. In the independent actuary’s estimate approximately one half of the effect of projecting significant losses separately was taken into consideration; whereas, our management applied full weight to such analysis. Additionally, the independent actuary’s estimate placed less weight on the effects of refinancings in the 2001-2002 policy years, some of the largest refinance years in history; whereas our management placed moderately greater weights on the effects of refinancing assumptions in such years. Finally, adjustments to the ULAE reserves were supported by management’s analysis of the true costs expected to be incurred in a claims run-off scenario.
      In our reserve setting process, our independent actuaries fulfill a function, which is to provide information that is utilized as part of the overall mix of information that our management uses to set our reserves, but this is only one component of management’s evaluation process. While there can be no assurance as to the precision of loss reserve estimates, as shown in the table below, our development on prior years’ loss reserves over the past three years has generally been within a narrow range, using the reserve setting processes described above.
      Our analysis of our reserves as of December 31, 2005 demonstrates management’s continued efforts to improve its loss reserve estimate. In 2004, we incorporated into our methodology a separate analysis of mega claims (defined as claims with incurred amounts greater than $500,000). Prior to the separate analysis of mega claims, such claims influenced the loss development factors used in the actuarial methods by creating a multiplicative effect for newer policy years’ loss projections. The adjudication of mega claims is handled by specific attorneys and may have different emergence patterns than non-mega title claims.
      In addition, adjustments were made to reflect the reduced ultimate exposure of recent policy years due to unprecedented refinancing activity and property turnover rates. Our hypothesis, which is supported by recent data, is that a lower percentage of policies from prior years remain in force due to the substantial turnover in property mortgages. Furthermore, it is our belief that refinance transactions develop differently than resale transactions in that there appears to be an acceleration of claim activity as claims are reported more quickly. As a result, we have incorporated the effect of these assumptions into our loss projections.

      The table below presents our loss development experience for the past three years. As can be seen in the table, the variability in loss estimates over the past three years has ranged from favorable development in an amount equal to 0.4% of title premiums to adverse development of 0.7% of title premiums with the average being unfavorable development of 0.2% over the three year period. Assuming that variability of potential reserve estimates is + or - 0.4%, the effect on pretax earnings would be as presented in the last line of the table.

	2005	2004	2003

	(In thousands)
Beginning Balance	$980,746	$932,439	$887,973
Reserve Assumed	1,000	38,597	4,203
Claims Loss provision related to:
Current year	319,730	275,982	237,919
Prior years	34,980	(16,580)	10,915

Total claims loss provision	354,710	259,402	248,834

Claims paid, net of recoupments related to:
Current year	(14,479)	(19,095)	(11,591)
Prior years	(258,120)	(230,597)	(196,980)

Total claims paid, net of recoupments	(272,599)	(249,692)	(208,571)

Ending Balance	$1,063,857	$980,746	$932,439

Title Premiums	$4,948,613	$4,718,217	$4,700,750
Provision for claim losses as a percentage of title insurance premiums:
Current year	6.5%	5.8%	5.1%
Prior years	0.7%	(0.3)%	0.2%

Total Provision	7.2%	5.5%	5.3%

Sensitivity Analysis (effect on pretax earnings of a 0.4% loss ratio change)(1):
Ultimate Reserve Estimate +/-	$19,794	$18,873	$18,803

(1)	0.4% has been selected as an example; actual variability could be greater or less.
      Additionally, for our specialty insurance businesses, we have claims reserves of $45.4 million and $13.4 million, as of December 31, 2005 and 2004.
      Valuation of Investments. We regularly review our investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include: (i) our ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value; (ii) the duration and extent to which the fair value has been less than cost; and (iii) the financial condition and prospects of the issuer. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Investments are selected for analysis whenever an unrealized loss is greater than a certain threshold that we determine based on the size of our portfolio. Fixed maturity investments that have unrealized losses caused by interest rate movements are not at risk as we have the ability and intent to hold them to maturity. Unrealized losses on investments in equity securities and fixed maturity instruments that are susceptible to credit related declines are evaluated based on the aforementioned factors. Currently available market data is considered and estimates are made as to the duration and prospects for recovery, and the ability to retain the investment until such recovery takes place. These estimates are revisited quarterly and any material degradation in the prospect for recovery will be considered in the other than temporary impairment analysis. We believe that continuous monitoring and analysis has allowed for the proper recognition of other than temporary impairments over the past three year period. Any change in estimate in this area will have an impact on the results of operations of the period in which a charge is taken. During 2005 and 2004, we recorded other than temporary impairments totaling $8.3 million and $8.0 million, respectively. During 2003, we recorded no other than temporary impairments.
      Goodwill. We have made acquisitions in the past that have resulted in a significant amount of goodwill. As of December 31, 2005 and December 31, 2004, goodwill was $2,873.9 million and $2,798.2 million, respectively. The majority of our goodwill as of December 31, 2005 relates to goodwill recorded in connection with the acquisitions of Aurum in March 2004, Sanchez in April 2004, Kordoba in September 2004, InterCept in November 2004, the acquisition of the minority interest of FNIS in September 2003, the acquisitions of FI in April 2003 and ANFI in March 2003, and the Chicago Title merger in 2000. The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment test based on an analysis of the discounted future cash flows generated by the underlying assets. We have completed our annual goodwill impairment tests in each of the past three years and have determined that we have a fair value in excess of our carrying value. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill which may result in charges against earnings and a reduction in the carrying value of our goodwill.
      Other Intangible Assets. We have significant intangible assets that were acquired through business acquisitions. These assets consist of purchased customer relationships, contracts, and the excess of purchase price over the fair value of identifiable net assets acquired (goodwill), discussed above. The determination of estimated useful lives and the allocation of the purchase price to the fair values of the intangible assets requires significant judgment and may affect the amount of future amortization on intangible assets other than goodwill.
      The valuation of intangible assets such as software, purchased customer relationships and contracts involves significant estimates and assumptions concerning matters such as customer retention, future cash flows and discount rates. If any of these assumptions change, it could affect the carrying value of these assets. Purchased customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a ten-year period. Contractual relationships are generally amortized using the straight-line method over their contractual life. In 2005 and 2004, we determined that the carrying value of certain of our intangible assets may not be recoverable and recorded impairment charges of $9.3 million and $6.3 million, respectively relating to the write-off of these assets, respectively. These impairments were recorded as other operating expenses in our 2005 and 2004 Consolidated Statements of Earnings.
      Computer Software. Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight line method over a 3 year period and software acquired in business combinations is recorded at its fair value and amortized using straight line and accelerated methods over their estimated useful lives, ranging from 5 to 10 years.
      Capitalized software development costs are accounted for in accordance with either SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (SFAS No. 86), or with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. After the technological feasibility of the software has been established (for SFAS No. 86 software), or at the beginning of application development (for SOP No. 98-1 software), software development costs, which include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for SFAS No. 86 software), or prior to application development (for SOP No. 98-1 software), are expensed as incurred. For software subject to the provisions of SFAS 86, software development costs are amortized on a product by product basis commencing on the date of general release of the products, generally the greater of (1) the straight line method over its estimated useful life, which ranges from three to seven years or (2) the ratio of current revenues to total anticipated revenue over its useful life. The cost of purchased software that is subject to the provisions of SOP No. 98-1 is amortized on a straight-line basis over its estimated useful life.
      Revenue Recognition. The following describes our revenue recognition policies as they pertain to each of our segments:
      Fidelity National Title Group, Inc. Our direct title insurance premiums and escrow and other title-related fees are recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. During the second quarter of 2005, we re-evaluated our method of estimation for accruing agency title revenues and commissions and refined the method, which resulted in our recording approximately $50.0 million in additional agency revenue in the second quarter of 2005 than we would have under our prior method. The impact on net earnings of this adjustment was approximately $2.0 million. We are likely to continue to have changes to our accrual for agency revenue in the future, but as demonstrated by this second quarter adjustment, the impact on net earnings of changes in these accruals is very small.
      Fidelity National Information Services, Inc. We recognize revenues relating to processing services, software licensing and software related services, mortgage origination services, default management services and data and information services. We provide some services to customers as part of an integrated offering through multiple businesses. The revenues for services provided under these multiple element arrangements are recognized in accordance with Financial Accounting Standards Board (“FASB”) EITF Issue No. 00-21, Revenue Arrangements and Multiple Deliverables (“EITF 00-21”).
      FIS recognizes revenues relating to bank processing services and mortgage processing services along with software licensing and software related services. Several of FIS’s contracts include a software license and one or more of the following services: data processing, development, implementation, conversion, training, programming, post-contract customer support and application management. In some cases, these services are offered in combination with one another and in other cases FIS offers them individually. Revenues from bank and mortgage processing services are typically volume based depending on factors such as the number of accounts processed, transactions processed and computer resources utilized.
      The substantial majority of the revenues in this business are from outsourced data processing and application management arrangements. Revenues from these arrangements are recognized as services are performed in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104 (SAB No. 104), Revenue Recognition and related interpretations. SAB No. 104 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Revenues and costs related to implementation, conversion and programming services associated with FIS’s data processing and application management agreements during the implementation phase are deferred and subsequently recognized using the straight-line method over the term of the related services agreement. At each reporting period, FIS evaluates these deferred contract costs for impairment.
      In the event that FIS’s arrangements with its customers include more than one service, FIS determines whether the individual revenue elements can be recognized separately in accordance with EITF 00-21. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

      If all of the services are software related services as determined under the American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2 (SOP No. 97-2), entitled Software Revenue Recognition, and SOP 98-9, entitled Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions, FIS applies these pronouncements and related interpretations to determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units.
      FIS recognizes software license and post-contract customer support fees as well as associated development, implementation, training, conversion and programming fees in accordance with SOP No. 97-2 and SOP No. 98-9. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable, provided that vendor specific objective evidence, or VSOE, has been established for each element or for any undelivered elements. FIS determines the fair value of each element or the undelivered elements in multi element software arrangements based on VSOE. If the arrangement is subject to accounting under SOP No. 97-2, VSOE for each element is based on the price charged when the same element is sold separately, or in the case of post-contract customer support, when a stated renewal rate is provided to the customer. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value does not exist for one or more undelivered elements of a contract, then all revenue is deferred until all elements are delivered or fair value is determined for all remaining undelivered elements. Revenue from post-contract customer support is recognized ratably over the term of the agreement. FIS records deferred revenue for all billings invoiced prior to revenue recognition.
      With respect to a small percentage of revenues, FIS uses contract accounting, as required by SOP No. 97-2, when the arrangement with the customer includes significant customization, modification, or production of software. For elements accounted for under contract accounting, revenue is recognized in accordance with SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, using the percentage of completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract can be made. Revenues in excess of billings on these agreements are recorded as unbilled receivables and are included in trade receivables. Billings in excess of revenue recognized on these agreements are recorded as deferred revenue until revenue recognition criteria are met. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When FIS’s estimates indicate that the entire contract will be performed at a loss, a provision for the entire loss is recorded in that accounting period.
      In its mortgage origination businesses, FIS recognizes revenues from mortgage origination services which primarily consist of centralized title agency and closing services for various types of lenders. Revenues relating to centralized title agency and closing services are recognized at the time of closing of the related real estate transaction. Ancillary service fees are recognized when the service is provided. Revenue derived from these services is recognized as the services are performed in accordance with SAB No. 104 as described above.
      In its default management businesses, FIS recognizes revenues on services provided to assist customers through the default and foreclosure process, including property preservation and maintenance services (such as lock changes, window replacement, debris removal and lawn service), posting and publication of foreclosure and auction notices, title searches, document preparation and recording services, and referrals for legal and property brokerage services. Revenue derived from these services is recognized as the services are performed in accordance with SAB No. 104 as described above.
      In its information services businesses, FIS records revenue from providing data or data related services. These services principally include appraisal and valuation services, property records information, real estate tax services, borrower credit and flood zone information and multiple listing software and services. Revenue derived from these services is recognized as the services are performed in accordance with SAB No. 104 as described above.

      FIS’s flood and tax units provide various services including life of loan-monitoring services. Revenue for life of loan services is deferred and recognized ratably over the estimated average life of the loan service period, which is determined based on FIS’s historical experience. FIS evaluates its historical experience on a periodic basis, and adjusts the estimated life of the loan service period prospectively. Revenue derived from software and service arrangements included in this segment is recognized in accordance with SOP No. 97-2 as discussed above. Revenues from other services in this segment are recognized as the services are performed in accordance with SAB No. 104 as described above.
      Specialty Insurance Segment. Revenues from home warranty and personal lines insurance policies are recognized over the life of the policy, which is one year. Revenues and commissions related to the sale of flood insurance are recognized when the policy is reported.
      Accounting for Income Taxes This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing recognition of items for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. To the extent FNF establishes a valuation allowance or increases this allowance in a period, it must reflect this increase as an expense within income tax expense in the statement of earnings. Determination of the income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. Further, changes in the geographic mix of revenues or in the estimated level of annual pre-tax income can cause the overall effective income tax rate to vary from period to period.
Certain Factors Affecting Comparability
      Year ended December 31, 2005. Our Consolidated Statements of Earnings for 2005 include a full year of results for the 2004 FIS acquisitions of Aurum, Sanchez, Kordoba and InterCept and the 2004 FNT acquisition of APTIC. 2005 results also include additional interest expense incurred due to $2.8 billion of borrowings incurred as part of the recapitalization of FIS, a gain on sale of minority interest in FIS and additional minority interest expense relating to that transaction and to the FNT distribution.
      Year ended December 31, 2004. Our Consolidated Statements of Earnings for 2004 include the full year results of operations of FI, which we acquired on April 1, 2003, and various other entities acquired on various dates during 2004 and in 2003, as discussed in Note B of Notes to Consolidated Financial Statements. Our weighted average shares outstanding increased in 2004 as compared with 2003 primarily as a result of issuing shares of our common stock to finance the acquisitions of ANFI, FI, FNIS, Hansen, Aurum and Sanchez. As such, basic and diluted net earnings per share decreased in 2004 as compared with 2003, at a greater rate than our decrease in net earnings.
Results of Operations

Consolidated Results of Operations
      Net Earnings. The following table presents certain financial data for the years indicated:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Total revenue	$9,668,938	$8,296,002	$7,715,215

Total expenses	$8,060,998	$7,111,911	$6,294,576

Net earnings	$964,106	$740,962	$861,820

Basic net earnings per share	$5.58	$4.33	$5.81

Diluted net earnings per share	$5.43	$4.21	$5.63

      Revenue. The following table presents the components of our revenue:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Direct title insurance premiums	$2,261,499	$2,128,902	$2,400,870
Agency title insurance premiums	2,683,545	2,610,426	2,337,381
Escrow and other title related fees	1,157,022	1,042,243	1,056,448
Transaction processing	2,570,372	2,118,672	1,561,761
Specialty insurance	428,939	239,256	135,231
Interest and investment income	146,519	70,874	60,345
Gain on sale of minority interest in FIS	318,209	—	—
Realized gains and losses, net	53,876	36,961	106,385
Other income	48,957	48,668	56,794

Total revenue	$9,668,938	$8,296,002	$7,715,215

Orders opened by direct title operations	3,615,400	3,680,200	4,820,700
Orders closed by direct title operations	2,487,000	2,636,300	3,694,000
      Total revenue in 2005 increased $1,372.9 million to $9,668.9 million, an increase of 16.6% over 2004. Total revenue in 2004 increased $580.8 million to $8,296.0 million, an increase of 7.5% over 2003. The increase in revenue in 2005 is attributable to a full year of results from our 2004 acquisitions by FIS, increased title revenues, and an increase in revenues from our specialty insurance group attributable to growth and substantial flood claim processing revenues recorded in the fourth quarter of 2005. Also included in this revenue growth was a net $318.2 million non-operating gain on the issuance of subsidiary stock relating to the sale of a minority interest in FIS. The increase in revenue in 2004 is primarily attributable to a full year of results from the 2003 acquisitions of FI and Webtone, along with the 2004 acquisitions of Aurum, Sanchez, Kordoba and InterCept by FIS, and an increase in the specialty insurance segment relating to significant organic growth, offset in part by a reduction in realized gains and losses.
      The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,

	2005		2004		2003

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Direct(1)	$2,261,499	45.7%	$2,128,902	44.9%	$2,400,870	50.7%
Agency(1)	2,683,545	54.3%	2,610,426	55.1	2,337,381	49.3

Total title insurance premiums	$4,945,044	100.0%	$4,739,328	100.0%	$4,738,251	100.0%

(1)	Includes premiums reported by FNT and the portion of title premiums FIS reports as commissions in its mortgage origination business in connection with the policies issued by FNT with respect to which FIS acts as title agent.
      Title insurance premiums, including those attributable to FNT and FIS, were $4,945.0 million in 2005, $4,739.3 million in 2004 and $4,738.3 million in 2003. Direct title premiums increased from 2004 to 2005 and decreased from 2003 to 2004 while agency title premiums increased during both periods. The increase in direct title premiums in 2005 as compared to 2004 is primarily due to an increase in fee per file as the number of orders decreased in the same period. The decrease in direct title premiums in 2004 as compared to 2003 is primarily due to a reduction in refinancing activity experienced in 2004 as compared with 2003 and was partially offset by an increase in the average fee per file. The fee per file tends to increase as mortgage interest rates rise, and the mix of business changes from a predominantly refinance-driven market to more of a resale-driven market. The increases in average fee per file also reflects substantial appreciation in home prices during both periods and the strong levels of commercial activity in 2005 as compared to 2004. The decrease in closed order levels in each period reflects a weaker refinance market, partially offset by a strong, stable purchase market.
      In 2005, our mix of direct and agency title premiums stayed relatively consistent, with agency premiums making up 54.3% of total premiums compared with 55.1% in 2004. Agency premiums made up 49.3% of total premiums in 2003. During the second quarter of 2005, we reevaluated our method of estimation for accruing agency title revenues and commissions and refined the method which resulted in our recording approximately $50 million in additional agency revenue in the second quarter of 2005 than we would have under our prior method. The impact on net earnings of this adjustment was approximately $2 million. A change in agency premiums has a much smaller effect on profitability than the same change in direct premiums would have because our margins as a percentage of premiums for agency business are significantly lower than the margins realized from our direct operations due to commissions paid to our agents and other costs related to the agency business. Agency premiums increased in 2004 by $273.0 million, of which $193.5 million was attributed to our acquisition of APTIC in March 2004. The remainder of the increase can be attributed to our agents’ mix of business being different from our direct operations and the agency business not fluctuating as much in relation to the refinancing environment.
      Trends in escrow and other title related fees are primarily related to title insurance activity generated by our direct operations. Escrow and other title related fees during the three-year period ended December 31, 2005, fluctuated in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts. Escrow and other title related fees were $1,157.0 million, $1,042.2 million and $1,056.4 million, respectively, during 2005, 2004 and 2003.
      Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in 2005 was $146.5 million compared with $70.8 million in 2004 and $60.3 million in 2003. Average invested assets increased 30.1% to $4,711.4 million, from $3,622.0 million in 2004. The tax equivalent yield in 2005, excluding realized gains and losses, was 3.8% as compared with 2.6% in 2004 and 2.4% in 2003. Interest and investment income increased $10.5 million, or 17.4% in 2004 to $70.8 million from $60.3 million in 2003.
      Net realized gains and losses for 2005, 2004 and 2003 were $53.9 million, $37.0 million and $106.4 million, respectively. Net realized gains in 2004 include $16.2 million relating to the investment in Covansys warrants at FIS. Net realized gains in 2003 includes a $51.7 million realized gain as a result of InterActive Corp’s acquisition of Lending Tree Inc. and the subsequent sale of our Interactive Corp. common stock and a realized gain of $25.0 million on the sale of New Century Financial Corporation common stock.
      Other income represents revenue generated by other smaller businesses included within our segments. Other income was $49.0 million in 2005, $48.7 million in 2004 and $56.8 million in 2003.
      Expenses. The following table presents the components of our expenses:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Personnel costs	$3,224,678	$2,786,297	$2,465,026
Other operating expenses	1,716,711	1,599,124	1,448,133
Agent commissions	2,060,467	2,028,926	1,823,241
Depreciation and amortization	406,259	338,434	227,937
Provision for claim losses	480,556	311,916	287,136
Interest expense	172,327	47,214	43,103

Total expenses	$8,060,998	$7,111,911	$6,294,576

      Our operating expenses consist primarily of personnel costs, other operating expenses, which in our title insurance business are incurred as orders are received and processed, and agent commissions, which are incurred as revenue is recognized. Title insurance premiums, escrow and other title related fees are generally recognized as income at the time the underlying transaction closes. As a result, direct title operations revenue lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short time lag exists in reducing variable costs and certain fixed costs are incurred regardless of revenue levels. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. Beginning during the second half of 2003, as open orders on refinance transactions declined with the increase in mortgage interest rates, we began reducing personnel costs with the reduction of approximately 22% of the title and escrow workforce from July to December of 2003. We maintained personnel at appropriate levels during 2005 and 2004, including a reduction of approximately 8% of the title and escrow workforce in the fourth quarter of 2005, and will continue to monitor prevailing market conditions and adjust personnel costs in accordance with activity.
      Personnel costs include base salaries, commissions, benefits and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $3,224.7 million, $2,786.3 million and $2,465.0 million for the years ended December 31, 2005, 2004 and 2002, respectively. Personnel costs, as a percentage of total revenue, were 33.4% in 2005, compared with 33.6% in 2004 and 32.0% in 2003. The increase in personnel costs as a percentage of total revenue in 2005 and 2004 as compared to 2003 can be attributed primarily to the incremental personnel costs as we grew FIS through acquisition as much of its business requires many programmers and other personnel with an information technology background who generally have high average salaries. Also included in personnel costs for 2005, 2004 and 2003 is approximately $34.1 million, $21.8 million and $6.2 million in compensation expense relating to stock based compensation plans, respectively. See Note M of Notes to Consolidated Financial Statements.
      Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance, depreciation, amortization of other intangibles and trade and notes receivable allowances. Other operating expenses decreased as a percentage of total revenue to 17.7% in 2005 from 19.2% in 2004 and increased from 19.1% in 2003. The decrease in other operating expenses as a percentage of total revenue in 2005 as compared to 2004 is in part the result of the inclusion in revenues of the gain on issuance of subsidiary stock in 2005. Excluding this gain, other operating expenses were 18.4% of revenues in 2005.
      Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
      The following table illustrates the relationship of agent title premiums and agent commissions:

	Year Ended December 31,

	2005		2004		2003

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Agent title premiums	$2,683,545	100.0%	$2,610,426	100.0%	$2,337,381	100.0%
Agent commissions	2,060,467	76.8	2,028,926	77.7	1,823,241	78.0

Net	$623,078	23.2%	$581,500	22.3%	$514,140	22.0%

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

      A summary of the reserve for claim losses for title and specialty insurance is as follows:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Beginning balance	$1,000,474	$945,237	$890,148
Reserves assumed(1)	1,000	38,597	8,622
Claim loss provision related to:
Current year	423,212	313,403	260,326
Prior years	57,344	(1,487)	26,810

Total claim loss provision	480,556	311,916	287,136
Claims paid, net of recoupments related to:
Current year	(79,708)	(44,385)	(27,083)
Prior years	(288,816)	(250,891)	(213,586)

Total claims paid, net of recoupments	(368,524)	(295,276)	(240,669)

Ending balance	$1,113,506	$1,000,474	$945,237

Ending balance of FNT claim loss reserves for title insurance only	$1,063,857	$980,746	$932,439

Provision for claim losses for FNT as a percentage of title insurance premiums only	7.2%	5.5%	5.4%

(1)	We assumed Service Link’s outstanding reserve of $1.0 million for claim losses in connection with its acquisition in 2005. We assumed APTIC’s outstanding reserve for claim losses in connection with its acquisition in 2004. We assumed LSI’s and ANFI’s outstanding reserve for claim losses in connection with their acquisitions in 2003.
      The unfavorable title loss provision amounts in 2005 reflect a higher estimated loss for the 2005 policy year as well as higher than expected incurred losses and payment levels on previously issued policies. The title loss provision in 2004 reflects a higher estimated loss for the 2004 policy year offset in part by a favorable adjustment from previous policy years. The unfavorable development during 2003 reflects higher than expected payment levels on previously issued policies.
      Interest expense for the years ended December 31, 2005, 2004 and 2003 was $172.3 million, $47.2 million and $43.1 million, respectively. The increase in interest expense in 2005 is attributable to $2.8 billion in borrowings relating to the recapitalization of FIS in the first quarter of 2005. The increase in interest expense in 2004 is attributable to the increase in outstanding balances relating to our credit facilities and a full year of interest relating to our $250.0 million aggregate principal amount of 5.25% notes.
      Income tax expense as a percentage of earnings before income taxes for 2005, 2004 and 2003 was 35.6%, 37.0% and 38.0%, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year, such as the acquisition of FI and operating income versus investment income. The decrease in 2005 is partially attributable to the fact that no income taxes were provided for the gain on the issuance of subsidiary stock as our tax basis in our investment in FIS exceeded the book basis on the date of the sale. This was offset by the approximately $100.0 million in tax expense recorded in connection with the FNT distribution. The decrease in 2004 is due to a change in state income tax apportionment.
      Minority interest expense for 2005, 2004 and 2003 was $70.4 million, $5.0 million and $19.0 million, respectively. The increase in minority interest expense in 2005 relates to recording minority interest expense on the earnings of FIS since the March 9, 2005 sale of a 25% minority interest and recording minority interest on the earnings of FNT since the October 17, 2005 distribution to our shareholders. The decrease in minority interest expense in 2004 is primarily due to our acquisition of the minority interest of FNIS, which we acquired in 2003.

Segment Results of Operations

Fidelity National Title Group, Inc.
      The following table presents certain financial data for the years indicated:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Direct title insurance premiums	$2,184,993	$2,003,447	$2,105,317
Agency title insurance premiums	2,763,973	2,714,770	2,595,433

Total title premiums	4,948,966	4,718,217	4,700,750
Escrow and other title-related fees	1,162,344	1,039,835	1,058,729

Total title and escrow	6,111,310	5,758,052	5,759,479
Interest and investment income	118,084	64,885	56,708
Realized gains and losses, net	44,684	22,948	101,839
Other income	41,783	43,528	52,689

Total revenue	6,315,861	5,889,413	5,970,715

Personnel costs	1,897,904	1,680,805	1,692,895
Other operating expenses	935,263	849,554	817,597
Agent commissions	2,140,912	2,117,122	2,035,810
Depreciation and amortization	102,105	95,718	79,077
Provision for claim losses	354,710	259,402	248,834
Interest expense	16,663	3,885	4,582

Total expenses	5,447,557	5,006,486	4,878,795

Earnings before income taxes and minority interest	868,304	882,927	1,091,920
Income tax expense	327,351	323,598	407,736

Earnings before minority interest	540,953	559,329	684,184
Minority interest	1,972	1,165	859

Net earnings	$538,981	$558,164	$683,325

Orders opened by direct title operations	3,052,805	3,142,945	3,771,393
Orders closed by direct title operations	2,169,656	2,249,792	2,916,201
      Total revenue in 2005 increased $426.4 million to $6,315.9 million, an increase of 7.2% compared to 2004 with increases in direct and agency title premiums and escrow and other title-related fees. Total revenue in 2004 decreased $81.3 million, or 1.4% to $5,889.4 million from $5,970.7 million in 2003. Although the mix of direct and agency title premiums changed from 2003 to 2004, total title premiums and escrow and other title-related fees remained fairly consistent in 2004 as compared with 2003.

      Title insurance premiums were $4,949.0 million in 2005, $4,718.2 million in 2004, and $4,700.8 million in 2003. The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,

	2005		2004		2003

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Direct	$2,184,993	44.2%	$2,003,447	42.5%	$2,105,317	44.8%
Agency	2,763,973	55.8%	2,714,770	57.5	2,595,433	55.2

Total title insurance premiums	$4,948,966	100.0%	$4,718,217	100.0%	$4,700,750	100.0%

      Direct title premiums increased from 2004 to 2005 and decreased from 2003 to 2004. From 2004 to 2005, an increase in average fee per file was partially offset by a decrease in closed order levels. From 2003 to 2004, a decrease in closed order levels was partially offset by an increase in average fee per file. The average fee per file in our direct operations was $1,487, $1,324, and $1,081 in 2005, 2004, and 2003, respectively. The increases in the average fee per file in 2005 and 2004 were consistent with the overall decline in the level of refinance activity experienced during those years. The fee per file tends to increase as mortgage interest rates rise, and the mix of business changes from a predominantly refinance-driven market to more of a resale-driven market because resale transactions generally involve the issuance of both a lender’s policy and an owner’s policy whereas refinance transactions typically only require a lender’s policy. The increases in average fee per file also reflects substantial appreciation in home prices during both periods and the strong levels of commercial activity in 2005 as compared to 2004. The decrease in closed order levels in each period reflects a weaker refinance market, partially offset by a strong, stable purchase market.
      Agency premiums increased $49.2 million in 2005 and $119.3 million in 2004. During the second quarter of 2005, we reevaluated our method of estimation for accruing agency title revenues and commissions and refined the method which resulted in our recording approximately $50.0 million in additional agency revenue in the second quarter of 2005 than we would have under our prior method. The impact on net earnings of this adjustment was approximately $2.0 million. A change in agency premiums has a much smaller effect on profitability than the same change in direct premiums would have because our margins as a percentage of gross premiums for agency business are significantly lower than the margins realized from our direct operations due to commissions paid to our agents and other costs related to the agency business. The increase in agency title premiums in 2004 was primarily attributed to an increase in agency premiums of $193.5 million due to our acquisition of APTIC in March 2004 that was offset by a decrease in the amount of agency revenue provided by FIS’s title agency operations. Margins on agency revenues are generally lower than margins on direct title insurance revenues. Agency revenues from FIS title agency businesses were $80.9 million, $106.3 million, and $284.9 million in 2005, 2004, and 2003, respectively.
      Trends in escrow and other title-related fees are primarily related to title insurance activity generated by our direct operations. Escrow and other title-related fees during the three-year period ended December 31, 2005, fluctuated in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts. Escrow and other title-related fees were $1,162.3 million, $1,039.8 million, and $1,058.7 million during 2005, 2004, and 2003, respectively.
      Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in 2005 was $118.1 million, compared with $64.9 million in 2004 and $56.7 million in 2003. The increase in interest and investment income in 2005 is primarily due to an increase in the short-term investment and fixed income asset base and an increase in interest rates. Average invested assets were $3,732.6 million, $3,226.2 million and $2,811.5 million in 2005, 2004, and 2003, respectively. The tax equivalent yield in 2005, excluding realized gains and losses, was 3.8%, as compared with 2.7% in 2004 and 2.5% in 2003.

      Net realized gains and losses for 2005, 2004, and 2003 were $44.7 million, $22.9 million, and $101.8 million, respectively. Net realized gains in 2003 included a $51.7 million realized gain resulting from IAC InterActive Corp.’s acquisition of Lending Tree Inc. and the subsequent sale of our IAC Interactive Corp. common stock and a realized gain of $21.8 million on the sale of New Century Financial Corporation common stock.
      Other income represents revenue generated by other smaller real-estate related businesses that are not directly title-related. Other income was $41.8 million, $43.5 million, and $52.7 million in 2005, 2004, and 2003, respectively.
      Our operating expenses consist primarily of personnel costs and other operating expenses, which are incurred as orders are received and processed and agent commissions which are incurred as revenue is recognized. Title insurance premiums, escrow and other title-related fees are generally recognized as income at the time the underlying transaction closes. As a result, direct operations revenue lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short time lag exists in reducing variable costs and certain fixed costs are incurred regardless of revenue levels. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. Beginning during the second half of 2003, as open orders on refinance transactions declined with the increase in mortgage interest rates, we began reducing personnel costs with the reduction of approximately 22% of the title and escrow workforce from July to December of 2003. Considering the normal lag time between workforce reductions and the related reductions in personnel expense, we maintained personnel at appropriate levels during 2005 and 2004, including a reduction of approximately 8% of the title and escrow workforce in the fourth quarter of 2005, and will continue to monitor prevailing market conditions and adjust personnel costs in accordance with activity.
      Personnel costs include base salaries, commissions, benefits and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $1,897.9 million, $1,680.8 million, and $1,692.9 million for the years ended December 31, 2005, 2004, and 2003, respectively. Personnel costs, as a percentage of direct title insurance premiums and escrow and other title-related fees, were 56.6% in 2005, compared with 55.2% in 2004 and 53.5% in 2003. The increase in personnel costs as a percentage of related revenue in 2005 is primarily due to a recent trend in salary increases relating to increased competition for top employees and the strong real estate environment. The increase in personnel costs as a percentage of related revenue in 2004 as compared to 2003 is attributable to the lag in reducing personnel to the appropriate level based on activity.
      Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance, and trade and notes receivable allowances. Other operating expenses totaled $935.3 million, $849.6 million, and $817.6 million for the years ended December 31, 2005, 2004, and 2003, respectively. Other operating expenses as a percentage of direct title insurance premiums and escrow and other title-related fees were 27.9% in both 2005 and 2004, and 25.8% in 2003. The increase in other operating expenses as a percentage of total direct title premiums and escrow and other fees in 2004 is consistent with the increase in personnel costs as a percentage of total direct title premiums and escrow and other fees.
      Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

      The following table illustrates the relationship of agent title premiums and agent commissions:

	Year Ended December 31,

	2005		2004		2003

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Agent title premiums	$2,763,973	100.0%	$2,714,770	100.0%	$2,595,433	100.0%
Agent commissions	2,140,912	77.5	2,117,122	78.0	2,035,810	78.4

Net margin	$623,061	22.5%	$597,648	22.0%	$559,623	21.6%

      The provision for claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly.
      A summary of the reserve for claim losses is as follows:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Beginning balance	$980,746	$932,439	$887,973
Reserves assumed(1)	1,000	38,597	4,203
Claim loss provision related to:
Current year	319,730	275,982	237,919
Prior years	34,980	(16,580)	10,915

Total claim loss provision	354,710	259,402	248,834
Claims paid, net of recoupments related to:
Current year	(14,479)	(19,095)	(11,591)
Prior years	(258,120)	(230,597)	(196,980)

Total claims paid, net of recoupments	(272,599)	(249,692)	(208,571)

Ending balance	$1,063,857	$980,746	$932,439

Provision for claim losses as a percentage of title and specialty insurance premiums	7.2%	5.5%	5.3%

(1)	We assumed the outstanding reserve for claim losses of Service Link, APTIC, and ANFI in connection with their acquisitions in 2005, 2004, and 2003, respectively.
      Management continually updates loss reserve estimates as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. The unfavorable title loss provision amounts in 2005 reflect a higher estimated loss for the 2005 policy year as well as higher than expected incurred losses and payment levels on previously issued policies. The title loss provision in 2004 reflects a higher estimated loss for the 2004 policy year offset in part by a favorable adjustment from previous policy years. The unfavorable development during 2003 reflects higher than expected payment levels on previously issued policies.
      Interest expense for the years ended December 31, 2005, 2004, and 2003 was $16.7 million, $3.9 million, and $4.6 million, respectively. The increase in 2005 relates primarily to an increase in average borrowings as compared to the prior year including the $500 million in notes due to FNF and borrowings on the Credit Facility in 2005.
      Income tax expense as a percentage of earnings before income taxes for 2005, 2004, and 2003 was 37.7%, 36.6%, and 37.3%, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year, such as underwriting income versus investment income.

Fidelity National Information Services, Inc.

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Revenue	$2,766,085	$2,331,527	$1,830,924
Interest and investment income	6,392	1,232	577
Realized gains and losses, net	3,768	12,874	(2,751)

Total revenue	2,776,245	2,345,633	1,828,750

Personnel costs	1,276,557	1,073,395	723,781
Other operating expenses	751,282	719,770	603,927
Depreciation and amortization	299,637	238,400	143,958
Provision for claim loss	1,928	133	—
Interest expense	126,778	4,496	1,569

Total expenses	2,456,182	2,036,194	1,473,235

Earnings before income taxes and minority interest	320,063	309,439	355,515
Income tax expense	119,063	116,350	137,940
Minority interest expense	4,450	3,673	14,518

Net earnings	$196,550	$189,416	$203,057

Revenues
      Total operating revenues for FIS were $2,766.1 million, $2,331.5 million and $1,830.9 million in 2005, 2004 and 2003, respectively. The increase in revenue in 2005 of $434.6 million as compared to 2004 is primarily attributable to an increase of $355.2 million, or 28.0%, from our financial institution processing and mortgage loan processing businesses which is the result of including a full year of results for the 2004 acquisitions of Aurum, Sanchez, Kordoba, and Intercept. The 2004 acquisitions of Aurum, Sanchez, Kordoba and InterCept and other smaller acquisitions contributed $301.1 million of the increase in 2005 compared with 2004. Revenues from information services businesses increased $122.8 million in 2005, as compared to 2004, primarily due to organic growth of this business. These increases were partially offset by a $24.3 million decrease in revenues in the mortgage origination and default management businesses in 2005 as compared to 2004. The increase in revenue in 2004 of $500.6 million as compared to 2003 was primarily attributable to an increase of $567.8 million, or 80.9%, from our financial institution processing and mortgage loan processing businesses which is the result of including a full year of results for the 2003 acquisitions of FI and Webtone and the 2004 acquisitions of Aurum, Sanchez, Kordoba and InterCept. Revenues from information services businesses increased $75.0 million in 2004, as compared to 2003, primarily due to organic growth of this business. These increases were partially offset by a $180.9 million decrease in revenues in the loan origination businesses in 2004 as compared to 2003 due to decreased activity as refinancing volumes decreased.

Expenses
      Personnel costs were $1,276.6 million, $1,073.4 million and $723.8 million in 2005, 2004 and 2003, respectively. As a percentage of revenues, personnel costs were 46.2%, 46.0% and 39.5% in 2005, 2004 and 2003, respectively. Personnel costs increased as a percentage of revenues during the past three years due to the fact that an increased percentage of our business relates to our software and processing businesses and these employees are from the high-technology industry which typically demand higher wages. The $203.2 million increase in 2005 as compared to 2004 was primarily related to an increase of $179.3 million in our financial institution processing and mortgage loan processing businesses which resulted from a full year’s activity being included for our 2004 acquisitions in this area. Personnel costs relating to mortgage origination and default management services were relatively steady in 2005 and 2004, while there was an $18.7 million increase in our personnel costs relating to our information services businesses. The increase in personnel costs in 2004 as compared to 2003 was primarily the result of a full year of costs from our 2003 acquisitions along with the incremental costs relating to 2004.
      Other operating expenses consist primarily of data processing costs, professional fees, facilities expenses, postage and courier services, computer services, advertising expenses, general insurance, and trade and notes receivable allowances. Other operating expenses were $751.3 million, $719.8 million and $603.9 million in 2005, 2004 and 2003, respectively. The increase in 2005 as compared to 2004 included an increase in data processing costs of approximately $35.0 million which primarily related to our financial institution processing and mortgage loan processing businesses. As a percentage of revenues, other operating costs were 27.1%, 30.7% and 33.0% in 2005, 2004 and 2003, respectively.
      Depreciation and amortization expenses were $299.6 million, $238.4 million and $144.0 million in 2005, 2004 and 2003, respectively. The increase in depreciation and amortization primarily relates to amortization of computer software and other intangible assets acquired over the past three year period.
      Interest expense was $126.8 million, $4.5 million and $1.6 million in 2005, 2004 and 2003, respectively. The increase in 2005 relates primarily to interest expense incurred on the $2.8 billion of borrowings relating to the recapitalization transaction in March of 2005.
      Income tax expense as a percentage of earnings before income taxes for 2005, 2004, and 2003 was 37.2%, 37.6%, and 38.8%, respectively. Through March 9, 2005, FIS was included in FNF’s consolidated tax return, but on that date, it became a separate entity for tax purposes. The provision for income taxes is calculated as though FIS were a stand-alone taxpaying entity during the annual periods presented. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability and changes in its components from year to year.

Specialty Insurance Segment

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Revenue	$428,939	$239,256	$135,231
Interest and investment income	8,991	3,315	1,629
Realized gains and losses, net	73	249	563

Total revenue	438,003	242,820	137,423

Personnel costs	40,451	28,815	19,821
Other operating expenses	135,320	127,936	67,742
Depreciation and amortization	4,279	3,259	3,186
Provision for claim losses	124,055	51,254	31,442
Interest expense	377	4	—

Total expenses	304,482	211,268	122,191

Earnings before income taxes	133,521	31,552	15,232
Income tax expense	50,204	11,674	5,788

Net earnings	$83,317	$19,878	$9,444

Revenues
      Revenues from specialty insurance were $428.9 million, $239.3 million and $135.2 million in 2005, 2004 and 2003, respectively, and include revenues from the issuance of flood, home warranty and personal lines insurance policies. In our flood insurance business, we provide coverage under NFIP, the U.S. federal flood insurance program, and receive fees for assistance in settling claims. The increase in revenues in 2005 as compared with 2004 was primarily the result of significant revenues generated by the processing of flood claims relating to the 2005 hurricane season that were recorded in the fourth quarter of 2005 and organic growth of these business lines in 2005. The increase in revenues in 2004 as compared with 2003 was primarily the result of significant organic growth of these business lines in 2004.

Expenses
      Personnel costs were $40.5 million, $28.8 million and $19.8 million in 2005, 2004 and 2003, respectively. As a percentage of total specialty insurance revenues, personnel costs were 9.2%, 11.9% and 14.4% in 2005, 2004 and 2003, respectively. The decrease as a percentage of revenues in 2005 and 2004 is primarily the result of organic growth of the business lines, which has not required a proportionate increase in personnel.
      Other operating expenses in the specialty insurance segment were $135.3 million, $127.9 million and $67.7 million in 2005, 2004 and 2003, respectively. The growth in revenues has not coincided with a proportionate increase in other operating costs.
      Claim loss expense was $124.1 million, $51.3 million and $31.4 million in 2005, 2004 and 2003, respectively. As a percentage of premiums earned the claim loss provision was 65.8%, 43.0% and 50.5% in 2005, 2004 and 2003, respectively. The substantial increase in 2005 was primarily the result of increased claims incurred due to three hurricanes, Katrina, Rita and Wilma.

Corporate and Other Segment
      The corporate and other segment is primarily comprised of the operations of our parent holding company and smaller entities not included in our operating subsidiaries. It generated $145.3 million in net income in 2005, largely due to the gain on sale of subsidiary securities in connection with the sale of a minority interest in FIS, offset by related income tax and by minority interest expense.
Liquidity and Capital Resources
      Cash Requirements. Our cash requirements include debt service, operating expenses, taxes, capital expenditures, systems development, treasury stock repurchases, business acquisitions and dividends on our common stock. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities and borrowings through public debt offerings and existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to match cash inflows with cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
      Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are executed within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to FNT. As of December 31, 2005, $1,898.5 million of FNT’s net assets were restricted from dividend payments without prior approval from the Departments of Insurance. During 2006, FNT’s first tier title subsidiaries can pay or make distributions to FNT of approximately $289.9 million without prior approval. FNT currently plans to pay dividends of $1.16 per share to its stockholders in 2006, which would amount to approximately $166.1 million in payments to us, based on our ownership of 143.2 million shares. In 2005, we received dividends of $338.6 million from FNT, of which $150.0 million was initially paid in the form of a note which was subsequently repaid with the proceeds of new borrowings at FNT that increased debt on a consolidated basis, $145.0 million was paid in cash by one of our title insurance subsidiaries and $35.8 million which was paid to us pursuant to the $0.25 dividend declared and paid by FNT in the fourth quarter of 2005 based on our ownership of approximately 143.2 million shares. Our underwritten title companies and FIS collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries. Positive cash flow from these subsidiaries is invested primarily in cash and cash equivalents. Also, the new FIS credit facility (discussed below) limits FIS’s ability to pay us dividends.
      In connection with the distribution of FNT stock, FNT issued two $250 million intercompany notes payable to us, with terms that mirrored our existing $250 million 7.30% public debentures due in August 2011 and $250 million 5.25% public debentures due in March 2013. Interest on each mirror note accrues from the last date on which interest on our corresponding notes was paid and at the same rate. The mirror notes mature on the maturity dates of our corresponding notes. Upon any acceleration of maturity of our notes, whether upon redemption or an event of default of our notes, FNT must repay the corresponding mirror note. Following the issuance of the intercompany notes, FNT filed a Registration Statement on Form S-4, pursuant to which FNT offered to accept the outstanding FNF notes in exchange for new FNT notes issued having substantially the same terms. On January 18, 2006, FNT completed these exchange offers and received $241.3 million in aggregate principal amount of our 7.30% Notes due August 15, 2011, and the entire $250.0 million in aggregate principal amount of our 5.25% Notes due March 15, 2013. The notes received by FNT in the exchange were subsequently delivered to us in partial redemption of the 7.30% Mirror Note due August 15, 2011, and in full redemption of the 5.25% Mirror Note due March 15, 2013. In order to reflect the partial redemption of the 7.30% Mirror Note due August 15, 2011, the original note has been replaced with an identical Mirror Note with a principal balance of $8.7 million, which reflects the unredeemed portion of the original Mirror Note. Interest on each mirror note has been accrued from the last date on which interest on the corresponding FNF notes was paid and at the same rate. The remaining mirror notes mature on the maturity dates of the corresponding notes. FNT may seek to acquire some or all of the 7.30% FNF notes remaining outstanding, through purchases in the open market, privately negotiated purchases or otherwise. In the event that any such notes are acquired, we anticipate that FNT would deliver the notes to us in further redemption of the remaining 7.30% Mirror Note due August 15, 2011.
      Capital Expenditures. Total capital expenditures for property and equipment were $149.9 million, $134.3 million, and $141.3 million in 2005, 2004, and 2003, respectively. Total capital expenditures for software were $166.1 million, $94.9 million, and $63.9 million in 2005, 2004, and 2003, respectively. In addition to amounts already spent, FIS expects to spend an incremental $40 million over the next few years on the development of its mortgage servicing platform. With respect to the core banking software, during 2006 FIS expects to spend approximately $55.0 million on development, enhancements and integration projects. FIS expects to capitalize a portion of those expenditures.
      Financing. On October 17, 2005, we entered into a new Credit Agreement, dated as of October 17, 2005, with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto. This credit agreement replaced our prior $700.0 million, 5-year revolving credit facility which was due November 4, 2008.
      The Credit Agreement provides for a $250 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the Borrowers from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association LIBOR rate plus a margin of between .675%-2.25%, all-in including commitment fees, depending on the Company’s then current public debt credit rating from the rating agencies.
      The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type, including, among other things, limits on the creation of liens and on sales of assets and the incurrence of indebtedness, restrictions on investments and limitations on restricted payments and transactions with affiliates. The Credit Agreement also contains customary financial covenants regarding net worth, fixed charge coverage, total debt to total capitalization and a minimum unencumbered cash balance. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. The Credit Agreement also requires a pledge of subsidiary stock if our ratings decline to certain below investment grade credit ratings.
      Also on October 17, 2005, FNT entered into a Credit Agreement, dated as of October 17, 2005, with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto (the “FNT Credit Agreement”).
      The FNT Credit Agreement provides for a $400 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the FNT Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association LIBOR rate plus a margin of between .35%-1.25%, depending on FNT’s then current public debt credit rating from the rating agencies. On October 24, 2005, FNT borrowed $150 million under its $400 million credit facility at a rate per annum equal to LIBOR + 0.625% in order to repay a $150 million intercompany note issued by one of FNT’s subsidiaries to the Company in August 2005. Prior to December 31, 2005, $50 million of this borrowing was repaid.
      The FNT Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets and the incurrence of indebtedness, restrictions on investments, and limitations on restricted payments and transactions with affiliates and certain amendments. The FNT Credit Agreement requires FNT to maintain investment grade debt ratings, certain financial ratios related to liquidity and statutory surplus and certain levels of capitalization. The FNT Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy-related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate.
      On March 9, 2005, we completed a recapitalization plan of FIS. FIS entered into $3.2 billion in senior credit facilities consisting of a $800.0 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, the “Term Loan Facilities”) and a $400.0 million revolving credit facility (“Revolver”) with a consortium of lenders led by Bank of America. FIS fully drew upon the entire $2.8 billion in Term Loan Facilities to consummate the recapitalization. FIS used proceeds from the loans to repay the outstanding principal and interest on a $2.7 billion note it previously paid as a dividend to us. We in turn used these funds to pay $1.8 billion as a special cash dividend of $10.00 per share to our shareholders and $400 million to pay down our existing credit facility. The remainder will be used for general corporate purposes. Revolving credit borrowings and Term A Loans bear interest at a floating rate, which will be, at the borrowers’ option, either the British Bankers Association LIBOR or base rate plus, in both cases, an applicable margin, which is subject to adjustment based on the senior secured leverage ratio of the borrowers. The Term B Loans bear interest at either the British Bankers Association LIBOR plus 1.75% per annum or, at the borrowers’ option, a base rate plus 0.75% per annum. The borrowers may choose one month, two month, three month, six month, and to the extent available, nine month or one year LIBOR, which then applies for a period of that duration. Interest is due at the end of each interest period, provided that for LIBOR loans that exceed three months, the interest is due three months after the beginning of such interest period. The Term Loan A matures in March 2011, the Term Loan B in March 2013, and the Revolver in March 2011. The Term Loan Facilities are subject to quarterly amortization of principal in equal installments of .25% of the original principal amount with the remaining balance payable at maturity. As a result of these scheduled repayments, the aggregate principal balance of the Term Loan Facilities was $2.5 billion at December 31, 2005. In addition to the scheduled amortization, and with certain exceptions, the Term Loan Facilities are subject to mandatory prepayment from excess cash flow which is reduced based on senior-secured leverage, issuance of additional equity and debt and sales of certain assets. Voluntary prepayments of both the Term Loan Facilities and revolving loans and commitment reductions of the revolving credit facility are permitted at any time without fee upon proper notice and subject to minimum dollar requirements.
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
      On March 9, 2005, FIS used proceeds from the Term Loans to repay all outstanding principal and interest on a $2.7 billion principal amount promissory note that it distributed to FNF as a dividend on March 8, 2005. On March 9, 2005, FIS also completed its minority interest sale, in which it issued common shares representing a 25% interest in FIS to an investor group for $500 million. FIS used the proceeds of that issuance and the remaining Term Loan proceeds to retire its former revolving credit facility, as described below, and pay expenses relating to the recapitalization and the minority interest sale. These expenses totaled $79.2 million, and included certain fees and expenses of the investor group totaling approximately $45.7 million. The remaining proceeds from the Term Loans and minority interest sale were retained to use for general corporate purposes.
      Following the recapitalization, FIS is highly leveraged. As of December 31, 2005, it is paying interest on the term loan facilities at a rate of one month LIBOR plus 1.50% to 1.75% (5.86 — 6.11%). At that rate, the annual interest on the remaining $1,854.0 million of debt not swapped into a fixed rate obligation as described below would be $112.8 million. A one percent increase in the LIBOR rate would increase its annual debt service on this portion of the Term Loan Facilities by $18.8 million. The credit rating assigned to the Term Loan Facilities and Revolver by Standard & Poor’s is currently BB.
      On April 11, 2005, FIS entered into interest rate swap agreements which have effectively fixed the interest rate at approximately 6.1% through April 2008 on $350 million of the Term Loan B Facility and at approximately 5.9% through April 2007 on an additional $350.0 million of the Term Loan B Facility. The estimated fair value of the cash flow hedges results in an asset of the Company of $5.2 million as of December 31, 2005, which is included in the accompanying consolidated balance sheet in prepaid expenses and other assets and as a component of accumulated other comprehensive earnings, net of deferred taxes.
      As described above, subsequent to year end FIS merged with Certegy in a transaction in which Certegy was the surviving company. We owned 50.7% of the common stock of Certegy upon completion of the merger. Certegy currently pays quarterly dividends to its shareholders of $0.05 per share and is expected to continue to do so following the merger. Upon completion of the merger, Certegy became a co-borrower under FIS’s senior credit facilities. The facilities were amended to limit the amount of dividends the combined company can pay on its common stock to $60 million per year, plus certain other amounts, except that dividends on the common stock may not be paid if any event of default under the facilities shall have occurred or be continuing or would result from such payment.

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
      On November 5, 2003 we entered into a new credit agreement providing for a $700.0 million, 5-year revolving credit facility due November 4, 2008. The credit agreement bore interest at a variable rate based on the debt ratings assigned to us by certain independent agencies, and is unsecured. In addition, we paid a 0.23% facility fee on the entire facility. On March 9, 2005, we used a portion of the proceeds received from the FIS note to pay this line down completely although we did not terminate this facility. In conjunction with the new credit agreement entered into on October 17, 2005, we terminated this agreement.
      During the second quarter of 2005, we began lending fixed maturity and equity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At December 31, 2005, we had security loans outstanding with a fair value of $138.7 million included in accounts payable and accrued liabilities and we held cash in the amount of $143.4 million as collateral for the loaned securities.
      Seasonality. Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. Recently, the third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth calendar quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. Significant changes in interest rates may alter these traditional seasonal patterns due to the effect the cost of financing has on the volume of real estate transactions.
      Contractual Obligations. Our long term contractual obligations generally include our loss reserves, our credit agreements and other debt facilities and operating lease payments on certain of our premises and equipment. As of December 31, 2005, our required annual payments relating to these contractual obligations were as follows:

	2006	2007	2008	2009	2010	Thereafter	Total

	(Dollars in thousands)
Notes payable	$61,095	$44,130	$38,048	$31,269	$129,839	$2,912,638	$3,217,019
Operating lease payments	163,181	135,386	98,421	68,192	37,281	35,882	538,343
Purchase commitments	44,200	30,000	30,000	25,000		—	129,200
Pension and post retirement payments	12,906	12,140	16,544	14,169	14,634	110,717	181,110
Title claim losses	206,734	171,112	137,247	106,564	79,572	362,628	1,063,857

Total	$488,116	$392,768	$320,260	$245,194	$261,326	$3,421,865	$5,129,529

      As of December 31, 2005 we had title insurance reserves of $1,063.9 million. The amounts and timing of these obligations are estimated and are not set contractually. Nonetheless, based on historical title insurance claim experience, we anticipate the above payment patterns. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:

•	future mortgage interest rates, which will affect the number of real estate and refinancing transactions and, therefore, the rate at which title insurance claims will emerge;

•	the legal environment whereby court decisions and reinterpretations of title insurance policy language to broaden coverage could increase total obligations and influence claim payout patterns;

•	events such as fraud, defalcation, and multiple property title defects that can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments;

•	loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments; and

•	claims staffing levels whereby claims may be settled at a different rate based on the future staffing levels of the claims department.
      In addition to the amounts shown in the table, at December 31, 2005, we held claim reserves of $45.4 million in respect of our specialty insurance reserves. Because of uncertainty with respect to the precise payout pattern of these reserves, and their small size, we have not allocated them to the periods shown, although we would expect the substantial majority of these amounts to be paid in 2006. In addition, the above tables do not reflect long-term contractual obligations of Certegy, which merged with FIS after December 31, 2005. Certegy’s long-term contractual obligations totaled $528.0 million as of December 31, 2005.
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
      Additional Minimum Pension Liability Adjustment. Discount rates that are used in determining our December 31, 2005 projected benefit obligation and 2005 net periodic pension costs were based on prevailing interest rates as of December 31, 2005. Similar to prior years, we considered investment grade corporate bond yields at that date as an appropriate basis in determining the discount rate. A decrease in the discount rate used at December 31, 2005 resulted in an additional minimum pension liability adjustment. As such, we recorded a net-of-tax charge of $6.8 million to accumulated other comprehensive loss in 2005 in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”.
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
      Off-Balance Sheet Arrangements. Other than facility and equipment leasing arrangements, we do not engage in off-balance sheet financing activities. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that will be part of our corporate campus and headquarters. The lease expires on September 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of December 31, 2005, approximately $40.8 million had been drawn on the facility to finance land costs and related fees and expenses. The leases include guarantees by us of up to 85.0% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in other operating expenses in the Consolidated Statements of Earnings after the end of the construction period.
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
      In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2005 related to these arrangements.
Recent Accounting Pronouncements
      In December 2004, the FASB issued FASB Statement No. 123R (“SFAS No. 123R”), “Share-Based Payment”, which requires that compensation cost relating to share-based payments be recognized in our financial statements. We are implementing this standard effective January 1, 2006. During 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003. We elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. SFAS No. 123R does not allow for the prospective method, but requires the recording of expense relating to the vesting of all unvested options beginning January 1, 2006. Since we adopted SFAS No. 123 in 2003, the impact of recording additional expense in 2006 under SFAS No. 123R relating to options granted prior to January 1, 2003 is insignificant.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
      Our Consolidated Balance Sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. See “Business — Investment Policies and Investment Portfolio” and Note C of Notes to Consolidated Financial Statements. The following sections address the significant market risks associated with our financial activities for the year ended December 31, 2005.
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
Effects of Certain Hypothetical Changes
      Caution should be used in evaluating our overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because our reserve for claim losses (representing 15.5% of total liabilities) is not included in the hypothetical effects.
      The hypothetical effects of changes in market rates or prices on the fair values of financial instruments would have been as follows as of or for the year ended December 31, 2005:

a. An approximate $101.9 million net increase (decrease) in the fair value of fixed maturity securities would have occurred if interest rates were 100 basis points (lower) higher as of December 31, 2005. The change in fair values was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

b. An approximate $44.5 million net increase (decrease) in the fair value of equity securities would have occurred if there was a 20% price increase (decrease) in market prices.

c. It is not anticipated that there would be a significant change in the fair value of other long-term investments or short-term investments if there was a change in market conditions, based on the nature and duration of the financial instruments involved.

d. Interest expense on average variable rate debt outstanding would have increased (decreased) approximately $24.0 million, if interest rates increased (decreased) 100 basis points for 2005.

Item 8.	Financial Statements and Supplementary Data
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Fidelity National Financial, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Fidelity National Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fidelity National Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Fidelity National Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Fidelity National Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
March 13, 2006
Jacksonville, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Fidelity National Financial, Inc.:
      We have audited the accompanying Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2005. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of internal control over financial reporting of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
March 13, 2006
Jacksonville, Florida
Certified Public Accountants

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except
	share data)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at December 31, 2005 includes $305,717 and $135,249 of pledged fixed maturities related to secured trust deposits and the securities lending program, respectively, and at December 31, 2004 includes $265,639 of pledged fixed maturity securities related to secured trust deposits	$3,074,617	$2,332,231
Equity securities, at fair value at December 31, 2005 includes $3,401 of pledged equities related to the securities lending program	210,168	135,465
Other long-term investments	162,910	190,456
Short-term investments, at December 31, 2005 and 2004 includes $350,256 and $280,351 of pledged fixed maturities related to secured trust deposits	1,116,494	688,124

Total investments	4,564,189	3,346,276
Cash and cash equivalents, at December 31, 2005 includes $234,709 and $143,412 of pledged fixed maturities related to secured trust deposits and the securities lending program, respectively, and at December 31, 2004 includes $195,200 of pledged fixed maturity securities related to secured trust deposits	513,394	331,222
Trade and notes receivables, net of allowance of $34,037 in 2005 and $35,909 in 2004	637,808	562,864
Goodwill	2,873,861	2,798,249
Prepaid expenses and other assets	655,651	431,756
Capitalized software	530,341	440,780
Other intangible assets	641,420	672,185
Title plants	312,801	302,201
Property and equipment, net	375,152	385,002

	$11,104,617	$9,270,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities, at December 31, 2005 includes $138,650 of security loans related to the securities lending program	$1,241,860	$946,578
Deferred revenue	494,888	394,811
Notes payable	3,217,019	1,370,556
Reserve for claim losses	1,113,506	1,000,474
Secured trust deposits	882,602	735,295
Deferred tax liabilities	130,846	103,167
Income taxes payable	107,817	689

	7,188,538	4,551,570
Minority interests and preferred stock of subsidiary	636,304	18,874
Stockholders’ equity:
Preferred stock, $.0001 par value; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock, $.0001 par value; authorized, 250,000,000 shares as of December 31, 2005 and 2004; issued, 182,024,039 as of December 31, 2005 and 178,321,790 as of December 31, 2004	18	18
Additional paid-in capital	3,530,969	3,424,261
Retained earnings	103,665	1,515,215

	3,634,652	4,939,494
Accumulated other comprehensive loss	(78,867)	(27,353)
Unearned compensation	(11,523)	(18,437)
Less treasury stock, 8,016,507 shares as of December 31, 2005 and 5,765,846 shares as of December 31, 2004, at cost	(264,487)	(193,613)

	3,279,775	4,700,091

	$11,104,617	$9,270,535

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Revenue:
Direct title insurance premiums	$2,261,499	$2,128,902	$2,400,870
Agency title insurance premiums	2,683,545	2,610,426	2,337,381
Escrow and other title related fees	1,157,022	1,042,243	1,056,448
Transaction processing	2,570,372	2,118,672	1,561,761
Specialty insurance	428,939	239,256	135,231
Interest and investment income	146,519	70,874	60,345
Gain on sale of minority interest in FIS	318,209	—	—
Realized gains and losses, net	53,876	36,961	106,385
Other income	48,957	48,668	56,794

	$9,668,938	$8,296,002	$7,715,215

Expenses:
Personnel costs	3,224,678	2,786,297	2,465,026
Other operating expenses	1,716,711	1,599,124	1,448,133
Agent commissions	2,060,467	2,028,926	1,823,241
Depreciation and amortization	406,259	338,434	227,937
Provision for claim losses	480,556	311,916	287,136
Interest expense	172,327	47,214	43,103

	8,060,998	7,111,911	6,294,576

Earnings before income taxes and minority interest	1,607,940	1,184,091	1,420,639
Income tax expense	573,391	438,114	539,843

Earnings before minority interest	1,034,549	745,977	880,796
Minority interest	70,443	5,015	18,976

Net earnings	$964,106	$740,962	$861,820

Basic net earnings per share	$5.58	$4.33	$5.81

Weighted average shares outstanding, basic basis	172,839	171,014	148,275

Diluted net earnings per share	$5.43	$4.21	$5.63

Weighted average shares outstanding, diluted basis	177,597	176,000	153,171

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Net earnings	$964,106	$740,962	$861,820

Other comprehensive earnings (loss):
Unrealized (losses) gains on investments, net(1)	(23,545)	8,299	55,836
Foreign currency translation unrealized gain (loss)(2)	(19,637)	14,819	(490)
Reclassification adjustments for gains included in net earnings(3)	(18,904)	(28,816)	(67,552)
Reclassification adjustments relating to minority interests	17,356	—	—
Minimum pension liability adjustment(4)	(6,784)	(11,764)	(9,988)

Other comprehensive earnings (loss)	(51,514)	(17,462)	(22,194)

Comprehensive earnings	$912,592	$723,500	$839,626

(1)	Net of income tax (benefit) expense of $(12.9) million, $5.7 million and $37.2 million for 2005, 2004 and 2003, respectively.

(2)	Net of income tax expense (benefit) of $(0.5) million, $0.7 million and $(0.3) million for 2005, 2004 and 2003, respectively.

(3)	Net of income tax expense (benefit) of $11.1 million, $17.8 million and $45.0 million for 2005, 2004 and 200, respectively.

(4)	Net of income tax benefit of $(2.0) million, $(6.9) million and $(6.4) million in 2005, 2004 and 2003, respectively.
See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other		Treasury Stock
			Paid-In	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Compensation	Shares	Amount

	(In thousands, except per share data)
Balance, December 31, 2002	133,618	13	1,551,636	738,522	12,303	(1,628)	2,023	(46,910)
Purchase of treasury stock	—	—	—	—	—	—	1,775	(45,436)
Retirement of treasury stock	(989)	—	(27,261)	—	—	—	(989)	27,261
Issuance of restricted stock	879	—	26,292	—	—	(22,989)	—	—
Exercise of stock options	3,459	1	38,012	—	—	—	—	—
Tax benefit associated with the exercise of stock options	—	—	18,914	—	—	—	—	—
Acquisition of ANFI	5,183	1	139,288	—	—	(2,559)	—	—
Acquisition of FIS	11,207	1	274,999	—	—	—	—	—
Acquisition of the minority interest of FNIS	14,293	1	420,424	—	—	1,628	—	—
Other comprehensive loss — unrealized loss on foreign currency	—	—	—	—	(490)	—	—	—
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	(11,716)	—	—	—
Other comprehensive loss — minimum pension liability adjustment	—	—	—	—	(9,988)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	2,531	—	—
Capital transactions of investees and less than 100% owned subsidiaries	—	—	5,704	—	—	—	—	—
Adoption of SFAS No. 123	—	—	5,833	—	—	—	—	—
Cash dividends declared ($0.54 per share)	—	—	—	(82,848)	—	—	—	—
Net earnings	—	—	—	861,820	—	—	—	—

Balance, December 31, 2003	167,650	17	2,453,841	1,517,494	(9,891)	(23,017)	2,809	(65,085)
Purchase of treasury stock	—	—	—	—	—	—	2,961	(128,723)
Retirement of treasury stock	(4)	—	(195)	—	—	—	(4)	195
Issuance of restricted stock	6	—	192	—	—	(155)	—	—
Exercise of stock options	5,039	—	76,899	—	—	—	—	—
Tax benefit associated with the exercise of stock options	—	—	36,085	—	—	—	—	—
Acquisition of Aurum Technology, Inc	3,144	1	121,369	—	—	—	—	—
Acquisition of Hansen Quality Loan Services, Inc	220	—	8,500	—	—	—	—	—
Acquisition of Sanchez Computer Associates, Inc	2,267	—	95,579	—	—	(3,823)	—	—
Acquisition of InterCept, Inc	—	—	12,031	—	—	—	—	—
Other comprehensive earnings — unrealized gain on foreign currency	—	—	—	—	14,819	—	—	—
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	(20,517)	—	—	—
Other comprehensive loss — minimum pension liability adjustment	—	—	—	—	(11,764)	—	—	—

					Accumulated
	Common Stock		Additional		Other		Treasury Stock
			Paid-In	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Compensation	Shares	Amount

	(In thousands, except per share data)
Amortization of unearned compensation	—	—	(572)	—	—	8,202	—	—
Effect of 10% stock dividend			607,162	(607,162)	—	—	—	—
Stock-based compensation	—	—	13,370	—	—	356	—	—
Cash dividends declared ($0.79 per share)	—	—	—	(136,079)	—	—	—	—
Net earnings	—	—	—	740,962	—	—	—	—

Balance, December 31, 2004	178,322	$18	$3,424,261	$1,515,215	$(27,353)	$(18,437)	5,766	$(193,613)

Purchase of treasury stock	—	—	—	—	—	—	2,250	(70,874)
Exercise of stock options	3,665	—	51,846	—	—	—	—	—
Tax benefit associated with the exercise of stock options	—	—	34,844	—	—	—	—	—
Acquisition of Hansen Quality Loan Services, LLC	37	—	1,625	—	—	—	—	—
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	(42,449)	—	—	—
Other comprehensive earnings — unrealized loss on foreign currency	—	—	—	—	(19,637)	—	—	—
Other comprehensive loss — minimum pension liability adjustment	—	—	—	—	(6,784)	—	—	—
Other comprehensive loss — minority interest adjustment	—	—	—	—	4,581	—	—	—
Amortization of unearned compensation	—	—	—	—	—	6,451	—	—
Cancellation of restricted shares			(463)		—	463	—	—
Stock-based compensation	—	—	18,856	—	—	—	—	—
Dividend of 17.5% of Fidelity National Title Group, Inc.	—	—	—	(435,268)	12,775	—	—	—
Cash dividends declared ($11.00 per share)	—	—	—	(1,940,388)	—	—	—	—
Net earnings	—	—	—	964,106	—	—	—	—

Balance, December 31, 2005	182,024	$18	$3,530,969	$103,665	$(78,867)	$(11,523)	8,016	$(264,487)

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$964,106	$740,962	$861,820
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	406,259	338,434	227,937
Minority interest	70,443	5,015	18,976
Gain on issuance of subsidiary stock	(318,209)	—	—
Gain on sales of investments and other assets	(53,876)	(36,961)	(106,385)
Stock-based compensation cost	34,108	21,450	9,526
Tax benefit associated with the exercise of stock options	34,844	36,085	18,914
Changes in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in secured trust deposits	(3,054)	1,467	11,719
Net increase in trade receivables	(65,103)	(39,416)	(64,542)
Net (increase) decrease in prepaid expenses and other assets	(183,437)	39,302	15,111
Net increase in accounts payable, accrued liabilities, deferred revenue and other	149,236	55,246	161,146
Net increase in reserve for claim losses	114,289	15,734	42,180
Net increase (decrease) in income taxes	166,926	(6,716)	54,105

Net cash provided by operating activities	1,316,532	1,170,602	1,250,507

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	3,187,813	2,810,659	1,918,721
Proceeds from maturities of investment securities available for sale	402,285	219,084	326,407
Proceeds from sales of real estate	21,877	6,330	7,862
Collections of notes receivable	6,798	6,490	7,324
Cash received as collateral on loaned securities, net	4,822	—	—
Additions to title plants	(10,437)	(648)	(2,692)
Additions to property and equipment	(149,911)	(134,318)	(141,338)
Additions to capitalized software	(166,081)	(94,919)	(63,904)
Additions to notes receivable	(6,765)	(6,516)	(4,189)
Purchases of investment securities available for sale	(4,259,006)	(3,741,056)	(2,286,954)
Net (purchases of) proceeds from short-term investment activities	(313,432)	190,262	14,851
Sale of subsidiary, net of cash sold	454,337	5,000	—
Acquisition of businesses, net of cash acquired	(193,061)	(1,016,501)	(1,031,305)

Net cash used in investing activities	(1,020,761)	(1,756,133)	(1,255,217)

Cash Flows From Financing Activities:
Borrowings	3,001,017	911,710	130,269
Net proceeds from issuance of notes	—	—	248,118
Debt service payments	(1,159,553)	(229,367)	(226,450)
Debt issuance costs	(35,156)	(1,400)	(4,273)
Dividends paid	(1,940,388)	(136,079)	(94,566)
Exercise of stock options	51,846	76,899	38,012
Purchases of treasury stock	(70,874)	(128,723)	(45,436)

Net cash (used in) provided by financing activities	(153,108)	493,040	45,674

Net increase (decrease) in cash and cash equivalents, excluding pledged cash related to secured trust deposits	142,663	(92,491)	40,964
Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at beginning of year	136,022	228,513	187,549

Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at end of year	$278,685	$136,022	$228,513

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

Description of Business
      Fidelity National Financial, Inc. (the “Company” or “FNF”) is a holding company that is a provider of outsourced products and services to a variety of industries. During 2005, FNF completed certain strategic initiatives, including contributing its title operations into a newly formed subsidiary, Fidelity National Title Group, Inc. (“FNT”) (NYSE:FNT) which in turn became a majority-owned, publicly traded company; selling a minority interest in its subsidiary Fidelity National Information Services Inc. (“FIS”); and agreeing to merge FIS with a separate publicly traded company, Certegy Inc. (“Certegy”). Certegy is now known as Fidelity National Information Services, Inc. (NYSE:FIS). Through FNT, FNF is the United States’ largest title insurance company, with approximately 30.5% national market share. Through FIS, FNF provides industry leading data processing, payment and risk management services to financial institutions and retailers. Through its other wholly-owned subsidiaries, FNF is a leading provider of specialty insurance products, including flood insurance, homeowners insurance and home warranty insurance. Since February 1, 2006 when FNF closed its acquisition of a 40% interest in Sedgwick CMS (“Sedgwick”), FNF is now a provider of outsourced insurance claims management services to large corporate and public sector entities.
      FNF has four reporting segments:

•	Fidelity National Title Group, Inc. This segment consists of the operation of FNF’s majority owned subsidiary, FNT. FNT’s title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issued approximately 30.5% of all title insurance policies issued nationally during 2004. FNT provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Fidelity National Information Services, Inc. This segment consists of the operations of FNF’s majority owned subsidiary, FIS. FIS provides transaction processing services, consisting principally of technology solutions for banks and other financial institutions, credit and debit card services and check risk management and related services for retailers and others. FIS also provides lender processing services, consisting principally of technology solutions for mortgage lenders, selected mortgage origination services such as title agency and closing services, default management and mortgage information services. FIS’s credit and debit card services and check risk management services were added through its merger with Certegy. This merger closed in February 2006 and as a result these businesses are not included in the historical financial information in the financial statements.

•	Specialty Insurance. The specialty insurance segment, consisting of FNF’s various non-title insurance subsidiaries, issues flood, home warranty, homeowners, automobile and certain niche personal lines insurance policies.

•	Corporate and Other. The corporate and other segment consists of the operations of the FNF parent holding company and certain other unallocated corporate overhead expenses.
      The Company’s principal title insurance subsidiaries consist of Fidelity National Title Insurance Company, Chicago Title Insurance Company, Chicago Title Insurance Company of Oregon, Ticor Title Insurance Company, Ticor Title Insurance Company of Florida, Security Union Title Insurance Company and Alamo Title Insurance. The Company’s principal underwritten title company subsidiaries, essentially title

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agencies, consist of Fidelity National Title Company, Fidelity National Title Company of California, Chicago Title Company and Ticor Title Company of California, formerly American Title Company.

Principles of Consolidation and Basis of Presentation
      The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. The Company’s investments in non-majority-owned partnerships and affiliates are accounted for on the equity method until such time that they become wholly-or majority owned. Minority interest expense is recorded on the consolidated statement of earnings relating to majority owned subsidiaries and the appropriate minority interest liability is recorded on the consolidated balance sheet in each period. The substantial increase in this expense and liability result from the sale of a minority interest in FIS and the FNT distribution noted below.

Recapitalization of Fidelity National Information Services, Inc. (“FIS”) and Minority Interest Sale Resulting in a Gain on Issuance of Subsidiary Stock
      The recapitalization of FIS was completed on March 9, 2005 through $2.8 billion in borrowings under new senior credit facilities consisting of an $800 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, the “Term Loan Facilities”) and an undrawn $400 million revolving credit facility (“ the Revolver”). FIS fully drew upon the entire $2.8 billion in Term Loan Facilities while the Revolver remained undrawn at the closing. The current interest rate on both the Term Loan Facilities and the Revolver is LIBOR plus 1.50% to 1.75%. Bank of America, JP Morgan Chase, Wachovia Bank, Deutsche Bank and Bear Stearns led a consortium of lenders providing the new senior credit facilities.
      The minority equity interest sale was accomplished through FIS selling an approximately 25% minority equity interest in the common stock of FIS to an investment group led by Thomas H. Lee Partners (“THL”) and Texas Pacific Group (“TPG”). FIS issued a total of 50 million shares of the common stock of FIS to the investment group for a total purchase price of $500 million, before certain expenses paid by FIS. The minority equity interest sale resulted in a non-operating gain of $318.2 million. This gain was calculated under the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5H (“SAB Topic 5H”) and relates to the issuance of securities of a non-wholly owned subsidiary. The gain represents the difference between the Company’s book value investment in FIS immediately prior to the transaction and its book value investment in FIS immediately following the transaction. No deferred income taxes were recorded in connection with this transaction as the tax basis of the investment was greater than the book basis on the date of the sale.

Distribution of Fidelity National Title Group, Inc.
      On October 17, 2005, a pro rata distribution of shares representing 17.5% of the outstanding common stock of FNT to the Company’s shareholders. This distribution completed a restructuring that resulted in FNT becoming the parent company of the Company’s title insurance businesses. Following the distribution, FNT is a majority-owned subsidiary of FNF and is a separate registrant reporting its results on a stand-alone basis. The Company continues to consolidate FNT in our results, and subsequent to the distribution, the Company began recording minority interest liabilities and expense relating to the 17.5% minority interest. This restructuring was a taxable transaction to the Company and the Company’s shareholders. The Company recognized expense of approximately $100 million in the fourth quarter of 2005 relating to this restructuring.

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

Trade and Notes Receivables
      The carrying values reported in the Consolidated Balance Sheets for trade and notes receivables approximate their fair value. Included in trade receivables at December 31, 2005 and 2004 are unbilled receivables totaling $97.4 million and $89.6 million, respectively.

Goodwill
      Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. SFAS No. 142, Goodwill and Intangible Assets (“SFAS No. 142”) provides that goodwill and other intangible assets with indefinite useful lives should not be amortized, but shall be tested for

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company measures for impairment on an annual basis.
      As required by SFAS No. 142, the Company completed annual goodwill impairment tests in the fourth quarter of each respective year using a September 30 measurement date, and has determined fair values were in excess of carrying values. Accordingly, no goodwill impairments have been recorded.

Other Intangible Assets
      The Company has other intangible assets, not including software, which consists primarily of customer relationships and contracts and trademarks which are generally recorded in connection with acquisitions at their fair value. SFAS No. 142 requires that intangible assets with estimable lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a ten-year period. Contractual relationships are generally amortized over their contractual life. Trademarks are considered intangible assets with indefinite lives and are reviewed for impairment at least annually in accordance with SFAS No. 142.
      During 2005 and 2004, in accordance with SFAS No. 144, the Company determined that the carrying value of certain of its intangible assets, software and license fees may not be recoverable and recorded an expense of $9.3 million and $6.3 million, respectively, relating to the impairment of these assets. Such expenses are included in other operating expenses in the Consolidated Statements of Earnings for the years ended December 31, 2005 and 2004.

Capitalized Software
      Capitalized software includes software acquired in business acquisitions, purchased software and internally developed capitalized software. Purchased software is recorded at cost and amortized using the straight-line method over a 3-year period and software acquired in a business acquisition is recorded at its fair value upon acquisition and amortized using straight-line and accelerated methods over its estimated useful life, generally 5 to 10 years. Capitalized computer software development costs are accounted for in accordance with either SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (SFAS No. 86), or with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). After the technological feasibility of the software has been established (for SFAS No. 86 software), or at the beginning of application development (for SOP No. 98-1 software), software development costs, which include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for SFAS No. 86 software), or prior to application development (for SOP No. 98-1 software), of a product are expensed as incurred and are not significant. The cost of internally developed computer software that is subject to the provisions of SFAS 86 is amortized on a product-by-product basis commencing on the date of general release of the products, generally the greater of (1) the straight-line method over its estimated useful life, which ranges from three to ten years or (2) the ratio of current revenues to total anticipated revenue over its useful life. The cost of purchased software that is subject to the provisions of SOP No. 98-1 is amortized on a straight-line bases over its estimated useful life.
      At December 31, 2005 and December 31, 2004, capitalized software costs were $780.6 million, less accumulated amortization of $250.1 million, and $581.1 million, less accumulated amortization of $140.3 million, respectively.
      Amortization expense relating to computer software was $110.7 million, $85.9 million and $39.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Property and Equipment
      Property and equipment are recorded at cost, less depreciation. Depreciation is computed primarily using the straight-line method based on the estimated useful lives of the related assets: thirty years for buildings and three to seven years for furniture, fixtures and equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the applicable lease or the estimated useful lives of such assets.

Reserve for Claim Losses
      The Company’s reserve for claim losses includes known claims for title and specialty insurance as well as losses the Company expects to incur, net of recoupments. Each known claim is reserved based on a review by the Company as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims which are incurred but not reported are established at the time premium revenue is recognized based on historical loss experience and other factors, including industry trends, claim loss history, current legal environment, geographic considerations and type of policy written. For specialty insurance, reserve for claims incurred but not reported are estimated based on historical loss experience.
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

Secured Trust Deposits
      In the state of Illinois, a trust company is permitted to commingle and invest customers’ assets with those of the Company, pending completion of real estate transactions. Accordingly, the Company’s Consolidated Balance Sheets reflect a secured trust deposit liability of $882.6 million and $735.3 million at December 31, 2005 and 2004, respectively, representing customers’ assets held by us and corresponding assets including cash and investments pledged as security for those trust balances.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reinsurance
      In a limited number of situations, the Company limits its maximum loss exposure by reinsuring certain risks with other insurers. The Company also earns a small amount of additional income, which is reflected in the Company’s direct premiums, by assuming reinsurance for certain risks of other insurers. The Company also cedes a portion of certain policy and other liabilities under agent fidelity, excess of loss and case-by-case reinsurance agreements. Reinsurance agreements provide that in the event of a loss (including costs, attorneys’ fees and expenses) exceeding the retained amounts, the reinsurer is liable for the excess amount assumed. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations.

Revenue Recognition
      Fidelity National Title Group, Inc. Direct title insurance premiums and escrow and other title related fees are recognized as revenue at the time of closing of the related transaction as the earnings process is considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent.
      Specialty Insurance. Revenues from home warranty and personal lines insurance policies are recognized over the life of the policy, which is one year. Revenues and commissions related to the sale of flood insurance are recognized when the policy is reported.
      Fidelity National Information Services, Inc. In this segment, the Company earns revenues from processing services, software licensing and software related services and data and information services.
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
      The substantial majority of the revenues in this business are from outsourced data processing and application management arrangements. Revenues from these arrangements are recognized as services are performed in accordance with SEC Staff Accounting Bulletin No. 104 (SAB No. 104), “Revenue Recognition” and related interpretations. SAB No. 104 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Revenue and deferred costs related to implementation, conversion and programming services associated with the Company’s data processing and application management agreements are deferred during the implementation phase and subsequently recognized using the straight-line method over the term of the related agreement. The Company evaluates these deferred costs for impairment in the event any indications of impairment exist.
      In the event that the Company’s arrangements with its customers include more than one product or service, the Company determines whether the individual elements can be recognized separately in accordance with the provisions of Financial Accounting Standards Board (FASB) Emerging Issues Task Force No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
If all of the products and services are software related products and services as determined under the provisions of American Institute of Certified Public Accountants’ Statement of Position 97-2 (SOP NO. 97-2), entitled Software Revenue Recognition, and SOP 98-9, entitled Modification of SOP NO. 97-2, Software Revenue Recognition, with Respect to Certain Transactions, the Company applies these pronouncements and related interpretations to determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.
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
      With respect to a small percentage of revenues, the Company uses contract accounting, as required by SOP NO. 97-2, when the arrangement with the customer includes significant customization, modification, or production of software. For elements accounted for under contract accounting, revenue is recognized in accordance with SOP 81-1, Accounting for Performance of Construction Type and Certain Production-Type Contracts, using the percentage-of-completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract can be made. Revenues in excess of billings on these agreements are recorded as unbilled receivables and are included in accounts receivable. Billings in excess of revenue recognized on these agreements are recorded as deferred revenue until revenue recognition criteria are met. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When the Company’s estimate indicates that the entire contract will be performed at a loss, a provision for the entire loss is recorded in that accounting period.
      The Company recognizes revenues from mortgage origination services and default management services. Mortgage origination services consist of centralized title agency and closing services for various types of lenders. Revenues relating to centralized title agency and closing services are recognized at the time of closing of the related real estate transaction. Ancillary service fees are recognized when the service is provided. Default management services consist of services provided to assist customers through the default and foreclosure process, including property preservation and maintenance services (such as lock changes, window replacement, debris removal and lawn service), posting and publication of foreclosure and auction notices, title searches, document preparation and recording services, and referrals for legal and property brokerage services. Revenue derived from these services is recognized as the services are performed in accordance with SAB No. 104 as described above.
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

Earnings Per Share
      Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings available to common stockholders plus the impact of assumed conversions of dilutive potential securities. The Company has granted certain options, warrants and restricted stock which have been treated as common share equivalents for purposes of calculating diluted earnings per share.
      The following table presents the computation of basic and diluted earnings per share:

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Basic and diluted earnings	$964,106	$740,962	$861,820

Weighted average shares outstanding during the year, basic basis	172,839	171,014	148,275
Plus: Common equivalent shares assumed from conversion of options	4,758	4,986	4,896

Weighted average shares outstanding during the year, diluted basis	177,597	176,000	153,171

Basic earnings per share	$5.58	$4.33	$5.81

Diluted earnings per share	$5.43	$4.21	$5.63

      Options to purchase 2,575,974 shares, 1,419,052 shares and 1,759,782 shares of the Company’s common stock for the years ended December 31, 2005, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

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
      During 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. The Company has elected to use the prospective method of transition, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. Prior year financial statements were not restated.
      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period (see Note M):

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands,
	except per share amounts)
Net earnings, as reported	$964,106	$740,962	$861,820
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	21,147	13,522	5,906
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(22,291)	(15,227)	(14,484)

Pro forma net earnings	$962,962	$739,257	$853,242

Earnings per share:
Basic — as reported	$5.58	$4.33	$5.81
Basic — pro forma	$5.57	$4.32	$5.75
Diluted — as reported	$5.43	$4.21	$5.63
Diluted — pro forma	$5.41	$4.19	$5.55

Derivative Financial Instruments
      The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities(“SFAS No. 133”), as amended. The Company, through FIS, engaged in hedging activities relating to its variable rate debt through the use of interest rate swaps. The Company designates these interest rate swaps as cash flow hedges. The estimated fair value of the cash flow hedges are recorded as an asset or liability of the Company and are included in the Consolidated Balance Sheet in prepaid expenses and other assets or accounts payable and accrued liabilities and as a component of accumulated other comprehensive earnings, net of deferred taxes. The amount included in accumulated other comprehensive earnings will be reclassified into interest expense as a yield adjustment as interest expense on the debt is recognized. The Company’s existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is the policy of the Company to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.
      The Company also owns warrants to purchase additional shares relating to its investment in Covansys Corporation (“Covansys”). From September 2004 until March 25, 2005, the Company accounted for the warrants under SFAS No. 133 as the warrants were considered derivative instruments. At the date of the Covansys acquisition, the warrants were recorded at fair value aggregating $23.5 million. During the first quarter of 2005, the Company recorded a loss of $4.4 million on the decrease in fair value of the warrants through March 25, 2005 which is reflected in the Consolidated Statement of Earnings in realized gains and losses. On March 25, 2005, the terms of the warrants were amended such that the accounting for the investment in the warrants is now governed by the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and changes in the fair value of the warrants are recorded in other comprehensive earnings. During 2004, the Company did not engage in any hedging activities and thus recorded all derivative financial instruments at fair value in the Consolidated Balance Sheet and all changes in

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fair value were recognized in realized gains and losses in the Consolidated Statement of Earnings. During 2004, the Company’s derivative financial instruments were limited to the investment in warrants to purchase common stock of Covansys and certain put and call options relating to the minority interest in certain majority-owned subsidiaries. The Company did not have any derivative activity during 2003.

Foreign Currency Translation
      The functional currency for the foreign operations of the Company is either the U.S. Dollar or the local currency. For foreign operations where the local currency is the functional currency, the translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The unrealized gains and losses resulting from the translation are included in accumulated other comprehensive earnings in the Consolidated Statement of Stockholders’ Equity and are excluded from net earnings. Gains or losses resulting from foreign currency transactions are included in realized gains and losses and are insignificant in 2005, 2004 and 2003.

Management Estimates
      The preparation of these Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain Reclassifications
      Certain reclassifications have been made in the 2004 and 2003 Consolidated Financial Statements to conform to the classifications used in 2005.

B.	Acquisitions
      The results of operations and financial position of the entities acquired during any year are included in the Consolidated Financial Statements from and after the date of acquisition. Based on the Company’s valuation, any differences between the fair value of the identifiable assets and liabilities and the purchase price paid are recorded as goodwill. There were no significant acquisitions in 2005.

Significant 2004 Acquisitions

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The assets acquired and liabilities assumed in the InterCept acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value	$83,533
Intangible assets acquired at fair value	125,795
Goodwill	267,079
Liabilities assumed at fair value	(57,048)

Total purchase price	$419,359

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

Kordoba
      On September 30, 2004, FNF acquired a 74.9% interest in KORDOBA Gesellschaft fur Bankensoftware mbH & Co. KG, Munich (“Kordoba”), a provider of core processing software and outsourcing solutions to

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the German banking market, from Siemens Business Services GmbH & Co. OHG. The acquisition price was $123.6 million in cash. The Company recorded the Kordoba acquisition based on its proportional share of the fair value of the assets acquired and liabilities assumed on the purchase date. On September 30, 2005, the Company purchased the remaining 25.1% of Kordoba that it did not already own for $39.7 million.
      The assets acquired and liabilities assumed in the Kordoba acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value	$156,977
Intangible assets acquired at fair value	35,372
Goodwill	105,664
Liabilities assumed at fair value	(134,767)

Total purchase price	$163,246

Pro Forma Disclosures for 2005 and 2004
      Selected unaudited pro forma results of operations for the years ended December 31, 2005 and 2004, assuming the above acquisitions had occurred as of January 1, 2004, and using actual general and administrative expenses prior to the acquisition, are set forth below(dollars in thousand except per share data):

	Year Ended December 31,

	2005	2004

Total revenue	$9,668,938	$8,614,428
Net earnings	$964,106	$728,735
Basic earnings per share	$5.58	$4.22
Diluted earnings per share	$5.43	$4.09

Significant 2003 Acquisitions

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
      The Company acquired FI for approximately $1,069.6 million (including the payment for certain working capital adjustments and estimated transaction costs), consisting of $794.6 million in cash and $275.0 million of the Company’s common stock. The Company funded the cash portion of the purchase price with proceeds from an issuance of $250.0 million aggregate principal amount of 5.25% notes due March 15, 2013 (See Note H), and $544.6 million in available cash. The stock portion of the purchase price resulted in the issuance of 11,206,692 shares of the Company’s common stock to ALLTEL.
      The Company allocated the purchase price as follows: $450.7 million to goodwill; $348.0 million to other intangible assets, namely acquired customer relationship intangibles; and $95.0 million to capitalized software. The Company is amortizing the other intangible assets using an accelerated method which takes into consideration expected customer attrition rates over a 10-year period. The acquired software is amortized over a ten-year period using an accelerated method that contemplates the period of expected economic benefit and future enhancements to the underlying software. Under the terms of the stock purchase agreement, the Company made a joint election with ALLTEL to treat the acquisition as a sale of assets in accordance with

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Section 338 (h) (10) of the Internal Revenue Code, which resulted in the revaluation of the assets acquired to fair value. As such, the fair value assignable to the historical assets, as well as intangible assets and goodwill, is deductible for federal and state income tax purposes.
      The assets acquired and liabilities assumed in the FIS acquisition were as follows (dollars in thousands):

Tangible and amortizable intangible assets acquired at fair value	$741,960
Goodwill	450,743
Liabilities assumed at fair value	(123,082)

Total purchase price	$1,069,621

Fidelity National Information Solutions, Inc.
      On September 30, 2003, the Company acquired the outstanding minority interest of Fidelity National Information Solutions, Inc. (“FNIS”), its majority-owned real estate information services public subsidiary that provides property data and real-estate related services, whereby FNIS became a wholly-owned subsidiary of the Company. In the acquisition, each share of FNIS common stock (other than FNIS common stock the Company already owned) was exchanged for 0.83 shares of the Company’s common stock. The Company issued 14,292,858 shares of its common stock to FNIS stockholders in the acquisition. The Company has allocated $154.8 million of the purchase price to goodwill and $88.9 million of the purchase price to other intangible assets and capitalized software.
      The assets acquired and liabilities assumed in the FNIS minority interest acquisition were as follows (dollars in thousands):

Tangible and amortizable intangible assets acquired at fair value	$88,896
Goodwill	154,831
Liabilities assumed at fair value	—

Total purchase price	$243,727

Other Transactions:

Service Link, L.P.
      On August 1, 2005, the Company acquired Service Link, L.P. (“Service Link”) a national provider of centralized mortgage and residential real estate title and closing services to major financial institutions and institutional lenders. The acquisition price was approximately $110.2 million in cash. The Company recorded approximately $76.2 million in goodwill and approximately $33.6 million in other amortizable intangible assets relating to this transaction.

ClearPar
      On December 13, 2004, the Company acquired ClearParSM, LLC (“ClearPar”), a provider of a web-based commercial loan settlement system servicing the primary syndication and secondary loan trading markets. The acquisition price was $33.1 million in cash.

Covansys Corporation
      On September 15, 2004, the Company acquired 11 million shares of common stock and warrants to purchase four million additional shares of Covansys, a publicly traded U.S.-based provider of application management and offshore outsourcing services with India based operations, for $121.0 million in cash. The

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company owns approximately 29% of Covansys and accounts for the investment in common stock using the equity method of accounting and, until March 25, 2005, accounted for the warrants pursuant to SFAS No. 133 (See Note A to Notes of Consolidated Financial Statements).

Geotrac, Inc.
      On July 2, 2004, the Company acquired 100% of Geotrac, Inc. (“Geotrac”), a flood zone monitoring services provider, for $40.0 million in cash.

American Pioneer Title Insurance Company
      On March 22, 2004, the Company acquired American Pioneer Title Insurance Company (“APTIC”) for $115.2 million in cash. APTIC is a 45-state licensed title insurance underwriter with significant agency operations and computerized title plant assets in Florida. APTIC operates under the Company’s Ticor Title brand.

Bankware
      On April 7, 2004, the Company acquired Bankware, a provider of check imaging solutions for financial institutions, for $55.7 million in cash.

Hansen Quality Loan Services, LLC
      On February 27, 2004, the Company acquired an additional 44% interest in Hansen Quality Loan Services, LLC (“Hansen”) that it did not already own for $33.7 million, consisting of $25.2 million in cash and $8.5 million of the Company’s common stock. The stock portion of the purchase price resulted in the issuance of 220,396 shares of the Company’s common stock, which is restricted from sale to the public. Hansen provides collateral risk assessment and valuation services for real estate mortgage financing. On March 26, 2004, the Company acquired the remaining 1% interest in Hansen for $0.3 million in cash.

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

Omaha Property and Casualty Insurance Company
      On May 2, 2003, the Company acquired the flood insurance business of Mutual of Omaha’s subsidiary, Omaha Property and Casualty Insurance Company (“OPAC”), for $18.0 million in cash. This acquisition, along with the Bankers Insurance Group acquisition (described below) expanded the Company’s presence in the flood insurance business.

Key Title Company
      On March 31, 2003, the Company acquired Key Title Company (“Key Title”) for $22.5 million in cash. Key Title operates in 12 counties in the state of Oregon.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ANFI, Inc.
      On March 26, 2003, the Company merged with ANFI, Inc. (“ANFI”), which is predominantly a California underwritten title company, and ANFI became a wholly-owned subsidiary of the Company. In the merger, each share of ANFI common stock (other than ANFI common stock the Company already owned) was exchanged for 0.454 shares of the Company’s common stock. The Company issued 5,183,103 shares of its common stock to the ANFI stockholders in the merger.

Lenders Service, Inc.
      On February 10, 2003, the Company acquired Lenders Service, Inc., a Delaware corporation (“LSI”), for $77.3 million in cash. LSI is a provider of appraisal, title and closing services to residential mortgage originators.

Bankers Insurance Group
      On January 9, 2003, the Company acquired certain assets of Bankers Insurance Group (“Bankers”) for $41.6 million in cash. The assets included the right to issue new and renewal flood insurance policies underwritten by Bankers and its subsidiaries, Bankers Insurance Company, Bankers Security Insurance Company and First Community Insurance Company (“FCIC”). As part of the transaction, the Company also acquired FCIC, a fifty-state licensed insurance carrier, to act as the underwriter for the policies. FCIC has been subsequently renamed Fidelity National Property and Casualty Insurance Company.

C.	Investments
      The carrying amounts and fair values of the Company’s fixed maturity securities at December 31, 2005 and 2004 are as follows:

	December 31, 2005

				Gross
	Carrying	Amortized	Unrealized	Unrealized	Gross Fair
	Value	Cost	Gains	Losses	Value

	(Dollars in thousands)
Fixed maturity investments (available for sale):
U.S. government and agencies	$956,259	$974,366	$199	$(18,306)	$956,259
States and political subdivisions	1,410,743	1,421,098	1,686	(12,041)	1,410,743
Corporate debt securities	681,510	694,414	527	(13,431)	681,510
Foreign government bonds	26,060	26,389	7	(336)	26,060
Mortgage-backed securities	45	43	2	—	45

	$3,074,617	$3,116,310	$2,421	$(44,114)	$3,074,617

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004

				Gross
	Carrying	Amortized	Unrealized	Unrealized	Gross Fair
	Value	Cost	Gains	Losses	Value

	(Dollars in thousands)
Fixed maturity investments (available for sale):
U.S. government and agencies	$765,483	$767,675	$1,177	$(3,369)	$765,483
States and political subdivisions	1,048,958	1,039,740	12,386	(3,168)	1,048,958
Corporate debt securities	423,073	427,531	323	(4,781)	423,073
Foreign government bonds	4,189	4,178	11	—	4,189
Mortgage-backed securities	90,528	90,353	372	(197)	90,528

	$2,332,231	$2,329,477	$14,269	$(11,515)	$2,332,231

      The change in unrealized gains (losses) on fixed maturities for the years ended December 31, 2005, 2004, and 2003 was $(44.4) million, $(27.1) million and $(22.4) million, respectively.
      The following table presents certain information regarding contractual maturities of the Company’s fixed maturity securities at December 31, 2005:

	December 31, 2005

	Amortized	%of		%of
Maturity	Cost	Total	Fair Value	Total

	(Dollars in thousands)
One year or less	$371,844	11.9%	$369,102	12.0%
After one year through five years	1,341,936	43.1	1,318,325	42.9
After five years through ten years	855,768	27.5	841,745	27.4
After ten years	546,719	17.5	545,400	17.7
Mortgage-backed securities	43	—	45	—

	$3,116,310	100%	$3,074,617	100%

Subject to call	$398,997	12.8%	$395,099	12.9%

      Fixed maturity securities valued at approximately $109.7 million and $86.6 million were on deposit with various governmental authorities at December 31, 2005 and 2004, respectively, as required by law.
      Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
      Equity securities at December 31, 2005 and 2004 consisted of investments in various industry groups at a cost basis of $222.5 million and $128.8 million and fair value of $210.2 million and $135.5 million. There were no significant investments in banks, trust and insurance companies at December 31, 2005 or 2004.
      The carrying value of the Company’s investment in equity securities is fair value. As of December 31, 2005, gross unrealized gains and gross unrealized losses on equity securities were $7.7 million and $20.0 million, respectively. Gross unrealized gains and gross unrealized losses on equity securities were $10.2 million and $3.5 million, respectively, as of December 31, 2004.
      The change in unrealized gains (losses) on equity securities for the years ended December 31, 2005, 2004 and 2003 was $(19.0) million, $(6.0) million and $0.5 million, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Interest and investment income consists of the following:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Cash and cash equivalents	$18,344	$3,262	$2,002
Fixed maturity securities	86,348	58,960	47,335
Equity securities	2,445	474	1,774
Short-term investments	37,859	6,735	7,500
Notes receivable	1,523	1,443	1,734

	$146,519	$70,874	$60,345

      During the second quarter of 2005, the Company began lending fixed maturity and equity securities to financial institutions in short-term security lending transactions. The Company’s security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At December 31, 2005, the Company had security loans outstanding with a fair value of $138.7 million included in accounts payable and accrued liabilities and the Company held cash in the amount of $143.4 million as collateral for the loaned securities.
      Net realized gains amounted to $372.1 million, $37.0 million and $106.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Included in 2004 were gains related to the Company’s investment in Covansys warrants of $16.2 million. Included in 2003 net realized gains is a $51.7 million realized gain as a result of InterActive Corp’s acquisition of Lending Tree Inc. and the subsequent sale of the Company’s InterActive Corp common stock and a realized gain of $25.0 million on the sale of New Century Financial Corporation common stock.
      During the years ended December 31, 2005, 2004 and 2003, gross realized gains on sales of fixed maturity securities considered available for sale were $4.9 million, $8.9 million and $18.5 million, respectively; gross realized losses were $1.4 million, $0.2 million and $2.2 million, respectively. Gross proceeds from the sale of fixed maturity securities considered available for sale amounted to $2,978.9 million, $2,305.8 million and $1,451.7 million during the years ended December 31, 2005, 2004 and 2003, respectively.
      During the years ended December 31, 2005, 2004 and 2003, gross realized gains on sales of equity securities considered available for sale were $57.1 million, $65.8 million and $104.1 million, respectively; and gross realized losses were $30.5 million, $52.3 million and $8.1 million, respectively. Gross proceeds from the sale of equity securities amounted to $648.5 million, $723.9 million and $793.4 million during the years ended December 31, 2005, 2004 and 2003, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004 were as follows:

2005

	Less than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government and agencies	$408,001	$(7,759)	$528,054	$(10,547)	$936,055	$(18,306)
States and political subdivisions	666,472	(7,758)	181,420	(4,283)	847,892	(12,041)
Corporate debt securities	340,239	(7,300)	258,694	(6,131)	598,933	(13,431)
Foreign securities	24,686	(336)	—	—	24,686	(336)
Equity securities	102,016	(19,232)	7,307	(803)	109,323	(20,035)

Total temporarily impaired securities	$1,541,414	$(42,385)	$975,475	$(21,764)	$2,516,889	$(64,149)

2004

	Less than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government and agencies	$651,669	$(3,102)	$46,279	$(267)	$697,948	$(3,369)
States and political subdivisions	309,881	(2,678)	41,718	(490)	351,599	(3,168)
Mortgage-backed securities	26,384	(197)	—	—	26,384	(197)
Corporate debt securities	267,984	(2,845)	129,251	(1,936)	397,235	(4,781)
Equity securities	75,442	(2,179)	28,887	(1,332)	104,329	(3,511)

Total temporarily impaired securities	$1,331,360	$(11,001)	$246,135	$(4,025)	$1,577,495	$(15,026)

      A substantial portion of the Company’s unrealized losses relate to its holdings of debt securities. Unrealized losses relating to U.S. government, state and political subdivision and fixed maturity corporate holdings were primarily caused by interest rate increases. Since the decline in fair value of these investments is attributable to changes in interest rates and not credit quality, and the Company has the intent and ability to hold these securities, the Company does not consider these investments other-than-temporarily impaired. The unrealized losses relating to equity securities were caused by market changes that the Company considers to be temporary. During 2005 and 2004, the Company incurred impairment charges relating to investments that it determined to be other than temporarily impaired, which resulted in charges of $8.3 million and $8.0 million, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

D.	Property and Equipment
      Property and equipment consists of the following:

	December 31,

	2005	2004

	(Dollars in thousands)
Land	$11,465	$14,582
Buildings	110,006	110,603
Leasehold improvements	101,325	88,120
Furniture, fixtures and equipment	643,371	544,676

	866,167	757,981
Accumulated depreciation and amortization	(491,015)	(372,979)

	$375,152	$385,002

E.	Goodwill
      Goodwill consists of the following:

		Fidelity National
	Fidelity National	Information	Specialty	Corporate
	Title Group, Inc.	Services, Inc.	Insurance	and Other	Total

	(Dollars in thousands)
Balance, December 31, 2003	$920,278	$966,013	$18,169	$22,018	$1,926,478
Goodwill acquired during the year	39,322	791,744	4,500	36,205	871,771

Balance, December 31, 2004	959,600	1,757,757	22,669	58,223	2,798,249
Goodwill acquired during the year	91,926	29,956	1,173	(47,443)	75,612

Balance, December 31, 2005	$1,051,526	$1,787,713	$23,842	$10,780	$2,873,861

F.	Other Intangible Assets
      Other intangible assets consist of the following:

	December 31,

	2005	2004

	(Dollars in thousands)
Customer relationships and contracts	$936,208	$819,974
Other	55,108	56,424

	991,316	876,398
Accumulated amortization	(349,896)	(204,213)

	$641,420	$672,185

      Amortization expense for amortizable intangible assets which consist primarily of customer relationships was $145.7 million, $124.1 million and $115.4 million for the years ended December 31, 2005, 2004 and 2003,

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively. Other represents non-amortizable intangible assets such as trademarks and licenses. Estimated amortization expense for the next five years is $127.1 million in 2006, $108.5 million in 2007, $90.1 million in 2008, $71.3 million in 2009 and $55.4 million in 2010.

G.	Accounts Payable and Accrued Liabilities
      Accounts payable and accrued liabilities consist of the following:

	December 31,

	2005	2004

	(Dollars in thousands)
Salaries and incentives	$320,378	$268,483
Accrued benefits	294,239	247,939
Security loans	138,650	—
Trade accounts payable	84,581	80,647
Accrued recording fees and transfer taxes	46,180	49,207
Accrued premium taxes	36,122	29,740
Other accrued liabilities	321,710	270,562

	$1,241,860	$946,578

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.	Notes Payable
      Notes payable consist of the following:

	December 31,	December 31,
	2005	2004

FIS Term Loan A Facility, secured, interest payable at LIBOR plus 1.50% (5.86% at December 31, 2005), .25% quarterly principal amortization, due March, 2011	$794,000	$—
FIS Term Loan B Facility, secured, interest payable at LIBOR plus 1.75% (6.11% at December 31, 2005), .25% quarterly principal amortization, due March, 2013	1,760,000	—
FIS Syndicated credit agreement, secured, interest due quarterly at LIBOR plus 1.50%, undrawn, unused portion of $400 million at December 31, 2005	—	—
FNT Syndicated credit agreement, unsecured, at LIBOR plus 0.5%,(4.87% at December 31, 2005, unused portion of $300 million at December 31, 2005)	100,000	—
Syndicated credit agreement, unsecured, interest due quarterly at LIBOR plus 0.625%, undrawn, unused portion of $250 million at December 31, 2005	—	—
Syndicated credit agreement, terminated in 2005	—	400,000
Syndicated credit agreement, paid in full and terminated on March 9, 2005	—	410,000
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	249,437	249,337
Unsecured notes net of discount, interest payable semi-annually at 5.25%, due March 2013	248,651	248,462
Other promissory notes with various interest rates and maturities	64,931	62,757

	$3,217,019	$1,370,556

      The carrying value of the Company’s notes payable was approximately $22.5 million lower than its estimated fair value at December 31, 2005. At December 31, 2004, the carrying value of the Company’s outstanding notes payable was approximately $35.0 million lower than its estimated fair value. The fair value of the Company’s unsecured notes payable is based on established market prices for the securities on December 31, 2005 and 2004. The fair value of the Company’s remaining fixed rate and variable rate notes payable is estimated using discounted cash flow analyses based on current market interest rates and comparison of interest rates being paid to the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
      On November 8, 2004, the Company through FIS entered into a new credit agreement providing for a $500.0 million, 5-year revolving credit facility due November 8, 2009. On March 9, 2005, the Company paid down this facility and terminated the agreement.
      On October 17, 2005, the Company entered into a new Credit Agreement, dated as of October 17, 2005, with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto (the “Credit Agreement”). This Credit Agreement replaced the Company’s prior $700.0 million, 5-year revolving credit facility which was due November 4, 2008.
      The Credit Agreement provides for a $250 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reborrowed by the borrowers from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association LIBOR rate plus a margin of between .625%-2.25%, depending on the Company’s then current public debt credit rating from the rating agencies.
      The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets and the incurrence of indebtedness, restrictions on investments and limitations on restricted payments and transactions with affiliates. The Credit Agreement also contains customary financial covenants regarding net worth, fixed charge coverage, total debt to total capitalization and a minimum unencumbered cash balance. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. The Credit Agreement also requires a pledge of subsidiary stock at certain below investment grade credit ratings.
      Also on October 17, 2005, Fidelity National Title Group, Inc. (“FNT”), a subsidiary of the Company, which serves as a holding company for its title insurance operations, entered into a Credit Agreement, dated as of October 17, 2005, with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto (the “FNT Credit Agreement”).
      The FNT Credit Agreement provides for a $400 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the FNT Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association LIBOR rate plus a margin of between .35%-1.25%, depending on FNT’s then current public debt credit rating from the rating agencies. In addition, the company will pay a 0.15% commitment fee on the entire facility. During the fourth quarter of 2005, FNT borrowed $150 million under its $400 million credit facility at a rate per annum equal to LIBOR + 0.625% in order to repay a $150 million intercompany note issued by one of FNT’s subsidiaries to the Company in August 2005. Prior to December 31, 2005, $50 million of this borrowing was repaid.
      The FNT Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets and the incurrence of indebtedness, restrictions on investments, and limitations on restricted payments and transactions with affiliates and certain amendments. The FNT Credit Agreement requires FNT to maintain investment grade debt ratings, certain financial ratios related to liquidity and statutory surplus and certain levels of capitalization. The FNT Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the FNT Credit

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate.
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
      The FIS Credit Agreement replaced a $500 million Revolving Credit Agreement, dated as of November 8, 2004, among FIS, as borrower, and Wachovia Bank, National Association, as Administrative Agent and Swing Line Lender, Bank of America, as Syndication Agent and the other financial institutions party thereto (the “Wachovia Credit Agreement”), which was repaid and terminated on March 9, 2005, prior to its scheduled expiration date of November 8, 2007. On the date of its termination, approximately $410.2 million was outstanding under the Wachovia Credit Agreement and no early termination penalties were incurred.
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
      Fidelity National Information Solutions, Inc. and Fidelity National Tax Services, Inc. each has granted the Administrative Agent a first priority (subject to certain exceptions) security interest in substantially all of its personal property, including shares of stock and other ownership interests.
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
      On April 11, 2005, the Company, through FIS, entered into interest rate swap agreements which effectively fixed the interest rate at approximately 6.1% through April 2008 on $350 million of the Term B Loans and at approximately 5.9% through April 2007 on an additional $350.0 million of the Term B Loans. The Company designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133. The estimated fair value of the cash flow hedges as of December 31, 2005 aggregated $5.2 million which is included in the accompanying condensed consolidated balance sheet in prepaid expenses and other assets and as a component of accumulated other comprehensive earnings, net of deferred taxes. The amount included in accumulated other comprehensive earnings will be reclassified into interest expense as a yield adjustment as future interest expense is recognized on the Term B Loans. The Company’s existing cash flow hedges are highly effective and there is no current impact on earnings due to hedge ineffectiveness. It is the policy of the Company to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.
      Principal maturities of notes payable at December 31, 2005, are as follows (dollars in thousands):

2006	$61,095
2007	44,130
2008	38,048
2009	31,269
2010	129,839
Thereafter	2,912,638

$3,217,019

I.	Income Taxes
      Income tax expense consists of the following:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Current	$492,633	$427,623	$449,172
Deferred	80,758	10,491	90,671

	$573,391	$438,114	$539,843

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total income tax expense for the years ended December 31 was allocated as follows (in thousands):

	2005	2004	2003

Statement of earnings	$573,391	$438,114	$539,843

Other comprehensive income:
Changes in unrealized foreign currency translation gains	(547)	741	(326)
Minimum pension liability adjustment	(1,966)	(6,909)	(6,401)
Unrealized gains on investment securities:
Unrealized holding gains (losses) arising during the year	(12,876)	5,720	37,223
Reclassification adjustment for realized (gains) losses included net earnings	11,103	(17,770)	(45,034)

Total income tax expense (benefit) allocated to other comprehensive income	(4,286)	(18,218)	(14,538)
Additional paid-in capital (exercise of stock options)	(34,844)	(36,085)	(18,914)

Total income taxes	$534,261	$383,811	$506,391

      A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended
	December 31,

	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
Federal benefit of state taxes	(1.6)	(1.2)	(1.2)
Book gain related to FIS	(6.9)	—	—
Deductible dividends paid to the 401(k) plan	(1.5)	—	—
Tax exempt interest income	(1.2)	(0.8)	(0.5)
Tax gain related to distribution of FNTG	5.9	—	—
State income taxes	4.5	3.5	3.4
Non-deductible expenses	1.4	0.5	0.9
Foreign taxes, net of credit	—	—	0.2
Other	—	—	0.2

	35.6%	37.0%	38.0%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The significant components of deferred tax assets and liabilities at December 31, 2005 and 2004 consist of the following:

	December 31,

	2005	2004

	(Dollars in thousands)
Deferred Tax Assets:
Employee benefit accruals	$80,603	$99,725
Net operating loss carryforward	43,490	54,159
Deferred revenue	87,129	58,563
Pension	20,637	24,850
Accrued liabilities	19,763	16,006
State income taxes	23,121	11,777
Foreign tax credit	11,052	2,152
Other	20,901	3,684
Investment securities	13,736	—

	320,432	270,916
Less: Valuation allowance	(9,548)	(1,896)

Total deferred tax assets	310,884	269,020

Deferred Tax Liabilities:
Amortization of goodwill and intangible assets	(152,014)	(148,596)
Title plant	(60,933)	(59,285)
Other	(61,292)	(55,904)
Deferred Charges	(54,790)	(26,572)
Depreciation	(53,632)	(48,659)
Insurance reserve discounting	(49,138)	(20,522)
Investment securities	—	(7,677)
Lease accounting	(4,623)	—
Bad debts	(5,308)	(4,972)

Total deferred tax liabilities	(441,730)	(372,187)

Net deferred tax liability	$(130,846)	$(103,167)

      Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.
      At December 31, 2005 and December 31, 2004, the Company has federal net operating loss carryforwards of $91.8 million and $146.1 million, respectively, which expire between 2019 and 2024. The Company also has Canadian net operating loss carryforwards of $20.5 million as of December 31, 2005 which begin to expire in 2006. As of December 31, 2005, the Company has a valuation allowance against $15.5 million of the Canadian net operating losses that the Company’s management believes it is more likely than not it will not realize any benefits. At December 31, 2005 and December 31, 2004, the Company had foreign tax credit carryovers of $11 million and $2.1 million, respectively, which expire between 2010 and 2015. As of December 31, 2005, the Company has a valuation allowance of $2.2 million of foreign tax credits that the Company’s management believes it is more likely than not it will not realize the benefit.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Tax benefits of $34.8 million, $36.1 million and $18.9 million associated with the exercise of employee stock options and the vesting of restricted stock grants were allocated to stockholders’ equity for the years ended December 31, 2005, 2004 and 2003, respectively.
      As of January 1, 2005 the Internal Revenue Service has selected the Company to participate in a new pilot program (Compliance Audit Program or CAP) that is a real-time audit for 2005 and future years. The Internal Revenue Service is also currently examining the Company’s tax returns for years 2002, 2003 and 2004. Management believes the ultimate resolution of this examination will not result in a material adverse effect to the Company’s financial position or results of operations and has provided for tax and related interest for any adjustments that are expected to result from the audit.
      The Company provides for United States income taxes on earnings of foreign subsidiaries unless they are considered permanently reinvested outside the United States. At December 31, 2005, the cumulative earnings on which United States taxes have not been provided for were $7.7 million. If these earnings were repatriated to the United States, they would generate foreign tax credits that could reduce the federal tax liability associated with the foreign dividend.

J.	Summary of Reserve for Claim Losses
      A summary of the reserve for claim losses for title and specialty insurance follows:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Beginning balance	$1,000,474	$945,237	$890,148
Reserves assumed(1)	1,000	38,597	8,622
Claim loss provision related to:
Current year	423,212	313,403	260,326
Prior years	57,344	(1,487)	26,810

Total claim loss provision	480,556	311,916	287,136
Claims paid, net of recoupments related to:
Current year	(79,708)	(44,385)	(27,083)
Prior years	(288,816)	(250,891)	(213,586)

Total claims paid, net of recoupments	(368,524)	(295,276)	(240,669)

Ending balance	$1,113,506	$1,000,474	$945,237

Ending balance of FNT claim loss reserves for title insurance only	$1,063,857	$980,746	$932,439

Provision for claim losses for FNT as a percentage of title insurance premiums only	7.2%	5.5%	5.4%

(1)	The Company assumed the outstanding reserve for claim losses of Service Link, APTIC, and ANFI in connection with their acquisitions in 2005, 2004, and 2003, respectively.
      Management continually updates loss reserve estimates as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. The unfavorable development on the prior years’ loss reserve during 2005 reflects the increase in losses incurred and loss payments during 2005 on previous policy years, resulting in an increase in estimated ultimate losses in previous policy years. The title loss provision in 2004 reflects a higher estimated loss for the

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004 policy year offset in part by a favorable adjustment from previous policy years. The favorable adjustment was attributable to lower than expected payment levels on previous issue years that included periods of increased resale activity as well as a high proportion of refinance business. As a result, title policies issued in previous years have been replaced by the more recently issued policies, therefore generally terminating much of the loss exposure on the previously issued policies. The unfavorable development during 2003 reflects the higher than expected payment levels on previously issued policies.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Several class actions are pending in Ohio, Pennsylvania and Florida alleging improper premiums were charged for title insurance. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. Recently the court’s order denying class certification in one of the Ohio actions was reversed and the case was remanded to the trial court for further proceedings. The Company petitioned the Supreme Court of Ohio for review, but the court declined to accept jurisdiction over the matter. The Company intends to vigorously defend the actions.
      A class action in California alleges that the Company violated the Real Estate and state law by giving favorable discounts or rates to builders and developers for escrow fees and requiring purchasers to use Chicago Title Insurance Company for escrow services. The action seeks refunds of the premiums charged and additional damages. The Company intends to vigorously defend this action.
      A shareholder derivative action was filed in Florida on February 11, 2005 alleging that FNF directors and certain executive officers breached their fiduciary and other duties, and exposed FNF to potential fines, penalties and suits in the future, by permitting so called contingent commissions to obtain business. The Company and the directors and executive officers named as defendants filed motions to dismiss the action on June 3, 2005. The plaintiff abandoned his original complaint and responded to the motions by filing an amended complaint on July 13, 2005, and FNF, along with the directors and executive officers named as defendants, have responded to the amended complaint. Recently, the magistrate judge granted the defendant’s motion to stay discovery. The amended complaint repeats the allegations of the original complaint and adds allegations about “captive reinsurance” programs, which FNF continues to believe were lawful. These “captive reinsurance” programs are the subject of investigations by several state departments of insurance and attorneys general. FNT has agreed to indemnify FNF in connection with this matter under the separation agreement that was entered into in connection with the distribution of FNT common stock and the Company intends to vigorously defend this action.
      None of the cases described above includes a statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial. Two of the Ohio cases state that the damages per class member are less than the jurisdictional limit for removal to federal court.
      The Company receives inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies from time to time about various matters relating to its business. Sometimes these take the form of civil investigative subpoenas. The Company attempts to cooperate with all such inquiries. From time to time, the Company is assessed fines for violations of regulations or other matters or enters into settlements with such authorities which require the Company to pay money or take other actions.
      In the Fall of 2004, the California Department of Insurance began an investigation into reinsurance practices in the title insurance industry. In February 2005, FNF was issued a subpoena to provide information to the California Department of Insurance as part of its investigation. This investigation paralleled similar inquiries of the National Association of Insurance Commissioners, which began earlier in 2004. The investigations have focused on arrangements in which title insurers would write title insurance generated by realtors, developers and lenders and cede a portion of the premiums to a reinsurance company affiliate of the entity that generated the business.
      The Company recently negotiated a settlement with the California Department of Insurance with respect to that department’s inquiry into these arrangements, which the Company refers to as captive reinsurance arrangements. Under the terms of the settlement, the Company will refund approximately $7.7 million to those consumers whose California property was subject to a captive reinsurance arrangement and paid a penalty of $5.6 million. The Company also recently entered into similar settlements with 26 other states, in which the Company agreed to refund a total of approximately $2 million to policyholders. Other state

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
insurance departments and attorneys general and the U.S. Department of Housing and Urban Development (“HUD”) also have made formal or informal inquiries of the Company regarding these matters.
      The Company has been cooperating and intends to continue to cooperate with the other ongoing investigations. The Company has discontinued all captive reinsurance arrangements. The total amount of premiums the Company ceded to reinsurers was approximately $10 million over the existence of these agreements. The remaining investigations are continuing and the Company currently is unable to give any assurance regarding their consequences for the industry or for FNT.
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
      Since 2004 the Company’s subsidiaries have received civil subpoenas and other inquiries from the New York State Attorney General (the “NYAG”), requesting information about their arrangements with agents and customers and other matters relating to, among other things, rates, rate calculation practices, use of blended rates in multi-state transactions, rebates, entertainment expenses, and referral fees. Title insurance rates in New York are set by regulation and generally title insurers may not charge less than the established rate. Among other things, the NYAG has asked for information about an industry practice (called “blended rates” and “delayed blends”) in which discounts on title insurance on properties outside New York are sometimes given or where a credit is given in subsequent transactions in connection with multi-state commercial transactions in which one or more of the properties is located in New York. The NYAG is also reviewing the possibility that the Company’s Chicago Title subsidiary may have provided incorrect data in connection with rate-setting proceedings in New York and in connection with reaching a settlement of a class action suit over charges for title insurance issued in 1996 through 2002. The New York State Insurance Department has also joined NYAG in the latter’s wide-ranging review of the title insurance industry and the Company. The Company can give no assurance as to the likely outcome of these investigations, including but not limited to whether they may result in fines, monetary settlements, reductions in title insurance rates or other actions, any of which could adversely affect us. The Company is cooperating fully with the NYAG and New York State Insurance Department inquiries into these matters.
      Further, U.S. Representative Oxley, the Chairman of the House Financial Services Committee, recently asked the Government Accountability Office (the “GAO”) to investigate the title insurance industry. Representative Oxley stated that the Committee is concerned about payments that certain title insurers have made to developers, lenders and real estate agents for referrals of title insurance business. Representative Oxley asked the GAO to examine, among other things, the foregoing relationships and the levels of pricing and competition in the title insurance industry. The Company is unable to predict the outcome of this inquiry or whether it will adversely affect the Company’s business or results of operations.
      Finally, the California Department of Insurance has begun to examine levels of pricing and competition in the title insurance industry in California, with a view to determining whether prices are too high and if so, implementing rate reductions. New York, Colorado, Florida, Nevada, and Texas insurance regulators have also announced similar inquiries (or other reviews of title insurance rates) and other states could follow. At this stage, the Company is unable to predict what the outcome will be of this or any similar review.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company and its subsidiaries, FIS and Fidelity Information Services, Inc. (“FI”), together with certain of its employees, were named on March 6, 2006 as defendants in a civil lawsuit brought by Grace & Digital Information Technology Co., Ltd. (“Grace”), a Chinese company that formerly acted as a sales agent for Alltel Information Services (“AI”), the predecessor to Fidelity Information Services, in China.
      Grace originally filed a lawsuit in December 2004 in state court in Monterey County, California, alleging that FIS breached the sales agency agreement between Grace and FI by failing to pay Grace commissions on certain contracts in 2001 and 2003. However, the 2001 contracts were never completed and the 2003 contracts, as to which Grace provided no assistance, were for a different project and were executed one and one-half years after FI terminated the sales agency agreement with Grace. In addition to its breach of contract claim, Grace also alleged that FNF violated the Foreign Corrupt Practices Act (FCPA) in its dealings with a bank customer in China. FNF denied Grace’s allegations in this California lawsuit.
      In December 2005, the Monterey County court dismissed the lawsuit on the grounds of inconvenient forum. On March 6, 2006, Grace filed a new lawsuit in the United States District Court for the Middle District of Florida arising from the same transaction, and added an additional allegation to its complaint that FNF violated the Racketeer Influenced and Corrupt Organizations Act (RICO) in its dealings with the same bank customer. FNF and its subsidiaries intend to defend this case vigorously. On March 6, 2006, FNF filed its motion to dismiss this lawsuit and denied Grace’s underlying allegations.
      FNF and its counsel have investigated these allegations and, based on the results and extent of the investigations completed to date, FNF does not believe that there have been any violations of the FCPA or RICO, or that the ultimate disposition of these allegations or the lawsuit will have a material adverse impact on FNF’s or any of its subsidiaries’ financial position, results of operations or cash flows. FNF is fully cooperating with the Securities and Exchange Commission and the U.S. Department of Justice in connection with their inquiry into these allegations.
      The Company has entered into various employment agreements with officers of the Company. These agreements provide for a specified salary to be paid to the officers and include incentive compensation arrangements. The agreements contain non-compete provisions. The terms of the agreements range from three to five years and normally contain extension provisions.
      In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. The Company has a contingent liability relating to proper disposition of these balances for our customers, which amounted to $12.0 billion at December 31, 2005. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2005 and 2004 related to these arrangements.
      The Company leases certain of its premises and equipment under leases which expire at various dates. Several of these agreements include escalation clauses and provide for purchase and renewal options for periods ranging from one to five years.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum operating lease payments are as follows (dollars in thousands):

2005	$163,181
2006	135,386
2007	98,421
2008	68,192
2009	37,281
Thereafter	35,882

Total future minimum operating lease payments	$538,343

      Rent expense incurred under operating leases during the years ended December 31, 2005, 2004 and 2003, was $208.3 million, $197.3 million and $165.9 million, respectively.
      On June 29, 2004 the Company entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, that are part of FNF’s corporate campus and headquarters. The lease expires on September 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of December 31, 2005, approximately $40.8 million had been drawn on the facility to finance land costs and related fees and expenses. The leases include guarantees by us of up to 85.0% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. FNF has no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in other operating expenses in the Consolidated Statements of Earnings after the end of the construction period.
      FNF does not believe the lessor is a variable interest entity, as defined in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”). In addition, FNF has verified that even if the lessor was determined to be a variable interest entity, FNF would not have to consolidate the lessor nor the assets and liabilities associated with the assets leased to FNF. This is because the assets leased do not exceed 50% of the total fair value of the lessor’s assets excluding any assets that should be excluded from such calculation under FIN 46, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding.
      The Company has entered into a 5-year master services agreement with Covansys under which it is required to purchase a minimum of $150.0 million in services through June 2009.

L.	Regulation and Stockholders’ Equity
      The Company’s insurance subsidiaries, including title insurers, underwritten title companies and insurance agencies, are subject to extensive regulation under applicable state laws. Each of the insurance underwriters is subject to a holding company act in its state of domicile which regulates, among other matters, the ability to pay dividends and enter into transactions with affiliates. The laws of most states in which the Company transacts business establish supervisory agencies with broad administrative powers relating to: issuing and revoking licenses to transact business; regulating trade practices; licensing agents; approving policy forms; prescribing accounting principles and financial practices; establishing reserve and capital and surplus as regards policyholders (“capital and surplus”) requirements; defining suitable investments and approving rate schedules.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Pursuant to statutory accounting requirements of the various states in which the Company’s title insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten or the age and dollar amount of statutory premiums written. As of December 31, 2005, the combined statutory unearned premium reserve required and reported for FNT’s title insurers was $1,303.8 million.
      The Company’s title insurers are regulated by the insurance regulatory authority in their respective state of domicile, as well as that of each state in which it is licensed. The insurance commissioners of their respective states of domicile regulate the Company’s title insurance subsidiaries. Regulatory financial examinations are conducted generally by regulatory authorities at three-year intervals, and certain of these examinations are currently ongoing.
      The Company’s insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2005, $1,898.5 million of FNT’s net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2006, the Company’s title insurers can pay or make distributions to FNT, the Company’s 82.5% owned subsidiary, of approximately $289.9 million, without prior approval.
      The combined statutory capital and surplus of the FNT’s title insurers was $852.2 million, and $887.2 million as of December 31, 2005 and 2004, respectively. The combined statutory earnings of the FNT’s title insurance subsidiaries were $400.4 million and $371.0 million for the years ended December 31, 2005 and 2004, respectively.
      As a condition to continued authority to underwrite policies in the states in which the Company’s title insurers conduct their business, the insurers are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, the Company’s escrow and trust business is subject to regulation by various state banking authorities.
      Pursuant to statutory requirements of the various states in which the Company’s title insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Each of the Company’s title underwriters has complied with the minimum statutory requirements as of December 31, 2005.
      The Company’s underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth of $7.5 million, $2.5 million, $3.0 million and $0.4 million is required for Fidelity National Title Company, Fidelity National Title Company of California, Chicago Title Company and Ticor Title Company of California, respectively. All of the Company’s underwritten title companies are in compliance with all of their respective minimum net worth requirements at December 31, 2005.
      On April 24, 2002, the Company’s Board of Directors approved a three-year stock repurchase program. Purchases were made by the Company from time to time in the open market, in block purchases or in privately negotiated transactions. For the year ended December 31, 2003, the Company repurchased 1,775,400 shares of common stock for $45.4 million, or an average price of $25.60. In the fourth quarter of 2003, the Company retired 989,450 of these shares held as treasury stock, totaling $27.3 million. As a result of the increased cash dividend per share, the Company decided to suspend this stock repurchase program effective July 23, 2003; however, effective December 18, 2003, the stock repurchase program was reinstated. From January 1, 2004 through December 31, 2005, the Company repurchased a total of 430,500 shares of common stock for $16.5 million, or an average price of $38.33. Additionally, on December 13, 2004, the Company entered into an agreement to repurchase 2,530,346 shares of Company common stock from Willis

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stein & Partners (“Willis Stein”) and J.P. Morgan Chase, as escrow agent for the former stockholder of Aurum. The Company acquired Aurum in March 2004. The purchase price per share of $44.35 was a discount to the closing price of the Company’s common stock on December 13, 2004. During 2005, the Company did not purchase any shares of common stock under this plan. On April 6, 2005, the Company acquired 2,250,000 shares at a purchase price of $31.50 per share of Company’s common stock from ALLTEL, Inc. that they had acquired as part of the Company’s purchase of Fidelity Information Services in 2003 and classified these as treasury shares.
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
      During 2005, in addition to its regular $0.25 quarterly dividends, the Company’s Board of Directors declared a cash dividend of $10.00 which was paid on March 28, 2005 to stockholders of record as of March 21, 2005. Also, during 2005, the Company’s Board of Directors declared a dividend to effect the distribution to the Company’s shareholders of a 17.5% interest in FNT, which was distributed on October 17, 2005 to shareholders of record on October 6, 2005.

M.	Employee Benefit Plans

Stock Purchase Plan
      In 1987, stockholders approved the adoption of an Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, shares of the Company’s common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. The Company contributes varying amounts as specified in the ESPP. During the years ended December 31, 2005, 2004 and 2003, 1,571,324, 1,413,950 and 1,315,065 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $38.73, $37.86 and $27.46 per share, respectively. The Company contributed $20.1 million or the equivalent of 526,997 shares for the year ended December 31, 2005 to the ESPP; $16.5 million or the equivalent of 438,264 shares for the year ended December 31, 2004 to the ESPP and $9.2 million or the equivalent of 336,234 shares for the year ended December 31, 2003 to the ESPP in accordance with the employer’s matching contribution. In connection with the Distribution of FNT, FNT established an Employee Stock Purchase Plan (the “FNT ESPP”). Participation in the FNT ESPP began in November 2005. The Company through FNT contributed varying amounts as specified in the FNT ESPP. During the year ended December 31, 2005, 214,746 FNT shares were purchased and allocated to employees, based upon their contributions, at an average price of $22.73 per FNT share and the Company contributed $1.8 million or the equivalent of 77,135 FNT shares, in accordance with the employer’s matching contribution.

401(k) Profit Savings Plan
      The Company offers its employees the opportunity to participate in the Fidelity National Financial, Inc. 401(k) Profit Sharing Plan (“401(k) Plan”), a qualified voluntary contributory savings plan, which is available to substantially all Fidelity employees. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company matches 50% of each dollar of employee contribution up to six percent of the employee’s total compensation. The Company’s cost for the 401(k) Plan for the years ended December 31, 2005, 2004 and 2003 was $40.0 million, $33.5 million and $28.0 million, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans
      The Company’s 1993 Stock Plan (“1993 Plan”) expired in June 2003. Options generally had a term of 10 years from the date of grant and were exercisable subject to the terms and conditions set by the Board of Directors. The per share option price was determined at the date of grant, provided that the price for incentive stock options shall not be less than 100% of their market value or award stock shares. A total of 1,089,401 stock options were outstanding as of December 31, 2005. No further awards may be granted under this plan.
      In connection with the 1998 acquisition of FNF Capital, Inc. (formerly known as “Granite”), which was accounted for as a pooling-of-interests, the Company assumed 1,140,855 options outstanding under Granite’s existing stock option plan (“Granite Plan”), of which 24,524 stock options were outstanding as of December 31, 2005. The Granite Plan provides that qualified stock options be granted at an exercise price equal to fair market value on the date of the grant with a term not to exceed 10 years. The Granite Plan provides that non-qualified stock options be granted at an exercise price not less than 85% of the fair market value on the date of grant with a term not to exceed 10 years.
      During 1998, stockholders approved the adoption of the 1998 Stock Incentive Plan (“1998 Plan”). The 1998 Plan authorizes up to 9,985,828 shares of common stock for issuance under the terms of the 1998 Plan. As of December 31, 2005, there were 7,759,226 options outstanding under this plan. The 1998 Plan provides for grants of “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and rights to purchase shares of common stock (“Purchase Rights”). The term of options may not exceed 10 years from the date of grant (five years in the case of a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company), and the right to exercise such options shall vest equally over three years. The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair market value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). There is no minimum purchase price for shares of common stock purchased pursuant to a Purchase Right, and any such purchase price shall be determined by the Board of Directors.
      In connection with the merger of Chicago Title, the Company assumed the options outstanding under Chicago Title’s existing stock option plans: the 1998 Long-Term Incentive Plan and the Director’s Stock Option Plan. Pursuant to the terms of the merger, options under these plans, totaling 5,304,456, became fully vested on March 20, 2000. The options granted in accordance with these two plans generally have a term of five to 10 years. As of December 31, 2005, there were 346,266 options outstanding under these plans.
      In 2001, stockholders approved the adoption of the 2001 Stock Incentive Plan (“2001 Plan”). The 2001 Plan authorized up to 4,026,275 shares of common stock for issuance under the terms of the 2001 Plan. As of December 31, 2005, there were 658,279 options outstanding under this plan. The 2001 Plan provides for grants of “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, rights to purchase shares of common stock and deferred shares. The term of options may not exceed 10 years from the date of grant (five years in the case of an incentive stock option granted to a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company), and are exercisable subject to the terms and conditions set by the Board of Directors. The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). The option exercise price for each share granted pursuant to a nonqualified stock option may be less than the fair value of the common stock at the date of grant to reflect the application of the optionee’s deferred bonus, if applicable. The 2001 Plan allows for exercise prices with a fixed discount from the quoted market price. Options were granted in 2003 at an exercise price of $15.36 to key employees of the Company who applied deferred bonuses expensed in 2002

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amounting to $4.6 million to the exercise price. Pursuant to the terms of the 2001 Plan, there are no future exercise price decreases to options granted under this Plan in 2003 and beyond. In 2002, options were granted at an exercise price of $11.41 to key employees of the Company who applied deferred bonuses expensed in 2001 amounting to $5.7 million to the exercise price. The exercise price of these options decreases approximately $.35 per year through 2007 and $.22 per year from 2008 through 2013, at which time the exercise price will be $8.33.
      In 2003, the Company issued to its non-employee Directors and to certain of its employees, rights to purchase 879,450 shares of restricted common stock (“Restricted Shares”) of the Company, pursuant to the 2001 Plan. A portion of the Restricted Shares vest over a five-year period and a portion of the Restricted Shares vest over a four-year period, of which one-fifth vested immediately on the date of grant. The Company recorded compensation expense of $3.3 million and unearned compensation expense of $23.0 million in connection with the issuance of Restricted Stock in 2003. The Company recorded compensation expense of $5.2 million and $5.4 million in 2005 and 2004, respectively in connection with these shares. The Company used 769,450 shares of its common stock held as treasury shares and 110,000 newly issued common shares for the sale of Restricted Shares to its employees.
      In connection with the acquisition of ANFI, the Company assumed 988,389 options outstanding under ANFI’s existing option plans: the American National Financial, Inc. 1999 Stock Option Plan and the American National Financial, Inc. 1998 Stock Incentive Plan. The options granted under these plans generally had a term of 10 years. As of December 31, 2005, there were 448,200 options outstanding under these plans.
      In connection with the acquisition of FNIS, the Company assumed 2,585,387 options outstanding under FNIS’ existing option plans: the Fidelity National Information Solutions 2001 Stock Incentive Plan, the Vista Information Solutions, Inc. 1999 Stock Option Plan, the Micro General Corporation 1999 Stock Incentive Plan and the Micro General Corporation 1998 Stock Incentive Plan. The options granted under these plans generally had a term of 10 years. As of December 31, 2005, there were 1,084,458 options outstanding under these plans.
      In connection with the acquisition of Sanchez, the Company assumed 1,024,588 options outstanding under Sanchez’ 1995 Stock Incentive Plan. The option granted under this plan generally had a term of 8 years. As of December 31, 2005, there were 550,554 options outstanding under this plan.
      In connection with the acquisition of InterCept, the Company assumed 1,708,155 options outstanding under InterCept’s existing option plans — 2002 InterCept Stock Option Plan, 1996 InterCept Stock Option Plan, 1994 InterCept Option Plan and the Boggs InterCept Stock Option Plan. The options granted under these plans were fully vested prior to the acquisition and the majority of them had a remaining term of 90 days which expired on February 7, 2005. As of December 31, 2005, there were 363,030 options outstanding under this plan.
      In 2004, stockholders approved the Fidelity National Financial 2004 Omnibus Incentive Plan (the “2004 Plan”). The 2004 Plan authorized up to 12,500,000 shares, plus the number of shares subject to prior plan awards that are outstanding as of the effective date of the 2004 Plan and that are deemed not delivered under the prior plans because of certain conditions. As of December 31, 2005, there were 2,741,506 options outstanding under this plan. The options granted under this plan have a life of 8 years and vest over a three year period. The 2004 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other stock-based awards and dividend equivalents.
      Beginning in 2005, FNT and FIS also both issue stock options and restricted stock through their own plans. The awards outstanding under these plans impact the Company’s diluted earnings per share based on the impact they would have on earnings available to the Company if the options and awards were exercised

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and diluted the Company’s ownership percentage in the respective subsidiaries. The awards outstanding under these plans were not dilutive to the Company’s earnings for the year ended December 31, 2005.
      Transactions under all stock option plans, including stock options granted by the Company’s Board of Directors which are outside of the Company’s stock option plans, are as follows:

		Weighted Average
	Options	Exercise Price		Exercisable

Balance, December 31, 2002	13,321,496	$11.67		10,332,022
Options assumed in ANFI acquisition	988,389	5.53
Options assumed in FNIS acquisition	2,585,387	17.11
Granted	624,328	17.18
Exercised	(3,459,189)	10.37
Cancelled	(301,983)	11.30

Balance, December 31, 2003	13,758,428	$12.84		11,247,929
Options assumed in Sanchez acquisition	1,024,588	41.69
Options assumed in InterCept acquisition	1,708,155	41.73
Granted	4,381,490	37.04
Exercised	(5,039,608)	14.22
Cancelled	(310,422)	12.78

Balance, December 31, 2004	15,522,631	$23.76		10,538,213
Granted	907,500	34.94
Issued as part of equity restructuring	4,782,719	—	(a)
Exercised	(3,665,000)	14.27
Cancelled	(1,657,557)	41.41

Balance, December 31, 2005	15,890,293	$17.96		11,480,299

(a)	Upon payment of the $10.00 special dividend in the first quarter of 2005 and the FNT distribution in the fourth quarter of 2005, the Company’s outstanding stock options were equitably adjusted to take into account the payment of the $10.00 special dividend and $4.06 adjustment relating to the FNT distribution in respect of each share of the Company’s common stock. The purpose of the adjustment was to keep the intrinsic value of the options after the dividend the same as the intrinsic value of the options before the dividend, which was accomplished by dividing the exercise price of each option, and multiplying the number of shares subject to each option, by a ratio obtained by dividing the market price of a share of common stock before giving effect to the dividend by the market price after giving effect to the dividend.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2005:

December 31, 2005

Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life	Price	Options	Price

$ .02 — 4.79	1,866,848	2.51	$4.16	1,866,848	$4.16
4.80 — 8.21	2,323,045	4.21	6.78	2,323,045	6.78
8.22 — 9.35	135,242	4.32	8.95	135,242	8.95
9.36 — 9.52	1,414,140	5.29	9.52	1,414,140	9.52
9.52 — 11.10	1,504,705	4.01	10.48	1,504,705	10.48
11.11 — 24.83	2,402,532	6.28	16.59	2,128,145	15.89
24.84 — 25.32	2,735,435	6.70	25.32	802,127	25.32
25.33 — 32.60	379,026	4.37	28.80	331,409	29.00
32.61 — 33.03	1,757,750	6.89	33.02	600,484	33.01
33.03 — 171.86	1,371,570	6.67	38.87	374,154	49.10

$ .02 — 171.86	15,890,293	5.34	$17.96	11,480,299	$13.58

      During the third quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. The Company has elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock- Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. Prior year financial statements were not restated. Net income, as a result of the adoption of SFAS 123, for the year ended December 31, 2005, 2004 and 2003 reflect an expense of $34.1 million, $21.8 million and $6.2 million, respectively, which is included in personnel costs in the reported financial results. In December 2004, the FASB issued Statement 123R “Share Based Payment” (See Note Q).
      Pro forma information regarding net earnings and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for all of its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions. The risk free interest rates used in the calculation are the rate that corresponds to the weighted average expected life of an option. The risk free interest rate used for options granted during 2005, 2004 and 2003 was 4.1%, 3.2%, 2.0%, respectively. A volatility factor for the expected market price of the common stock of 27%, 34% and 43% were used for options granted in 2005, 2004 and 2003, respectively. The expected dividend yield used for 2005, 2004 and 2003 was 2.4%, 2.5% and 1.4%, respectively. A weighted average expected life of 4.0 years, 3.8 years and 3.5 years was used for 2005, 2004 and 2003, respectively. The weighted average fair value of each option granted during 2005, 2004 and 2003 was $8.56, $10.71 and $10.57, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options’ vesting period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Net earnings, as reported	$964,106	$740,962	$861,820
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	21,147	13,522	5,906
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(22,291)	(15,227)	(14,484)

Pro forma net earnings	$962,962	$739,257	$853,242

Earnings per share:
Basic — as reported	$5.58	$4.33	$5.81
Basic — pro forma	$5.57	$4.32	$5.75
Diluted — as reported	$5.43	$4.21	$5.63
Diluted — pro forma	$5.41	$4.19	$5.55

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the funded status of the Pension Plan as of December 31, 2005, 2004 and 2003:

	2005	2004	2003

	(Dollars in thousands)
Change in Benefit Obligation:
Net benefit obligation at beginning of year	$150,255	$131,984	$111,132
Effects of change in actuarial assumptions	14,437	—	—
Interest cost	8,347	8,650	8,104
Actuarial loss	(2,755)	20,918	20,676
Gross benefits paid	(7,409)	(11,297)	(7,928)

Net benefit obligation at end of year	$162,875	$150,255	$131,984

Change in Pension Plan Assets:
Fair value of plan assets at beginning of year	$87,214	$77,700	$66,232
Actual return on plan assets	8,525	2,811	7,196
Employer contributions	24,306	18,000	12,200
Gross benefits paid	(7,409)	(11,297)	(7,928)

Fair value of plan assets at end of year	$112,636	$87,214	$77,700

Funded status at end of year	$(50,239)	$(63,041)	$(54,284)
Unrecognized net actuarial loss	83,466	80,261	61,588

Net amount recognized at end of year	$33,227	$17,220	$7,304

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
      The net pension liability included in accounts payable and accrued liabilities as of December 31, 2005 and 2004 is $50.2 million and $63.0 million, respectively. The net pension liability at December 31, 2005 and 2004 includes the additional minimum pension liability adjustment of $3.2 million and $18.7 million, respectively, which was recorded as a net of tax charge of $2.0 million and $11.8 million to accumulated other comprehensive earnings (loss) in 2005 and 2004 in accordance with SFAS No. 87.
      The components of net periodic (income) expense included in the results of operations for 2005, 2004 and 2003 are as follows:

	2005	2004	2003

	(Dollars in thousands)
Service cost	$—	$—	$—
Interest cost	8,347	8,650	8,104
Expected return on assets	(8,877)	(7,570)	(7,128)
Amortization of actuarial loss	8,829	7,004	4,193

Total net periodic (income) expense	$8,299	$8,084	$5,169

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Assumptions
      Weighted-average assumptions used to determine benefit obligations at December 31, are as follows:

	2005		2004

Discount rate	5.50%		5.75%
Rate of compensation increase	N/A	(a)	N/A	(a)
      Weighted-average assumptions used to determine net expense for years ended December 31, are as follows:

	2005		2004		2003

Discount rate	5.75%		6.25%		6.75%
Expected return on plan assets	8.5%		8.5%		8.5%
Rate of compensation increase	N/A	(a)	N/A	(a)	N/A	(a)

(a)	Rate of compensation increase is not applicable due to the pension being frozen at December 31, 2000.
      The discount rate used was determined by discounting projections of future benefit payments using annual spot rates from the Citigroup Pension Discount Curve. The discounted cash flows were then used to determine the effective discount rate.

Pension Plan Assets
      The expected long term rate of return on plan assets was 8.5% in 2005 and 2004, derived using the plan’s asset mix, historical returns by asset category, expectations for future capital market performance, and the fund’s past experience. Both the plan’s investment policy and the expected long-term rate of return assumption are reviewed periodically. The Company’s strategy is to focus on a one to three-year investment horizon, maintaining equity securities at 65% of total assets while maintaining an average duration in debt securities, extending that duration as interest rates rise and maintaining cash funds at appropriate levels relating to the current economic environment.
      The Company’s pension plan asset allocation at December 31, 2005 and 2004 and target allocation for 2006 are as follows:

		Percentage of
		Plan Assets
	Target Allocation
Asset Category	2006	2005	2004

Equity securities	65%	72.0%	—
Debt securities	35	18.3	—
Insurance annuities	—	9.1	—
Other (Cash)	1-3%	0.6	100.0	%(a)

Total		100.0%	100.0%

(a)	Investments were all cash at December 31, 2004 as the Company was in the process of transferring the assets from one investment manager to another.
      The Company does not hold any investments in its own equity securities within its pension plan assets.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plan Cash Flows

Plan Contributions
      The Company’s funding policy is to contribute annually at least the minimum required contribution under the Employee Retirement Income Security Act (ERISA). Contributions are intended to provide not only for benefits accrued to date, but also for those expected to be earned in the future. In 2005, 2004 and 2003, the Company made contributions of $24.3 million, $18.0 million and $12.2 million, respectively. Due to regulatory requirements, the Company is not required to make a contribution to the pension plan in 2006. The Company has not yet determined if a voluntary contribution to the plan will be made in 2006.

Plan Benefit Payments
      A detail of actual and expected benefit payments is as follows (in thousands):

Actual Benefit Payments
2004	$11,297
2005	7,409
Expected Future Payments
2006	$11,241
2007	10,298
2008	14,520
2009	12,058
2010	12,477
2011-2015	68,180
      In 2004, the Company also assumed pension plans relating to its acquisition of Kordoba. These plans cover benefits for retirees in Germany and amount to a liability of approximately $23.7 and $18.0 million at December 31, 2005 and 2004, respectively. Net pension expense recorded relating to this plan was $5.9 million and $2.9 million in 2005 and 2004, respectively. In addition, the net pension liability includes an minimum liability adjustment of $4.7 million which is included in accumulated other comprehensive earnings (losses) in 2005. Benefit payments were $0.1 million in 2005. Projected benefit payments relating to this plan are $0.3 million, $0.5 million, $0.6 million, $0.7 million and $0.7 million in 2006, 2007, 2008, 2009 and 2010, respectively and $6.2 million in 2011-2015.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The accrued cost of the accumulated postretirement benefit obligation included in the Company’s Consolidated Balance Sheets at December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

	(Dollars in thousands)
Change in Benefit Obligation:
Net benefit obligation at beginning of year	$21,440	$22,684	$22,757
Service cost	161	205	221
Interest cost	1,005	1,281	1,405
Plan participants’ contributions	1,662	1,513	1,646
Plan amendments	(782)	—	—
Actuarial (gain) loss	(1,429)	(348)	537
Gross benefits paid	(3,822)	(3,895)	(3,882)

Net benefit obligation at end of year	$18,235	$21,440	$22,684

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	2,160	2,382	2,236
Plan participants’ contributions	1,662	1,513	1,646
Gross benefits paid	(3,822)	(3,895)	(3,882)

Fair value of plan assets at end of year	$—	$—	$—

Funded status at end of year	$(18,235)	$(21,440)	$(22,684)
Unrecognized net actuarial loss	3,105	4,533	5,212
Unrecognized prior service cost	(856)	(1,610)	(4,315)

Net accrued cost of accumulated postretirement benefit obligation included in accounts payable and accrued liabilities	$(15,986)	$(18,517)	$(21,787)

      In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. The Company has elected to recognize the effects of the Act in measures of the benefit obligation and cost effective January 1, 2006.
      Once the final regulations were published in January 2005, the Company determined that it would not be eligible for the Part D subsidy. Consequently, beginning with the December 31, 2005 obligation, the impact of this Act is no longer being recognized. The benefits provided by the plan to its existing retirees were adjusted in order to encourage the retirees eligible for Part D benefits to enroll for the prescription drug benefits that are now provided by the federal government.
      Under Statement of Financial Accounting Standards No. 106, “Accounting for Postretirement Benefits Other Than Pensions,” the measurement date shall be as of the date of the financial statements, or if used consistently from year to year, as of a date not more than three months prior to that date. The Company’s measurement date is December 31.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s postretirement health care and life insurance costs included in the results of operations for 2005, 2004 and 2003 are as follows:

	2005	2004	2003

	(Dollars in thousands)
Service cost	$161	$205	$221
Interest cost	1,005	1,281	1,405
Amortization of prior service cost	(1,535)	(2,704)	(2,704)
Amortization of actuarial loss	—	330	274

Total net periodic income	$(369)	$(888)	$(804)

Postretirement Benefit Assumptions
      Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2005	2004

Discount rate	5.50%	5.75%
Health care cost trend rate assumed for next year	11%	9%
Rate that the cost trend rate gradually declines to	5%	5%
Year that the rate reaches the rate it is assumed to remain at	2012	2009
      Weighted-average assumptions used to determine net expense for years ended December 31, are as follows:

	2005	2004	2003

Discount rate	5.75%	6.25%	6.75%
Health care cost trend rate assumed for next year	9%	10%	11%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that the rate reaches the rate it is assumed to remain at	2009	2009	2009
      The discount rate used was determined by discounting projections of future benefit payments using annual spot rates derived from a yield curve created from yields on a large number of U.S. Aa rated bonds. The discounted cash flows were then used to determine the effective discount rate.
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

	(Dollars in thousands)
Effect on total of service and interest cost	$57	$(52)
Effect on postretirement benefit obligation	$905	$(822)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Cash Flows
      A detail of actual and expected benefit payments is as follows (in thousands):

Benefit Payments
2004	$2,382
2005	2,160
Expected Future Payments
2006	$1,665
2007	1,842
2008	2,024
2009	2,111
2010	2,157
2011-2015	9,326

N.	Supplementary Cash Flow Information
      The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Cash paid during the year:
Interest	$163,604	$47,108	$39,477
Income taxes	364,400	394,900	436,900
Non-cash investing and financing activities:
Fair value of shares issued in connection with acquisitions	—	237,480	834,714
Capital transactions of investees and less than 100% owned subsidiaries	—	—	5,704
Issuance of restricted stock	—	192	26,292
Liabilities assumed in connection with acquisitions:
Fair value of assets acquired	$211,664	$1,610,754	$2,214,273
Less: Total purchase price	191,158	1,302,317	1,935,448

Liabilities assumed	$20,506	$308,437	$278,825

O.	Financial Instruments with Off-Balance Sheet Risk and Concentration of Risk
      In the normal course of business the Company and certain of its subsidiaries enter into off-balance sheet credit arrangements associated with certain aspects of its title insurance business and other activities.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company generates a significant amount of title insurance premiums in California, Florida, Texas, and New York. Title insurance premiums as a percentage of the total title insurance premiums written from those four states are detailed as follows:

	2005	2004	2003

California	20.9%	22.3%	25.0%
Florida	14.1%	10.4%	6.8%
Texas	9.6%	10.9%	11.1%
New York	8.1%	8.6%	8.3%
      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade receivables.
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
      During the fourth quarter of 2005, the Company restructured its business segments to more accurately reflect a change in the Company’s current operating structure. Accordingly previously reported segment information has been restated to be consistent with the current presentation.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized financial information concerning the Company’s reportable segments is shown in the following table.
      As of and for the year ended December 31, 2005 (dollars in thousands):

		Fidelity National
	Fidelity National	Information	Specialty	Corporate
	Title Group, Inc.	Services, Inc.	Insurance	and Other	Eliminations	Total

Title premiums	$4,948,966	$80,835	$—	$(3,922)	$(80,835)	$4,945,044
Other revenues	1,162,344	2,685,250	428,939	(15,171)	(105,029)	4,156,333
Intersegment revenue	—	(185,864)	—	—	185,864	—

Revenues from external customers	$6,111,310	$2,580,221	$428,939	$(19,093)	$—	$9,101,377
Gain on issuance of subsidiary stock	—	—	—	318,209	—	318,209
Interest and investment income, including realized gains and (losses)	204,551	10,160	9,064	25,577	—	249,352

Total revenues	$6,315,861	$2,590,381	$438,003	$324,693	$—	$9,668,938

Depreciation and amortization	102,105	299,637	4,279	238	—	406,259
Interest expense	16,663	126,778	377	28,509	—	172,327
Earnings (loss) before income tax and minority interest	868,304	320,063	133,521	286,052	—	1,607,940
Income tax expense	327,351	119,063	50,204	76,773	—	573,391
Minority interest	1,972	4,450	—	64,021	—	70,443
Net earnings (loss)	$538,981	$196,550	$83,317	$145,258	—	964,106
Assets	5,900,533	4,189,021	428,203	586,860		11,104,617
Goodwill	1,051,526	1,787,713	23,842	10,780	—	2,873,861

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of and for the year ended December 31, 2004 (dollars in thousands):

		Fidelity National
	Fidelity National	Information	Specialty	Corporate
	Title Group, Inc.	Services, Inc.	Insurance	and Other	Eliminations	Total

Title premiums	$4,718,217	$94,296	$—	$21,111	$(94,296)	$4,739,328
Other revenues	1,039,835	2,237,231	239,256	(14,296)	(101,855)	3,400,171
Intersegment revenue	—	(196,151)	—	—	196,151	—

Revenues from external customers	$5,758,052	$2,135,376	$239,256	$6,815	$—	$8,139,499
Interest and investment income, including realized gains and (losses)	131,361	14,106	3,564	7,472	—	156,503

Total revenues	$5,889,413	$2,149,482	$242,820	$14,287	$—	$8,296,002

Depreciation and amortization	95,718	238,400	3,259	1,057	—	338,434
Interest expense	3,885	4,496	4	38,829	—	47,214
Earnings (loss) before income tax and minority interest	882,927	309,439	31,552	(39,827)	—	1,184,091
Income tax expense	323,598	116,350	11,674	(13,508)	—	438,114
Minority interest	1,165	3,673	—	177	—	5,015
Net earnings (loss)	$558,164	$189,416	$19,878	$(26,496)	—	740,962
Assets	5,074,091	4,002,856	201,140	(7,552)	—	9,270,535
Goodwill	959,600	1,757,757	22,669	58,223	—	2,798,249

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of and for the year ended December 31, 2003 (dollars in thousands):

		Fidelity National
	Fidelity National	Information	Specialty	Corporate
	Title Group, Inc.	Services, Inc.	Insurance	and Other	Eliminations	Total

Title premiums	$4,700,750	$224,700	$—	$37,501	$(224,700)	$4,738,251
Other revenues	1,111,418	1,606,224	135,231	11,065	(53,704)	2,810,234
Intersegment revenue	—	(278,404)	—	—	278,404	—

Revenues from external customers	$5,812,168	$1,552,520	$135,231	$48,566	$—	$7,548,485
Interest and investment income, including realized gains and (losses)	158,547	(2,174)	2,192	8,165	—	166,730

Total revenues	$5,970,715	$1,550,346	$137,423	$56,731	$—	$7,715,215

Depreciation and amortization	79,077	143,958	3,186	1,716	—	227,937
Interest expense	4,582	1,569	—	36,952	—	43,103
Earnings (loss) before income tax and minority interest	1,091,920	355,515	15,232	(42,028)	—	1,420,639
Income tax expense	407,736	137,940	5,788	(11,621)	—	539,843
Minority interest	859	14,518	—	3,599	—	18,976
Net earnings (loss)	$683,325	$203,057	$9,444	$(34,006)	—	861,820
Assets	4,782,664	2,327,085	135,478	17,948		7,263,175
Goodwill	920,278	966,013	18,169	22,018	—	1,926,478
      The activities of the reportable segments include the following:

Fidelity National Title Group, Inc.
      This segment consists of the operation of FNF’s majority owned subsidiary, FNT. FNT’s title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issued approximately 30.5% of all title insurance policies issued nationally during 2004. FNT provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances. Included in this segment for the year ended December 31, 2003 are $26.3 million in pre-tax expenses relating to the migration of data center operations from FNIS to FIS and $11.3 million related to the relocation of the Company’s corporate headquarters to Jacksonville, Florida pursuant to SFAS No. 146, and $2.0 million in asset impairment charges pursuant to SFAS No. 144. See Notes A and B. In addition, the title insurance segment for 2003 includes a realized gain of $51.7 million as a result of InterActive Corp’s acquisition of Lending Tree Inc. and the subsequent sale of the Company’s InterActive Corp common stock and a realized gain of $21.8 million on the sale of New Century Financial Corporation common stock.

Fidelity National Information Services, Inc.
      This segment consists of the operation of FNF’s majority owned subsidiary, FIS, which provides transaction processing services, consisting principally of technology solutions for banks and other financial institutions, credit and debit card services and check risk management and related services for retailers and

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
others. FIS also provides lender processing services, consisting principally of technology solutions for mortgage lenders, selected mortgage origination services such as title agency and closing services, default management and mortgage information services. FIS’s credit and debit card services and check risk management services were added through our merger with Certegy, which closed on February 1, 2006 (See Note R). As a result of that merger, these businesses are not included in the historical financial information in this report. Included in this segment for the year ended December 31, 2005, 2004 and 2003 is $9.3 million, $6.3 million and $5.9 million, respectively of pre-tax expenses relating to asset impairment charges pursuant to SFAS No. 144.

Specialty Insurance
      This segment, consisting of various non-title insurance subsidiaries, issues flood, home warranty and homeowners insurance policies.

Corporate and Other
      The corporate and other segment consists of the operations of the FNF parent holding company and certain other unallocated corporate overhead expenses. Included in the corporate and other segment for the year ended December 31, 2003 is $1.6 million in pre-tax expenses relating to the relocation of the Company’s Corporate headquarters to Jacksonville, Florida, pursuant to SFAS No. 146.

Q.	Recent Accounting Pronouncements
      In December 2004, the FASB issued FASB Statement No. 123R (“SFAS No. 123R”), “Share-Based Payment”, which requires that compensation cost relating to share-based payments be recognized in the Company’s financial statements. The Company is implementing this standard effective January 1, 2006. During 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003. The Company elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. SFAS No. 123R does not allow for the prospective method, but requires the recording of expense relating to the vesting of all unvested options beginning January 1, 2006. Since the Company adopted SFAS No. 123 in 2003, the impact of recording additional expense in 2006 under SFAS No. 123R relating to options granted prior to January 1, 2003 is insignificant.

R.	Subsequent Events

Merger with Certegy Inc.

Certegy Inc.
      On February 1, 2006, the Company through FIS completed a merger with Certegy, previously headquartered in St. Petersburg, Florida. Certegy is a leading provider of credit, debit, check risk management and cash access services to over 6,500 financial institutions and 100,000 retailers. Certegy maintains a global presence with operations in the United States, the United Kingdom, Ireland, France, Chile, Brazil, Australia, New Zealand, Thailand, Canada and the Caribbean. Under the terms of the merger agreement, FIS and Certegy were combined in a tax-free, stock-for-stock merger under which each share of FIS common stock was exchanged for 0.6396 shares of Certegy common stock. After the issuance of Certegy stock to FIS shareholders, former Certegy shareholders owned approximately 32.6% and FIS shareholders owned approximately 67.4% of the combined entity, with FNF directly owning approximately 50.7%. Additionally, Certegy

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
paid a $3.75 per share special cash dividend to its shareholders prior to the closing of the merger. At closing of the merger, Certegy changed its name to Fidelity National Information Services, Inc. and trades on the NYSE under the ticker symbol FIS.

Acquisition of Equity Interest in Sedgwick
      On January 31, 2006, the Company, along with our equity partners, THL and Evercore Capital Partners, completed an acquisition of Sedgwick CMS, a leading provider of outsourced insurance claims management services to large corporate and public sector entities headquartered in Memphis, Tennessee. Subsequent to the closing, we now hold a 40% interest in Sedgwick.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      As of the end of the year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective to provide reasonable assurance that its disclosure controls and procedures will timely alert them to material information required to be included in the Company’s periodic SEC reports.
      There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
      The following table provides information regarding securities authorized for issuance under the Company’s equity compensation plans, as of December 31, 2005:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	15,069,311	$18.47	12,315,659
Equity compensation plans not approved by security holders(1)	820,982	8.54	—

Total	15,890,293	$17.96	12,315,659

(1)	The equity compensation plans not approved by security holders represent options granted outside of the Company’s stock option plans pursuant to various agreements approved by the Board of Directors of the Company. The options were granted with an exercise price equal to the market value of the underlying stock as of the date of grant, and have terms of 10 to 12 years. Additional information regarding these options is included in Note M of Notes to Consolidated Financial Statements, incorporated herein by reference.
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
      (a)(1) Financial Statements. The following is a list of the Consolidated Financial Statements of Fidelity National Financial, Inc. and its subsidiaries included in Item 8 of Part II:

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Earnings for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

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
      (a)(3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger among Certegy Inc., C Co Merger Sub, LLC and Fidelity National Information Services, Inc. dated as of September 14, 2005, incorporated by reference from Current Report on Form 8-K, dated September 20, 2005
2.2	Agreement and Plan of Merger among Fidelity National Financial, Inc., Xmas Merger Corp. and Sedgwick CMS Holdings, Inc. dated December 23, 2005, incorporated by reference from Current Report on Form 8-K, dated December 30, 2005
3.1	Amended and Restated Certificate of Incorporation of Registrant, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003

3.2	Restated Bylaws of Registrant, incorporated by reference from Form S-4, Registration No. 333-103067

4.1	7.30% Note due August 15, 2011 of Fidelity National Financial, Inc. in the principal amount of $250,000,000 dated August 20, 2001, incorporated by reference from Current Report on Form 8-K, dated August 23, 2001

4.2	Indenture by and between Fidelity National Financial, Inc. and The Bank of New York dated as of August 20, 2001, incorporated by reference from Current Report on Form 8-K dated August 23, 2001

4.3	Supplemental Indenture, dated as of January 13, 2006, between Fidelity National Financial, Inc. and The Bank of New York, incorporated by reference from Current Report on Form 8-K, dated January 24, 2005

10.4	Fidelity National Financial, Inc. 1987 Stock Option Plan, incorporated by reference from Form S-1, Registration No. 33-11321*

Exhibit
Number		Description

10	.4.1	Fidelity National Financial, Inc. Amended and Restated 1987 Stock Option Plan approved by the stockholders of the Company on December 16, 2004, incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A, filed on November 15, 2004.*

10.5		Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan, incorporated by reference from Form S-1, Registration No. 33-11321*

10	.5.1	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on March 24, 1989, incorporated by reference from Form S-8, Registration No. 33-15027*

10	.5.2	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan, incorporated by reference from Form S-8, Registration No. 33-45709*

10	.5.3	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Form S-8, Registration No. 33-64836*

10	.5.4	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on June 20, 1995, incorporated by reference from Form S-8, Registration No. 33-61983*

10.6		Fidelity National Financial, Inc. 401(k) Profit Sharing Defined Contribution Plan and Trust adopted January 1, 1990, incorporated by reference from Form 10-K filed January 29, 1991*

10	.6.1	Amendments to Fidelity National Financial, Inc. 401(k) Profit Sharing Plan, incorporated by reference from Form S-8, Registration No. 33-56514*

10	.6.2	The Fidelity National Financial Group 401(k) Profit Sharing Plan, incorporated by reference from Form S-8, Registration No. 333-83054*

10.7		Fidelity National Financial, Inc. 1991 Stock Option Plan, approved by the stockholders of the Company on July 15, 1992, incorporated by reference from Form S-8, Registration No. 33-45272*

10	.7.1	Amendments to Fidelity National Financial, Inc. 1991 Stock Option Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Form S-8, Registration No. 33-64834*

10	.7.2	Amendment to Fidelity National Financial, Inc. 1991 Stock Plan, approved by the stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026*

10	.7.3	Amendment to Fidelity National Financial, Inc. 1991 Stock Option Plan and the 1998 Stock Option Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111*

10.8		1996 Omnibus Stock Option Plan (Granite), incorporated by reference from Form S-8, Registration No. 333-48411*

10.9		Two Stock Option Agreements and Amended Stock Award Agreement (Alamo), incorporated by reference from Form S-8, Registration No. 333-64229*

10.35		Fidelity National Financial, Inc. 1993 Stock Plan, approved by stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026*

10.62		Granite Financial, Inc. Omnibus Stock Plan of 1996, Amended and Restated as of April 24, 1997 and June 14, 1997, incorporated by reference from Form S-8, Registration No. 333-48111*

10.63		Fidelity National Financial, Inc., 1998 Stock Incentive Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111*

10.64		Chicago Title Corporation 1998 Long-Term Incentive Plan and Chicago Title Corporation Directors Stock Option Plan, incorporated by reference from Form S-8, Registration No. 333-32806*

10.65		Amendment to Fidelity National Financial, Inc. 1991 Stock Option Plan, approved by the stockholders of the Company on June 12, 2000, incorporated by reference from Form S-8, Registration No. 333-52744*

10.66		Amendment to Fidelity National Financial, Inc. 1998 Stock Incentive Plan, approved by the stockholders of the Company on June 12, 2000, incorporated by reference from Form S-8, Registration No. 333-52744*

Exhibit
Number		Description

10.68		Fidelity National Financial, Inc. Second Amended and Restated 1998 Stock Incentive Plan, approved by the Company’s stockholders on December 16, 2004 and incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on November 15, 2004

10.69		Fidelity National Financial, Inc. Second Amended and Restated 2001 Stock Inventive Plan, approved by the Company’s stockholders on December 16 2004 and incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on November 15, 2004

10.70		Fidelity National Financial, Inc. Employee Stock Purchase Plan, as Amended and Restated as of April 24, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*

10.71		Employment Agreement by and between Fidelity National Financial, Inc. and Brent B. Bickett on of November 11, 2004, incorporated by reference from Current Report on Form 8-K dated November 11, 2004*

10.72		Employment Agreement by and between Fidelity National Financial, Inc. and Raymond R. Quirk as of March 20, 2003, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2003*

10.73		Employment Agreement by and between Fidelity National Financial, Inc. and Ernest D. Smith as of March 20, 2003, incorporated by reference from Quarterly Report on Forma 10-Q for the quarterly period ending March 31, 2003*

10.74		Employment Agreement by and between Fidelity National Financial, Inc. and Alan L. Stinson as of March 22, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*

10.75		Employment Agreement by and between Fidelity National Financial, Inc. and Peter T. Sadowski as of July 18, 2003* incorporated by reference from the Annual Report on Form 10-K for the fiscal year ending December 31, 2003

10.77		Stock Purchase Agreement, dated as January 28, 2003, by and between Fidelity National Financial, Inc. and ALLTEL Corporation, incorporated by reference from Current Report on Form 8-K, dated January 29, 2003

10.80		American National Financial, Inc. 1999 Stock Option Plan and American National Financial, Inc., 1998 Stock Incentive Plan, incorporated by reference from Form S-8, Registration No. 03-000756*

10.82		Fidelity National Information Solutions 2001 Stock Incentive Plan, Vista Information Solutions, Inc., 1999 Stock Option Plan, Micro General Corporation 1999 Stock Incentive Plan and Micro General Corporation 1998 Stock Incentive Plan, incorporated by reference from Form S-8, Registration No. 333-109415*

10	.83.1	Credit Agreement, dated as of March 9, 2005, among Fidelity National Information Services, Inc, Fidelity National Information Solutions, Inc., Fidelity National Tax Service, Inc. and various Financial Institutions, incorporated by reference from Current Report on Form 8-K dated March 22, 2005.

10	.83.2	Joinder Agreement, dated as of February 1, 2006, by and between Fidelity National Information Services, Inc. and Bank of America, N.A. (incorporated by reference to the Current Report on Form 8-K of Fidelity National Information Services, Inc. filed February 6, 2006 (the ‘FIS 8-K‘))

10	.83.3	Amendment No. 1 and Addendum, dated as of September 26, 2005 and effective as of February 1, 2006, to the FIS senior credit facilities (incorporated by reference to the FIS 8-K)

10	.84.1	Fidelity National Information Services, Inc. 2005 Stock Incentive Plan (the “FIS 2005 Plan”), incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2004

10	.84.2	Form of Option Agreement under the FNIS 2005 Plan, incorporated by reference to Current Report on Form 8-K dated March 21, 2005*

10.85		Sanchez Computer Associates, Inc. Amended and Restated 1995 Equity Compensation Plan, incorporated by reference from Form S-8 Registration No. 333-114482.*

10.86		InterCept Group Inc. Amended and Restated 1996 Stock Option Plan, Provesa, Inc. 1994 Stock Option Plan, InterCept, Inc. 2002 Stock Option Plan and InterCept, Inc. G. Lynn Boggs 2002 Stock Option Plan, incorporated by reference from Form S-8 Registration No. 333-120720.*

Exhibit
Number		Description

10.87		Fidelity National Financial Inc. 2004 Omnibus Incentive Plan, approved by the stockholders of the Company on December 16, 2004 and incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on November 15, 2004.*

10.88		Form of Option Grant agreement under 2004 Omnibus Incentive Plan, incorporated by reference from Current Report on Form 8-K, dated August 25, 2005

10.89		Shareholders Agreement dated September 14, 2005 among Certegy Inc., Fidelity National Financial, Inc. and the other parties thereto, incorporated by reference from Current Report on Form 8-K, dated September 20, 2005

10.90		Commitment Agreement dated as of September 14, 2005 among Certegy Inc. and the stockholders of Fidelity National Information Services, Inc. and the other parties thereto, incorporated by reference from Current Report on Form 8-K, dated September 20, 2005

10.91		Credit Agreement dated as of October 17, 2005 among Fidelity National Financial, Inc., Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto, incorporated by reference from Current Report on Form 8-K, dated October 21, 2005

10	.92.1	Fidelity Sedgwick Holdings, Inc. 2006 Stock Incentive Plan (the ‘FSH Plan‘), incorporated by reference from Current Report on Form 8-K dated February 6, 2006*

10	.92.2	Form of Award Agreement under the FSH Plan, incorporated by reference from Current Report on Form 8-K dated February 6, 2006*

10.93		Amended and Restated Stock Purchase Agreement among FIS, FNF and the investors named therein, incorporated by reference to Current Report on Form 8-K dated March 14, 2005

10	.94.1	Indenture, dated as of December 8, 2005, between FNT and The Bank of New York Trust Company, N.A. (‘BNYTC‘), incorporated by reference to Current Report on Form 10-K of FNT dated March 15, 2005

10	.94.2	Supplemental Indenture, dated as of January 6, 2006 between FNT and BNYTC, incorporated by reference to Current Report on Form 8-K dated January 24, 2006

10	.94.3	Form of 7.30% FNT Note, incorporated by reference to Current Report on Form 8-K of FNT dated January 9, 2006

10	.94.4	Form of 5.25% FNT Note, incorporated by reference to Current Report on Form 8-K of FNT dated January 9, 2006

10.95		Credit Agreement dated as of October 17, 2005 among FNT, Bank of America, N.A., as administrative agent and swing line lender, and the other financial institutions party thereto, incorporated by reference to Current Report on Form 8-K of FNT dated October 21, 2005

10	.96.1	Fidelity National Title Group, Inc. 2005 Omnibus Incentive Plan, incorporated by reference to Quarterly Report on Form 10-Q of FNT for the quarter ended September 30, 2005*

10	.96.2	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement, incorporated by reference to Current Report on Form 8-K of FNT dated October 21, 2005*
21		List of Subsidiaries

23		Consent of Registered Independent Accounting Firm

31.1		Certification by Chief Executive Officer of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification by Chief Financial Officer of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2		Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350

*	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fidelity National Financial, Inc.

By:	/s/ William P. Foley, II

William P. Foley, II
Chief Executive Officer
Date: March 15, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William P. Foley William P. Foley, II	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

/s/ Alan L. Stinson Alan L. Stinson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ Doug Ammerman Doug Ammerman	Director	March 15, 2006

/s/ John F. Farrell, Jr. John F. Farrell, Jr.	Director	March 15, 2006

/s/ Thomas M. Hagerty Thomas M. Hagerty	Director	March 15, 2006

/s/ Daniel D. (Ron) Lane Daniel D. (Ron) Lane	Director	March 15, 2006

/s/ Richard N. Massey Richard N. Massey	Director	March 15, 2006

/s/ Cary H. Thompson Cary H. Thompson	Director	March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Fidelity National Financial, Inc.:
      Under date of March 13, 2006, we reported on the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2005 which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
      In our opinion, such financial statement schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
March 13, 2006
Jacksonville, Florida
Certified Public Accountants

SCHEDULE II
FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)
BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except
	share data)
ASSETS
Cash	$—	$—
Investment securities available for sale, at fair value	607,805	35,594
Accounts receivable from subsidiaries	160,782	72,141
Notes receivable, net (related party — $500,000 in 2005 and $463 in 2004)	501,035	(233)
Investment in subsidiaries	3,400,125	5,636,111
Property and equipment, net	1,155	1,122
Prepaid expenses and other assets	14,301	18,505
Other intangibles	5,910	6,868

	$4,691,113	$5,770,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$38,283	$49,488
Notes payable	498,088	897,799
Deferred income taxes	130,846	103,167
Income taxes payable	107,817	689

	775,034	1,051,143
Minority Interest	636,304	18,874
Stockholders’ Equity:
Preferred stock, $.0001 par value; authorized 3,000,000 shares; issued and outstanding none	—	—
Common stock, $.0001 par value; authorized, 250,000,000 shares as of December 31, 2005 and as of December 31, 2004; issued 182,024,039 as of December 31, 2005 and 178,321,790 as of December 31, 2004	18	18
Additional paid-in capital	3,530,969	3,424,261
Retained earnings	116,439	1,515,215

	3,647,426	4,939,494
Accumulated other comprehensive loss	(91,641)	(27,353)
Unearned compensation	(11,523)	(18,437)
Less treasury stock, 8,016,507 shares as of December 31, 2005 and 5,765,846 shares as of December 31, 2004, at cost	(264,487)	(193,613)

	3,279,775	4,700,091

	$4,691,113	$5,770,108

See Notes to Financial Statements —
See Accompanying Report of Registered Independent Public Accounting Firm

SCHEDULE II
FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)
STATEMENTS OF EARNINGS AND RETAINED EARNINGS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Revenue:
Other fees and revenue	$187	$318	$353
Gain on sale of minority interest in FIS	318,209	—	—
Interest and investment income	19,929	7,852	4,382

	338,325	8,170	4,735

Expenses:
Personnel expenses	7,250	251	—
Other operating expenses	8,620	4,250	20,077
Interest expense	38,157	37,528	35,911

	54,027	42,029	55,988

Earnings (loss) before income tax expense (benefit) and equity in earnings of Subsidiaries	284,298	(33,859)	(51,253)
Income tax expense (benefit)	112,093	(12,528)	(19,476)

Earnings (loss) before equity in earnings of subsidiaries	172,205	(21,331)	(31,777)
Equity in earnings of subsidiaries	862,344	767,308	912,573

Earnings before minority interest	1,034,549	745,977	880,796
Minority interest	70,443	5,015	18,976

Net earnings	$964,106	$740,962	$861,820

Basic earnings per share	$5.58	$4.33	$5.81

Weighted average shares outstanding, basic basis	172,839	171,014	148,275

Diluted earnings per share	$5.43	$4.21	$5.63

Weighted average shares outstanding, diluted basis	177,597	176,000	153,171

Retained earnings, beginning of year	$1,515,215	$1,517,494	$738,522
Dividends declared	(1,940,389)	(136,079)	(82,848)
Effect of 10% stock dividend	—	(607,162)	—
Effect of FNT stock distribution	(422,493)	—	—
Net earnings	964,106	740,962	861,820

Retained earnings, end of year	$116,439	$1,515,215	$1,517,494

See Notes to Financial Statements —
See Accompanying Report of Registered Independent Public Accounting Firm

SCHEDULE II
FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)
STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$964,106	$740,962	$861,820
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	1,242	(888)	1,813
Provision for losses on notes receivable	—	—	465
Minority interest	70,443	5,015	18,976
Equity in earnings of subsidiaries	(862,344)	(767,308)	(912,573)
Gain on sale of minority interest in FIS	(318,209)	—	—
Gain on sales of investments	(5,720)	(5,125)	(5,080)
Stock-based compensation cost	34,108	21,450	9,526
Tax benefit associated with the exercise of stock options	34,844	36,085	18,914
Net increase (decrease) in income taxes	161,936	(6,716)	54,105
Net decrease (increase) in prepaid expenses and other assets	4,204	(13,288)	1,685
Net (decrease) increase in accounts payable and accrued liabilities	(23,002)	(5,702)	275

Net cash (used in) provided by operating activities	61,608	4,485	49,926

Cash Flows From Investing Activities:
Proceeds from sales of investments	820,522	101,069	32,541
Purchases of investments	(1,071,623)	(122,082)	(40,551)
Net (purchases) proceeds from short-term investing activities	(319,226)	(2,442)	114,899
Proceeds (purchases) of property and equipment	(33)	(25)	(406)
Collections of notes receivable	—	500	1,150
Additions to investment in subsidiaries	(14,284)	(492,150)	(729,746)
Capital transactions of majority-owned subsidiaries	—	—	7,648

Net cash used in investing activities	(584,644)	(515,130)	(614,465)

Cash Flows From Financing Activities:
Borrowings	—	485,000	100,000
Net proceeds from issuance of notes	—	—	248,118
Debt service payments	(400,000)	(160,000)	(145,350)
Dividends paid	(1,940,389)	(136,079)	(94,566)
Purchases of treasury stock	(70,874)	(128,723)	(45,436)
Exercise of stock options	51,846	76,899	38,012
Net borrowings and dividends from subsidiaries	2,882,453	373,548	458,208

Net cash provided by financing activities	523,036	510,645	558,986

Net decrease in cash and cash equivalents	—	—	(5,553)
Cash at beginning of year	—	—	5,553

Cash at end of year	$—	$—	$—

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
B.     Notes Payable
      Notes payable consist of the following:

	December 31,

	2005	2004

	(Dollars in thousands)
Syndicated credit agreement terminated in 2005	$—	$400,000
Unsecured notes, net of discount, interest payable semi-annually at 7.3%, due August 2011	249,437	249,337
Unsecured notes, net of discount, interest payable semi-annually at 5.25%, due March 2013	248,651	248,462

	$498,088	$897,799

C.     Supplemental Cash Flow Information

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Cash paid during the year:
Interest	$163,604	$47,108	$27,254
Income taxes	364,400	394,900	436,900
Non-cash investing and financing activities:
Dividends declared and unpaid	—	—	—
Fair value of shares issued in connection with acquisitions	—	237,480	834,714
Capital transactions of investees and less than 100% owned subsidiaries	—	—	5,704
Issuance of restricted stock	—	192	26,292
D.     Cash Dividends Received
      The Company has received cash dividends from subsidiaries and affiliates of $2.8 billion, $445.2 million and $421.4 million in 2005, 2004 and 2003, respectively.

SCHEDULE V
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003

Column A	Column B	Column C			Column D		Column E

		Additions

	Balance at	Charge to					Balance at
	Beginning of	Costs and	Other		Deduction		End of
Description	Period	Expenses	(Described)		(Described)		Period

		(Dollars in thousands)
Year ended December 31, 2005:
Reserve for claim losses	$1,000,474	$480,556	$1,000		$368,524	(1)	$1,113,506
Allowance on trade and notes receivables	35,909	12,319	458	(2)	14,649	(2)	34,037
Year ended December 31, 2004:
Reserve for claim losses	$945,237	$311,916	$38,597	(5)	$295,276	(1)	$1,000,474
Allowance on trade and notes receivables	39,048	1,209	—		4,348	(2)	35,909
Year ended December 31, 2003:
Reserve for claim losses	$890,148	$287,136	$8,622	(4)	$240,669	(1)	$945,237
Allowance on trade and notes receivables	23,240	19,510	—		3,702	(2)	39,048

(1)	Represents payments of claim losses, net of recoupments.

(2)	Represents uncollectible accounts written-off, change in reserve due to reevaluation of specific items and change in reserve due to sale of certain assets.

(3)	Represents intangible assets written-off.

(4)	Represents reserve for claim losses assumed in connection with the Company’s acquisitions of LSI and ANFI in 2003.

(5)	Represents reserve for claim losses assumed in connection with the Company’s acquisitions of APTIC in 2004.

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement and Plan of Merger among Certegy Inc., C Co Merger Sub, LLC and Fidelity National Information Services, Inc. dated as of September 14, 2005, incorporated by reference from Current Report on Form 8-K, dated September 20, 2005
2.2		Agreement and Plan of Merger among Fidelity National Financial, Inc., Xmas Merger Corp. and Sedgwick CMS Holdings, Inc. dated December 23, 2005, incorporated by reference from Current Report on Form 8-K, dated December 30, 2005
3.1		Amended and Restated Certificate of Incorporation of Registrant, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003

3.2		Restated Bylaws of Registrant, incorporated by reference from Form S-4, Registration No. 333-103067

4.1		7.30% Note due August 15, 2011 of Fidelity National Financial, Inc. in the principal amount of $250,000,000 dated August 20, 2001, incorporated by reference from Current Report on Form 8-K, dated August 23, 2001

4.2		Indenture by and between Fidelity National Financial, Inc. and The Bank of New York dated as of August 20, 2001, incorporated by reference from Current Report on Form 8-K dated August 23, 2001

4.3		Supplemental Indenture, dated as of January 13, 2006, between Fidelity National Financial, Inc. and The Bank of New York, incorporated by reference from Current Report on Form 8-K, dated January 24, 2005

10.4		Fidelity National Financial, Inc. 1987 Stock Option Plan, incorporated by reference from Form S-1, Registration No. 33-11321*

10	.4.1	Fidelity National Financial, Inc. Amended and Restated 1987 Stock Option Plan approved by the stockholders of the Company on December 16, 2004, incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A, filed on November 15, 2004.*

10.5		Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan, incorporated by reference from Form S-1, Registration No. 33-11321*

10	.5.1	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on March 24, 1989, incorporated by reference from Form S-8, Registration No. 33-15027*

10	.5.2	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan, incorporated by reference from Form S-8, Registration No. 33-45709*

10	.5.3	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Form S-8, Registration No. 33-64836*

10	.5.4	Amendments to Fidelity National Financial, Inc. 1987 Employee Stock Purchase Plan approved by the stockholders of the Company on June 20, 1995, incorporated by reference from Form S-8, Registration No. 33-61983*

10.6		Fidelity National Financial, Inc. 401(k) Profit Sharing Defined Contribution Plan and Trust adopted January 1, 1990, incorporated by reference from Form 10-K filed January 29, 1991*

10	.6.1	Amendments to Fidelity National Financial, Inc. 401(k) Profit Sharing Plan, incorporated by reference from Form S-8, Registration No. 33-56514*

10	.6.2	The Fidelity National Financial Group 401(k) Profit Sharing Plan, incorporated by reference from Form S-8, Registration No. 333-83054*

10.7		Fidelity National Financial, Inc. 1991 Stock Option Plan, approved by the stockholders of the Company on July 15, 1992, incorporated by reference from Form S-8, Registration No. 33-45272*

10	.7.1	Amendments to Fidelity National Financial, Inc. 1991 Stock Option Plan approved by the stockholders of the Company on June 15, 1993, incorporated by reference from Form S-8, Registration No. 33-64834*

10	.7.2	Amendment to Fidelity National Financial, Inc. 1991 Stock Plan, approved by the stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026*

Exhibit
Number		Description

10	.7.3	Amendment to Fidelity National Financial, Inc. 1991 Stock Option Plan and the 1998 Stock Option Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111*

10.8		1996 Omnibus Stock Option Plan (Granite), incorporated by reference from Form S-8, Registration No. 333-48411*

10.9		Two Stock Option Agreements and Amended Stock Award Agreement (Alamo), incorporated by reference from Form S-8, Registration No. 333-64229*

10.35		Fidelity National Financial, Inc. 1993 Stock Plan, approved by stockholders of the Company on June 14, 1994, incorporated by reference from Form S-8, Registration No. 33-83026*

10.62		Granite Financial, Inc. Omnibus Stock Plan of 1996, Amended and Restated as of April 24, 1997 and June 14, 1997, incorporated by reference from Form S-8, Registration No. 333-48111*

10.63		Fidelity National Financial, Inc., 1998 Stock Incentive Plan, approved by the stockholders of the Company on June 17, 1998, incorporated by reference from Form S-8, Registration No. 333-61111*

10.64		Chicago Title Corporation 1998 Long-Term Incentive Plan and Chicago Title Corporation Directors Stock Option Plan, incorporated by reference from Form S-8, Registration No. 333-32806*

10.65		Amendment to Fidelity National Financial, Inc. 1991 Stock Option Plan, approved by the stockholders of the Company on June 12, 2000, incorporated by reference from Form S-8, Registration No. 333-52744*

10.66		Amendment to Fidelity National Financial, Inc. 1998 Stock Incentive Plan, approved by the stockholders of the Company on June 12, 2000, incorporated by reference from Form S-8, Registration No. 333-52744*

10.68		Fidelity National Financial, Inc. Second Amended and Restated 1998 Stock Incentive Plan, approved by the Company’s stockholders on December 16, 2004 and incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on November 15, 2004

10.69		Fidelity National Financial, Inc. Second Amended and Restated 2001 Stock Inventive Plan, approved by the Company’s stockholders on December 16 2004 and incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on November 15, 2004

10.70		Fidelity National Financial, Inc. Employee Stock Purchase Plan, as Amended and Restated as of April 24, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*

10.71		Employment Agreement by and between Fidelity National Financial, Inc. and Brent B. Bickett on of November 11, 2004, incorporated by reference from Current Report on Form 8-K dated November 11, 2004*

10.72		Employment Agreement by and between Fidelity National Financial, Inc. and Raymond R. Quirk as of March 20, 2003, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2003*

10.73		Employment Agreement by and between Fidelity National Financial, Inc. and Ernest D. Smith as of March 20, 2003, incorporated by reference from Quarterly Report on Forma 10-Q for the quarterly period ending March 31, 2003*

10.74		Employment Agreement by and between Fidelity National Financial, Inc. and Alan L. Stinson as of March 22, 2001, incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001*

10.75		Employment Agreement by and between Fidelity National Financial, Inc. and Peter T. Sadowski as of July 18, 2003* incorporated by reference from the Annual Report on Form 10-K for the fiscal year ending December 31, 2003

10.77		Stock Purchase Agreement, dated as January 28, 2003, by and between Fidelity National Financial, Inc. and ALLTEL Corporation, incorporated by reference from Current Report on Form 8-K, dated January 29, 2003

10.80		American National Financial, Inc. 1999 Stock Option Plan and American National Financial, Inc., 1998 Stock Incentive Plan, incorporated by reference from Form S-8, Registration No. 03-000756*

Exhibit
Number		Description

10.82		Fidelity National Information Solutions 2001 Stock Incentive Plan, Vista Information Solutions, Inc., 1999 Stock Option Plan, Micro General Corporation 1999 Stock Incentive Plan and Micro General Corporation 1998 Stock Incentive Plan, incorporated by reference from Form S-8, Registration No. 333-109415*

10	.83.1	Credit Agreement, dated as of March 9, 2005, among Fidelity National Information Services, Inc, Fidelity National Information Solutions, Inc., Fidelity National Tax Service, Inc. and various Financial Institutions, incorporated by reference from Current Report on Form 8-K dated March 22, 2005.

10	.83.2	Joinder Agreement, dated as of February 1, 2006, by and between Fidelity National Information Services, Inc. and Bank of America, N.A. (incorporated by reference to the Current Report on Form 8-K of Fidelity National Information Services, Inc. filed February 6, 2006 (the ‘FIS 8-K‘))

10	.83.3	Amendment No. 1 and Addendum, dated as of September 26, 2005 and effective as of February 1, 2006, to the FIS senior credit facilities (incorporated by reference to the FIS 8-K)

10	.84.1	Fidelity National Information Services, Inc. 2005 Stock Incentive Plan (the “FIS 2005 Plan”), incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2004

10	.84.2	Form of Option Agreement under the FNIS 2005 Plan, incorporated by reference to Current Report on Form 8-K dated March 21, 2005*

10.85		Sanchez Computer Associates, Inc. Amended and Restated 1995 Equity Compensation Plan, incorporated by reference from Form S-8 Registration No. 333-114482.*

10.86		InterCept Group Inc. Amended and Restated 1996 Stock Option Plan, Provesa, Inc. 1994 Stock Option Plan, InterCept, Inc. 2002 Stock Option Plan and InterCept, Inc. G. Lynn Boggs 2002 Stock Option Plan, incorporated by reference from Form S-8 Registration No. 333-120720.*

10.87		Fidelity National Financial Inc. 2004 Omnibus Incentive Plan, approved by the stockholders of the Company on December 16, 2004 and incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on November 15, 2004.*

10.88		Form of Option Grant agreement under 2004 Omnibus Incentive Plan, incorporated by reference from Current Report on Form 8-K, dated August 25, 2005

10.89		Shareholders Agreement dated September 14, 2005 among Certegy Inc., Fidelity National Financial, Inc. and the other parties thereto, incorporated by reference from Current Report on Form 8-K, dated September 20, 2005

10.90		Commitment Agreement dated as of September 14, 2005 among Certegy Inc. and the stockholders of Fidelity National Information Services, Inc. and the other parties thereto, incorporated by reference from Current Report on Form 8-K, dated September 20, 2005

10.91		Credit Agreement dated as of October 17, 2005 among Fidelity National Financial, Inc., Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto, incorporated by reference from Current Report on Form 8-K, dated October 21, 2005

10	.92.1	Fidelity Sedgwick Holdings, Inc. 2006 Stock Incentive Plan (the ‘FSH Plan‘), incorporated by reference from Current Report on Form 8-K dated February 6, 2006*

10	.92.2	Form of Award Agreement under the FSH Plan, incorporated by reference from Current Report on Form 8-K dated February 6, 2006*

10.93		Amended and Restated Stock Purchase Agreement among FIS, FNF and the investors named therein, incorporated by reference to Current Report on Form 8-K dated March 14, 2005

10	.94.1	Indenture, dated as of December 8, 2005, between FNT and The Bank of New York Trust Company, N.A. (‘BNYTC‘), incorporated by reference to Current Report on Form 10-K of FNT dated March 15, 2005

10	.94.2	Supplemental Indenture, dated as of January 6, 2006 between FNT and BNYTC, incorporated by reference to Current Report on Form 8-K dated January 24, 2006

10	.94.3	Form of 7.30% FNT Note, incorporated by reference to Current Report on Form 8-K of FNT dated January 9, 2006

10	.94.4	Form of 5.25% FNT Note, incorporated by reference to Current Report on Form 8-K of FNT dated January 9, 2006

Exhibit
Number		Description

10.95		Credit Agreement dated as of October 17, 2005 among FNT, Bank of America, N.A., as administrative agent and swing line lender, and the other financial institutions party thereto, incorporated by reference to Current Report on Form 8-K of FNT dated October 21, 2005

10	.96.1	Fidelity National Title Group, Inc. 2005 Omnibus Incentive Plan, incorporated by reference to Quarterly Report on Form 10-Q of FNT for the quarter ended September 30, 2005*

10	.96.2	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement, incorporated by reference to Current Report on Form 8-K of FNT dated October 21, 2005*
21		List of Subsidiaries

23		Consent of Registered Independent Accounting Firm

31.1		Certification by Chief Executive Officer of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification by Chief Financial Officer of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2		Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350

*	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K