Form 10-K/A
period 2005-12-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2006-05-01
CIK 809398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.).
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant as of June 30, 2005 was $5,886,829,670.
     As of April 1, 2006, there were 174,766,117 shares of Common Stock outstanding.

EXPLANATORY NOTE
     Unless stated otherwise or the context otherwise requires, all references in this Form 10-K/A to the registrant, “us,” “we,” “our” “FNF” or the “Company” are to Fidelity National Financial, Inc., a Delaware corporation owning a majority of the outstanding shares of FNT and FIS; all references to “FNT” are to Fidelity National Title Group, Inc., a Delaware corporation and its subsidiaries; all references to “FIS” are to Fidelity National Information Services, Inc., a Georgia corporation f/k/a Certegy, Inc. and its subsidiaries; all references to Former FIS are to Fidelity National Information Services, Inc., a Delaware corporation, prior to its merger with Certegy, Inc. on February 1, 2006; all references to the “distribution” are to the distribution on October 17, 2005 of 17.5% of the common stock of FNT to the stockholders of FNF; and all references to the “merger” are to the merger on February 1, 2006 of Former FIS with and into a subsidiary of Certegy Inc.
     This Amendment No. 1 on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 15, 2006 (the “Form 10-K”). Part III, Item 10 “Directors and Executive Officers of the Registrant,” Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 13 “Certain Relationships and Related Transactions,” and Item 14 “Principal Accountant Fees and Services” of the Form 10-K are hereby amended and restated in their entirety to include the required disclosures.
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

FORM 10-K
ii

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS
     The names of our directors and certain biographical information concerning each of them is set forth below:
TERM EXPIRING 2006

			Director
Name	Position With the Company	Age	Since

John F. Farrell, Jr.	Director Chairman Audit Committee	68	2000

Daniel D. (Ron) Lane	Director Chairman Corporate Governance and Nominating Committee, Member Audit Committee, Member Compensation Committee	71	1989
     John F. Farrell, Jr. Mr. Farrell is a private investor and has been since 1997. From 1985 through 1994 he was Chairman and Chief Executive Officer of North American Mortgage Company. Mr. Farrell was Chairman of Integrated Acquisition Corporation from 1984 through 1989. He was a partner with Oppenheimer and Company from 1972 through 1981. Mr. Farrell also serves as a director of Ames Investment Corporation and FNT.
     Daniel D. (Ron) Lane. Since February 1983, Mr. Lane has been a principal, Chairman and Chief Executive Officer of Lane/Kuhn Pacific, Inc., a corporation that comprises several community development and home building partnerships, all of which are headquartered in Newport Beach, California. He is Vice Chairman of the Board of Directors of CKE Restaurants, Inc. Mr. Lane also serves on the Board of Metalclad Corporation and FIS, and is active on the Board of Trustees of the University of Southern California.
TERM EXPIRING 2007

			Director
Name	Position With the Company	Age	Since

Douglas K. Ammerman	Director Member Corporate Governance and Nominating Committee, Member Compensation Committee, Member Audit Committee	54	2005

Richard N. Massey	Director	50	2006

Cary H. Thompson	Director Chairman Compensation Committee Member Executive Committee	49	1992
     Douglas K. Ammerman. Mr. Ammerman is a retired partner of KPMG, LLP and has a Master’s Degree in business taxation from the University of Southern California. He began his career in 1973 with Peat, Marwick and Mitchell (now KPMG). He was admitted to KPMG partnership in 1984 and formally retired from KPMG in 2002.
     Richard N. Massey. Mr. Massey is currently Executive Vice President and General Counsel of Alltel Corporation and has been since January 2006. From 2000 until 2006 Mr. Massey served as Managing Director of Stephens Inc., a private investment bank, during which time his financial advisory practice focused on software and information technology companies.

     Cary H. Thompson. Mr. Thompson currently is a Senior Managing Director with Bear Stearns & Co. Inc. and has been since 1999. From 1996 to 1999, Mr. Thompson was a director and Chief Executive Officer of Ames Financial Corporation. Prior to joining Ames Financial Corporation, Mr. Thompson served as a managing director of Nat West Capital Markets from May 1994 to June 1996. Mr. Thompson also serves on the Board of Directors of SonicWall Corporation and FIS.
Term Expiring 2008

			Director
Name	Position With the Company	Age	Since

William P. Foley, II	Chairman of the Board Chief Executive Officer, Chairman Executive Committee	61	1984

Thomas M. Hagerty	Director	43	2005
     William P. Foley, II. Mr. Foley is the Chairman of the Board and Chief Executive Officer of the Company, and has served in both capacities since the Company’s formation in 1984. Mr. Foley also served as President of the Company from 1984 until December 31, 1994. Mr. Foley also is currently the Chairman of FIS and FNT, and serves on the Board of Florida Rock Industries, Inc.
     Thomas M. Hagerty. Mr. Hagerty is a Managing Director of Thomas H. Lee Partners, L.P. He has been employed by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, since 1988. From July 2000 through April 2001, Mr. Hagerty also served as the Interim Chief Financial Officer of Conseco, Inc. On December 17, 2002, Conseco, Inc. voluntarily commenced a case under Chapter 11 of the United States Code in the United States Bankruptcy Court, Northern District of Illinois, Eastern Division. Prior to joining Thomas H. Lee Partners, L.P, Mr. Hagerty was in the mergers and acquisitions department of Morgan Stanley & Co. Incorporated. Mr. Hagerty currently serves as a director of MGIC Investment Corporation, Metris Companies and Syratech Corp., as well as FIS.
Information About Our Executive Officers
     The executive officers of the Company as of the date of this Report are set forth in the table below. Certain biographical information with respect to those executive officers who do not also serve as directors follows the table. Mr. Foley’s biographical information is set forth above.

			Employed
Name	Position With the Company	Age	Since

William P. Foley, II	Chairman of the Board and Chief Executive Officer	61	1984

Brent B. Bickett	President	41	1999

Alan L. Stinson	Executive Vice President, Chief Financial Officer and Chief Operating Officer	60	1998

Peter T. Sadowski	Executive Vice President and General Counsel	51	1999
     Brent B. Bickett. Mr. Bickett is President of the Company and he has served in that position since February 2006. He joined the Company in 1999 as a Senior Vice President, Corporate Finance and served as Executive Vice President, Corporate Finance from 2002 until January 2006. From August 1990 until January 1999, Mr. Bickett was a member of the Investment Banking Division of Bear, Stearns & Co., Inc., where he served as a Managing Director of the firm’s real estate, gaming, lodging and leisure group from 1997 until 1999.
     Alan L. Stinson. Mr. Stinson joined the Company in October 1998 as Executive Vice President, Financial Operations and assumed the role of Executive Vice President and Chief Financial Officer of the Company in early

1999. Mr. Stinson was also named Chief Operating Officer in February 2006. Prior to his employment with the Company, Mr. Stinson was Executive Vice President and Chief Financial Officer of Alamo Title Holding Company. From 1968 to 1994, Mr. Stinson was employed by Deloitte & Touche, LLP, where he was a partner from 1980 to 1994.
     Peter T. Sadowski. Mr. Sadowski is the Executive Vice President and General Counsel for Fidelity National Financial, Inc. and has been since 1999, and has also served as Executive Vice President of FNT since October 2005. Prior to joining the Company, Mr. Sadowski was a Partner with Goldberg, Katz, Sadowski and Stansen from 1996 to 1999 and with the Stolar Partnership from 1980 to 1996, and prior to that, he served as Assistant Attorney General of the State of Missouri.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors to file reports of their ownership, and changes in ownership, of the Company’s common stock with the SEC. Executive officers and directors are required by the SEC’s regulations to furnish the Company with copies of all forms they file pursuant to Section 16 and the Company is required to disclose in this report any failure of its directors and executive officers to file by the relevant due date any of these reports during fiscal year 2005. Based solely upon a review of the copies of the reports received by it, the Company believes that all such filing requirements were satisfied.
Code of Ethics and Business Conduct
     Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers, a “code of ethics” are defined by the SEC, which is applicable to our chief executive officer, our chief financial officer and our chief accounting officer, and a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the Company. The purpose of these codes is to (i) promote honest and ethical conduct, including the ethical handling of conflicts of interest; (ii) promote full, fair, accurate, timely and understandable disclosure; (iii) promote compliance with applicable laws and governmental rules and regulations; (iv) ensure the protection of the Company’s legitimate business interests, including corporate opportunities, assets and confidential information; and (v) deter wrongdoing. Our codes of ethics and business conduct were adopted to reinvigorate and renew our commitment to the Company’s longstanding standards for ethical business practices. Our reputation for integrity is one of our most important assets and each of our employees and directors is expected to contribute to the care and preservation of that asset. Under our codes of ethics, an amendment to or a waiver or modification of any ethics policy applicable to our directors or executive officers must be disclosed to the extent required under SEC and/or NYSE rules.
     Copies of our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers are available for review on our website at www.fnf.com. Stockholders may also obtain a copy of any of these codes by writing to the Corporate Secretary at the address set forth on the first page of this report.
Audit Committee
     The members of the Audit Committee are John F. Farrell, Jr. (Chairman), Daniel D. (Ron) Lane and Douglas K. Ammerman. The Board has determined that each of the Audit Committee members is financially literate and independent as required by the rules of the SEC and the NYSE, and that Mr. Farrell is an audit committee financial expert, as defined by the rules of the SEC.
     The Audit Committee is a separately-designated standing committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION
Executive Compensation
     The following Summary Compensation Table shows compensation paid by the Company and its subsidiaries to the named executive officers of the Company for all services in all capacities during the years indicated. As required by SEC rules, we also show data for Mr. Quirk, who ceased being an executive officer of the Company upon the distribution in October 2005 of shares of FNT to the stockholders of FNF.
Summary Compensation Table

		Annual Compensation		Long-Term Compensation
					Restricted	Securities
				Other Annual	Stock	Underlying	All Other
	Fiscal	Salary	Bonus	Compensation	Awards	Options	Compensation
Name and Title	Year	($)(1)	($)(2)	($)(3)	($)(4)	(#)(5)	($)(6)
William P. Foley II	2005	1,000,000	4,402,846	1,298,690	2,628,000	3,641,295	191,522
Chairman, Chief	2004	991,667	4,558,000	374,065	—	1,108,237	185,024
Executive Officer	2003	950,016	3,600,000	687,007	8,257,500	8,250	169,250

Raymond R. Quirk	2005	647,500	1,282,500	38,693	2,628,000	—	33,070
Former President	2004	606,250	1,210,227	7,304	—	166,236	28,956
	2003	594,529	1,557,123	89,148	1,156,050	8,250	23,644

Alan L. Stinson	2005	510,000	925,269	47,614	876,000	558,544	11,012
Executive Vice President,	2004	458,333	907,667	18,474	—	166,236	9,220
Chief Financial Officer	2003	425,000	1,122,947	83,148	1,156,050	—	9,070

Brent B. Bickett	2005	515,775	915,269	10,004	657,000	558,544	39,270
Executive Vice President,	2004	450,000	891,000	—	—	166,236	32,672
Corporate Finance	2003	375,000	969,234	104,275	1,156,050	8,250	29,047

Peter T. Sadowski	2005	400,000	730,544	72,936	525,600	204,229	34,192
Executive Vice President,	2004	400,000	791,500	5,073	—	110,824	33,105
General Counsel	2003	350,000	745,432	75,732	660,600	8,250	25,917

(1)	Amounts shown for the indicated fiscal year include amounts deferred at the election of the named executive officer pursuant to the Company’s 401(k) plan.

(2)	Bonuses were awarded during the year following the year to which the bonuses relate, based on an evaluation by the Compensation Committee of the Board of Directors. During 2003, Mr. Stinson elected to defer $170,000 of his bonus amount and applied it to the Company’s Executive Compensation Program.

(3)	Amounts shown for Mr. Foley include (i) the cost of a Company provided automobile of $9,000 in 2005 and 2004 and $9,750 in 2003; (ii) tax and financial planning advice provided by third parties to Mr. Foley and Folco Development Corporation — $247,940 in 2005, $25,000 in 2004 and $58,078 in 2003; (iii) personal use of Company assets by Mr. Foley and Folco Development Corporation — $321,795 in 2005, $102,515 in 2004; and $25,268 in 2003; and (iv) deferred compensation payouts of $719,955 in 2005 and $237,550 in 2004. Amounts shown for Mr. Quirk include (i) the cost of a Company provided automobile of $6,000 in 2005, 2004, and 2003, (ii) financial planning advice provided by third parties of $32,693 in 2005, and (iii) personal use of Company assets by Mr. Quirk of $1,304 in 2004. Amounts shown for Mr. Stinson include (i) personal use of Company assets by Mr. Stinson of $41,694 in 2005 and $18,474 in 2004 and (ii) financial planning advice provided by third parties of $5,920 in 2005. Amounts shown for Mr. Bickett include (i) personal use of Company assets by Mr. Bickett of $10,004 in 2005 and (ii) relocation expenses of $21,127 in 2003. Amounts shown for Mr. Sadowski include (i) financial planning advice provided by third parties of $49,346 in 2005; (ii) personal use of Company assets by Mr. Sadowski of $23,590 in 2005 and $5,073 in 2004; and (iii) relocation expenses of $28,219 in 2003. Amounts also include amounts reimbursed during 2003 for the payment of taxes in connection with the restricted stock grant: Mr. Foley: $593,911; Mr. Quirk: $83,148; Mr. Stinson: $83,148; Mr. Bickett: $83,148; and Mr. Sadowski: $47,513.

(4)	Pursuant to the 2001 Plan, the Company granted rights to Messrs Foley, Quirk, Stinson, Bickett and Sadowski to purchase shares of restricted common stock of FNF on November 18, 2003. The restricted shares granted vest over a four year period, of which one-fifth vested immediately on the date of grant. Dividends are paid by the Company on the restricted stock granted. During 2005, in addition to paying regular dividends on the FNF restricted stock, FNF paid a special dividend of $10 per share on the restricted stock accounts. The following is the amount paid as a result of the special dividend: (i) Mr. Foley: $1,650,000; (ii) Mr. Quirk: $231,000; (iii) Mr. Stinson: $231,000; (iv) Mr. Bickett: $231,000; and (v) Mr. Sadowski: $132,000. The following are the number and aggregate value of FNF restricted stock holdings as of December 31, 2005: (i) Mr. Foley: 110,000 shares; $4,046,900 ; (ii) Mr.

Quirk: 15,400 shares; $566,566; (iii) Mr. Stinson: 15,400 shares; $566,566; (iv) Mr. Bickett: 15,400 shares; $566,566; and (v) Mr. Sadowski: 8,800 shares; $323,752. Pursuant to the 2005 Stock Incentive Plan, FNT granted restricted shares of FNT common stock to Messrs. Foley, Quirk, Stinson, Bickett, and Sadowski on October 18, 2005. The restricted shares granted vest over a four year period. Dividends are paid by FNT on the restricted stock granted. The following are the number and aggregate value of restricted stock holding as of December 31, 2005: (i) Mr. Foley: 120,000 shares; $2,922,000; (ii) Mr. Quirk: 120,000 shares; $2,922,000; (iii) Mr. Stinson: 40,000 shares; $974,000; (iv) Mr. Bickett: 30,000 shares; $730,500; and (v) Mr. Sadowski: 24,000 shares; $584,400. Also as part of the FNT distribution, holders of FNF restricted stock were issued shares of FNT restricted stock per the distribution ratio. The following are the number and aggregate value of restricted stock holdings of FNT relating to this distribution as of December 31, 2005: (i) Mr. Foley: 19,250 shares; $468,738; (ii) Mr. Quirk: 2,694 shares; $65,599; (iii) Mr. Stinson: 2,694 shares; $65,599; (iv) Mr. Bickett: 2,694 shares; $65,599; and (v) Mr. Sadowski: 1,540 shares; $37,499.

(5)	The number of securities underlying options has been adjusted to reflect all dividends and stock splits, except for the 2004 grant of FNF stock options to each of these individuals on which the exercise prices of the options were not adjusted for the $10 special dividend paid in March 2005. On this grant, each individual was paid the $10 dividend on his grant which is subject to repayment should they leave employment prior to the full vesting of that award. The following is the amount paid as a result of the special dividend: (i) Mr. Foley: $10,000,000; (ii) Mr. Quirk: $1,500,000; (iii) Mr. Stinson: $1,500,000; (iv) Mr. Bickett: $1,500,000; and (v) Mr. Sadowski: $1,000,000. Because these amounts and the similar amounts referred to in footnote 3 were not preferential, they are not included in the amounts shown in the table.

(6)	Amounts shown for fiscal 2005 consist of the following: (i) Mr. Foley: Company contribution to 401(k) Plan — $6,300, Company paid life insurance premiums — $108,816 and Company contribution to Employee Stock Purchase Program — $76,406; (ii) Mr. Quirk: Company paid life insurance premiums — $3,070 and Company contribution to Employee Stock Purchase Program — $30,000; (iii) Mr. Stinson: Company contribution to 401(k) Plan — $6,300, and Company paid life insurance premiums — $4,712; (iv) Mr. Bickett: Company contribution to 401(k) Plan — $6,300, Company paid life insurance premiums — $1,564 and Company contribution to Employee Stock Purchase Program — $31,406; and (v) Mr. Sadowski: Company contribution to 401(k) Plan — $6,300, Company paid life insurance premiums — $1,642 and Company contribution to Employee Stock Purchase Program — $26,250.
FNF Option Grants
     The following table provides information as to options of FNF common stock granted to the named executive officers during 2005 pursuant to the Company’s 2004 Omnibus Incentive Plan.
Option Grants in Last Fiscal Year

	Individual Grants
					Potential Realizable Value at
	Number of				Assumed Annual Rates of
	Securities	Percentage of			Stock Price Appreciation
	Underlying	Total Options			for Option Term(2)
	Options	Granted to	Exercise or
	Granted	Employees in	Base Price (1)	Expiration	5%	10%
Name	(#)	Fiscal Year	($/share)	Date	($)	($)
William P. Foley II	443,295	48.8%	$35.04	8/19/13	$7,415,835	$17,762,213
Raymond R. Quirk	—	—%	$—	n/a	$—	$—
Alan L. Stinson	110,824	12.2%	$35.04	8/19/13	$1,853,963	$4,440,563
Brent B. Bickett	110,824	12.2%	$35.04	8/19/13	$1,853,963	$4,440,563
Peter T. Sadowski	44,329	4.9%	$35.04	8/19/13	$741,575	$1,776,201

(1)	The stock options shown in the table above were granted to the named executive officers on August 19, 2005 at an exercise price of $35.04, the fair market value of the Company’s Common Stock on the date of grant. All such options were granted under the Company’s 2004 Omnibus Incentive Plan and vest in three equal annual installments beginning on the first anniversary of the date of grant. Vesting is accelerated upon a change in control of the Company occurring more than one year after grant.

(2)	These are assumed rates of appreciation, and are not intended to forecast future appreciation of the Company’s Common Stock.
FIS Option Grants
     The following table provides information as to options of FIS common stock granted to the named executive officers during 2005 pursuant to the FIS 2005 Stock Incentive Plan.
Option Grants in Last Fiscal Year

	Individual Grants
					Potential Realizable Value at
	Number of				Assumed Annual Rates of
	Securities	Percentage of			Stock Price Appreciation
	Underlying	Total Options			for Option Term(2)
	Options	Granted to	Exercise or
	Granted	Employees in	Base Price (1)	Expiration	5%	10%
Name	(#)	Fiscal Year	($/share)	Date	($)	($)
William P. Foley II	3,198,000	35.5%	$15.63	3/9/15	$31,444,788	$79,687,267
Raymond R. Quirk	—	—%	n/a	n/a	$—	$—
Alan L. Stinson	447,720	5.0%	$15.63	3/9/15	$4,402,270	$11,156,217
Brent B. Bickett	447,720	5.0%	$15.63	3/9/15	$4,402,270	$11,156,217
Peter T. Sadowski	159,900	1.8%	$15.63	3/9/15	$1,572,239	$3,984,363

(1)	The stock options shown in the table above were granted to the named executive officers on March 9, 2005 at an exercise price of $15.63, the fair market value of the common stock of FIS on the date of grant. All such options were granted under the FIS 2005 Stock Incentive Plan and vest either in quarterly installments over a four year period or upon the achievement of certain performance objectives, which were achieved in 2006. Vesting is accelerated upon a change in control of the Company occurring more than one year after grant.

(2)	These are assumed rates of appreciation, and are not intended to forecast future appreciation of the common stock of FIS.
Option Exercises and Fiscal Year-End Values
     The following table summarizes information regarding exercises of FNF stock options by the named executive officers during 2005 and unexercised FNF options held by them as of December 31, 2005.
Aggregated FNF Stock Option Exercises
In Last Fiscal Year and Fiscal Year-End Option Values

			Number of Unexercised	Value of Unexercised
	Shares		Options at	In-the-Money Options at
	Acquired on	Value	December 31, 2005	December 31, 2005 (2)
	Exercise (1)	Realized (1)	(#)	($)
Name	(#)	($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
William P. Foley, II	465,367	$18,080,932	4,715,696/1,182,119	$126,237,816/$3,558,207
Raymond R. Quirk	85,622	$2,634,115	534,275/110,824	$12,659,472/$417,208
Alan L. Stinson	61,599	$1,965,757	462,595/221,648	$10,882,503/$611,416
Brent B. Bickett	116,840	$4,130,070	366,668/221,648	$7,891,621/$611,416
Peter T. Sadowski	19,128	$428,682	56,076/118,211	$537,129/$355,818

(1)	All shares acquired on exercise are shares of FNF common stock.

(2)	In accordance with the rules of the Securities and Exchange Commission, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, the fair market value, which represents the closing price of the Company’s common stock reported by the New York Stock exchange on December 31, 2005, is deemed to be $36.79.

     The following table summarizes information regarding FIS options held by the named executive officers as of December 31, 2005. There were no exercises of FIS stock options by the named executive officers during 2005.
Aggregated FIS Stock Option Exercises
In Last Fiscal Year and Fiscal Year-End Option Values

			Number of Unexercised	Value of Unexercised
	Shares		Options at	In-the-Money Options at
	Acquired on	Value	December 31, 2004	December 31, 2004 (1)
	Exercise	Realized	(#)	($)
Name	(#)	($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
William P. Foley, II	—	$—	426,373/2,771,627	$10,338,663/$67,531,246
Raymond R. Quirk	—	$—	-/-	$ -/$-
Alan L. Stinson	—	$—	56,692/388,028	$1,454,408/$9,454,380
Brent B. Bickett	—	$—	56,692/388,028	$1,454,408/$9,454,380
Peter T. Sadowski	—	$—	21,318/138,582	$519,417/$3,376,578

(1)	In accordance with the rules of the Securities and Exchange Commission, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, the fair market value, which represents the closing price of FIS’s common stock reported by the New York Stock Exchange on December 31, 2005, is deemed to be $40.56.
Directors’ Compensation
     Directors who also are officers of the Company do not receive any compensation for acting as directors, except for reimbursement of reasonable expenses, if any, incurred in attending Board meetings. Non-employee directors participate in a compensation program that is designed to achieve the following goals: fairly pay directors for work required by a company of FNF’s size, complexity, and scope; align directors’ interest with the long-term interests of the Company’s stockholders; provide a level of pay that is competitive with the marketplace for companies of similar size and complexity to FNF; and maintain a simple format that is transparent and easy for shareholders to understand. For 2005, non-employee directors received the following:
•	An annual retainer of $30,000;

•	A per meeting fee of $2,500 for each Board meeting attended;

•	An annual retainer of $5,000 for service on any Board committee (except Audit) or a $7,500 annual retainer if chair of any committee (except Audit);

•	An annual retainer of $7,500 for service on the Audit committee or a $15,000 annual retainer if chair of the Audit committee;

•	A per meeting fee of $1,500 for each committee meeting attended (except Audit which has a per meeting fee of $3,000);

•	Expenses of attending Board and committee meetings; and

•	In addition, on August 19, 2005, each non-employee director received options to acquire 20,000 shares of the Company’s common stock. The options were granted at an exercise price of $38.83, which was the closing price of the Company’s common stock on the New York Stock Exchange on the date of grant. The options vest in three equal annual installments beginning on the first anniversary of the date of grant and are exercisable for a period of eight years. Vesting is accelerated upon a change in control of the Company.

The Company also adopted stock ownership guidelines for its directors. Each director is encouraged to own shares of Company common stock with a value equal to two times the annual retainer.
Employment Agreements
     William P. Foley, II. The Company entered into a five-year employment agreement with its Chairman and Chief Executive Officer, Mr. Foley, effective March 22, 2001, which was subsequently amended to extend the term to December 31, 2006. Pursuant to the terms of this agreement, Mr. Foley’s minimum annual base salary for fiscal 2006 is $1,000,000. The agreement provides for additional incentive compensation in respect of each fiscal year ending during the term thereof in the form of an annual cash bonus as determined in accordance with the Annual Incentive Plan. Pursuant to the Annual Incentive Plan, the Compensation Committee has approved a formula that awards Mr. Foley for meeting specified performance levels, based on the Company’s return on equity and other specified operational goals. The agreement includes other compensation and executive fringe benefits. There is a change in control provision enabling Mr. Foley to terminate this agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for good reason (defined in the agreement as a change in control) or if Mr. Foley’s employment is terminated following a change of control, under certain circumstances he will receive (i) his salary through the date of termination, (ii) severance pay in an amount equal to the sum of (A) his annual salary in effect as of the date of termination plus (B) the greater of his highest bonus paid or payable to him during the term of his agreement or the bonus that would have been paid to him in 1999 had this agreement been in effect in 1998, multiplied by the greater of the number of years remaining in the term of employment, including partial years, or three years, (iii) immediate vesting of all options not vested at the date of termination, and (iv) maintenance of all benefit plans and programs for Mr. Foley for the greater of three years or the number of years (including partial years) remaining in the agreement. The agreement allows the Company to terminate Mr. Foley upon written notice without cause on terms specified in the agreement. Upon Mr. Foley’s death, his estate will receive a payment in the amount of the minimum annual base salary for the remainder of the agreement. Upon incapacity or disability for a continuous period of nine months, the Company may terminate the employment contract with Mr. Foley upon payment of an amount equal to his minimum annual base salary, without offset for the remainder of the agreement.
     Alan L. Stinson. The Company entered into a three-year employment agreement with Alan L. Stinson effective March 22, 2001, which was subsequently amended to extend the term of the agreement until July 17, 2006. Pursuant to the agreement, Mr. Stinson’s minimum base salary for fiscal 2006 is $600,000. His base salary may be increased at the discretion of the Compensation Committee of the Board of Directors. Mr. Stinson’s annual bonus will be payable pursuant to the Annual Incentive Plan. The cash bonus payable to Mr. Stinson under the Annual Incentive Plan awards him for meeting specified performance levels based on the Company’s return on equity and specified operational goals. There is a change in control provision enabling Mr. Stinson to terminate this agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for good reason (defined in the agreement as a change in control) or if Mr. Stinson’s employment is terminated following a change in control under certain circumstances, he will receive (i) his minimum annual base salary through the date of termination, (ii) severance pay in an amount equal to the sum of (A) his minimum annual salary in effect as of the date of termination plus (B), the greater of his annual salary in effect as of the date of termination or the highest bonus paid or payable to him during the term of the agreement, multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number two, and (iii) maintenance of all benefit plans and programs for Mr. Stinson for the greater number of two years or the number of years (including partial years) remaining in the agreement.
     Brent B. Bickett. The Company entered into a three-year employment agreement with Brent B. Bickett effective November 11, 2004. Pursuant to the agreement, Mr. Bickett’s minimum base salary for fiscal 2006 is $600,000. His base salary may be increased at the discretion of the Compensation Committee of the Board of Directors. Mr. Bickett’s annual bonus will be payable pursuant to the Annual Incentive Plan. The cash bonus payable to Mr. Bickett under the Annual Incentive Plan awards him for meeting specified performance levels based on the Company’s return on equity and specified operational goals. There is a change in control provision enabling Mr. Bickett to terminate this agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for good reason (defined in the agreement as a change in control) or if Mr. Bickett’s employment is terminated following a change in control under certain circumstances, he will receive (i) his minimum annual base salary through the date of termination, (ii) severance pay in an amount equal to the sum of (A) his minimum annual base salary in effect as of the date of termination plus (B) the greater of his annual salary in effect as of the date of termination or the highest bonus paid or payable to him during the term of the agreement, multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number two, and (iii) maintenance of all benefit plans and programs for Mr. Bickett for the greater number of two years or the number of years (including partial years) remaining in the agreement.
     Peter T. Sadowski. The Company entered into a three-year employment agreement with Peter T. Sadowski effective July 18, 2003. Pursuant to the agreement, Mr. Sadowski’s minimum base salary for fiscal 2006 is 440,000. His base salary may be increased at the discretion of the Compensation Committee of the Board of Directors. Mr. Sadowski’s annual bonus will be payable pursuant to the Annual Incentive Plan. The cash bonus payable to Mr. Sadowski under the Annual Incentive Plan awards him for meeting specified performance levels based on the Company’s return on equity and specified operational goals. There is a change in control provision enabling Mr. Sadowski to terminate this agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for good reason (defined in the agreement as a change in control) or if Mr. Sadowski’s employment is terminated following a change in control under certain circumstances, he will receive (i) his minimum annual base salary through the date of termination, (ii) severance pay in an amount equal to the sum of (A) his minimum annual base salary in effect as of the date of termination plus (B) the greater of his annual salary in effect as of the date of termination or the highest bonus paid or payable to him during the term of the agreement, multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number two, and (iii) maintenance of all benefit plans and programs for Mr. Sadowski for the greater number of two years or the number of years (including partial years) remaining in the agreement.
Retirement Benefits
     We maintain an employee stock purchase plan and a 401(k) profit sharing plan covering substantially all of our employees. These plans do not discriminate in favor of directors or executive officers in the nature or level of benefits provided to participants. Additionally, in connection with our merger with Chicago Title, we assumed Chicago Title’s noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan covered certain Chicago Title employees and the benefits thereunder were based on years of service and the employee’s average monthly compensation in the highest 60 consecutive calendar months during the 120 months ending at retirement or termination. Effective as of December 31, 2001, the Pension Plan was frozen and there will be no future credit given for years of service or changes in salary. None of the named executive officers was ever a participants in the Pension Plan.
     Employee Stock Purchase Plan. In 1987, the stockholders approved the adoption of an Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, shares of the Company’s common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. The Company contributes varying amounts as specified in the ESPP.
     401(k) Profit Savings Plan. The Company offers a 401(k) Profit Sharing Plan (the “401(k) Plan”), which is a qualified voluntary contribution savings plan, to substantially all of its employees. Eligible employees may contribute up to 15% of their pretax annual compensation, subject to annual limitations imposed by the Internal Revenue Service. The Company matches 50% of each dollar of employee contribution up to 6% of the employee’s total compensation.
Compensation Committee Interlocks and Insider Participation
     The Compensation Committee is currently composed of Cary H. Thompson, Daniel D. (Ron) Lane and Douglas K. Ammerman. During fiscal 2005, no member of the Compensation Committee was a former or current officer or employee of the Company or any of its subsidiaries. In addition, during 2005, no executive officer of the Company served (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on the Compensation Committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on the Board of Directors.
     Mr. Thompson is a Senior Managing Director with Bear Stearns & Co. Inc. During 2005, Bear Stearns provided investment advisory and brokerage services to subsidiaries of the Company, for which Bear Stearns received fees in the amount of approximately $11.2 million. In the opinion of management, the terms of these transactions were fair to the Company and substantially the same as could have been obtained in transactions with unaffiliated parties.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
     As of March 31, 2006, based upon filings with the Securities and Exchange Commission, there is no person known to the Company to be the beneficial owner of more than 5% of the Company’s common stock other than as set forth below and in the “Security Ownership of Management” table below.

	Number of Shares	Percent of
Name	Beneficially Owned	Class
Barclays Global Investors, NA 45 Fremont Street San Francisco, CA 94105	10,340,785	5.95%
Security Ownership of Management
     The following table sets forth the beneficial ownership as of March 31, 2006, of the common stock of the Company by each director, by the director nominees, all executive officers named in the Summary Compensation Table, and all directors and executive officers as a group. The information as to beneficial stock ownership is based on data furnished by the persons concerning whom such information is given.

	Number of		Number of		Percent of
Name	Shares Owned(1)		Options(2)	Total	Total
William P. Foley, II	5,724,135	(3)	4,226,097	9,950,232	5.56%
Douglas K. Ammerman	1,125			1,125	*
John F. Farrell, Jr.	10,075		74,103	84,178	*
Richard N. Massey	15,200			15,200	*
Daniel D. (Ron) Lane	139,472		64,933	204,405	*
Cary H. Thompson	9,147		69,605	78,752	*
Thomas M. Hagerty	7,500			7,500	*
Alan L. Stinson	124,496		255,565	380,061	*
Brent B. Bickett	97,701		366,668	464,369	*
Peter T. Sadowski	111,578		56,076	167,654	*
All directors and officers (10 persons)	6,240,429		5,113,047	11,353,476	6.31%

*	Represents less than 1% of the Company’s common stock.

(1)	Includes unvested restricted shares in the following amounts: Mr. Foley — 110,000; Messrs. Stinson and Bickett — 15,400; Mr. Sadowski – 8,800; and Messrs. Farrell, Lane, and Thompson — 2,200.

(2)	Represents shares subject to stock options that are exercisable on March 31, 2006 or become exercisable within 60 days of March 31, 2006.

(3)	Included in this amount are 2,449,535 shares held by Folco Development Corporation, of which Mr. Foley and his spouse are the sole stockholders (with shared voting and investment control) and 579,119 shares held by Foley Family Charitable Foundation.
Equity Compensation Plans
The following table provides information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2005.

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrantes and Rights	in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	15,069,311	$18.47	12,315,659
Equity compensation plans not approved by security holders(1)	820,982	$8.54	—

Total	15,890,293	$17.96	12,315,659

(1)	The equity compensation plans not approved by security holders represent options granted outside of the Company’s stock option plans pursuant to various agreements approved by the Board of Directors of the Company. The options were granted with an exercise price equal to the fair market value of the underlying stock as of the date of grant, and have terms of 10 to 12 years. Additional information regarding these options is included in Note M of Notes to Consolidated Financial Statements, incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
Arrangements with Directors
     Mr. Hagerty is a Managing Director of Thomas H. Lee Partners, L.P. On December 23, 2004, the Company entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”), among the Company, Former FIS, certain affiliates of Thomas H. Lee Partners, L.P. (the “THL Entities”) and others. The Purchase Agreement provided the terms upon which Former FIS agreed to sell a 25 percent minority equity interest in its common stock to the THL Entities and the other purchasers under the Purchase Agreement for a purchase price of $500,000,000 (the “Transaction”). The Transaction closed on March 9, 2005 and the THL Entities acquired 22,500,000 shares of the common stock of FNIS ( or 11.25% of the total shares outstanding) for $225,000,000. In connection with the closing of the Transaction, Former FIS entered into a Management Agreement with THL Managers V, LLC, an affiliate of Thomas H. Lee Partners, L.P, under which THL Managers V, LLC provides Former FIS with advice and analysis, including advice with respect to debt facilities and arrangements and other matters. In exchange for these services, THL Managers V, LLC received a one-time fee of $11,718,750 and annual management fees of $1,018,646 during 2005. Former FIS also reimbursed transaction-related expenses of the THL Entities and the other investors in the aggregate amount of $54.7 million and paid certain fees to the other investors.
     Mr. Thompson is a Senior Managing Director with Bear Stearns & Co. Inc. During 2005, Bear Stearns provided investment advisory and brokerage services to subsidiaries of the Company, for which Bear Stearns received fees in the amount of approximately $11.2 million.
     In the opinion of management, the terms of these transactions were fair to the Company and substantially the same as could have been obtained in transactions with unaffiliated parties.
Arrangements with Affiliates
Overview
     Historically, FNT and FIS and their subsidiaries have provided a variety of services to us, and to each other, and we have provided various services to FNT and FIS and their subsidiaries. Below is a summary description of these various agreements. This description summarizes the material terms of the agreements, but is not complete. You should review the full text of these agreements, which have previously been filed with the Securities and Exchange Commission.
Our Arrangements with FNT
Overview
     The agreements we entered into with FNT in connection with the distribution of FNT common stock include:
•	the separation agreement;

•	corporate services agreements;

•	the mirror notes;

•	a tax matters agreement;

•	an employee matters agreement;

•	a registration rights agreement;

•	an intellectual property cross license agreement;

•	a sublease agreement; and

•	an assignment, assumption and novation agreement.

Separation Agreement
     We entered into a separation agreement with FNT which governs certain aspects of our relationship with FNT following the distribution.
     No Representations and Warranties. The separation agreement provides that we make no representation or warranty as to the condition or quality of any subsidiary contributed to FNT as part of the restructuring of the Company in connection with the distribution of FNT common stock or any other matters relating to FNT’s businesses. FNT has no recourse against us if the transfer of any subsidiary to FNT is defective in any manner. FNT agrees to bear the economic and legal risks that any conveyance was insufficient to vest in FNT good title, free and clear of any security interest, and that any necessary consents or approvals are not obtained or that any requirements of laws or judgments are not complied with.
     Access to Financial and Other Information. Under the separation agreement, following the distribution of FNT common stock, we and FNT are obligated to provide each other access to certain information, subject to confidentiality obligations and other restrictions. So long as we are required to consolidate FNT’s results of operations and financial position or to account for our investment in FNT on the equity method of accounting, FNT provides to us and our independent auditors, at no charge, all financial information and other data that we require in order to timely prepare our financial statements and reports or filings with governmental authorities or to issue our earnings releases, including copies of all quarterly and annual historical financial information and other reports and documents FNT intends to file with the Securities and Exchange Commission prior to these filings (as well as final copies upon filing), and copies of FNT’s budgets and financial projections as well as access to the responsible company personnel so that we and our independent auditors may conduct audits relating to our financial statements. FNT also agreed that, so long as we are required to consolidate FNT’s results of operations and financial position or account for our investment in FNT on the equity method of accounting, FNT will use its reasonable efforts to enable its independent auditors to complete their audit of its financial statements in a timely manner so as to permit the timely filing of our financial statements. In addition, we and FNT will use commercially reasonable efforts to make reasonably available to each other our respective past and present directors, officers, other employees and agents as witnesses in any legal, administrative or other proceedings in which the other party may become involved. We and FNT will each retain all proprietary information within each company’s respective possession relating to the other party’s respective businesses for an agreed period of time and, prior to destroying the information, each of us must give the other notice and an opportunity to take possession of the information, if necessary or appropriate to the conduct of the respective businesses. We and FNT each agreed to hold in strict confidence all information concerning or belonging to the other for an agreed period of time.
     Exchange of Other Information. The separation agreement also provides for other arrangements with respect to the mutual sharing between us and FNT of information that is requested in connection with any bona fide business purpose.
     Indemnification. FNT will indemnify, hold harmless and defend us, each of our affiliates and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from:
•	the ownership or operation of the assets or properties, or the operations or conduct, of the entities transferred to FNT in connection with the distribution of FNT common stock, whether arising before or after such distribution (including any liabilities arising under the McCabe case referred to under “Business — Legal Proceedings”);

•	any guarantee, indemnification obligation, surety bond or other credit support arrangement by us or any of our affiliates for FNT’s benefit;

•	any breach by FNT or any of its affiliates of the separation agreement, any of the other transaction documents, any other agreement to which FNT or its affiliates are a party, its certificate of incorporation or by-laws or any law or regulation;

•	any untrue statement of, or omission to state, a material fact in our public filings to the extent it was as a result of information that FNT furnished to us or which we incorporated by reference from FNT’s public filings, if that statement or omission was made or occurred after the distribution of FNT common stock; and

•	any untrue statement of, or omission to state, a material fact in any registration statement or prospectus FNT may prepare or any of FNT’s other public filings, except to the extent the statement was made or omitted in reliance upon information provided to FNT by us expressly for use in any registration statement or prospectus or other public filing or information relating to and provided by any underwriter expressly for use in any registration statement or prospectus.

     We will indemnify, hold harmless and defend FNT, each of its affiliates and each of its and their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from:
•	the ownership or operation of the assets or properties, and the operations or conduct, of us or any of our affiliates (other than FNT and its subsidiaries), whether arising before or after the distribution of FNT common stock;

•	any guarantee, indemnification obligation, surety bond or other credit support arrangement by FNT or any of its affiliates for our benefit;

•	any breach by us or any of our affiliates of the separation agreement or certain of the other transaction documents, any other agreement to which we or our affiliates are a party, our certificate of incorporation or bylaws, or any law or regulation;

•	any untrue statement of, or omission to state, a material fact in FNT’s public filings to the extent it was as a result of information that we furnished to FNT or which FNT incorporated by reference from our public filings;

•	any untrue statement of, or omission to state, a material fact contained in any registration statement or prospectus FNT may prepare, but only to the extent the untrue statement or omission was made or omitted in reliance upon information provided by us expressly for use in any registration statement or prospectus; and

•	any action or liability arising as a result of the distribution of FNT common stock.
     The separation agreement also specifies procedures with respect to claims subject to indemnification and related matters and provides for contribution in the event that indemnification is not available to an indemnified party. All indemnification amounts will be reduced by any insurance proceeds and other offsetting amounts recovered by the party entitled to indemnification.
     Covenants and Other Provisions. The separation agreement also contains covenants between FNT and us with respect to various matters, including mutual confidentiality of our and FNT’s information, and litigation and settlement cooperation between us and FNT on pending or future litigation matters. In addition, FNT agreed that, so long as we beneficially own or control 50% or more of the total voting power of FNT’s outstanding stock, FNT will not, without our prior consent:
•	take any action or enter into any agreement that would cause us to violate any law, agreement or judgment;

•	take any action that limits our ability to freely sell, transfer, pledge or otherwise dispose of FNT’s stock or limits the rights of any transferee of us as a holder of our common stock; or

•	enter into any agreement that binds or purports to bind us.
     In addition, FNT agreed that it will not issue any shares of its capital stock or any rights, warrants or options to acquire its capital stock, if after giving effect to the issuances and considering all of the shares of its capital stock which may be acquired under the rights, warrants and options outstanding on the date of the issuance, we would not be eligible to consolidate FNT’s results of operations for tax purposes, would not receive favorable tax treatment of dividends paid by FNT or would not be able, if we so desired, to distribute the rest of FNT’s stock we hold to our stockholders in a tax-free distribution. These limits generally enable us to continue to own at least 80% of FNT’s outstanding common stock.

     Expenses of the Distribution. In general, the separation agreement provides that FNT will pay all costs incurred in connection with the distribution of FNT common stock.
     Dispute Resolution Procedures. The separation agreement provides that neither party will commence any court action to resolve any dispute or claim arising out of or relating to the separation agreement. Instead, any dispute that is not resolved in the normal course of business will be submitted to senior executives of each business entity involved in the dispute for resolution. If the dispute is not resolved by negotiation within 30 days, either party may submit the dispute to mediation. If the dispute is not resolved by mediation within 30 days of the selection of a mediator, either party may submit the dispute to binding arbitration before an arbitrator. Both parties will be permitted to seek injunctive or interim relief in the event of any actual or threatened breach of the provisions of the separation agreement relating to confidentiality. If an arbitral tribunal has not been appointed, both parties may seek injunctive or interim relief from any court with jurisdiction over the matter.
     Termination. The separation agreement can be terminated only by the mutual consent of both parties.
FNF Corporate Services Agreements
     We entered into a corporate services agreement with FNT under which FNT provides corporate and other support services to us. The corporate services agreement governs the provision by FNT to us of these corporate support services, which may include:
•	accounting (including statutory accounting services);

•	corporate, legal and related services;

•	purchasing and procurement services;

•	travel services; and

•	other general administrative and management functions.
     We also entered into a separate corporate services agreement with FNT, under which we provide FNT with senior management consulting services and certain corporate and other support services. This agreement governs the provision by us to FNT of services which may include:
•	mergers & acquisitions and corporate finance services;

•	SEC & reporting services;

•	internal audit services;

•	treasury services;

•	risk management services;

•	tax services;

•	communications and investor relations services; and

•	senior executive and consulting, and general administrative and management services, including the time and attention of our chief executive officer, chief financial officer and other senior officers.
     We also agreed to provide each other additional services that we and FNT may identify during the term of the agreements.

     Provision of Services. Under the terms of the corporate services agreements, each party renders these services under the oversight, supervision, and approval of the other, acting through its respective board of directors and officers. We and FNT will each have the right to purchase goods or services and realize other benefits and rights under the other party’s agreements with third-party vendors to the extent allowed by those vendor agreements, during the term of the agreement.
     Pricing and Payment Terms. The pricing for the services to be provided by FNT to us, and by us to FNT, under the corporate services agreements is on a cost-only basis, with each party in effect reimbursing the other for the costs and expenses incurred in providing these corporate services to the other party. Under the corporate service agreement for corporate services to be provided by FNT to us, FNT’s costs and expenses will be determined and reimbursed by us as follows: (i) all out of pocket expenses and costs incurred by FNT on our behalf will be fully reimbursed, and (ii) all of FNT’s staff and employee costs and expenses associated with performing services under the corporate services agreement, including compensation paid to its employees performing these corporate services as well as general overhead associated with these employees and their functions, are allocated based on the percentage of time that FNT’s employees spend on providing corporate services to us under the corporate services agreement. Our costs and expenses incurred in providing corporate services to FNT are similarly determined and reimbursed. These costs and expenses are invoiced by each party to the other on a monthly basis in arrears. Payments are made in cash within thirty days after invoicing.
     Prior to the date in 2005 that we became a party to these agreements, allocations of expense were made in respect of these services. For the year ended December 31, 2005, FNT’s expenses on an unconsolidated basis were reduced by $7.0 million related to the provision of these services by FNT to us and our subsidiaries (other than FIS). While the exact amounts to be paid by us to FNT, and by FNT to us, under the corporate services agreements are dependent upon the amount of services actually provided in any given year, we do not anticipate that the level of services to be provided, or the total amounts to be paid by each entity to the other for services in the near future will differ materially from the total amounts recorded during the 2005 fiscal year for these corporate services.
     Duration and Effect of Termination. The corporate services agreements will continue in effect as to each service covered by the agreements until the party receiving the services notifies the other party, in accordance with the terms and conditions set forth in the agreements and subject to certain limitations, that the service is no longer requested. However, if we cease to own 50% or more of FNT’s voting stock or cease to have 50% or more of the voting control for the election of FNT’s directors, then the corporate services agreements will terminate after six months. In addition, services to be provided to any subsidiary terminate on the date that the entity ceases to be a subsidiary of the party receiving the services. Under the corporate services agreements, if the party providing the services receives notice that the party receiving services would like to terminate a particular service, and the providing party believes in good faith that, notwithstanding its reasonable commercial efforts, the termination will have a material adverse impact on the other services being provided, then the party providing services can dispute the termination, with the dispute being resolved through the dispute resolution generally applicable to the agreements. When the agreements are terminated, we and FNT would arrange for alternate suppliers or hire additional employees for all the services important to our respective businesses. However, if we have to replicate facilities, services, or employees that we are not using full time, our costs could increase.
     Liability and Indemnification. The corporate services agreements provide that the provider of services will not be liable to the receiving party for or in connection with any services rendered or for any actions or inactions taken by a provider in connection with the provision of services, except to the extent of liabilities resulting from the provider’s gross negligence, willful misconduct, improper use or disclosure of customer information or violations of law and except for liabilities that arise out of intellectual property infringement. Additionally, the receiving party will indemnify the provider of services for any losses arising from the provision of services, provided that the amount of any losses will be reduced by the amount of the losses caused by the provider’s negligence, willful misconduct, violation of law, or breach of the agreement.
     Dispute Resolution Procedures. The corporate services agreements provide dispute resolution procedures that reflect the parties’ desire for friendly collaboration and amicable resolution of disagreements. In the event of a dispute, the matter is referred to the president (or similar position) of each of the divisions implicated for resolution within 15 days. If the division presidents of the parties are unable to resolve the dispute, the matter is referred to the presidents of FNT and our company for final resolution within 15 days. If the matter remains unresolved, then either party may submit the matter to arbitration. The dispute resolution procedures do not preclude either party from pursuing immediate injunctive relief in the event of any actual or threatened breach of confidentiality or infringement of intellectual property.
 New Notes Payable to FNF
     In connection with the distribution of FNT common stock, FNT issued two $250 million intercompany notes payable to us, with terms that mirror our existing $250 million 7.30% public notes due in August 2011 and $250 million 5.25% public notes due in March 2013. Following issuance of the intercompany notes, FNT made an exchange offer in which FNT exchanged $491.3 million principal amount of the outstanding FNF notes for new notes issued by FNT and delivered the FNF notes received to us to reduce the debt under the intercompany notes.
 Tax Matters Agreement
     In connection with the distribution of FNT common stock, we and FNT entered into a tax matters agreement, which governs the respective rights, responsibilities, and obligations of FNT and us with respect to tax liabilities and refunds, tax attributes, tax contests and other matters regarding income taxes, taxes other than income taxes and related tax returns. The tax matters agreement governs these tax matters as they apply to FNT and to all of its subsidiaries other than its subsidiaries that are the title insurance companies. FNT’s title insurance companies are also parties to various tax sharing agreements with us.
     Allocation of Tax Liability. The tax matters agreement provides for the allocation and payment of taxes for periods during which we and FNT are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state tax purposes, the allocation of responsibility for the filing of tax returns, the conduct of tax audits and the handling of tax controversies, and various related matters. The tax matters agreement became effective on the date of distribution of FNT common stock and is effective until the occurrence of any of the following: (i) written mutual agreement of the parties to terminate the agreement; (ii) we are no longer the parent company of FNT; or (iii) We do not file a consolidated tax return. Under the tax matters agreement, we are primarily responsible for preparing and filing any tax return with respect to the FNF affiliated group for U.S. federal income tax purposes and with respect to any consolidated, combined or unitary group of which we or any of our subsidiaries are the filing parent for U.S. state or local income tax purposes. FNT is generally responsible for preparing and filing any federal tax returns that include only FNT and its subsidiaries and any U.S. state and local tax returns for which FNT or any of its subsidiaries is the filing parent. For periods during which FNT is included in our consolidated federal income tax returns or state consolidated, combined, or unitary tax returns, FNT generally is required to pay an amount of income tax equal to the amount it would have paid had it filed tax returns as a separate entity. FNT is responsible for its own separate tax liabilities that are not determined on a consolidated or combined basis. FNT will also be responsible in the future for any increases in our consolidated tax liability that are attributable to FNT and will be entitled to refunds for reductions of tax liabilities attributable to FNT for prior periods. FNT will continue to be included in our consolidated group for federal income tax purposes so long as we beneficially own at least 80% of the total voting power and value of its outstanding common stock. Each corporation that is a member of a consolidated group during any portion of the group’s tax year is severally liable for the federal income tax liability of the group for that year. While the tax matters agreement allocates tax liabilities between FNT and us, FNT could be liable in the event federal tax liability allocated to FNT is incurred but not paid by us or any other member of our consolidated group for our tax years that include these periods. In this event, FNT would be entitled to indemnification by us under the tax matters agreement.
     Tax Disputes and Contests. Generally, for periods in which FNT is included in our consolidated federal income tax return, or state consolidated, combined, or unitary tax returns, FNT controls tax contests to the extent the underlying tax liabilities would be allocated to FNT under the tax matters agreement, and we control all tax contests to the extent the underlying tax liabilities would be allocated to us under the tax matters agreement. FNT generally has authority to control tax contests with respect to tax returns that include only FNT and its subsidiaries. Disputes arising between us and FNT related to matters covered by the tax matters agreement are subject to resolution though specific dispute resolutions provisions described in the tax matters agreement.

 Employee Matters Agreement
     Historically, FNT’s employees have participated in various health, welfare, and retirement plans and programs sponsored by us. After the distribution of FNT common stock, FNT’s employees continue to participate in these FNF-sponsored plans through the operation of the employee matters agreement.
     Specifically, under the employee matters agreement, FNT’s employees continue to be eligible (subject to generally applicable plan limitations and eligibility conditions) to participate in our health, dental, disability, and other welfare benefit plans. FNT’s employees administer our plans. FNT’s employees’ participation in our plans will continue until it is determined that it would be beneficial for FNT to establish separate plans for its employees.
     Under the employee matters agreement, as long as FNT’s employees participate in our plans, FNT will be required to contribute to the plans the cost of FNT’s employees’ participation in such plans. Such costs will include, for example, payment of 401(k) matching contributions for FNT’s employees and payment of the employer portion of the cost of health, dental, disability and other welfare benefits provided to FNT’s employees. Since FNT’s employees administer the plans, FNT is not charged an administrative expense for participation.
     FNT’s contributions to our plans for its employees during 2005 were $125.7 million. The contributions FNT will be required to make to our plans in future years under the employee matters agreement depend on factors that we cannot predict with certainty at this point, such as the level of employee participation and the costs of providing health, dental and other benefits. Nevertheless, we do not anticipate that the contributions FNT will be required to make to the plans under the employee matters agreement will differ materially from the total amount FNT contributed for the 2005 fiscal year.
     To the extent FNT’s employees hold FNF stock-based incentives, such as FNF stock options or restricted stock, related accounting charges under SFAS 123 or SFAS 123R are allocated to FNT by treating any such accounting charges that are recognized by us as our contributions to FNT’s capital.
 Registration Rights Agreement
     Because we did not divest ourselves of all of our shares of FNT common stock as part of the distribution of FNT common stock, we are not able to freely sell FNT shares without registration under the Securities Act of 1933 (“Securities Act”) or a valid exemption therefrom. Accordingly, FNT entered into a registration rights agreement with us requiring FNT, under certain circumstances, to register its shares beneficially owned by us. These registration rights became effective at the time of the distribution of FNT common stock.
     Demand Registration Rights. Under the registration rights agreement, we have the right to require FNT to register for offer and sale all or a portion of FNT shares beneficially owned by us, which we refer to as a demand registration. The maximum number of demand registrations that FNT is required to effect is two per year and the number of shares to be registered in each demand registration must have an aggregate expected offering price of at least $25 million.
     Piggy-Back Registration Rights. In addition, we have the right, subject to certain conditions, which we may exercise at any time, to include our shares in any registration of common stock that FNT may make in the future, commonly referred to as a piggy-back registration right, if FNT’s registration would permit the inclusion.
     Terms of Offering. We have the right to designate the terms of each offering effected pursuant to a demand registration, which may take any form, including a shelf registration, a convertible registration or an exchange registration. FNT has agreed to cooperate fully in connection with any registration for our benefit and with any offering we make under the registration rights agreement. FNT has also agreed to pay for the costs and expenses related to shares sold by us in connection with any registration covered by the agreement, except that we will be responsible for any applicable registration or filing fees with respect to the shares being sold by us. Our registration rights are transferable by us for an indefinite term. In addition, the registration rights agreement contains indemnification and contribution provisions with respect to information included in any registration statement, prospectus or related documents.
     Timing of Demand Registrations. FNT is not required to undertake a demand registration within 90 days of the effective date of a previous demand registration, other than a demand registration that was effected as a shelf registration. In addition, FNT generally has the right (which may be exercised once in any 12-month period) to postpone the filing or effectiveness of any demand registration for up to 90 days, if FNT determines that the registration would be reasonably expected to have a material adverse effect on any then- active proposals to engage in certain material transactions or would otherwise disadvantage FNT through premature disclosure of pending developments.
     Duration. The registration rights under the registration rights agreement will remain in effect with respect to FNT shares until: (i) the shares have been sold pursuant to an effective registration statement under the Securities Act; (ii) the shares have been sold to the public pursuant to Rule 144 under the Securities Act (or any successor provision); (iii) the shares have been otherwise transferred, new certificates for them not bearing a legend restricting further transfer have been delivered by FNT, and subsequent public distribution of the shares does not require registration or qualification under the Securities Act or any similar state law; (iv) the shares have ceased to be outstanding; or (v) in the case of shares held by a transferee of us, when the shares become eligible for sale pursuant to Rule 144(k) under the Securities Act (or any successor provision).
 Intellectual Property Cross License Agreement
     Historically, FNT and is subsidiaries were permitted, as our subsidiaries, to utilize various trademarks, copyrights, trade secrets and know-how, patents and other intellectual property owned by us and our other subsidiaries but used by FNT in the conduct of our title insurance business. Likewise, we and our other subsidiaries were permitted to utilize various trademarks, copyrights, trade secrets and know-how, patents and other intellectual property owned by FNT and its subsidiaries but used by us in the conduct of our business. The intellectual property cross license agreement permits each entity to continue to have access to those items of intellectual property that it does not own, but utilizes in the conduct of its business, so that each group can continue to grow and develop its respective businesses and markets after the Distribution. This agreement governs the respective responsibilities and obligations between us and FNT with respect to the applicable intellectual property. The intellectual property licensed by us to FNT will include the use of the name “Fidelity National” and the logo widely used by our company and our subsidiaries.
     Terms of the Cross License. The intellectual property licensed by or to us, and by or to FNT, relates to a variety of aspects of the title insurance and other lines of business in which we and FNT and its respective subsidiaries are engaged. With respect to each item of intellectual property licensed, the party that owns the intellectual property as of the date of the distribution of FNT common stock will continue to own the item, but will grant a broad license for use of the intellectual property item to the other party without giving up any ownership rights. Subject to certain limitations and early termination events (limited to bankruptcy, insolvency and the like, or if we cease to own 50% or more of FNT’s voting stock or cease to have 50% or more of the voting control for the election of its directors), the licenses are perpetual, irrevocable, and non-terminable. In addition, as to each item of intellectual property, the license to any subsidiary terminates on the date that the entity ceases to be a subsidiary of the party receiving the benefit of the license. The licenses are also non-exclusive and allow the licensing party to fully utilize its intellectual property, including the granting of licenses to third parties.
     Pricing and Payment Terms. Given the nature of the intellectual property to be licensed and the historical relationship between the parties, we and FNT have determined that the licenses to each party should be royalty-free with the consideration for each party’s license of its intellectual property being the receipt of a license of the other’s intellectual property. As a result, no payments will be made to us or received by us under the intellectual property cross license agreement.
 Sublease Agreement
     We entered into a sublease agreement pursuant to which FNT subleases to us a portion of the space that FNT is leasing from a subsidiary of FIS. See “— Our Arrangements with FIS — Lease Agreement.” The sublease arrangement with FNT will continue until December 31, 2007, which is the date on which FNT’s lease with the FIS subsidiary expires by its terms.
     Pricing and Payment Terms. Pursuant to the sublease agreement, we are obligated to pay rent for approximately 7,000 square feet on terms and at rental rates that mirror FNT’s obligations under its lease agreement with the FIS subsidiary. This includes both the base rent amount as well as the additional rent required under FNT’s lease. If we fail to pay timely, a default rate applies. We are also responsible for the entire cost of any services or materials provided exclusively to us in connection with the sublease or the use of the space. We paid $3.8 million to FNT in 2005 under this arrangement.
Tax Sharing Agreements
     We and each of FNT’s title insurance subsidiaries are parties to one or more of four tax sharing agreements and one tax allocation agreement, which govern the respective rights, responsibilities, and obligations of us and those subsidiaries with respect to tax liabilities and refunds, tax attributes, other matters regarding income taxes and related tax returns. These tax sharing agreements have been in effect for varying periods of time prior to the distribution of FNT common stock and have been filed with the respective insurance regulators of the title insurance subsidiaries.
     Allocation of Tax Liability. The tax sharing agreements generally provide for the allocation and payment of taxes for periods during which the respective title insurance subsidiaries and we are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state tax purposes. For periods during which the respective title insurance subsidiaries are included in our consolidated federal income tax returns or state consolidated, combined, or unitary tax returns, each of the title insurance subsidiaries generally is required to pay an amount of income tax equal to the amount it would have paid had it filed tax returns as a separate entity. Each title insurance subsidiary is also responsible in the future for any increases in our consolidated tax liability that are attributable to the title insurance subsidiary and will be entitled to refunds for reductions of tax liabilities attributable to it for prior periods. Each title insurance subsidiary will be included in our consolidated group for federal income tax purposes so long as we beneficially owns, directly or indirectly, at least 80% of the total voting power and value of the title insurance subsidiary’s outstanding common stock. Each corporation that is a member of a consolidated group during any portion of the group’s tax year is severally liable for the federal income tax liability of the group for that year. As a result, the title insurance subsidiaries could be liable in the event federal tax liability allocated to us is incurred but not paid by us or any other member of our consolidated group for our tax years that include these periods. In 2005, FNT’s payments under these tax sharing agreements were $255.9 million.
Master Loan Agreements
     We are parties to two master loan agreements under which our title insurance subsidiaries have made certain loans to us. These loans are evidenced by notes that amounted to $19.0 million at December 31, 2005. The notes amortize in equal principal amounts annually with final maturity in 2009 and 2010 and bear interest at a variable rate that at December 31, 2005 was equal to 5.1%. FNT has no commitment to make further loans under this arrangement.
Our arrangements with FIS
Overview
     The arrangements we have entered into with FIS include:
•	corporate services agreements;

•	the employee matters agreement;

•	the tax matters agreement; and

•	the intellectual property cross license agreement.
     These agreements are described below. On February 1, 2006, in connection with the merger, many of these agreements were amended and restated. In addition, in connection with the merger, we entered into a shareholders agreement and a registration rights agreement with FIS and other former FIS stockholders, which are summarized below.

FNF Corporate Services Agreement
     As of the effective date of the merger, FIS entered into a separate Corporate Services Agreement with FNF, pursuant to which FNF has agreed to provide FIS with corporate and other support services. These services include:
•	senior management services, including the time and attention of our Chief Executive Officer, Chief Financial Officer, and other senior officers;

•	corporate accounting services;

•	corporate finance and mergers and acquisitions services;

•	corporate legal and other related services, including SEC and regulatory reporting, investor relations and communications services;

•	internal auditing services;

•	treasury, cash management, and related services;

•	tax services;

•	risk management and corporate insurance services; and

•	other general administrative and management services.
     The terms and provisions of the FNF Corporate Services Agreement are generally similar to those in the amended and restated corporate services and reverse corporate services agreements between the company and FNT, except for the services provided by FNF.
Amended and Restated Employee Matters Agreement
     The Amended and Restated Employee Matters Agreement provides for certain employees of FIS to participate in various employee benefit plans and programs sponsored by us. Specifically, employees of former FIS, and certain FIS employees who are hired after the effective date of the merger, will be eligible (subject to generally applicable plan limitations and eligibility conditions) to participate in our 401(k) plan, non-qualified deferred compensation plan, employee stock purchase plan, and our health, dental, disability, and other welfare benefit plans until FIS establishes its own plans. The agreement requires that FIS establish such plans and programs no later than December 31, 2006.
     The agreement requires us to provide at least 30 days prior written notice to FIS of any termination or material amendment of the plans sponsored by us and precludes us from amending the plans in a manner that materially changes the benefits provided to FIS’s employees or the cost of such benefits, without the consent of FIS. The agreement gives FIS the right to terminate its participation in the plans sponsored by us at any time in its discretion upon reasonable notice to us.
     Under the Amended and Restated Employee Matters Agreement, as long as FIS’s employees participate in our plans, FIS will be required to contribute to the plans the cost of its employees’ participation in such plans. Such costs will include, for example, payment of 401(k) matching contributions for FIS’s employees and payment of the employer portion of the cost of health, dental, disability and other welfare benefits provided to FIS’s employees.
     Contributions by former FIS to our plans for its employees during the 2005 fiscal year were $82.5 million. The amounts of contributions FIS will be required to make in the future to our plans under the Amended and Restated Employee Matters Agreement depends on factors that cannot be predicted with certainty at this point, such as the level of employee participation and the costs of providing health, dental and other benefits.

Tax Matters Agreement Amendment
     The Tax Matters Agreement provides for the allocation and payment of taxes for periods during which we and former FIS were included in the same consolidated group for federal income tax purposes or the same consolidated, combined, or unitary returns for state tax purposes, and various related matters. Under the agreement, we and former FIS are limited in our ability to amend returns if the amendment would result in an increase of the tax liability of either party.
     In connection with the merger, the parties have agreed to amend the Tax Matters Agreement for purposes of clarifying that we will indemnify FIS and its subsidiaries (including former FIS) against liability for any taxes allocable to us, any of our subsidiaries (other than FIS or any of its subsidiaries), FNT or any of their subsidiaries under the Tax Matters Agreement.
Amended and Restated Intellectual Property Cross License Agreement
     Historically, former FIS and its subsidiaries were permitted, as our subsidiaries, to utilize various trademarks, copyrights, trade secrets and know-how, patents, and other intellectual property owned by us and our other subsidiaries. Likewise, we and our other subsidiaries were permitted to utilize various trademarks, copyrights, trade secrets and know-how, patents and other intellectual property owned by former FIS and its subsidiaries but used by them in the conduct of their business. The cross licenses between the two groups of companies have been preserved in this agreement.
     This agreement governs the respective responsibilities and obligations between FIS and us with respect to the applicable intellectual property. The intellectual property licensed by us to FIS will include the use of the name “Fidelity National” and the logo widely used by FIS and its subsidiaries. The licenses are also non-exclusive and allow the licensing party to fully utilize its intellectual property, including the granting of licenses to third parties. The licenses to each party are royalty-free with the consideration for each party’s license of its intellectual property being the receipt of a license of the other’s intellectual property. As a result, no payments will be made or received by any party under the intellectual property cross license agreement.
Registration Rights Agreement with Former FIS Stockholders
     At the closing of the Merger, FIS entered into a registration rights agreement with all of its current shareholders who were stockholders of former FIS immediately prior to the business combination. Under the registration rights agreement, the former FIS stockholders have the right to require FIS to register the shares of FIS common stock issued to them in the Merger for resale and the right to participate in registrations that FIS might undertake. FIS will pay all of the former FIS stockholders’ expenses associated with any such registration, except for underwriting discounts or other selling commissions.
Shareholders Agreement
     In connection with the merger, on September 14, 2005, FNF, Certegy and the stockholders of former FIS entered into a shareholders agreement which places certain post-merger restrictions on FNF and the other stockholders of former FIS and makes certain arrangements concerning the post-merger governance of FIS. The shareholders agreement, among other things, (i) places certain restrictions on the acquisition or disposition of FIS shares by the stockholders of former FIS; (ii) places certain conditions upon FNF’s ability to effectuate a “going-private” transaction with FIS; (iii) provides that the Board of Directors of FIS upon the effective time of the merger will consist of four directors designated by the Certegy board (including Certegy’s former Chairman and Chief Executive Officer, Lee A. Kennedy), four directors designated by FNF (including William P. Foley, II, the Chairman and Chief Executive Officer of FNF) and two directors designated by two existing FIS minority stockholders; and (iv) provides that so long as FNF holds at least 30% of the total outstanding FIS stock, FIS may not, without FNF’s consent, engage or terminate a Chief Executive Officer or Chief Financial Officer or adopt an annual budget.
Arrangements between FNT and FIS
 Overview
     The agreements FNT and FIS have entered into include:
•	corporate services agreements;

•	the starter repository and back plant access agreements;

•	the license and services agreement;

•	a lease agreement;

•	a master information technology agreement; and

•	a software license agreement for “SoftPro” software.

     These agreements are described below. On February 1, 2006, in connection with the merger many of these agreements were amended and restated.
Amended and Restated Corporate Services Agreements
     FNT and FIS are parties to an Amended and Restated Corporate Services Agreement under which FNT provides corporate and other support services to FIS. The Amended and Restated Corporate Services Agreement governs the provision by FNT to FIS of these corporate support services, which may include:
•	accounting (including statutory accounting services);

•	corporate, legal and related services;

•	purchasing and procurement services;

•	travel services; and

•	other general administrative and management services.
     FNT and FIS are also parties to a Reverse Corporate Services Agreement, under which FIS provides FNT with access to legal services, human resources and employee benefits administration, and access to services with regard to a mainframe computer system.
     Both the Amended and Restated Corporate Services Agreement and the Reverse Corporate Services Agreement were amended and restated in connection with the merger to reflect the parties’ agreement that the mainframe computer services provided by FIS will be phased out within one year of the effective date of the merger, and to reflect the understanding of the parties that FIS will not be obligated to provide FNT with legal services if doing so would pose a conflict of interest for FIS.
     Provision of Services and Allocation of Costs. Under the corporate services agreement, each party renders services under the oversight, supervision, and approval of the other party, acting through its board of directors and officers. FNT and FIS each have the right to purchase goods or services and realize other benefits and rights under the other party’s agreements with third-party vendors to the extent allowed by those vendor agreements, during the term of the agreements.
     Pricing and Payment Terms. The pricing for the services to be provided by FNT to FIS, and by FIS to FNT, under the corporate services agreements is on a cost-only basis, with each party in effect reimbursing the other for the costs and expenses incurred in providing these corporate services to the other party subject to the limitation described below. Under the corporate service agreement for corporate services to be provided by FNT to FIS, FNT’s costs and expenses are determined and reimbursed by FIS as follows: (i) all out of pocket expenses and costs incurred by FNT on FIS’s behalf are fully reimbursed, and (ii) all of FNT’s staff and employee costs and expenses associated with performing services under the corporate services agreement, including compensation paid to FNT’s employees performing these corporate services as well as general overhead associated with these employees and their functions, are allocated based on the percentage of time that FNT’s employees spend on providing corporate services to FIS under the corporate services agreement. FIS’s costs and expenses incurred in providing corporate services to FNT are similarly determined and reimbursed. The costs and expenses under the corporate services agreements are invoiced by each party to the other on a monthly basis in arrears, and payments are expected to be made in cash within thirty days after invoicing.
     Prior to the date in 2005 that FNT and FIS became parties to these agreements, allocations of expense were made in respect of these services. During 2005, FNT’s expenses were reduced and FIS’s expenses were increased by $23.3 million related to the provision of these corporate services by FNT to FIS and FIS’s expenses were reduced by $0.9 million related to corporate services provided by FIS to FNT.

The exact amounts to be paid by FIS to FNT, and by FNT to FIS, under the corporate services agreements are dependent upon the amount of services actually provided in any given year.
     Duration and Effect of Termination. The corporate services agreements continue in effect as to each service covered by the agreements until the party receiving the services notifies the other party, in accordance with the terms and conditions set forth in the agreements and subject to certain limitations, that the service is no longer requested. However, the corporate services agreements will terminate after six months from a change of control of FIS. In addition, services to be provided to any subsidiary will terminate on the date that the entity ceases to be a subsidiary of the party receiving the services. Under the corporate services agreements, if the party providing the services receives notice that the party receiving services would like to terminate a particular service, and the providing party believes in good faith that, notwithstanding its reasonable commercial efforts, the termination will have a material adverse impact on the other services being provided, then the party providing services can dispute the termination, with the dispute being resolved through the dispute resolution generally applicable to the agreement. Further, in the event that the party receiving the services is unable to complete its transition efforts prior to the termination date established for any particular corporate service, the party receiving the services can extend the termination date for up to 30 additional days.
     Liability and Indemnification. The corporate services agreements provide that the provider of services is not liable to the receiving party for or in connection with any services rendered or for any actions or inactions taken by a provider in connection with the provision of services, except to the extent of liabilities resulting from the provider’s gross negligence, willful misconduct, improper use or disclosure of customer information or violations of law and except for liabilities that arise out of intellectual property infringement. Additionally, the receiving party will indemnify the provider of services for any losses arising from the provision of services, provided that the amount of any losses will be reduced by the amount of the losses caused by the provider’s negligence, willful misconduct, violation of law, or breach of the agreement.
     Dispute Resolution Procedures. The agreements provide dispute resolution procedures that reflect the parties’ desire for friendly collaboration and amicable resolution of disagreements. In the event of a dispute, the matter is referred to the president (or similar position) of each of the divisions implicated for resolution within 15 days. If the division presidents of the parties are unable to resolve the dispute, the matter is referred to the presidents of FNT and FIS for final resolution within 15 days. If the matter remains unresolved, then either party may submit the matter to arbitration. The dispute resolution procedures do not preclude either party from pursuing immediate injunctive relief in the event of any actual or threatened breach of confidentiality or infringement of intellectual property.
 Amended and Restated Starter Repository and Back Plant Access Agreements
     FNT and FIS are parties to agreements whereby certain FIS subsidiaries have access to and use certain title records owned by FNT’s title company subsidiaries. The FIS subsidiaries covered by these agreements are granted access to (i) the database of previously issued title policies and title policy information (the “starters repository”), and (ii) certain other physical title records and information (the “back plant”) and are permitted to use the retrieved information solely in connection with the issuance of title insurance products that FIS offers as part of its business. The starters repository consists of title records and information used in previously issued title insurance policies. The back plant consists of physical, paper title records that are generally only used in the event that the electronically-stored title information is corrupted or otherwise unavailable or incomplete. Thus, the back plant access is infrequent and has been made available to FIS and its subsidiaries so as to ensure access to needed title information only in the event the electronic databases do not contain the needed title information. The FIS subsidiaries that are covered by these agreements may create proprietary means of technical access to the starters repository, but this does not apply to the back plant since the back plant consists of physical documents and records that cannot be accessed electronically. FNT’s applicable title company subsidiaries retain ownership of the starters repository, the back plant, and all related programs, databases, and materials.
     FIS pays fees to FNT for the access to the starters repository and the back plant and reimburses FNT subsidiaries for payment of certain taxes and government charges. The fees payable under the Amended and Restated Starters Repository Agreement were based on the parties’ evaluation of the market price for access and successful retrievals from starters repository/databases, the anticipated volume of successful retrievals from the starters repository database, and the geographic scope of the available starters repository database. During 2005, FIS paid less than

$100,000 to FNT under the starters repository agreement. Due to the infrequent nature of the access to the back plant and its limited usefulness, there are no fees payable under the Amended and Restated Back Plant Access Agreement, other than reimbursement of costs incurred by FNT in allowing FIS and its subsidiaries to access the back plant. These costs include reproduction, transport of paper records and files, and fees to local land recording offices and search services. FIS indemnifies FNT for third party claims arising from any errors or omissions in the starters repository and the back plant or the provision of access under the agreements. In addition, FIS is responsible for costs incurred as a result of unauthorized access to the database and records. With regard to dispute resolution, if either party institutes an action against the other party for breach, such other party has the option, within 30 days of the notice of such action, to institute an arbitration proceeding and stay the other action.
     Duration and Termination. These agreements, each as amended and restated, are effective for a ten-year period commencing on the effective date of the merger, with automatic renewal, and may be terminated by mutual agreement of the parties or upon five years’ prior written notice given after the fifth anniversary of the effective date of the agreement, except in the case of a default in performance, in which case the agreement may be terminated immediately if the default is not cured within 30 days after notice (with provisions that permit an extension of the 30-day cure period under certain circumstances). In addition, each of these agreements may be terminated in the event of a change of control of either FNT or FIS (which specifically excludes the merger).
 Amended and Restated License and Services Agreement and Cost Sharing Agreement
     FNT and FIS are parties to an Amended and Restated License and Services Agreement dated as of the effective date of the Merger. Under this agreement, FNT conducts business on behalf of FIS’s subsidiaries that operate as title agents in certain limited jurisdictions in which the subsidiaries otherwise lack ready access to title plants, and pay to FIS’s subsidiaries the associated revenues, with the subsidiaries bearing the related costs. This arrangement was originally entered into by FNF when FIS was established and FIS’s title agency businesses, which then operated as divisions of FNT’s title insurers, were transferred to FIS. The agreement calls for FNT to license from FIS the use of certain proprietary business processes and related documentation in certain geographic areas. In addition, under this agreement, FIS provides FNT with oversight and advice in connection with the implementation of these business processes, including responsibility by FIS for maintaining the computer hardware, software systems, telephone and communication equipment as well as sales support services. In exchange for these business processes and documentation and oversight and advisory services, FNT pays fees to FIS equal to the aggregate earnings generated through or as a result of these proprietary business processes and documentation. Fees are billed monthly based on presentation of an invoice schedule showing the revenues generated during the prior month. FIS retains ownership of the proprietary business processes and documentation and is responsible for defending any claims brought by third parties against FNT for infringement based upon the business processes licensed to FNT under the Amended and Restated License and Services Agreement. FNT is responsible for defending any claims brought by third parties against FIS for infringement based upon any services FNT undertakes that relate to the license and services agreement but are outside the agreement’s permitted scope. FIS and FNT each agree to indemnify each other for property damage arising out of any negligence, breach of statutory duty, omission or default in performing our respective obligations under the Amended and Restated License and Services Agreement. With regard to dispute resolution, the agreement includes procedures by which the parties can attempt to resolve disputes amicably, but if those disputes cannot be resolved timely, then arbitration proceedings can be instituted.
     Duration and Termination. Subject to certain early termination provisions, the Amended and Restated License and Services Agreement continues in effect until either (i) FIS acquires its own direct access to title plants in the relevant geographic area or (ii) FNT builds or otherwise acquires title plants for the relevant geographic area and provides access thereto to FIS on terms acceptable to FIS. The Amended and Restated License and Services Agreement may also be terminated as to all or a portion of the relevant geographic area by mutual agreement of the parties or upon five years’ prior written notice given after the fifth anniversary of the effective date of the agreement, except in the case of a default in performance, in which case the agreement may be terminated immediately if the default is not cured within 30 days after notice (with provisions that permit an extension of the 30-day cure period under certain circumstances). The Amended and Restated License and Services Agreement may also be terminated in the event of a change of control of either FNT or FIS (which specifically excludes the Merger).
FNT’s subsidiary CTI is also a party to a transitional cost sharing agreement effective as of March 4, 2005 with certain subsidiaries of FIS that are engaged in its mortgage origination services business, including providing appraisal, title and closing services to residential mortgage originators and providing automated loan servicing (the “lenders services business”). Pursuant to this cost sharing agreement, CTI agrees to share certain costs and facilities relating to these lenders services businesses with various FIS subsidiaries. The costs shared include costs of the employees performing the services related to these businesses as well as the costs and expenses related to various facilities such as data processing, equipment, business property and communication equipment. The cost sharing agreement will terminate (i) as to all parties, upon the transfer of a small title insurance company subsidiary from us to FIS, which transfer is contingent upon receipt of certain regulatory approvals, or (ii) as to CTI, at such time as various subsidiaries of FIS obtain the licenses necessary to enable them to operate all aspects of the lenders services business.
FNT paid $5.9 million to FIS under these agreements in 2005.

 Amended and Restated Lease Agreement
     FNT and FIS are parties to an Amended and Restated Lease Agreement, dated as of the effective date of the merger, pursuant to which FNT leases from a subsidiary of FIS certain portions of FIS’ Jacksonville, Florida headquarters corporate campus. This agreement was originally entered into in March 2005 between FIS and FNT. This lease arrangement continues until December 31, 2007. The lease terms are believed to be commensurate with those found in the local real estate market.
     Pricing and Payment Terms. Under the lease, FNT pays rent for the space that it leases, initially approximately 121,146 rentable square feet, at an annual rate of $23.05 per rentable square foot, in equal monthly installments paid in advance on the first day of each calendar month. If FNT fails to pay timely, a default rate applies. In addition to paying base rent, for each calendar year, FNT is obligated to pay FIS, as additional rent, FNT’s share of the landlord’s reasonable estimate of operating expenses for the entire facility that are in excess of the operating expenses (subject to certain exclusions) applicable to the 2004 base year. FNT is also liable to the landlord for its entire cost of providing any services or materials exclusively to FNT. It is not anticipated that FNT will request any exclusive services from the landlord, in its capacity as landlord, during calendar years 2006 or 2007.
     In the lease, the parties acknowledge that during the term of the lease, there will be reallocations of office space among FIS, FNT and certain other entities that are affiliates of FNF, including one or more reallocations during calendar year 2006. The lease provides that the rentable square footage that FNT leases may, by mutual agreement, increase or decrease from time to time during the term of the lease. In that event, the parties will memorialize the changes in the rentable square footage and the monthly base rent, which will be re-calculated based on the rentable square footage leased to FNT as a percentage of the total rentable square footage of office space available at the Jacksonville corporate campus.
     Prior to the date in 2005 that FNT and FIS became a party to this agreement, allocations of expense were made in respect of these services. The amount allocated to FNT for office space costs at the FIS Jacksonville, Florida headquarters buildings for the portion of the buildings utilized by FNT and its subsidiaries during 2005 was $3.8 million. During 2005, there were some changes in the allocations of rentable square footage as among FIS, FNF and FNT, and it is anticipated that additional changes in the allocations of rentable square footage will take place during 2006. While the exact amount of rent to be paid by FNT under the lease agreement is dependent upon the aggregate excess operating costs incurred for the entire facility, it is not anticipated that the total amount to be paid by FNT under the lease agreement in the near future will differ materially from the total amounts paid and allocated to FNT during the 2005 fiscal year for the office space at the Jacksonville, Florida building utilized by FNT and its subsidiaries.
 Amended and Restated Master Information Technology Services Agreement
     FNT and FIS are party to an Amended and Restated Master Services Agreement, dated as of the effective date of the merger, pursuant to which FIS and its subsidiaries provide various services to FNT and its affiliates, which services are substantially similar in nature to the services that FIS has historically provided to FNT’s subsidiaries and to FNF, such as IT infrastructure support, data center management and software sales. Under this agreement, FNT has designated certain services as high priority critical services required for its business. These include: managed operations, network, email/messaging, network routing, technology center infrastructure, active directory and domains, systems perimeter security, data security, disaster recovery and business continuity. FIS has agreed to use reasonable best efforts to provide these core services without interruption throughout the term of the Amended and Restated Master Services Agreement, except for scheduled maintenance.
     Terms of Provision. The Amended and Restated Master Information Technology Services Agreement sets forth the specific services to be provided and provides for statements of work and amendment as necessary. FIS may provide the services itself or through one or more subcontractors that are approved by FNT, but it is fully responsible for compliance by each subcontractor with the terms of the agreement.
     The Amended and Restated Master Information Technology Services Agreement includes, as part of the agreement, various base services agreements, each of which includes a specific description of the service to be performed as well as the terms, conditions, responsibilities and delivery schedules that apply to a particular service. Any new terms, conditions, responsibilities and delivery schedules that may be agreed to by the parties during the term of the agreement will be added as part of one of the base services agreements or the Amended and Restated Master Information Technology Services Agreement itself. FNT can also request services that are not specified in the agreement. These additional services will be provided on terms that FNT proposes to FIS and, if the parties can agree on the terms, a new statement of work or amendment will be executed. In addition, if requested by FNT, FIS will continue to provide, for an appropriate fee, services to FNT that are not specifically included in the Amended and Restated Master Information Technology Services Agreement if those services were provided to FNT by FIS or its subcontractors in the past.
     The agreement provides for specified levels of service for each of the services to be provided, including any additional services that FIS agrees to perform pursuant to amendments to the agreement or additional statements of work. If FIS fails to provide service in accordance with the applicable service levels, then FIS is required to correct its failure as promptly as possible (and in any event, within five days of the failure recognition) at no cost to FNT. FIS is also required to use reasonable efforts to continuously improve the quality and efficiency of its performance. If either FIS or FNT find that the level of service for any particular service is inappropriate, ineffective or irrelevant, then the parties may review the service level and, upon agreement, adjust the level of service accordingly. FNT is permitted to audit FIS’s operations, procedures, policies and service levels as they apply to the services under the agreement. In addition, at least every year during the term of the agreement, FIS will conduct a customer satisfaction survey.
     FIS may provide the services under the Amended and Restated Master Information Technology Services Agreement from one or more of its technology centers or other data centers that it designates within the United States. FIS must also maintain and enforce safety and security procedures that are at least equal to industry standards and are as rigorous as those in effect on the effective date of the agreement. The agreement contains provisions regarding privacy and confidentiality and requires each of the parties to use at least the same standard of care in the protection of confidential information of the other party as it uses in the protection of its own confidential or proprietary information, but in no event less than a reasonable level of protection.
     Pricing and Payment Terms. Under the Amended and Restated Master Information Technology Services Agreement, FNT is obligated to pay FIS for the services that FNT and its subsidiaries utilize, calculated under a specific and comprehensive pricing schedule. Although the pricing includes some minimum usage charges, most of the service charges are based on volume and actual usage, specifically related to the particular service and support provided by FIS and the complexity of the technical analysis and technology support provided by FIS. The amount included in FNT’s expenses and FIS’s revenues for information technology services provided by FIS to FNT during the 2005 fiscal year was $56.9 million. While the exact amounts to be paid by FNT to FIS under the master information technology services agreement are dependent upon the actual usage and volume of services performed by FIS for FNT, it is not anticipated that the total amount to be paid by FNT to FIS under the master information technology services agreement in the near future will differ materially from the amounts paid by FNT to FIS during the 2005 fiscal year for these information technology services.
     Duration and Effect of Termination. The Amended and Restated Master Information Technology Services Agreement is effective for a term of five years unless earlier terminated in accordance with its terms. FNT has the right to renew the agreement for a single one-year period or a single two-year period, by providing a written notice of our intent to renew at least six months prior to the expiration date. Upon receipt of a renewal notice, the parties will begin discussions regarding the terms and conditions that will apply for the renewal period, and if the parties have not reached agreement on the terms by the time the renewal period commences, then the agreement will be renewed for only one year on the terms as in effect at the expiration of the initial term. FNT may also terminate the agreement or any particular statement of work or base services agreement on six months’ prior written notice. In addition, if either party fails to perform its obligations under the agreement, the other party may terminate after the expiration of certain cure periods. FNT may also terminate the agreement if there is a change in ownership or control of FIS whereby one of our direct competitors owns or controls FIS (excluding changes resulting from the merger), as more fully defined by the terms of the agreement.
     Dispute Resolution Procedures. Disputes, controversies and claims under the master information technology services agreement are referred to a management committee that includes representatives from both parties. If the management committee is unable to resolve the issue, the agreement sets forth a procedure by which the issue is referred to and reviewed by increasingly senior members of FNT’s and FIS’s management. If FNT’s senior management cannot resolve the issues with FIS’s senior management, then the dispute is referred to an independent arbitrator for resolution. However, the parties are required to continue to provide services during the period of any dispute or dispute resolution process.

 Amended and Restated SoftPro Software License Agreement
     FNT and FIS are party to an Amended and Restated Software License Agreement pursuant to which FNT licenses from a subsidiary of FIS, for the benefit of FNT’s title insurance subsidiaries, the use of certain proprietary software, related documentation, and object code for a package of software programs and products known as “SoftPro.”
     The SoftPro software is a related series of software programs and products that have historically been used, and continue to be used, in various locations by a number of FNT’s title insurance subsidiaries, including Chicago Title, Fidelity National Title, and Ticor Title. In addition to the use license, under this agreement, upon the occurrence of certain events, such as the bankruptcy of the FIS subsidiary, a breach of a material covenant, or the subsidiary’s notification to FNT that it has ceased to provide maintenance or support for SoftPro, then subject to certain conditions, FNT will also receive the SoftPro source code for purposes of integration, maintenance, modification and enhancement. FNT will also receive the SoftPro source code if the FIS subsidiary fails to fulfill our requests for development or integration services or the parties cannot reach agreement on the commercial terms for that development. FNT pays fees to the FIS subsidiary for the use of the SoftPro software based on the number of workstations and the actual number of SoftPro software programs and products used in each location. Fees are billed monthly based on presentation of an invoice. During the term of the agreement, the FIS subsidiary retains ownership of SoftPro and is responsible for defending any claims brought by third parties against FNT for infringement based upon the software. The FIS subsidiary and FNT each agree to indemnify each other for property damage arising out of any negligence, breach of statutory duty, omission or default in performing our respective obligations under the Amended and Restated Software License Agreement. With regard to dispute resolution, the agreement includes procedures by which the parties can attempt to resolve disputes amicably, but if those disputes cannot be resolved timely, then arbitration proceedings can be instituted.
     Duration and Termination. While the SoftPro Amended and Restated Software License Agreement is perpetual, FNT can terminate the license on not less than 90 days prior notice. In addition, if FNT discloses any of the SoftPro software, or a material part of the documentation related thereto, to a competitor of FIS, then if we fail to discontinue the unauthorized disclosure after a 30-day cure period, SoftPro may terminate the license as to the portion of the SoftPro software that FNT so disclosed on 30 days notice. In that event, FIS would also retain the right to pursue other remedies, including claims for damages for the unauthorized disclosure.
     FNT’s expenses and FIS’s revenue for the SoftPro license were $7.7 million in 2005.
Real Estate Information
     FNT also does business with additional entities within the mortgage information services segment of FIS that provide real estate information to FNT’s operations. FNT’s expenses [and FIS’s revenues?] for these services were $10.9 million, in 2005. Although there is no long-term contract, FNT is continuing to purchase information from FIS. The pricing of these purchases was determined on the basis of a discount to market that is believed reasonable based on the volume of the purchases.
Agency Agreements
     FNT’s subsidiaries, Chicago Title Insurance Company (“CTI”), a Missouri-domiciled title insurer, and Fidelity National Title Insurance Company (“FNTIC”), a California-domiciled title insurer, are each a party to separate issuing agency contracts with five subsidiaries of FIS. Under these issuing agency contracts, the FIS subsidiaries act as title agents for CTI and FNTIC in various jurisdictions.
     Under the issuing agency contracts, the title agency appointments of the FIS subsidiaries are not exclusive and CTI and FNTIC each retain the ability to appoint other title agents and to issue title insurance directly. In addition, the issuance of all title insurance for which the FIS subsidiaries are the agents is subject to the terms set forth in the issuing agency contracts. We believe that rates, duties, liability and indemnification provisions comport with the terms and conditions generally applicable in similar arrangements between non-affiliated parties in the title industry.

     Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of the agreement (thus effectively resulting in a minimum ten year term). The issuing agency contracts were entered into by the parties between July 22, 2004 and February 24, 2005.
     Prior to entering into these issuing agency contracts, these agency operations were conducted as divisions of certain of FNT’s title insurers. FNT earned $91.9 million of agency title premiums generated by these operations in 2005, and paid to FIS related commissions of $80.9 million in 2005, representing a commission rate of 88% of premiums earned.
Title Plant Maintenance Agreement and Master Title Plant Access Agreement
     Certain of FNT’s title insurance company subsidiaries have entered into a title plant maintenance agreement with Property Insight, LLC (“Property Insight”), a subsidiary of FIS. In connection therewith, one of FNT’s subsidiaries has also entered into a master title plant access agreement with Property Insight.
     Pursuant to the title plant maintenance agreement, Property Insight manages certain title plant assets of these title insurance company subsidiaries. These management services include keeping the title plant assets current and functioning on a daily basis. Property Insight’s management services also include updating, compiling, extracting, manipulating, purging, storing and processing title plant data so that the title plant database is current, accurate and accessible, through an efficient and organized access system. In performing these functions, Property Insight may make use of the software systems licensed to it from these subsidiaries, but it may also utilize proprietary systems, software, technologies and methodologies that have been developed, or will be developed, by Property Insight. FNT has no ownership or other right or title to these proprietary systems and methodologies (except in certain limited circumstances in the event of a termination of a title plant maintenance agreement, as a result of a default by, or termination by, Property Insight). Property Insight may also use these proprietary systems and methodologies in the title plant management services it may provide to other third party customers. In exchange for its management services, Property Insight has perpetual, irrevocable, transferable and nonexclusive worldwide licensed access to the title plants owned by these subsidiaries, together with certain software relating thereto, and it is able to sell this title plant access to third party customers and earn all revenue generated from the use of those assets by third party customers. In addition, Property Insight earns fees from providing access to updated and organized title plant databases to FNT’s subsidiaries through the master title plant access agreement described below. In consideration for the licensed access to the title plants and related software, Property Insight must pay a royalty to each of FNT’s title insurance company subsidiaries which are parties to the title plant maintenance agreement, in an amount equal to 2.5% to 3.75% of the revenues generated from the licensed access to the title plants and related software that the title insurance company subsidiary owns.
     Pursuant to the master title plant access agreement, FNT’s subsidiaries have access to all title plants to which Property Insight has access or right to access, including the title plants owned by certain of FNT’s subsidiaries. In consideration for this access and use, FNT’s subsidiaries pay access fees to Property Insight.

     Under the title plant maintenance agreement, Property Insight has no liability to FNT’s subsidiaries who are parties to the title plant maintenance agreement for any error in the information provided in the performance of its services, except in the event of Property Insight’s gross negligence or willful misconduct. Property Insight accepts no liability under the master title plant access agreement for any errors in the title plant information.
     The title plant maintenance agreement is effective for a ten year period, with automatic renewal, and may be terminated by mutual agreement of the parties or upon five years’ prior written notice (given after the fifth anniversary of the agreement), except in the case of a default in performance, in which case the agreement may be terminated immediately if the default is not cured within 30 days after notice (with provisions that permit an extension of the 30-day cure period under certain circumstances). In addition, the title plant maintenance agreement may be terminated in the event of a change of control of either Property Insight or FNT’s subsidiaries who are parties to the title plant maintenance agreement. So long as Property Insight does not cause the termination of a title plant maintenance agreement (either through notice of termination or by defaulting on its obligations or otherwise), Property Insight will retain a copy of the title plant database and related software as well as the right to use the software and sell access to the title plant database to third party customers. The termination provisions of the master title plant access agreement are in general similar to those of the title plant maintenance agreement.
     The foregoing agreements became effective on March 4, 2005. Prior to that time, Property Insight was a division of FNT. FNT’s payments to FIS under these arrangements were $29.9 million in 2005. FNT received $3.0 million from the royalty payable by FIS in 2005.
Title Plant Management Agreement
     FNT and Property Insight entered into a management agreement effective as of May 17, 2005, pursuant to which Property Insight manages title plant assets for one of FNT’s subsidiaries, Ticor Title Insurance Company of Florida (“Ticor-FL”). These management services include overseeing and supervising the title plant maintenance process (such as updating and purging), but do not include full responsibility for keeping the title plant assets current and functioning on a daily basis. Ticor-FL maintains all ownership rights over the title plants and its proprietary systems and methodologies used in the title plant maintenance process. Under this agreement, Property Insight’s use of these proprietary systems and methodologies and access to Ticor-FL’s title plants is limited to use and access necessary to perform its management obligations under the agreement. Property Insight is paid a management fee equal to 20% of the actual costs incurred by Ticor-FL for maintaining its title plants. In 2005, TICOR-FL’s payments to Property Insight under this agreement totaled $1.2 million.
     Under the title plant management agreement, Property Insight has no liability to Ticor-FL in the performance of its services, except in the event of Property Insight’s gross negligence or willful misconduct.
     The title plant management agreement is effective for a ten year period, with automatic renewal, and may be terminated by mutual agreement of the parties or upon five years’ prior written notice, except in the case of a default in performance, in which case the agreement may be terminated immediately if the default is not cured within 30 days after notice (with provisions that permit an extension of the 30-day cure period under certain circumstances). In addition, the title plant management agreement may be terminated in the event of a change of control of either Property Insight or Ticor-FL.
Amended and Restated Software License Agreements
     A subsidiary of FIS has licensed proprietary software and provides maintenance services to certain of FNT’s subsidiaries for annual fees under individual license agreements. The three software license agreements, for OTS/ OTS Gold, SIMON and TEAM software, all provide FNT’s subsidiaries with worldwide nonexclusive, perpetual, irrevocable right to use certain software and documentation. Fees for these licenses are charged on varying bases, including in the case of OTS/ OTS Gold, a flat annual fee, and in the case of SIMON and TEAM, a monthly fee based on the number of servers or the number of users utilizing the licensed software. The terms of the licenses are perpetual and may be terminated by FNT’s subsidiaries upon ninety days written notice, disclosure of software or documentation to competitors or if an entity is no longer a subsidiary of FIS.

     FNT’s expenses and FIS’s revenues for these items in 2005 were insubstantial and not material, either individually or in the aggregate.
Equipment Leases
     FNT previously leased certain business equipment to FIS. All of the equipment covered by these leases was purchased by FIS for $19.4 million on June 1, 2005, and the leases were terminated. In 2005 FIS paid $5.0 million to FNT under these leases prior to their termination.
Amended and Restated Cross Conveyance and Software Development and Property Allocation Agreements
     An FIS subsidiary and an FNT subsidiary are parties to an amended and restated cross conveyance and joint ownership agreement whereby the parties have conveyed their respective interests in certain proprietary software, known as “eLender”, such that both parties are the joint owners of the software. The parties have also agreed to further develop the jointly owned software. Pursuant to this agreement, through March 31, 2006, FNT’s subsidiary pays $500,000 per month to the FIS subsidiary for development services, including maintenance by the FIS subsidiary for the developed software. Each party will own an undivided half interest in the developed software. This agreement expires on March 31, 2006, but may be terminated prior to that time by mutual agreement or in the event of a breach that remains uncured for more than 30 days (subject to extension in certain circumstances).
     An FIS subsidiary and an FNT subsidiary are also a parties to a joint development and ownership agreement whereby the FIS subsidiary provides development services for proprietary software, known as “Titlepoint”, to be used in connection with the title plants owned by FNT’s title insurance subsidiaries. Pursuant to this agreement, FNT’s subsidiary pays fees and expenses to the FIS subsidiary for development services per FNT’s specifications. The fees are charged on an hourly rate basis but cannot exceed an aggregate of $7,130,000 for the entire development project. Upon delivery by the FIS subsidiary of software that meets acceptance criteria, both parties will jointly own the developed software. This agreement expires forty-five days after acceptance of the agreed upon software release, but may be terminated prior to that time by mutual agreement or in the event of a breach that remains uncured for more than 30 days (subject to extension in certain circumstances).
     FNT’s payments to FIS under these arrangements were $17.2 million in 2005.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees Billed in Last Two Fiscal Years
     In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related work and all non-audit work performed by the Company’s independent auditor, KPMG LLP, is approved in advance by the Audit Committee, including the proposed fees for such work.
     The Company incurred the following fees for audit and other services performed by KPMG LLP with respect to fiscal years 2004 and 2005:

	2004	2005
	(Amount in
	thousands)
Audit fees(1)	$7,386	$6,597
Audit related fees(2)	346	72
Tax fees(3)	199	107
All other fees(4)	35	212

	$7,966	$6,988

(1)	Audit fees consisted principally of fees for the audits, registration statements and other filings related to the Company’s 2005 financial statements, and audits of the Company’s subsidiaries required for regulatory reporting purposes, including billings for out of pocket expenses incurred.

(2)	Audit related fees in 2004 consisted principally of fees for Sarbanes-Oxley 404 documentation assistance services and fees for audits of employee benefit plans, and in 2005 consisted of fees for audits of employee benefit plans.

(3)	Tax fees, other than those included in “Audit fees” and “Audit related fees”, consisted principally of fees for tax compliance, tax planning and tax advice.

(4)	All other services consisted principally of information technology risk assessment services.
Approval of Accountants’ Services
SEC rules require that, before a company’s independent auditor is engaged to provide any audit or permissible non-audit services, the engagement must be pre-approved by the audit committee or entered into pursuant to pre-approval policies and procedures established by the audit committee. The Company’s Audit Committee has not established a pre-approval policy at this time. Rather, the Audit Committee as a whole reviews and pre-approves all audit and permissible non-audit services to be provided by KPMG LLP.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fidelity National Financial, Inc.
Date: May 1, 2006	By:	/s/ Alan L. Stinson
Alan L. Stinson
Executive Vice President Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification by Chief Executive Officer of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002