Form 10-K/A
period 2005-12-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2006-05-01
CIK 809398

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
     This Amendment No. 2 on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 15, 2006 (the “Form 10-K”). Part III, Item 10 “Directors and Executive Officers of the Registrant,” Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 13 “Certain Relationships and Related Transactions,” and Item 14 “Principal Accountant Fees and Services” of the Form 10-K are hereby amended and restated in their entirety to include the required disclosures.
     The Form 10-K as amended hereby continues to speak as of the date of the Form 10-K and the disclosures have not been updated to speak to any later date. Any items in the Form 10-K that are not expressly changed hereby shall be as set forth in the Form 10-K. All information contained in this Amendment No. 2 and the Form 10-K is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.
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
Aggregated FIS Stock Option Exercises
In Last Fiscal Year and Fiscal Year-End Option Values

			Number of Unexercised	Value of Unexercised
	Shares		Options at	In-the-Money Options at
	Acquired on	Value	December 31, 2005	December 31, 2005 (1)
	Exercise	Realized	(#)	($)
Name	(#)	($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
William P. Foley, II	—	$—	426,373/2,771,627	$10,338,663/$67,531,246
Raymond R. Quirk	—	$—	-/-	$ -/$-
Alan L. Stinson	—	$—	56,692/388,028	$1,454,408/$9,454,380
Brent B. Bickett	—	$—	56,692/388,028	$1,454,408/$9,454,380
Peter T. Sadowski	—	$—	21,318/138,582	$519,417/$3,376,578

(1)	In accordance with the rules of the Securities and Exchange Commission, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, the fair market value, which represents the closing price of FIS’s common stock reported by the New York Stock Exchange on December 31, 2005, is deemed to be $40.56.
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
Real Estate Information
     FNT also does business with additional entities within the mortgage information services segment of FIS that provide real estate information to FNT’s operations. FNT’s expenses and FIS’s revenues for these services were $10.9 million, in 2005. Although there is no long-term contract, FNT is continuing to purchase information from FIS. The pricing of these purchases was determined on the basis of a discount to market that is believed reasonable based on the volume of the purchases.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees Billed in Last Two Fiscal Years
     In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related work and all non-audit work performed by the Company’s independent registered public accounting firm, KPMG LLP, is approved in advance by the Audit Committee, including the proposed fees for such work.
     The Company incurred the following fees for audit and other services performed by KPMG LLP with respect to fiscal years 2004 and 2005:

	2004	2005
	(Amount in
	thousands)
Audit fees(1)	$7,386	$6,597
Audit related fees(2)	346	72
Tax fees(3)	199	107
All other fees(4)	35	212

	$7,966	$6,988

(1)	Audit fees consisted principally of fees for the audits, registration statements and other filings related to the Company’s financial statements, and audits of the Company’s subsidiaries required for regulatory reporting purposes, including billings for out of pocket expenses incurred.

(2)	Audit related fees in 2004 consisted principally of fees for Sarbanes-Oxley 404 documentation assistance services and fees for audits of employee benefit plans, and in 2005 consisted of fees for audits of employee benefit plans.

(3)	Tax fees, other than those included in “Audit fees” and “Audit related fees”, consisted principally of fees for tax compliance, tax planning and tax advice.

(4)	All other services consisted principally of information technology risk assessment services.
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