Form 10-Q
period 2006-03-31
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2006-05-10
CIK 809398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2006
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☐
     As of March 31, 2006, 174,766,117 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2006

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at March 31, 2006 includes $295,619 and $210,450 of pledged fixed maturities related to secured trust deposits and the securities lending program, respectively, and at December 31, 2005 includes $305,717 and $135,249 of pledged fixed maturity securities related to secured trust deposits and securities lending program, respectively	$2,998,926	$3,074,617
Equity securities, at fair value at March 31, 2006 includes $7,866 of pledged equities related to the securities lending program and at December 31, 2005 includes $3,401 of pledged equities related to the securities lending program	179,803	210,168
Other long-term investments	376,377	162,910
Short-term investments at March 31, 2006 includes $306,176 and at December 31, 2005 includes $350,256 of pledged short-term investments related to secured trust deposits	683,070	1,116,494

Total investments	4,238,176	4,564,189
Cash and cash equivalents, at March 31, 2006 includes $241,826 and $226,578 of pledged fixed maturities related to secured trust deposits and the securities lending program, respectively, and at December 31, 2005 includes $234,709 and $143,412 of pledged fixed maturity securities related to secured trust deposits and the securities lending program, respectively	707,239	513,394
Trade and notes receivables, net of allowance of $40,301 at March 31, 2006 and $34,037 at December 31, 2005	707,788	637,808
Goodwill	4,720,473	2,873,861
Prepaid expenses and other assets	996,611	655,651
Capitalized software	693,010	530,341
Other intangible assets	1,260,988	641,420
Title plants	317,347	312,801
Property and equipment, net	449,225	375,152

	$14,090,857	$11,104,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$1,415,276	$1,241,860
Deferred revenue	520,447	494,888
Notes payable	3,578,094	3,217,019
Reserve for claim losses	1,144,981	1,113,506
Secured trust deposits	839,117	882,602
Deferred tax liabilities	422,592	130,846
Income taxes payable	56,096	107,817

	7,976,603	7,188,538
Minority interests and preferred stock of subsidiary	1,883,609	636,304
Stockholders’ equity:
Preferred stock, $.0001 par value; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock, $.0001 par value; authorized, 250,000,000 shares issued; 182,782,624 as of March 31, 2006 and 182,024,039 as of December 31, 2005	18	18
Additional paid-in capital	4,401,376	3,530,969
Retained earnings	168,494	103,665

	4,569,888	3,634,652
Accumulated other comprehensive loss	(74,756)	(78,867)
Unearned compensation	—	(11,523)
Less treasury stock, 8,016,507 shares as of March 31, 2006 and as of December 31, 2005, at cost	(264,487)	(264,487)

	4,230,645	3,279,775

	$14,090,857	$11,104,617

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended
	March 31,
	2006	2005
	(Unaudited)
REVENUE:
Direct title insurance premiums	$468,922	$477,820
Agency title insurance premiums	606,054	510,780
Escrow and other title related fees	253,527	242,154
Transaction processing	843,199	606,565
Specialty insurance	106,743	75,508
Interest and investment income	47,930	26,424
Realized gains and losses, net	16,635	3,883
Gain on sale of minority interest in FIS	—	318,209
Other income	12,761	10,295

Total revenue	2,355,771	2,271,638
EXPENSES:
Personnel costs	877,931	747,077
Other operating expenses	494,616	393,817
Agent commissions	469,707	391,466
Depreciation and amortization	124,631	97,327
Provision for claim losses	114,492	87,164
Interest expense	54,645	24,507

Total expenses	2,136,022	1,741,358

Earnings before income taxes and minority interest	219,749	530,280
Income tax expense	81,747	80,335

Earnings before minority interest	138,002	449,945
Minority interest	31,631	5,448

Net earnings	$106,371	$444,497

Basic earnings per share	$0.61	$2.57

Weighted average shares outstanding, basic basis	173,845	173,124

Diluted earnings per share	$0.59	$2.51

Weighted average shares outstanding, diluted basis	179,251	177,327

Cash dividends paid per share	$0.25	$10.25

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended
	March 31,
	2006	2005
	(Unaudited)
Net earnings	$106,371	$444,497
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments, net (1)	11,454	(17,818)
Foreign currency translation unrealized gain (loss) (2)	1,288	(8,648)
Reclassification adjustments for gains included in net earnings (3)	(8,195)	(693)
Reclassification adjustments relating to minority interests	(436)	—

Other comprehensive loss	4,111	(27,159)

Comprehensive earnings	$110,482	$417,338

(1)	Net of income tax (benefit) expense of $3.0 million and $(10.9) million for the three months ended March 31, 2006 and 2005, respectively.

(2)	Net of income tax (benefit) expense of $0.8 million and $(1.0) million for the three months ended March 31, 2006 and 2005, respectively.

(3)	Net of income tax expense of $4.8 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid - in	Retained	Comprehensive	Unearned	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Shares	Amount
Balance, December 31, 2005	182,024	$18	$3,530,969	$103,665	$(78,867)	$(11,523)	8,016	$(264,487)

Adoption of SFAS 123R	—	—	(11,523)	—	—	11,523	—-	—
Exercise of stock options	759	—	5,577	—	—	—	—	—
Tax benefit associated with the exercise of stock options	—	—	8,431	—	—	—	—-	—
Merger with Certegy Inc.	—	—	862,296	—	—	—	—	—
Other comprehensive income (loss)— unrealized gain on investments and other financial instruments	—	—	—	—	3,259	—	—	—
Other comprehensive income (loss)— unrealized gain on foreign currency	—	—	—	—	1,288	—	—	—
Other comprehensive income (loss)— reclassification to minority interest					(436)
Stock based compensation	—	—	5,626	—	—	—	—	—
Cash dividends ($.25 per share)	—	—	—	(41,542)	—	—	—	—
Net earnings	—	—	—	106,371	—	—	—	—

Balance, March 31, 2006	182,783	$18	$4,401,376	$168,494	$(74,756)	$—	8,016	$(264,487)

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net earnings	$106,371	$444,497
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	124,631	97,327
Net increase in reserve for claim losses	31,475	10,121
Gain on issuance of subsidiary stock	—	(318,209)
Gain on sales of assets	(9,554)	(3,883)
Stock-based compensation cost	34,347	7,223
Minority interest	31,631	5,448
Change in assets and liabilities, net of effects from acquisitions:
Net decrease in leases and lease securitization residual interests	(2,646)	(80)
Net decrease in secured trust deposits	3,576	1,322
Net (increase) decrease in trade receivables	60,085	(30,888)
Net increase in prepaid expenses and other assets	(92,939)	(17,054)
Net decrease in accounts payable, accrued liabilities	(235,709)	(119,057)
Net increase (decrease) in income taxes	(43,256)	19,332

Net cash provided by operating activities	8,012	96,099

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	772,386	587,149
Proceeds from maturities of investment securities available for sale	112,792	78,387
Proceeds from sale of assets	1,286	4,730
Cash received as collateral on loaned securities, net	3,497	—
Net proceeds from sale of equity interest in subsidiary	—	454,337
Collections of notes receivable	1,300	1,139
Additions to title plants	(4,653)	(1,392)
Additions to property and equipment	(42,801)	(21,332)
Additions to capitalized software	(50,770)	(34,852)
Purchases of investment securities available for sale	(897,260)	(1,304,353)
Net proceeds (purchases) of short-term investment securities	433,423	(41,708)
Additions to notes receivable	(906)	(4,362)
Acquisitions of businesses, net of cash acquired	(21,282)	(4,750)

Net cash provided by (used in) investing activities	307,012	(287,007)

	(Continued)
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,
	2006	2005
	(Unaudited)
Cash flows from financing activities:
Borrowings	$187,545	$2,805,526
Debt issuance costs	—	(34,155)
Debt service payments	(288,307)	(819,613)
Dividends paid	(41,542)	(1,806,750)
Tax benefit associated with the exercise of stock options	8,431	24,958
Stock options exercised	5,577	31,470

Net cash (used in) provided by financing activities	(128,296)	201,436

Net increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	186,728	10,528
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	278,685	136,022

Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$465,413	$146,550

Supplemental cash flow information:
Income taxes paid	$123,300	$38,800

Interest paid	$68,633	$24,216

Noncash investing and financing activities:
Dividends declared and unpaid	$—	$1,939

Fair value of shares issued in connection with acquisitions	$—	$1,625
Capital transactions of FIS	862,296	—
See Notes to Condensed Consolidated Financial Statements

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note A — Basis of Financial Statements
     The unaudited financial information included in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the “Company”or “FNF”) prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     Certain reclassifications have been made in the 2005 Condensed Consolidated Financial Statements to conform to classifications used in 2006.
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
Certegy Inc.
     On September 14, 2005, the Company through Fidelity National Information Services, Inc. (“FIS”) entered into a definitive merger agreement with Certegy under which FIS and Certegy would combine operations to form a single publicly traded company to be called Fidelity National Information Services, Inc. (NYSE:FIS). Certegy was a payment processing company headquartered in St. Petersburg, Florida. On January 26, 2006, Certegy’s shareholders approved the Merger which was subsequently consummated on February 1, 2006.
     As a result of the merger, FIS is one of the largest providers of processing services to U.S. financial institutions, with market-leading positions in core processing, card issuing services, check risk management, mortgage processing, and lending services.
     Under the terms of the merger agreement, FIS was merged into a wholly owned subsidiary of Certegy in a tax-free merger, and all of FIS’s outstanding stock was converted into Certegy common stock. As a result of the merger:
•	FIS’s pre-merger shareholders owned approximately 67.4% of the combined company’s outstanding common stock immediately after the merger, while Certegy’s pre-merger shareholders owned approximately 32.6%,

•	FNF itself now owns approximately 50.7% of the combined company’s outstanding common stock, and

•	the combined company’s board of directors was reconstituted so that a majority of the board now consists of directors designated by FIS’s stockholders.
     In connection with the merger, Certegy amended its articles of incorporation to increase the number of authorized shares of capital stock from 400 million shares to 800 million shares, with 600 million shares being designated as common stock and 200 million shares being designated as preferred stock. Additionally, Certegy amended its Stock Incentive Plan to increase the total number of shares of common stock available for issuance by an additional 6 million shares, and to increase the limits on the number of options, restricted shares, and other awards that may be granted to any individual in any calendar year. These changes were approved by Certegy’s shareholders on January 26, 2006.

     As part of the merger transaction, Certegy declared a $3.75 per share special cash dividend that was paid to Certegy’s pre-merger shareholders. This dividend, totaling $236.6 million, was paid by Certegy at the consummation of the merger.
     Generally accepted accounting principles in the U.S. require that one of the two companies in the transaction be designated as the acquirer for accounting purposes. FIS has been designated as the accounting acquirer because immediately after the merger its shareholders held more than 50% of the common stock of the combined company. As a result, the merger has been accounted for as a reverse acquisition under the purchase method of accounting. Under this accounting treatment, FIS will be considered the acquiring entity and Certegy will be considered the acquired entity for financial reporting purposes.
     The purchase price was based on the number of outstanding shares of common stock of Certegy on February 1, 2006, the date of consummation of the merger, valued at $33.38 per share (which was the average of the trading price of Certegy common stock two days before and two days after the announcement of the merger on September 15, 2005 of $37.13, less the $3.75 per share special dividend declared prior to closing). The purchase price also includes an estimated fair value of Certegy’s stock options and restricted stock units outstanding at the transaction date.
     The total purchase price is as follows (in millions):

Value of Certegy’s common stock	$2,121.0
Value of Certegy’s stock options	54.2
FIS’s estimated transaction costs	5.9

$2,181.1

     The transaction was accounted for by FIS under the purchase method of accounting, and as a result, the purchase price has been allocated to Certegy’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of February 1, 2006. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. The purchase price allocation is as follows (in millions):

Tangible assets	$834.0
Computer software	143.6
Intangible assets	657.5
Goodwill	1,906.6
Liabilities assumed	(1,360.6)

Total purchase price	$2,181.1

     The allocation of the purchase price to intangible assets, including computer software, is based on studies and valuations that are currently being finalized. Such purchase accounting adjustments may be refined as additional information becomes available. In connection with the merger of FIS and Certegy, FNF’s basis in FIS is $73.6 million lower than it would have been if FNF had applied purchase accounting to all shareholders’ interests. This basis difference has been recorded as a reduction of goodwill and minority interests in FNF’s consolidation.
     The following table summarizes the liabilities assumed that impact the purchase price allocation (in millions):

Notes Payable and capital lease obligations	$222.8
Deferred income taxes	281.3
Dividends Payable	236.6
Dividend bridge loan	239.0
Liabilities associated with pension, SERP, and Postretirement benefit plans	33.5
Estimated severance payments to certain Certegy employees	10.0
Estimated employee relocation and facility closure costs	9.3
Other merger related	28.0
Other operating liabilities	300.1

$1,360.6

     In connection with the merger, FIS announced that it will terminate and settle the Certegy U.S Retirement Income Plan (pension plan). The estimated impact of this settlement has been reflected in the purchase price allocation as an increase in the pension liability, less the fair value of the pension plan assets, based on estimates of the total cost to settle the liability through the purchase of annuity contracts or lump sum settlements to the beneficiaries. The final settlement will not occur until after an IRS determination has been obtained. In addition to the pension plan obligation, FIS assumed liabilities for Certegy’s Supplemental Executive Retirement Plan (“SERP”) and Postretirement Benefit Plan. The total liability recorded as part of the purchase price allocation related to all three plans, net of the fair value of plan related assets, was $33.5 million.
     FIS has been and is still in the process of evaluating certain lease agreements and vendor arrangements of Certegy. This evaluation has resulted in the recognition of certain liabilities associated with exiting activities of the acquired company. Modification to the amounts recorded related to the closure of duplicate facilities, employee relocation, or vendor contract terminations could result in changes in the assumed liabilities and goodwill in subsequent periods, though any changes are not expected to be significant.
     Also, the merger triggered the performance criteria relating to FIS’s stock option grant made in March 2005 and these awards vested when the trading value of the Company’s stock remained above $31.27 for 45 days following the Merger. As a result, the Company recorded a charge of $24.1 million in the first quarter of 2006.
     Selected unaudited pro forma combined results of operations for the three months ended March 31, 2006 and 2005, assuming the Certegy merger had occurred as of January 1, 2005, and using actual general and administrative expenses prior to the acquisition are set forth below (in thousands):

	Three months ended March 31,
	2006	2005(a)
Total revenue	$2,448,686	$2,534,096
Net earnings	$59,748	$427,179
Pro forma earnings per share — basic	$0.34	$2.47
Pro forma earnings per share — diluted	$0.33	$2.41

(a)	The first three months ended March 31, 2005 includes the $318.2 million gain on sale of a minority interest in FIS.
Other Transactions:
Acquisition of Equity Interest in Sedgwick
     On January 31, 2006, the Company, along with our equity partners, Thomas H. Lee Partners (“THL”) and Evercore Capital Partners, completed an acquisition of a 40% interest in Sedgwick CMS Holdings, Inc. (“Sedgwick”), for approximately $126 million. Sedgwick, headquartered in Memphis, Tennessee, is a leading provider of outsourced insurance claims management services to large corporate and public sector entities.
     Service Link L.P.
     On August 1, 2005, the Company acquired Service Link, L.P. (“Service Link”), a national provider of centralized mortgage and residential real estate title and closing services to major financial institutions and institutional lenders. The initial acquisition price was approximately $110 million in cash. It is probable that the Company will owe additional contingent consideration related to this purchase in the third quarter of 2006, the amount of which will be based on Service Link’s earnings before interest, taxes, depreciation and amortization over a 12-month period ending in July 2006. The Company is not currently able to determine the amount of contingent consideration that will be owed, but, based on current information, the amount is estimated to be approximately $40 million as of March 31, 2006.
     Cascade Timberlands LLC

     The Company began to purchase equity interests in Cascade Timberlands LLC (“Cascade”) in March 2006. As of March 31, 2006, the Company owned approximately 25.1% of Cascade and currently has acquired approximately 64.2% of Cascade for $83.7 million. The primary assets of Cascade are approximately 293,000 acres of productive timberlands located on the eastern side of the Cascade mountain range extending from Bend, Oregon south on State Highway 20 toward the California border. Cascade was created by the secured creditors of Crown Pacific LP upon the conclusion of the bankruptcy case of Crown Pacific LP in December 2004.
Note C — Recapitalization Transactions
Distribution of Fidelity National Title Group, Inc.
     On October 17, 2005, the Company completed a pro rata distribution of shares was made, representing 17.5% of the outstanding common stock of Fidelity National Title Group, Inc. (“FNT”), to the Company’s shareholders. This distribution completed a restructuring that resulted in FNT becoming the parent company of the Company’s title insurance businesses. Following the distribution, FNT is a majority-owned subsidiary of FNF and is a separate registrant reporting its results on a stand-alone basis. The Company continues to consolidate FNT in our results, and subsequent to the distribution, the Company began recording minority interest liabilities and expense relating to the 17.5% minority interest. This restructuring was a taxable transaction to the Company and the Company’s shareholders. The Company recognized income tax expense of approximately $108 million in the fourth quarter of 2005 relating to this restructuring which was paid in the first quarter of 2006.
Recapitalization of FIS in 2005
     The recapitalization of FIS was completed on March 9, 2005 through $2.8 billion in borrowings under new senior credit facilities consisting of an $800 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, the “Term Loan Facilities”) and an undrawn $400 million revolving credit facility (the “Revolver”). FIS fully drew upon the entire $2.8 billion in Term Loan Facilities, while the Revolver remained undrawn at the closing. The current interest rate on both the Term Loan Facilities and the Revolver is LIBOR plus 1.50% to 1.75%. Bank of America, JP Morgan Chase, Wachovia Bank, Deutsche Bank and Bear Stearns led a consortium of lenders which provided the new senior credit facilities.
     The minority equity interest sale was accomplished through FIS selling an approximately 25% minority equity interest in the common stock of FIS to an investment group led by THL and Texas Pacific Group (“TPG”). FIS issued a total of 50 million shares of the common stock of FIS to the investment group for a total purchase price of $500 million, before certain expenses paid by FIS. The minority equity interest sale resulted in a non-operating gain of $318.2 million. This gain was calculated under the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5H (“SAB Topic 5H”) and relates to the issuance of securities of a non-wholly owned subsidiary. The gain represents the difference between the Company’s book value investment in FIS immediately prior to the transaction and its book value investment in FIS immediately following the transaction. No deferred income taxes were recorded in connection with this transaction as the tax basis of the investment was greater than the book basis on the date of the sale.

Note D — Earnings Per Share
     The Company presents “basic” earnings per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and “diluted” earnings per share, representing the dilutive effect of all shares outstanding and dilutive common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2006	2005
	(In thousands, except
	per share amounts)
Net earnings, basic and diluted basis	$106,371	$444,497

Weighted average shares outstanding during the period, basic	173,845	173,124
Plus: Common stock equivalent shares assumed from conversion of options	5,406	4,203

Weighted average shares outstanding during the period, diluted	179,251	177,327

Basic earnings per share	$0.61	$2.57

Diluted earnings per share	$0.59	$2.51

     Options to purchase 1,301,566 shares and 4,660,085 shares of the Company’s common stock for the three months ended March 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.
Note E — Investments
     During the second quarter of 2005, the Company began lending fixed maturity and equity securities to financial institutions in short-term security lending transactions. The Company’s security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At March 31, 2006 and December 31, 2005, the Company had security loans outstanding with fair values of $226.6 million and $143.4 million included in accounts payable and accrued liabilities, respectively and the Company held cash in the amount of $226.6 million and $143.4 million as collateral for the loaned securities, respectively.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2006 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government and agencies	$131,203	$(4,160)	$760,556	$(20,353)	$891,759	$(24,513)
States and political subdivisions	423,540	(6,740)	485,007	(12,069)	908,547	(18,809)
Corporate securities	423,666	(12,206)	310,188	(9,081)	733,854	(21,287)
Equity securities	77,843	(14,453)	—	—	77,843	(14,453)

Total temporarily impaired securities	$1,056,252	$(37,559)	$1,555,751	$(41,503)	$2,612,003	$(79,062)

     A substantial portion of the Company’s unrealized losses relate to debt securities. These unrealized losses were primarily caused by interest rate increases. Since the decline in fair value of these investments is attributable to changes in interest rates and not credit quality, and the Company has the intent and ability to hold these securities, the Company does not consider these investments other-than-temporarily impaired. The unrealized losses relating to equity securities were caused by market changes that the Company considers to be temporary and thus the Company does not consider these investments other-than-temporarily impaired.
Note F — Stock-Based Compensation Plans

     The Company’s 1993 Stock Plan (“1993 Plan”) expired in June 2003. Options generally had a term of 10 years from the date of grant and were exercisable subject to the terms and conditions set by the Board of Directors. The per share option price was determined at the date of grant, provided that the price for incentive stock options shall not be less than 100% of their market value or award stock shares. A total of 599,802 stock options were outstanding under the 1993 Plan as of March 31, 2006. No further awards may be granted under this plan.
     In connection with the 1998 acquisition of FNF Capital, Inc. (formerly known as “Granite”), which was accounted for as a pooling-of-interests, the Company assumed 1,140,855 options outstanding under Granite’s existing stock option plan (“Granite Plan”), of which 24,524 stock options were outstanding as of March 31, 2006. The Granite Plan provides that qualified stock options be granted at an exercise price equal to fair market value on the date of the grant with a term not to exceed 10 years. The Granite Plan provides that non-qualified stock options be granted at an exercise price not less than 85% of the fair market value on the date of grant with a term not to exceed 10 years.
     During 1998, stockholders approved the adoption of the 1998 Stock Incentive Plan (“1998 Plan”). The 1998 Plan authorizes up to 9,985,828 shares of common stock for issuance under the terms of the 1998 Plan. As of March 31, 2006, there were 7,518,062 options outstanding under this plan. The 1998 Plan provides for grants of “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and rights to purchase shares of common stock (“Purchase Rights”). The term of options may not exceed 10 years from the date of grant (five years in the case of a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company), and the right to exercise such options shall vest equally over three years. The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair market value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). There is no minimum purchase price for shares of common stock purchased pursuant to a Purchase Right, and any such purchase price shall be determined by the Board of Directors.
     In connection with the merger of Chicago Title, the Company assumed the options outstanding under Chicago Title’s existing stock option plans: the 1998 Long-Term Incentive Plan and the Director’s Stock Option Plan. Pursuant to the terms of the merger, options under these plans, totaling 5,304,456, became fully vested on March 20, 2000. The options granted in accordance with these two plans generally have a term of five to 10 years. As of March 31, 2006, there were 330,846 options outstanding under these plans.
     In 2001, stockholders approved the adoption of the 2001 Stock Incentive Plan (“2001 Plan”). The 2001 Plan authorized up to 4,026,275 shares of common stock for issuance under the terms of the 2001 Plan. As of March 31, 2006, there were 636,627 options outstanding under this plan. The 2001 Plan provides for grants of “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, rights to purchase shares of common stock and deferred shares. The term of options may not exceed 10 years from the date of grant (five years in the case of an incentive stock option granted to a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company), and are exercisable subject to the terms and conditions set by the Board of Directors. The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). The option exercise price for each share granted pursuant to a nonqualified stock option may be less than the fair value of the common stock at the date of grant to reflect the application of the optionee’s deferred bonus, if applicable. The 2001 Plan allows for exercise prices with a fixed discount from the quoted market price. Options were granted in 2003 at an exercise price of $15.36 to key employees of the Company who applied deferred bonuses expensed in 2002 amounting to $4.6 million to the exercise price. Pursuant to the terms of the 2001 Plan, there are no future exercise price decreases to options granted under this Plan in 2003 and beyond. In 2002, options were granted at an exercise price of $11.41 to key employees of the Company who applied deferred bonuses expensed in 2001 amounting to $5.7 million to the exercise price. The exercise price of these options decreases approximately $0.35 per year through 2007 and $.22 per year from 2008 through 2013, at which time the exercise price will be $8.33.

     In 2003, the Company issued to its non-employee Directors and to certain of its employees, rights to purchase 879,450 shares of restricted common stock (“Restricted Shares”) of the Company, pursuant to the 2001 Plan. A portion of the Restricted Shares vest over a five-year period and a portion of the Restricted Shares vest over a four-year period, of which one-fifth vested immediately on the date of grant. The Company recorded compensation expense of $3.3 million and unearned compensation expense of $23.0 million in connection with the issuance of Restricted Stock in 2003. The Company recorded compensation expense of $1.2 million and $1.3 million in the three months ended March 31, 2006 and 2005, respectively in connection with these shares. The Company used 769,450 shares of its common stock held as treasury shares and 110,000 newly issued common shares for the sale of Restricted Shares to its employees and directors. As of March 31, 2006 and December 31, 2005, 387,310 shares of non-vested restricted common stock were outstanding. Shares issued relating to this plan vest on the anniversary of the grant date which was November 18, 2003.
     In connection with the acquisition of ANFI, the Company assumed 988,389 options outstanding under ANFI’s existing option plans: the American National Financial, Inc. 1999 Stock Option Plan and the American National Financial, Inc. 1998 Stock Incentive Plan. The options granted under these plans generally had a term of 10 years. As of March 31, 2006, there were 443,973 options outstanding under these plans.
     In connection with the acquisition of FNIS, the Company assumed 2,585,387 options outstanding under FNIS’ existing option plans: the Fidelity National Information Solutions 2001 Stock Incentive Plan, the Vista Information Solutions, Inc. 1999 Stock Option Plan, the Micro General Corporation 1999 Stock Incentive Plan and the Micro General Corporation 1998 Stock Incentive Plan. The options granted under these plans generally had a term of 10 years. As of March 31, 2006, there were 785,456 options outstanding under these plans.
     In connection with the acquisition of Sanchez, the Company assumed 1,024,588 options outstanding under Sanchez’ 1995 Stock Incentive Plan. The option granted under this plan generally had a term of 8 years. As of March 31, 2006, there were 448,691 options outstanding under this plan.
     In connection with the acquisition of InterCept, the Company assumed 1,708,155 options outstanding under InterCept’s existing option plans — 2002 InterCept Stock Option Plan, 1996 InterCept Stock Option Plan, 1994 InterCept Option Plan and the Boggs InterCept Stock Option Plan. The options granted under these plans were fully vested prior to the acquisition and the majority of them had a remaining term of 90 days which expired on February 7, 2005. As of March 31, 2006, there were 363,030 options outstanding under this plan.
     In 2004, stockholders approved the Fidelity National Financial 2004 Omnibus Incentive Plan (the “2004 Plan”). The 2004 Plan authorized up to 12,500,000 shares, plus the number of shares subject to prior plan awards that are outstanding as of the effective date of the 2004 Plan and that are deemed not delivered under the prior plans because of certain conditions. As of March 31, 2006, there were 2,808,382 options outstanding under this plan. The options granted under this plan have a life of 8 years and vest over a three year period. The 2004 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other stock-based awards and dividend equivalents.
     Beginning in 2005, FNT and FIS also both issued stock options and restricted stock through their own plans. The awards outstanding under these plans impact the Company’s diluted earnings per share based on the impact they would have on earnings available to the Company if the options and awards were exercised and diluted the Company’s ownership percentage in the respective subsidiaries. The awards outstanding under these plans were not dilutive to the Company’s earnings for the quarter ended March 31, 2006.
     Transactions under all stock option plans, including stock options granted by the Company’s Board of Directors which are outside of the Company’s stock option plans, are as follows:

		Weighted Average
	Options	Exercise Price	Exercisable
Balance, December 31, 2005	15,890,293	$17.96	11,480,299
Granted	83,500	35.98
Exercised	(762,285)	7.31
Cancelled/Expired	(102,021)	36.07

Balance, March 31, 2006	15,109,487	$18.47	10,732,273

The aggregate intrinsic value of options exercised in the three month periods ended March 31, 2006 and 2005 was $22.5 million and $80.8 million, respectively.
     The following table summarizes information related to stock options outstanding and exercisable as of March 31, 2006:

Options Outstanding					Options Exercisable
				Intrinsic
		Weighted		Value at		Weighted
		Average	Weighted	March		Average	Weighted	Intrinsic
		Remaining	Average	31,2006		Remaining	Average	Value at
Range of Exercise	Number of	Contractual	Exercise	(in	Number of	Contractual	Exercise	March
Prices	Options	Life	Price	thousands)	Options	Life	Price	31,2006
$ .02 — 5.97	2,303,982	2.87	$4.80	$70,797	2,303,982	2.87	$4.80	$70,797
5.98 — 9.35	1,513,727	4.56	7.70	42,122	1,513,727	4.57	7.70	42,122
9.36 — 9.52	1,383.487	5.04	9.52	35,980	1,383.487	5.04	9.52	35,980
9.53 — 11.10	1,381,755	3.85	10.49	34,602	1,381,755	3.85	10.49	34,602
11.11— 24.83	2,332,471	6.02	16.60	44,151	2,098,784	6.01	15.84	41,325
24.84 — 25.32	2,681,840	6.45	25.32	27,382	787,836	6.45	25.32	8,043
25.33 — 32.61	359,329	4.07	28.87	2,393	331,365	3.76	28.93	2,187
32.62 — 33.03	1,756,683	6.64	33.02	4,407	599,417	6.51	33.01	1,508
33.04 — 35.98	1,073,623	7.54	35.09	468	9,331	1.80	33.24	21
35.99 — 171.86	322,590	4.41	49.74	(4,584)	322,589	4.41	49.74	(4,584)

$ .02 — 171.86	15,109,487	5.28	$18.47	$257,719	10,732,273	4.67	$13.91	$232,003

     During the first quarter of 2006, the Company began accounting for stock based compensation under the provisions of SFAS 123R “Share Based Payment” (“SFAS No. 123R”) issued in December 2004 under the modified prospective method. Previous to this adoption, the Company had adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation in 2003. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. In 2003, the Company elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock- Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under the fair value method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. Prior year financial statements were not restated. The adoption of SFAS 123R using the modified prospective method did not have a material impact on the Company’s fianancial position or results of operations for the first quarter of 2006 as all options that were previously accounted for under prior methods were fully vested as of December 31, 2005. Net income for the quarters ended March 31, 2006 and 2005 reflects expenses of $34.3 million and $7.2 million, respectively, which is included in personnel costs in the reported financial results. The expense for the first quarter of 2006, included $24.1 in expense relating to performance based options at FIS for which the performance and market based criteria were met during the quarter.
     The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions. The risk free interest rates used in the calculation are the rate that corresponds to the weighted average expected life of an option. The risk free interest rate used for options granted during the first quarter of 2006 was 4.6%. A volatility factor for the expected market price of the common stock of 27% was used for options granted in the first quarter of 2006. The expected dividend yield used for the first quarter of 2006 was 2.8%. A weighted average expected life of 4.1 years was used for the first quarter of 2006. The weighted average fair value of each option granted during the first quarter of 2006 was $7.95. There were no options granted in the first quarter of 2005.
     Pro forma information regarding net earnings and earnings per share is required by SFAS 123R, and has been determined as if the Company had accounted for all of its employee stock options under the fair value method of that statement. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards for the three months ended March 31, 2005:

Net earnings, as reported	$444,497
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	4,406
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,776)

Pro forma net earnings	$444,127

Earnings per share:
Basic — as reported	$2.57
Basic — pro forma	$2.57
Diluted — as reported	$2.51
Diluted — pro forma	$2.50
     At March 31, 2006, the total unrecognized compensation cost related to FNF nonvested stock option grants was $26.9 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.6 years and the total unrecognized compensation cost related to FNF nonvested restricted stock grants is $9.9 million, which is expected to be recognized in pre-tax income over a weighted average period of 3.75 years. Also included in our consolidated stock-based compensations costs are stock based compensation at FNT and FIS. At March 31, 2006, the total unrecognized compensation cost related to FNT non-vested stock option grants was $7.9 million, which is expected to be recognized in pre-tax income over a weighted average period of 3.5 years and the total unrecognized compensation cost related to FNT non-vested restricted stock grants was $15.0 million, which is expected to be recognized in pre-tax income over a weighted average period of 3.5 years. At March 31, 2006, the total unrecognized compensation cost related to FIS non-vested stock option grants is $49.3 million, which is expected to be recognized in pre-tax income over a weighted average period of 2.4 years. There is no outstanding restricted stock grants at FIS.
Note G — Notes Payable
     Notes payable consist of the following:

	March 31,	December 31,
	2006	2005
FIS Term Loan A Facility, secured, interest payable at LIBOR plus 1.50% (6.22% at March 31, 2006), .25% quarterly principal amortization, due March, 2011	$792,000	$794,000
FIS Term Loan B Facility, secured, interest payable at LIBOR plus 1.75% (6.47% at March 31, 2006), .25% quarterly principal amortization, due March, 2013	1,755,000	1,760,000
FIS Syndicated credit agreement, secured, interest due quarterly at LIBOR plus 1.50%(6.33% at March 31, 2006), unused portion of $250 million at March 31, 2006	150,000	—
FNT Syndicated credit agreement, unsecured, at LIBOR plus 0.4%,(5.2% at March 31, 2006, unused portion of $300 million at March 31, 2006)	100,000	100,000
Syndicated credit agreement, unsecured, interest due quarterly at LIBOR plus 0.625%, undrawn, unused portion of $250 million at March 31, 2006	—	—

	March 31,	December 31,
	2006	2005
Unsecured notes, net of discount, interest payable semi-annually at 4.75%, due September 2008	194,246	—
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	247,441	249,437
Unsecured notes net of discount, interest payable semi-annually at 5.25%, due March 2013	248,697	248,651
Other promissory notes with various interest rates and maturities	90,710	64,931

	$3,578,094	$3,217,019

     Through the merger with Certegy, the Company through FIS has an obligation to service $200 million (aggregate principal amount) of unsecured 4.75% fixed-rate notes due in 2008. The notes were recorded in purchase accounting at a discount of $5.7 million, which along with the related note issuance costs, are amortized on a straight-line basis over the term of the notes. The notes accrue interest at a rate of 4.75% per year, payable semi-annually in arrears on each March 15 and September 15. Through this merger, the Company also assumed approximately another $22.2 million in other notes payable and as result of the merger FIS borrowed $180.0 million on its line of credit of which $30 million was repaid prior to March 31, 2006.
Note H — Segment Information
     During 2005, the Company restructured its business segments to more accurately reflect a change in the Company’s current operating structure. Accordingly previously reported segment information has been restated to be consistent with the current presentation.
     Summarized financial information concerning the Company’s reportable segments is shown in the following table.
     As of and for the three months ended March 31, 2006 (dollars in thousands):

		Fidelity National
	Fidelity National	Information	Specialty	Corporate
	Title Group, Inc.	Services, Inc.	Insurance	and Other	Eliminations	Total
Title premiums	$1,076,189	$18,615	$—	$(1,213)	$(18,615)	$1,074,976
Other revenues	264,557	882,320	106,743	1,731	(39,121)	1,216,230
Intersegment revenue	—	(57,736)	—	—	57,736	—

Revenues from external customers	$1,340,746	$843,199	$106,743	$518	$—	$2,291,206
Interest and investment income, including realized gains and (losses)	52,518	2,732	3,652	5,663	—	64,565

Total revenues	$1,393,264	$845,931	$110,395	$6,181	$—	$2,355,771

Depreciation and amortization	26,237	96,795	1,470	129	—	124,631
Interest expense	11,326	43,268	256	(205)	—	54,645
Earnings (loss) before income tax and minority interest	123,284	64,255	32,458	(248)	—	219,749
Income tax expense	43,766	24,586	12,566	829	—	81,747
Minority interest	416	311	—	30,904	—	31,631
Net earnings (loss)	$79,102	$39,358	$19,892	$(31,981)	—	$106,371
Assets	5,897,476	7,405,369	443,684	344,328		14,090,857
Goodwill	1,051,514	3,710,714	44,856	(86,611)	—	4,720,473

As of and for the three months ended March 31, 2005 (dollars in thousands):

		Fidelity National
	Fidelity National	Information	Specialty	Corporate
	Title Group, Inc.	Services, Inc.	Insurance	and Other	Eliminations	Total
Title premiums	$988,718	$18,940	$—	$(118)	$(18,940)	$988,600
Other revenues	252,212	632,640	75,508	(4,234)	(21,604)	934,522
Intersegment revenue	—	(40,544)	—	—	40,544	—

Revenues from external customers	$1,240,930	$611,036	$75,508	$(4,352)	$—	$1,923,122
Gain on issuance of subsidiary stock	—	—	—	318,209	—	318,209
Interest and investment income, including realized gains and (losses)	24,290	1,474	1,375	3,168	—	30,307

Total revenues	$1,265,220	$612,510	$76,883	$317,025	$—	$2,271,638

Depreciation and amortization	24,866	75,741	1,019	(4,299)	—	97,327
Interest expense	303	13,421	—	10,783	—	24,507
Earnings (loss) before income tax and minority interest	131,529	75,066	13,509	310,176	—	530,280
Income tax expense (benefit)	48,863	28,825	5,160	(2,513)	—	80,335
Minority interest	347	1,645	—	3,456	—	5,448
Net earnings (loss)	$82,319	$44,596	$8,349	$309,233	—	$444,497
Assets	5,054,405	4,117,158	220,912	666,190	—	10,058,665
Goodwill	962,201	1,757,591	22,669	10,778	—	2,753,239
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
Corporate and Other
     The corporate and other segment consists of the operations of the FNF parent holding company (including certain smaller businesses and investments) and certain other unallocated corporate overhead expenses.

Note I — Dividends
     On February 8, 2006, the Company’s Board of Directors declared a cash dividend of $0.25 per share, payable on March 30, 2006, to stockholders of record as of March 15, 2006. On April 26, 2006, the Company’s Board of Directors declared a cash dividend of $0.25 per share, payable on June 30, 2006, to stockholders of record as of June 15, 2006.
Note J — Pension and Postretirement Benefits
     The following details the Company’s periodic (income) expense for pension and postretirement benefits:

	For the Three Months Ended March 31,
	2006	2005	2006	2005
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$—	$—	$38	$38
Interest cost	2,097	2,087	242	296
Expected return on assets	(2,453)	(1,959)	—	—
Amortization of prior service cost	—	—	(195)	(384)
Amortization of actuarial loss	2,217	2,207	86	137

Total net periodic (income) expense	$1,861	$2,335	$171	$87

     There have been no material changes to the Company’s projected benefit payments under these plans since December 31, 2005 as disclosed in the Company’s Form 10K filed on March 16, 2006.
     Through the Certegy and Kordoba acquisitions, the Company assumed certain liabilities relating to defined benefit plans at FIS. The total liabilities relating to those plans is $57.2 million and the impact on net earnings for the first three months of 2006 and 2005 was $0.7 million and $0.5 million.
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
     Several class actions are pending in Ohio, Pennsylvania, Connecticut and Florida alleging improper premiums were charged for title insurance. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. The Company intends to vigorously defend the actions.
     A class action in California alleges that the Company violated the Real Estate Settlement Procedures Act and state law by giving favorable discounts or rates to builders and developers for escrow fees and requiring purchasers to use Chicago Title Insurance Company for escrow services. The action seeks refunds of the premiums charged and additional damages. The Company intends to vigorously defend this action.
     A class action in Texas alleges that the Company overcharged for recording fees in Arizona, California, Colorado, Oklahoma and Texas. The suit seeks to recover the recording fees for the class that was overcharged, interest and attorney’s fees. The suit was filed in the United States District Court for the Western District of Texas, San Antonio Division on March 24, 2006. Similar suits are pending in Indiana. The Company intends to vigorously defend these actions.
     A class action in New Mexico alleges the Company has engaged in anti-competitive price fixing in New Mexico. The suit seeks an injunction against price fixing and writs issued to the State regulators mandating the law be interpreted to provide a competitive market, compensatory damages, punitive damages, statutory damages, interest and attorney’s fees for the injured class. The suit was filed in State Court in Santa Fe, New Mexico on April 27, 2006. The Company intends to vigorously defend this action.
     A shareholder derivative action was filed in Florida on February 11, 2005 alleging that FNF directors and certain executive officers breached their fiduciary and other duties, and exposed FNF to potential fines, penalties and suits in the future, by permitting so called contingent commissions to obtain business and in the subsequently amended complaint that they had wrongfully engaged in “captive reinsurance” programs. The Company and the plaintiff have reached an agreement to dismiss the action with prejudice with each party bearing their own attorney’s fees and costs.
     In Missouri a class action is pending alleging that certain acts performed by the Company in closing real estate transactions are the unlawful practice of law. The Company intends to vigorously defend this action.
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
     The Company negotiated a settlement with the California Department of Insurance with respect to that department’s inquiry into these arrangements, which the Company refers to as captive reinsurance arrangements. Under the terms of the settlement, the Company paid a penalty of $5.6 million and is refunding approximately $7.7 million to consumers whose California property was subject to a captive reinsurance arrangement. The Company also entered into similar settlements with 26 other states, in which the Company is refunding a total of approximately $2 million to policyholders. Other state insurance departments and attorneys general and the U.S. Department of Housing and Urban Development (“HUD”) also have made formal or informal inquiries of the Company regarding these matters.
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
     Additionally, the Company has received inquiries from regulators about its business involvement with title insurance agencies affiliated with builders, realtors and other traditional sources of title insurance business, some of which the Company participated in forming as joint ventures with its subsidiaries. These inquiries have focused on whether the placement of title insurance with the Company through these affiliated agencies is proper or an improper form of referral payment. Like most other title insurers, the Company participates in these affiliated business arrangements in a number of states. The Company entered into a settlement with the Florida Department of Financial Services under which it refunded approximately $3 million in premiums received though these types of agencies in Florida and paid a fine of $1 million. The Company is responding to other inquiries as they are received, and is currently unable to give any assurance as to their likely outcome.
Since 2004 the Company’s subsidiaries have received civil subpoenas and other inquiries from the New York State Attorney General (the “NYAG”), requesting information about their arrangements with agents and customers and other matters relating to, among other things, rates, rate calculation practices, use of blended rates in multi-state transactions, rebates, entertainment expenses, and referral fees. Title insurance rates in New York are set by regulation and generally title insurers may not charge less than the established rate. Among other things, the NYAG has asked for information about an industry practice (called “blended rates” and “delayed blends”) in which discounts on title insurance on properties outside New York are sometimes given or where a credit is given in subsequent transactions in connection with multi-state commercial transactions in which one or more of the properties is located in New York. The NYAG is also reviewing the possibility that the Company’s Chicago Title subsidiary may have provided incorrect data in connection with rate-setting proceedings in New York and in connection with reaching a settlement of a class action suit over charges for title insurance issued in 1996 through 2002. The New York State Insurance Department (the “NYSID”) has also joined the NYAG in the latter’s wide-ranging review of the title insurance industry and the Company. The Company can give no assurance as to the likely outcome of these investigations, including but not limited to whether they may result in fines, monetary settlements, reductions in title insurance rates or other actions, any of which could adversely affect us. Any reduction in title insurance rates or other business reforms in New York could lead to similar changes in other states as well. The Company is cooperating fully with the NYAG and NYSID inquiries into these matters.
Further, U.S. Representative Oxley, the Chairman of the House Financial Services Committee, recently asked the Government Accountability Office (the “GAO”) to investigate the title insurance industry. Representative Oxley stated that the Committee is concerned about payments that certain title insurers have made to developers, lenders and real estate agents for referrals of title insurance business. Representative Oxley asked the GAO to examine, among other things, the foregoing relationships and the levels of pricing and competition in the title insurance industry. A congressional hearing was held regarding title insurance practices on April 27, 2006. The Company is unable to predict the outcome of this inquiry or whether it will adversely affect the Company’s business or results of operations.

     The California Department of Insurance has begun to examine levels of pricing and competition in the title insurance industry in California, with a view to determining whether prices are too high and if so, implementing rate reductions. New York, Colorado, Florida, Louisiana, Nevada, and Texas insurance regulators have also announced similar inquiries (or other reviews of title insurance rates) and other states could follow. At this stage, the Company is unable to predict what the outcome will be of this or any similar review.
     Canadian lawyers who have traditionally played a role in real property transactions in Canada allege that the Company’s practices in processing residential mortgages are the unauthorized practice of law. Their Law Societies have demanded an end to the practice, and have begun investigations into those practices. In several provinces bills have been filed that ostensibly would affect the way we do business. The Company is unable to predict the outcome of this inquiry or whether it will adversely affect the Company’s business or results of operations.
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
Note L — Subsequent Event
     On April 27, FNF announced that its Board of Directors has approved pursuing a plan for elimination of its holding company structure, which would result in the transfer of certain of FNF’s assets and liabilities to FNT and the distribution of FNF’s ownership stakes in FNT to FNF shareholders. Following the distribution of its FNT shares, FNF would merge into FIS and FNF stockholders would receive FIS stock for their FNF shares. Under the plan, after the transaction is complete, FNT, which will consist primarily of FNF’s current specialty insurance and Sedgwick business lines in addition to its current title insurance business, will be renamed Fidelity National Financial (“New FNF”) and will trade under the symbol FNF. FNT and FIS have established special committees of their respective boards of directors to evaluate and negotiate a formal proposal if and when made by FNF. Current FNF Chairman and CEO William P. Foley, II, would assume the same positions in the New FNF and other key members of FNF senior management would also agree to continue their involvement in both New FNF and FIS in executive capacities, pursuant to employment agreements. Completion of the transaction will be subject to a number of conditions, including but not limited to: preparation of a definitive proposal for the transactions and negotiation of definitive agreements; approval of the boards of directors and shareholders of each of FNF, FNT and FIS; the receipt of a private letter ruling from the Internal Revenue Service; the clearance of proxy statements and registration statements by the SEC; the receipt of all necessary regulatory approvals for the transfer of FNF’s specialty insurance operations to FNT and for the spin-off by FNF of its ownership in FNT; the receipt of necessary approvals under credit agreements of FNF, FNT and FIS and any other material agreements; and any other conditions set forth in the definitive agreements for the transactions, once completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets; adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding or a weak U. S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; our dependence on operating subsidiaries as a source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Form 10-K and other filings with the Securities and Exchange Commission.
     The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Overview
     We are a holding company that is a provider of outsourced products and services to a variety of industries. During 2005, we completed certain strategic initiatives, including contributing our title operations to a newly formed subsidiary, Fidelity National Title Group, Inc. (“FNT”) (NYSE:FNT) which in turn became a majority-owned, publicly traded company; selling a minority interest in our subsidiary Fidelity National Information Services, Inc. and agreeing to merge it with a separate publicly traded company, Certegy Inc. (“Certegy”). The merged entity is now known as Fidelity National Information Services, Inc. (“FIS”) (NYSE:FIS). Through FNT, we are one of the United States’ largest title insurance companies, with an approximate 30.5% national market share in 2004. Through FIS, we provide industry leading data processing, payment and risk management services to financial institutions and retailers. Through our other wholly-owned subsidiaries, we are a leading provider of specialty insurance products, including flood insurance, homeowners insurance and home warranty insurance. Since February 1, 2006 when we closed our acquisition of an approximately 40% interest in Sedgwick CMS (“Sedgwick”), we are now a provider of outsourced insurance claims management services to large corporate and public sector entities.
     We have four reporting segments:
•	Fidelity National Title Group, Inc. This segment consists of the operations of our majority owned subsidiary, FNT. FNT’s title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issued approximately 30.5% of all title insurance policies issued nationally during 2004. FNT provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Fidelity National Information Services, Inc. This segment consists of the operations of our majority owned subsidiary, FIS. FIS provides transaction processing services, consisting principally of technology solutions for banks and other financial institutions, credit and debit card services and check risk management and related services for retailers and others. FIS also provides lender processing services, consisting principally of technology solutions for mortgage lenders, selected mortgage origination services such as title agency and closing services, default management and mortgage information services. FIS’s credit and debit card services and check risk management services were added through our merger with Certegy. This merger closed in February 2006 and as a result of reverse acquisition purchase accounting treatment these businesses are not included in the financial information in this report for periods prior to February 1, 2006.

•	Specialty Insurance. The specialty insurance segment, consisting of our various non-title insurance subsidiaries, issues flood, home warranty, homeowners, automobile and certain niche personal lines insurance policies.

•	Corporate and Other. The corporate and other segment consists of the operations of the parent holding company(including certain smaller business and investments) and certain other unallocated corporate overhead expenses.
     On April 27, FNF announced that its Board of Directors has approved pursuing a plan for elimination of its holding company structure, which would result in the transfer of certain of FNF’s assets and liabilities to FNT and the distribution of FNF’s ownership stakes in FNT to FNF shareholders. Following the distribution of its FNT shares, FNF would merge into FIS and FNF stockholders would receive FIS stock for their FNF shares. Under the plan, after the transaction is complete, FNT, which will consist primarily of FNF’s current specialty insurance and Sedgwick business lines in addition to its current title insurance business, will be renamed Fidelity National Financial (“New FNF”) and will trade under the symbol FNF. FNT and FIS have established special committees of their respective boards of directors to evaluate and negotiate a formal proposal if and when made by FNF. Current FNF Chairman and CEO William P. Foley, II, would assume the same positions in the New FNF and other key members of FNF senior management would also agree to continue their involvement in both New FNF and FIS in executive capacities, pursuant to employment agreements. Completion of the transaction will be subject to a number of conditions, including but not limited to: preparation of a definitive proposal for the transactions and negotiation of definitive agreements; approval of the boards of directors and shareholders of each of FNF, FNT and FIS; the receipt of a private letter ruling from the Internal Revenue Service; the clearance of proxy statements and registration statements by the SEC; the receipt of all necessary regulatory approvals for the transfer of FNF’s specialty insurance operations to FNT and for the spin-off by FNF of its ownership in FNT; the receipt of necessary approvals under credit agreements of FNF, FNT and FIS and any other material agreements; and any other conditions set forth in the definitive agreements for the transactions, once completed.
Factors Affecting Comparability
     Our Condensed Consolidated Statements of Earnings for the three months ended March 31, 2006 include the results of operations of Certegy Inc. (“Certegy”), which was acquired on February 1, 2006, as discussed in Note B of Notes to Condensed Consolidated Financial Statements. This acquisition may affect the comparability of our 2006 and 2005 results of operations, particularly with respect to FIS in which the operating results of Certegy are included since its merger date. Our 2005 results also include a gain of $318.2 million on sale of minority interest in FIS and additional minority interest expense relating to that transaction and to the FNT distribution.
Results of Operations
Consolidated Results of Operations
     Net Earnings. The following table presents certain financial data for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands,
	except per share data)
Total revenue	$2,355,771	$2,271,638

Total expenses	$2,136,022	$1,741,358

Net earnings	$106,371	$444,497

Basic net earnings per share	$0.61	$2.57

Diluted net earnings per share	$0.59	$2.51

     Revenue. The following table presents the components of our revenue:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Direct title insurance premiums	$468,922	$477,820
Agency title insurance premiums	606,054	510,780
Escrow and other title related fees	253,527	242,154
Transaction processing	843,199	606,565
Specialty insurance	106,743	75,508
Interest and investment income	47,930	26,424
Realized gains and losses, net	16,635	3,883
Gain on issuance of subsidiary stock	—	318,209
Other income	12,761	10,295

Total revenue	$2,355,771	$2,271,638

Orders opened by direct title operations	831,400	876,900
Orders closed by direct title operations	526,700	559,400
Revenues
     Total consolidated revenues for the first quarter of 2006 increased $84.1 million to $2,355.8 million primarily from an increase of $97.7 million in title related revenues, a $236.6 million increase in transaction processing revenues and a $31.3 million increase in specialty insurance revenues offset by the fact that 2005 included a net $318.2 million non-operating gain relating to the issuance of subsidiary stock in the sale of a minority interest in FIS. Excluding the net gain, total revenue increased $402.3 million or 20.6% as compared to the prior year quarter. The large increase in transaction processing revenues attributable to FIS was due to $184.4 million of revenue from the inclusion of the results of Certegy from its merger date of February 1, 2006 through March 31, 2006 and an increase in revenues from the lender processing businesses within FIS. The increase in specialty insurance revenues of $31.3 million was primarily the result of additional revenue relating to the runoff of flood claim processing revenues resulting from the 2005 hurricane season and increased revenues from the homeowner’s insurance businesses.
     Consolidated title insurance premiums for the three-month periods were as follows:

	Three months ended March 31,
		% of		% of
	2006	Total	2005	Total
	(Dollars in thousands)
Title premiums from direct operations (1)	$468,922	43.6%	$477,820	48.3%
Title premiums from agency operations (1)	606,054	56.4%	510,780	51.7%

Total	$1,074,976	100.0%	$988,600	100.0%

(1)	Includes premiums reported by FNT and FIS.
     Title insurance premiums increased 8.7% to $1,075.0 million in the first quarter of 2006 as compared with the first quarter of 2005. The increase was made up of a $8.9 million or 1.9% decrease in direct premiums and a $95.3 million or 18.7% increase in premiums from agency operations.
     The decreased level of direct title premiums is the result of a decrease in closed order volume offset by an increase in fee per file, reflecting a declining refinance market and a relatively stable purchase market. Closed order volumes decreased to 526,700 in the first quarter of 2006 compared to 559,400 in the first quarter of 2005. The average fee per file in our direct operations was $1,337 in the first quarter of 2006 compared to $1,269 in the first quarter of 2005, reflecting a strong commercial market and the decrease in refinance activity. The fee per file tends to increase as mortgage interest rates rise, and the mix of business changes from a predominantly refinance-driven market to more of a resale-driven market because resale transactions generally involve the issuance of both a lender’s policy and an owner’s policy whereas refinance transactions typically only require a lender’s policy.

     The increase in agency premiums is the result of an increase in agency business in Florida, partially offset by a decrease in accrued agency premiums. During the second quarter of 2005, we re-evaluated our method of estimation for accruing agency title revenues and commissions and refined the method. If the new method of estimation had been used in the first quarter of 2005, the increase in agency premiums would have been approximately 15%. An increase in agency premiums has a much smaller effect on profitability than the same change in direct premiums would have because our margins as a percentage of gross premiums for agency business are significantly lower than the margins realized from our direct operations due to commissions paid to our agents and other costs related to the agency business.
     Trends in escrow and other title related fees are to some extent related to title insurance activity generated by our direct operations. Escrow fees, which are more directly related to our direct operation, fluctuated in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts. During the three-month periods ended March 31, 2006 and 2005, other title related fees increased quarter over quarter due to growth in this revenue line from growth in operations not directly related to title insurance and some acquisitions made over the past couple of years. Escrow and other title related fees were $253.5 million and $242.2 million for the first quarter of 2006 and 2005, respectively primarily from the growth in other title related fees offset by a small decrease in escrow fees.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in the first quarter of 2006 was $47.9 million, compared with $26.4 million in the first quarter of 2005, an increase of $21.5 million, or 81.4%. The increase in interest and investment income in the first quarter of 2006 is due primarily to an increase in short-term investments and the fixed income asset base during the current year quarter and the increasing interest rate environment.
     Net realized gains for the first quarter was $16.6 million compared with net realized gains of $3.9 million for the corresponding period of the prior year. The $16.6 million in 2006 was made up of a number of gains on various transactions, none of which were individually greater than $4 million.
     Expenses. The following table presents the components of our expenses:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Personnel costs	$877,931	$747,077
Other operating expenses	494,616	393,817
Agent commissions	469,707	391,466
Depreciation and amortization	124,631	97,327
Provision for claim losses	114,492	87,164
Interest expense	54,645	24,507

Total expenses	$2,136,022	$1,741,358

     Our operating expenses consist primarily of personnel costs and other operating expenses, which in our title insurance business are incurred as orders are received and processed, and agent commissions, which are incurred as revenue is recognized. Title insurance premiums, escrow and other title related fees are generally recognized as income at the time the underlying transaction closes. As a result, direct title operations revenue lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short time lag exists in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.
     Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $877.9 million and $747.1 million for the three months ended March 31, 2006 and 2005, respectively. Personnel costs, as a percentage of total revenue (excluding the 2005 $318.2 million gain on issuance of subsidiary stock), were 37.3% in the first quarter of 2006, and 38.2% for the first quarter of 2005. The increase of $130.9 million in personnel costs primarily relates to a significant increase of $101.1 million at FIS caused primarily by the Certegy merger and an increase in stock-based compensation at FIS of $27.9 million. The increase in stock based compensation primarily related to a $24.1 million charge relating to performance based options at FIS for which the vesting criteria was met during the quarter. In addition at FNT, personnel costs increased $27.8 million or 6.5% which was caused by higher salaries and employee benefit costs within this business. On a consolidated basis, total stock-based compensation costs were $34.3 million and $7.2 million for the three months ended March 31, 2006 and 2005, respectively. Excluding the $24.1 million charge mentioned above, these charges were a more comparable $10.2 million to $7.2 million. The Company adopted SFAS 123 in 2003 and none of the additional expense relates to the adoption of SFAS 123R in the quarter as all options that were not accounted for under the fair value method were fully vested as of December 31, 2005.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance, depreciation, amortization of other intangibles and trade and notes receivable allowances. Other operating expenses totaled $494.6 million and $393.8 million for the three months ended March 31, 2006 and 2005, respectively. The increase of $100.8 million or 25.6% primarily relates to increases at FIS relating to the Certegy merger.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended March 31,
	2006		2005
	Amount	%	Amount	%
	(Dollars in thousands)
Agent title premiums	$606,054	100.0%	$510,780	100.0%
Agent commissions	469,707	77.5%	391,466	76.7%

Net	$136,347	22.5%	$119,314	23.3%

     Net margin from agency title insurance premiums in the first quarter of 2006 compared with the first quarter of 2005 decreased as a percentage of total agency premiums due to differences in the percentages of premiums retained by agents as commissions across different geographic regions.
     Depreciation and amortization was $124.6 million in the first three months of 2006 as compared to $97.3 million in the first three months of 2005. The increase in depreciation and amortization of $27.3 million is primarily due to increased amortization of intangible assets and software acquired in 2006 and 2005, including the two months since the Certegy merger.
     The provision for claim losses includes an estimate of anticipated title and title related claims, escrow losses and homeowner’s claims relating to our specialty insurance segment. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $80.7 million in the first quarter of 2006 as compared to $64.2 million in the first quarter of 2005. Our claim loss provision as a percentage of total title premiums was 7.5% and 6.5% in the first quarters of 2006 and 2005, respectively. The claim loss provision for our specialty insurance businesses was $33.9 million and $22.9 million in the first quarter of 2006 and 2005, respectively with the increase resulting from the increase in volume of business in the homeowners and home warranty lines.

     Interest expense was $54.6 million and $24.5 million in the first quarter of 2006 and 2005, respectively. The increase of $30.1 million relates to an increase in average borrowings over the entire first quarter of 2006 as compared to the prior year which only included the $2.8 billion borrowed on March 9, 2005 as part of the FIS recapitalization transaction for 23 days.
     Income tax expense as a percentage of earnings before income taxes excluding the 2005 gain on the issuance of subsidiary stock, for which no taxes were provided, was 37.2% for the first quarter of 2006 and 37.9% for the first quarter of 2005. No income taxes were provided for the 2005 gain on the issuance of subsidiary stock as the Company’s tax basis in its investment in FIS exceeded the book basis on the date of the sale. Income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year.
     Minority interest for the first quarter of 2006 was $31.6 million as compared with $5.4 million for the corresponding prior year period. The increase in minority interest expense is attributable to earnings generated by FIS, for which as of February 1, 2006, we held an ownership position of 50.7% and FNT of which we own 82.5%.
     Net earnings decreased $338.1 million in the first quarter of 2006 as compared to the prior year, but excluding the 2005 gain of $318.2 million from the issuance of subsidiary stock, they decreased $19.9 million.
Segment Results of Operations
Fidelity National Title Group, Inc.

	Three months ended
	March 31,
	2006	2005
	(Unaudited)
REVENUE:
Direct title insurance premiums	$447,769	$456,205
Agency title insurance premiums	628,420	532,513
Escrow and other title related fees	254,059	243,137
Interest and investment income	38,012	20,854
Realized gains and losses, net	14,506	3,436
Other income	10,498	9,075

Total revenue	1,393,264	1,265,220
EXPENSES:
Personnel costs	452,435	424,660
Other operating expenses	210,893	209,735
Agent commissions	488,368	409,901
Depreciation and amortization	26,237	24,866
Provision for claim losses	80,721	64,226
Interest expense	11,326	303

Total expenses	1,269,980	1,133,691

Earnings before income taxes and minority interest	123,284	131,529
Income tax expense	43,766	48,863

Earnings before minority interest	79,518	82,666
Minority interest	416	347

Net earnings	$79,102	$82,319

     Total revenues for the first quarter of 2006 increased $128.0 million or 10.1% to $1,393.3 million.
     Total title insurance premiums for the three-month periods were as follows:

	Three months ended March 31,
	2006	%	2005	%
	(Dollars in thousands)
Title premiums from direct operations	$447,769	41.6%	$456,205	46.1%
Title premiums from agency operations	628,420	58.4%	532,513	53.9%

Total	$1,076,189	100.0%	$988,718	100.0%

     Title insurance premiums increased 8.8% to $1,076.2 million in the first quarter of 2006 as compared with the first quarter of 2005. The increase was made up of an $8.4 million or 1.8% decrease in direct premiums and a $95.9 million or 18.0% increase in premiums from agency operations.
     The decreased level of direct title premiums is the result of a decrease in closed order volume offset in part by an increase in fee per file, reflecting a declining refinance market and a relatively stable purchase market. Closed order volumes decreased to 436,300 in the first quarter of 2006 compared to 488,500 in the first quarter of 2005. The average fee per file in our direct operations was $1,532 in the first quarter of 2006 compared to $1,387 in the first quarter of 2005, reflecting a strong commercial market and the lower refinance activity. The fee per file tends to increase as mortgage interest rates rise, and the mix of business changes from a predominantly refinance-driven market to more of a resale-driven market because resale transactions generally involve the issuance of both a lender’s policy and an owner’s policy whereas refinance transactions typically only require a lender’s policy.
     The increase in agency premiums is primarily the result of an increase in agency business in Florida, partially offset by a decrease in accrued agency premiums. During the second quarter of 2005, we re-evaluated our method of estimation for accruing agency title revenues and commissions and refined the method. If the new method of estimation had been used in the first quarter of 2005, the increase in agency premiums would have been approximately 15%. An increase in agency premiums has a much smaller effect on profitability than the same change in direct premiums would have because our margins as a percentage of gross premiums for agency business are significantly lower than the margins realized from our direct operations due to commissions paid to our agents and other costs related to the agency business. Agency revenues from FIS title agency businesses were $21.2 million and $20.8 million in the first three months of 2006 and 2005, respectively.
     Trends in escrow and other title related fees are primarily related to title insurance activity generated by our direct operations. Escrow and other title related fees were $254.1 million and $243.1 million for the first quarters of 2006 and 2005, respectively. Escrow fees decreased $2.8 million, or 1.7%, consistent with the decrease in direct title premiums. Other title-related fees increased $13.7 million, or 18.0%, representing growth in the Canadian real estate market, growth in other operations not directly related to title insurance, and acquisitions, including the acquisition of Service Link.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in the first quarter of 2006 was $38.0 million, compared with $20.9 million in the first quarter of 2005, an increase of $17.1 million, or 82.3%. The increase in interest and investment income is due primarily to increases in average balances and yield rates for long-term fixed income assets, a special dividend paid on our holdings of Certegy Inc. common stock before its merger with FIS, and increases in balances and interest rates for cash and short-term investments.
     Net realized gains for the first quarter of 2006 were $14.5 million compared with net realized gains of $3.5 million for the first quarter of 2005. The increase was primarily the result of greater sales of equity securities in 2006.
     Personnel costs include base salaries, commissions, benefits, bonuses and stock based compensation paid to employees and are one of our most significant operating expenses. Personnel costs totaled $452.4 million and $424.7 million for the first quarters of 2006 and 2005, respectively. Personnel costs as a percentage of total revenues from direct title premiums and escrow and other fees were 64.5% in the first quarter of 2006, and 60.7% for the first quarter of 2005. Personnel costs have increased in the current period primarily due to an increase in the number of personnel and an increase in average annualized personnel cost per employee due to increased salaries and employee benefit costs. Average employee count increased to 19,139 in the first quarter of 2006 from 18,404 in the first quarter of 2005, primarily due to the 2005 acquisition of Service Link. Average annualized personnel cost per employee increased $2,464 to $93,203 in the first quarter of 2005 from $90,738 in the first quarter of 2005. Stock-based compensation costs were $3.2 million and $3.0 million for the three months ended March 31, 2006 and 2005, respectively. The Company adopted SFAS 123 in 2003 and none of the additional expense relates to the adoption of SFAS 123R in the quarter as all options that were not accounted for under the fair value method were fully vested as of December 31, 2005.

     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance and trade and notes receivable allowances. Other operating expenses totaled $210.9 million and $209.7 million for the first quarters of 2006 and 2005, respectively. Other operating expenses as a percentage of total revenues from direct title premiums and escrow and other fees were 30.0% in both the first quarter of 2006 and 2005.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended March 31,
	2006	%	2005	%
	(Dollars in thousands)
Agent premiums	$628,420	100.0%	$532,513	100.0%
Agent commissions	488,368	77.7%	409,901	77.0%

Net	$140,052	22.3%	$122,612	23.0%

     Net margin from agency title insurance premiums in the first quarter of 2006 compared with the first quarter of 2005 decreased as a percentage of total agency premiums due to differences in the percentages of premiums retained by agents as commissions across different geographic regions.
     Depreciation and amortization was $26.3 million in the first quarter of 2006 as compared to $24.9 million in the first quarter of 2005.
     The provision for claim losses includes an estimate of anticipated title and title related claims and escrow losses. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $80.7 million in the first quarter of 2006 as compared to $64.2 million in the first quarter of 2005. Our claim loss provision as a percentage of total title premiums was 7.5% and 6.5% in the first quarters of 2006 and 2005, respectively.
     Interest expense was $11.3 million and $0.3 million in the first quarters of 2006 and 2005, respectively. The increase of $11.0 million is due to an increase in average debt to approximately $601 million in the first quarter of 2006 from approximately $2 million in the first quarter of 2005. Increases in debt at FNT at March 31, 2006 compared to March 31, 2005 primarily consist of the following: $240.8 million from a public bond issuance with interest payable at 7.3% and due August 2011 and $248.7 million from a public bond issuance with interest payable at $5.25% and due March 2013 (collectively the “Public Bonds”), $6.6 million from an unsecured note due to FNF from FNT with interest payable at 7.3% and due August 2011, and $0.1 million from a syndicated credit agreement with interest at LIBOR plus 0.4%. In January of 2006, FNT issued the Public Bonds in exchange for an equal amount of the existing FNF bonds with the same terms. FNT then delivered the FNF bonds to FNF in payment of debt owed to FNF by FNT
     Income tax expense as a percentage of earnings before income taxes was 35.5% for the first quarter of 2006 and 37.1% for the first quarter of 2005. Income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year.

     Net earnings were $79.1 million and $82.3 million for the first quarters of 2006 and 2005, respectively.
Fidelity National Information Services, Inc.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Revenue	$900,935	$651,580
Interest and investment income	1,709	2,762
Realized gains and losses, net	1,023	(1,288)

Total revenue	903,667	653,054

Personnel costs	413,220	312,095
Other operating expenses	286,064	176,656
Depreciation and amortization	96,795	75,741
Provision for claim loss	65	75
Interest expense	43,268	13,421

Total expenses	839,412	577,988

Earnings before income taxes and minority interest	64,255	75,066
Income tax expense	24,586	28,825
Minority interest expense	311	1,645

Net earnings	$39,358	$44,596

Revenues
     Revenues at FIS were $900.9 million and $651.6 million in the first quarters of 2006 and 2005, respectively. The $249.3 million increase in revenues in 2006 compared with the 2005 period relates primarily to recording revenues from the 2006 merger with Certegy which contributed $184.4 million of the increase, an increase of $28.8 million in its integrated financial solutions business and a $45.6 million increase in its lender processing services business. Certegy’s revenues come primarily from its credit card processing business and check services businesses. The growth in the integrated financial solutions business was primarily driven by organic growth and the increase in revenues from the lender processing businesses was primarily the result of organic growth by gaining market share despite the movement of interest rates and the slow down in the real estate industry.
Expenses
     Personnel costs were $413.2 million and $312.1 million in the first quarters of 2006 and 2005, respectively. The increase in the 2006 quarter as compared to the prior year quarter is consistent with the increase in revenue relating to the 2006 merger with Certegy. Also a $24.1 million expense was recorded relating to the performance based options granted at FIS in March 2005 for which the performance criteria was met. As a percentage of revenues, personnel costs were 45.7% and 47.8% in the first quarters of 2006 and 2005, respectively.
     Other operating expenses were $286.1 million and $176.7 million in the first quarters of 2006 and 2005, respectively. The increase of $109.4 million for the 2006 period as compared with the prior year period was primarily the result of the above mentioned merger with Certegy.
     Depreciation and amortization costs were $96.8 million and $75.7 million in the first quarters of 2006 and 2005, respectively. The increase of $21.1 million relates primarily to the amortization of intangible assets and computer software acquired in the 2006 merger with Certegy which contributed $18.7 million of the increase.
     Interest expense was $43.3 million in the first quarter of 2006 as compared to $13.4 million in the first quarter of 2005 related primarily to the large increase in average borrowings quarter over quarter. The increase in average borrowings primarily relates to the inclusion of a full quarter including the $2.8 billion borrowed in the recapitalization transaction on March 9, 2005 which only impacted 23 days of the 2005 period and additional debt of approximately $250 million included since the February 1, 2006 merger with Certegy.

     Net earnings were $39.4 million and $44.6 million for the first three months of 2006 and 2005, respectively.
Specialty Insurance Segment

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Revenues	$110,395	$76,883

Personnel costs	11,315	8,425
Other operating expenses	31,027	31,025
Depreciation and amortization	1,470	1,019
Provision for claim losses	33,869	22,905
Interest expense	256	—

Total expenses	77,937	63,374

Earnings before income taxes and minority interest	$32,458	$13,509

Revenues
     Revenues from specialty insurance include revenues from the issuance of flood, home warranty and homeowner’s insurance policies and were $110.4 million and $76.9 million for the first quarters of 2006 and 2005, respectively. Specialty insurance revenue increased in 2006 as compared with 2005 as a result of organic growth in our homeowners insurance and the continued runoff of flood processing revenues relating to the 2005 hurricane season.
Expenses
     Personnel costs were $11.3 million and $8.4 million in the first quarters of 2006 and 2005, respectively. As a percentage of revenues, personnel costs were 10.3% and 10.9% in the first quarters of 2006 and 2005, respectively. The decrease as a percentage of revenues in the 2006 period is primarily the result of organic growth of the business lines, which has not required a proportionate increase in personnel.
     Other operating expenses in the specialty insurance segment were $31.0 million in the first quarters of 2006 and 2005. As a percentage of revenues, other operating expenses were 28.1% and 40.4% in first quarters of 2006 and 2005, respectively. The decrease as a percentage of revenues in the 2006 period is primarily the result of growth of the business lines, which has not required a proportionate increase in these costs.
     The provision for claim loss was $33.9 million and $22.9 million in the first quarters of 2006 and 2005, respectively. The increase was primarily the result of increased activity in the homeowner’s insurance business.
Corporate and Other Segment
     The corporate and other segment is primarily comprised of the operations of our parent holding company and smaller entities not included in our operating subsidiaries. It generated a pretax loss of $0.2 million in 2006 compared with $310.2 million in pretax gain in 2005, largely due to the gain on sale of subsidiary securities in connection with the sale of a minority interest in FIS.

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
     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are executed within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to FNT. As of December 31, 2005, $1.9 billion of FNT’s net assets were restricted from dividend payments without prior approval from the Departments of Insurance. During the remainder of 2006, FNT’s first tier title subsidiaries can pay or make distributions to FNT of approximately $239 million without prior approval. FNT currently plans to pay dividends of $1.16 per share to its stockholders in 2006, which would amount to approximately $166.1 million in payments to us, based on our ownership of 143.2 million shares (subject to the proposed spin-off of our FNT shares). During the first quarter of 2006, FNT paid us $41.5 million in dividends. Our underwritten title companies and FIS collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries. Positive cash flow from these subsidiaries is invested primarily in cash and cash equivalents. Also, the new FIS credit facility (discussed below) limits FIS’s ability to pay us dividends.
     In connection with the distribution of FNT stock, FNT issued two $250 million intercompany notes payable to FNF (the “Mirror Notes”), with terms that mirrored FNF’s existing $250 million 7.30% public debentures due in August 2011 and $250 million 5.25% public debentures due in March 2013. Following issuance of the Mirror Notes, FNT filed a Registration Statement on Form S-4, pursuant to which FNT offered to exchange the outstanding FNF notes for notes FNT would issue having substantially the same terms and deliver the FNF notes received to FNF to reduce FNT’s debt under the Mirror Notes. On January 18, 2006 FNT completed these exchange offers with $241.3 million aggregate principal amount of the 7.30% notes due 2011 and the entire $250.0 million aggregate principal amount of the 5.25% notes due 2013 validly tendered and not withdrawn in the exchange offers. Following the completion of the exchange offers, FNT issued a new 7.30% Mirror Note due 2011 in the amount of $8.7 million, representing the principal amount of the portion of the original Mirror Notes that was not exchanged, of which $6.6 million remains outstanding at March 31, 2006. Interest on the new 7.3% Mirror Note accrues from the last date on which interest on the corresponding FNF notes was paid and at the same rate. The Mirror Note matures on the maturity dates of the corresponding FNF notes. Upon any acceleration of maturity of the FNF notes, whether upon redemption or an event of default of the FNF notes, FNT must repay the corresponding Mirror Note.
     Capital Expenditures. Total capital expenditures for property and equipment were $42.8 million and $21.3 million for the three months ended March 31, 2006 and 2005, respectively. Total capital expenditures for software were $50.8 million and $34.9 million for the three months ended March 31, 2006 and 2005, respectively. In 2004, FIS began the development work to implement changes required to keep pace with the marketplace and the requirements of its customers. FIS expects to spend an incremental $16 million in 2006 on the development of its mortgage servicing platform. With respect to the core banking software, FIS expects to spend approximately $57 million in 2006 on development, enhancements and integration projects. FIS expects to capitalize a portion of those expenditures.
     Financing. On October 17, 2005, we entered into a new Credit Agreement, dated as of October 17, 2005, with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto. This credit agreement replaced our prior $700.0 million, 5-year revolving credit facility which was due November 4, 2008.
     The Credit Agreement provides for a $250 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the Borrowers from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association LIBOR rate plus a margin of between .625%-2.25%, all-in including commitment fees, depending on the Company’s then current public debt credit rating from the rating agencies.
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
     The FNT Credit Agreement provides for a $400 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the FNT Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association LIBOR rate plus a margin of between 0.35%-1.25%, depending on FNT’s then current public debt credit rating from the rating agencies. On October 24, 2005, FNT borrowed $150 million under its $400 million credit facility at a rate per annum equal to LIBOR + 0.625% in order to repay a $150 million intercompany note issued by one of FNT’s subsidiaries to the Company in August 2005. Prior to December 31, 2005, $50 million of this borrowing was repaid. As of March 31, 2006, $100 million of this line remains outstanding at a rate of 5.2%.
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
     On March 9, 2005, we completed a recapitalization plan of FIS. FIS entered into $3.2 billion in senior credit facilities consisting of a $800.0 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, the “Term Loan Facilities”) and a $400.0 million revolving credit facility (“Revolver”) with a consortium of lenders led by Bank of America. FIS fully drew upon the entire $2.8 billion in Term Loan Facilities to consummate the recapitalization. FIS used proceeds from the loans to repay the outstanding principal and interest on a $2.7 billion note it previously paid as a dividend to us. We in turn used these funds to pay $1.8 billion as a special cash dividend of $10.00 per share to our shareholders and $400 million to pay down our existing credit facility. The remainder will be used for general corporate purposes. Revolving credit borrowings and Term A Loans bear interest at a floating rate, which will be, at the borrowers’ option, either the British Bankers Association LIBOR or base rate plus, in both cases, an applicable margin, which is subject to adjustment based on the senior secured leverage ratio of the borrowers. The Term B Loans bear interest at either the British Bankers Association LIBOR plus 1.75% per annum or, at the borrowers’ option, a base rate plus 0.75% per annum. The borrowers may choose one month, two month, three month, six month, and to the extent available, nine month or one year LIBOR, which then applies for a period of that duration. Interest is due at the end of each interest period, provided that for LIBOR loans that exceed three months, the interest is due three months after the beginning of such interest period. The Term Loan A matures in March 2011, the Term Loan B in March 2013, and the Revolver in March 2011. The Term Loan Facilities are subject to quarterly amortization of principal in equal installments of .25% of the original principal amount with the remaining balance payable at maturityIn addition to the scheduled amortization, and with certain exceptions, the Term Loan Facilities are subject to mandatory prepayment from excess cash flow which is reduced based on senior-secured leverage, issuance of additional equity and debt and sales of certain assets. Voluntary prepayments of both the Term Loan Facilities and revolving loans and commitment reductions of the revolving credit facility are permitted at any time without fee upon proper notice and subject to minimum dollar requirements. As of March 31, 2006, there was $792.0 million outstanding on Term Loan A at 6.22%, $1,755.0 on Term Loan B at 6.47% and $150.0 million outstanding relating to the revolving line of credit at 6.33%.
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
     Following the recapitalization, FIS is highly leveraged. As of March 31, 2006, it was paying interest on the Term Loan Facilities at a rate of one month LIBOR plus 1.5 to 1.75%, or (6.22-6.47%). At that rate, the annual interest on the remaining $1,847.0 million of Term Loan debt not subject to an interest rate swap agreement as noted below would be $119.2 million. A one percent increase in the LIBOR rate would increase its annual debt service on the Term Loan Facilities by $18.8 million. The credit rating assigned to the Term Loan Facilities and Revolver by Standard & Poor’s is currently BB+ and Moody’s is currently Ba1.
     On April 11, 2005, FIS entered into interest rate swap agreements which have effectively fixed the interest rate at approximately 6.1% through April 2008 on $350 million of the Term Loan B Facility and at approximately 5.9% through April 2007 on an additional $350.0 million of the Term Loan B Facility. The estimated fair value of the cash flow hedges results in an asset of the Company of $7.5 million as of March 31, 2006, which is included in the accompanying consolidated balance sheet in prepaid expenses and other assets and as a component of accumulated other comprehensive earnings, net of deferred taxes.

     As described above, on February 1, 2006 FIS merged with Certegy in a transaction in which Certegy was the surviving legal entity. We own 50.7% of the common stock of the merged entity as of March 31, 2006. FIS now currently pays quarterly dividends to its shareholders of $0.05 per share and is expected to continue to do so in the future. Upon completion of the merger, FIS’s credit facilities were amended to limit the amount of dividends the combined company can pay on its common stock to $60 million per year, plus certain other amounts, except that dividends on the common stock may not be paid if any event of default under the facilities shall have occurred or be continuing or would result from such payment.
     Through the merger with Certegy, the Company has an obligation to service $200 million (aggregate principal amount) of unsecured 4.75% fixed-rate notes due in 2008. The notes were recorded in purchase accounting at a discount of $5.7 million, which along with the related note issuance costs, are amortized on a straight-line basis over the term of the notes. The notes accrue interest at a rate of 4.75% per year, payable semi-annually in arrears on each March 15 and September 15.
     During the second quarter of 2005, we began lending fixed maturity and equity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At March 31, 2006, we had security loans outstanding with a fair value of $218.4 million included in accounts payable and accrued liabilities and we held cash in the amount of $226.6 million as collateral for the loaned securities.
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
     Contractual Obligations. Other than the merger with Certegy, our long-term contractual obligations have not changed materially since December 31, 2005. As of December 31, 2005, Certegy’s long-term contractual obligations totaled $528.0 million, with $54.4 million due in 1 year or less, $291.5 million due in 1 to 3 years, $87.3 million due in 4-5 years and $94.8 due thereafter.
     Capital Stock Transactions. On April 24, 2002, our Board of Directors approved a three-year stock repurchase program. Purchases are made by us from time to time in the open market, in block purchases or in privately negotiated transactions. From January 1, 2004, through December 31, 2004, we repurchased a total of 430,500 shares of common stock for $16.5 million. Additionally, on December 13, 2004, we entered into an agreement to repurchase 2,530,346 shares of Company common stock from Willis Stein & Partners (“Willis Stein”) and J.P. Morgan Chase, as escrow agent for the former stockholder of Aurum. We acquired Aurum in March 2004. The $112.2 million purchase price was a discount to the closing price of the Company’s common stock on December 13, 2004. On April 6, 2005, we acquired 2,250,000 shares at a purchase price of $70.9 million from ALLTEL. On April 25, 2005, our Board of Directors approved another three-year stock repurchase program similar to the 2002 plan. This plan authorizes us to repurchase up to 10 million shares.
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
     Off-Balance Sheet Arrangements. Other than facility and equipment leasing arrangements, we do not engage in off-balance sheet financing activities. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that will be part of our corporate campus and headquarters. The lease expires on September 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of March 31, 2006, approximately $55.8 million had been drawn on the facility to finance land costs and related fees and expenses. The leases include guarantees by us of up to 85.0% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in other operating expenses in the Consolidated Statements of Earnings after the end of the construction period.
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
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of March 31, 2006 related to these arrangements.
Critical Accounting Policies
     There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2005.
Recent Accounting Pronouncements
     In December 2004, the FASB issued FASB Statement No. 123R (“SFAS No. 123R”), “Share-Based Payment”, which requires that compensation cost relating to share-based payments be recognized in the Company’s financial statements. During 2003, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003. The Company had elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. SFAS No. 123R does not allow for the prospective method, but requires the recording of expense relating to the vesting of all unvested options beginning in the first quarter of 2006. Since we adopted SFAS No. 123 in 2003, the impact of recording additional expense in 2006 under SFAS No. 123R relating to options granted prior to January 1, 2003 is not significant as all options accounted for under other methods were fully vested as of December 31, 2005.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Several class actions are pending in Ohio, Pennsylvania, Connecticut and Florida alleging improper premiums were charged for title insurance. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. The Company intends to vigorously defend the actions.
     A class action in California alleges that the Company violated the Real Estate Settlement Procedures Act and state law by giving favorable discounts or rates to builders and developers for escrow fees and requiring purchasers to use Chicago Title Insurance Company for escrow services. The action seeks refunds of the premiums charged and additional damages. The Company intends to vigorously defend this action.
     A class action in Texas alleges that the Company overcharged for recording fees in Arizona, California, Colorado, Oklahoma and Texas. The suit seeks to recover the recording fees for the class that was overcharged, interest and attorney’s fees. The suit was filed in the United States District Court for the Western District of Texas, San Antonio Division on March 24, 2006. Similar suits are pending in Indiana. The Company intends to vigorously defend these actions.

     A class action in New Mexico alleges the Company has engaged in anti-competitive price fixing in New Mexico. The suit seeks an injunction against price fixing and writs issued to the State regulators mandating the law be interpreted to provide a competitive market, compensatory damages, punitive damages, statutory damages, interest and attorney’s fees for the injured class. The suit was filed in State Court in Santa Fe, New Mexico on April 27, 2006. The Company intends to vigorously defend this action.
     A shareholder derivative action was filed in Florida on February 11, 2005 alleging that FNF directors and certain executive officers breached their fiduciary and other duties, and exposed FNF to potential fines, penalties and suits in the future, by permitting so called contingent commissions to obtain business and in the subsequently amended complaint that they had wrongfully engaged in “captive reinsurance” programs. The Company and the plaintiff have reached an agreement to dismiss the action with prejudice with each party bearing their own attorney’s fees and costs.
     In Missouri a class action is pending alleging that certain acts performed by the Company in closing real estate transactions are the unlawful practice of law. The Company intends to vigorously defend this action.
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
     The Company negotiated a settlement with the California Department of Insurance with respect to that department’s inquiry into these arrangements, which the Company refers to as captive reinsurance arrangements. Under the terms of the settlement, the Company paid a penalty of $5.6 million and is refunding approximately $7.7 million to consumers whose California property was subject to a captive reinsurance arrangement. The Company also recently entered into similar settlements with 26 other states, in which the Company is refunding a total of approximately $2 million to policyholders. Other state insurance departments and attorneys general and the U.S. Department of Housing and Urban Development (“HUD”) also have made formal or informal inquiries of the Company regarding these matters.
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
     Additionally, the Company has received inquiries from regulators about its business involvement with title insurance agencies affiliated with builders, realtors and other traditional sources of title insurance business, some of which the Company participated in forming as joint ventures with its subsidiaries. These inquiries have focused on whether the placement of title insurance with the Company through these affiliated agencies is proper or an improper form of referral payment. Like most other title insurers, the Company participates in these affiliated business arrangements in a number of states. The Company entered into a settlement with the Florida Department of Financial Services under which it refunded approximately $3 million in premiums received though these types of agencies in Florida and paid a fine of $1 million. The Company is responding to other inquiries as they are received, and is currently unable to give any assurance as to their likely outcome.

Since 2004 the Company’s subsidiaries have received civil subpoenas and other inquiries from the New York State Attorney General (the “NYAG”), requesting information about their arrangements with agents and customers and other matters relating to, among other things, rates, rate calculation practices, use of blended rates in multi-state transactions, rebates, entertainment expenses, and referral fees. Title insurance rates in New York are set by regulation and generally title insurers may not charge less than the established rate. Among other things, the NYAG has asked for information about an industry practice (called “blended rates” and “delayed blends”) in which discounts on title insurance on properties outside New York are sometimes given or where a credit is given in subsequent transactions in connection with multi-state commercial transactions in which one or more of the properties is located in New York. The NYAG is also reviewing the possibility that the Company’s Chicago Title subsidiary may have provided incorrect data in connection with rate-setting proceedings in New York and in connection with reaching a settlement of a class action suit over charges for title insurance issued in 1996 through 2002. The New York State Insurance Department (the “NYSID”) has also joined the NYAG in the latter’s wide-ranging review of the title insurance industry and the Company. The Company can give no assurance as to the likely outcome of these investigations, including but not limited to whether they may result in fines, monetary settlements, reductions in title insurance rates or other actions, any of which could adversely affect us. Any reduction in title insurance rates or other business reforms in New York could lead to similar changes in other states as well. The Company is cooperating fully with the NYAG and NYSID inquiries into these matters.
Further, U.S. Representative Oxley, the Chairman of the House Financial Services Committee, recently asked the Government Accountability Office (the “GAO”) to investigate the title insurance industry. Representative Oxley stated that the Committee is concerned about payments that certain title insurers have made to developers, lenders and real estate agents for referrals of title insurance business. Representative Oxley asked the GAO to examine, among other things, the foregoing relationships and the levels of pricing and competition in the title insurance industry. A congressional hearing was held regarding title insurance practices on April 27, 2006. The Company is unable to predict the outcome of this inquiry or whether it will adversely affect the Company’s business or results of operations.
     The California Department of Insurance has begun to examine levels of pricing and competition in the title insurance industry in California, with a view to determining whether prices are too high and if so, implementing rate reductions. New York, Colorado, Florida, Louisiana, Nevada, and Texas insurance regulators have also announced similar inquiries (or other reviews of title insurance rates) and other states could follow. At this stage, the Company is unable to predict what the outcome will be of this or any similar review.
     Canadian lawyers who have traditionally played a role in real property transactions in Canada allege that the Company’s practices in processing residential mortgages are the unauthorized practice of law. Their Law Societies have demanded an end to the practice, and have begun investigations into those practices. In several provinces bills have been filed that ostensibly would affect the way we do business. The Company is unable to predict the outcome of this inquiry or whether it will adversely affect the Company’s business or results of operations.
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
FIDELITY NATIONAL FINANCIAL, INC.
(registrant)

By:	/s/ Alan L. Stinson

Alan L. Stinson
Executive Vice President, Chief Financial Officer
	(Principal Financial and Accounting Officer)	Date: May 10 , 2006

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.