Form 10-Q
period 2006-06-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2006-08-09
CIK 809398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of June 30, 2006, 176,257,445 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2006

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Investments:
Fixed maturities available for sale, at fair value, at June 30, 2006 includes $297,850 and $206,281 of pledged fixed maturities related to secured trust deposits and the securities lending program, respectively and at December 31, 2005 includes $305,717 and $135,249 of pledged fixed maturity securities related to secured trust deposits and the securities lending program, respectively	$2,975,580	$3,074,617
Equity securities, at fair value at June 30, 2006 includes $30,885 and at December 31, 2005 includes $3,401 of pledged equities related to the securities lending program	195,866	210,168
Other long-term investments	332,881	162,910
Short-term investments at June 30, 2006 includes $398,740 and at December 31, 2005 includes $350,256 of pledged short-term investments related to secured trust deposits	806,846	1,116,494

Total investments	4,311,173	4,564,189
Cash and cash equivalents, at June 30, 2006 includes $322,107 and $243,949 of pledged cash related to secured trust deposits and the securities lending program, respectively, and at December 31, 2005 includes $234,709 and $143,412 of pledged cash related to secured trust deposits and the securities lending program, respectively	806,306	513,394
Trade and notes receivables, net of allowance of $33,297 at June 30, 2006 and $34,037 at December 31, 2005	755,565	637,808
Goodwill	4,732,792	2,873,861
Prepaid expenses and other assets	1,012,903	655,651
Capitalized software	711,272	530,341
Other intangible assets	1,223,257	641,420
Title plants	320,048	312,801
Property and equipment, net	531,063	375,152

	$14,404,379	$11,104,617

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities, at June 30, 2006 and December 31, 2005 includes $243,949 and $143,412, respectively, of security loans related to the securities lending program	$1,568,319	$1,241,860
Deferred revenue	523,795	494,888
Notes payable	3,519,942	3,217,019
Reserve for claim losses	1,186,360	1,113,506
Secured trust deposits	1,001,727	882,602
Deferred tax liabilities	355,806	130,846
Income taxes payable	—	107,817

	8,155,949	7,188,538
Minority interests and preferred stock of subsidiary	1,891,509	636,304
Stockholders’ equity:
Preferred stock, $.0001 par value; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock, $.0001 par value; authorized, 250,000,000 shares; issued, 184,273,952 as of June 30, 2006 and 182,024,039 as of December 31, 2005	18	18
Additional paid-in capital	4,460,042	3,530,969
Retained earnings	256,966	103,665

	4,717,026	3,634,652
Accumulated other comprehensive loss	(95,618)	(78,867)
Unearned compensation	—	(11,523)
Treasury stock, 8,016,507 shares as of June 30, 2006 and December 31, 2005, at cost	(264,487)	(264,487)

	4,356,921	3,279,775

	$14,404,379	$11,104,617

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
REVENUE:
Direct title insurance premiums	$525,450	$583,035	$994,372	$1,060,855
Agency title insurance premiums	690,530	750,166	1,296,584	1,260,946
Escrow and other title related fees	287,197	298,812	540,724	540,966
Transaction processing	976,067	659,156	1,819,266	1,265,721
Specialty insurance	97,708	77,320	204,451	152,828
Interest and investment income	45,096	28,915	91,754	54,439
Realized gains and losses, net	8,681	21,699	25,316	25,582
Gain on sale of minority interest in FIS	—	—	—	318,209
Other income	14,040	13,413	26,801	23,708

Total revenue	2,644,769	2,432,516	4,999,268	4,703,254
EXPENSES:
Personnel costs	891,841	808,115	1,769,772	1,555,192
Other operating expenses	602,061	447,332	1,095,405	840,249
Agent commissions	529,082	576,205	998,789	967,671
Depreciation and amortization	137,969	105,232	262,600	202,559
Provision for claim losses	124,075	110,802	238,567	197,966
Interest expense	62,960	47,028	117,605	71,535

Total expenses	2,347,988	2,094,714	4,482,738	3,835,172

Earnings before income taxes and minority interest	296,781	337,802	516,530	868,082
Income tax expense	110,402	130,053	192,149	210,388

Earnings before minority interest	186,379	207,749	324,381	657,694
Minority interest	53,758	17,707	85,389	23,155

Net earnings	$132,621	$190,042	$238,992	$634,539

Basic earnings per share	$0.76	$1.10	$1.37	$3.67

Weighted average shares outstanding, basic	175,438	172,404	174,647	172,773

Diluted earnings per share	$0.73	$1.07	$1.32	$3.58

Weighted average shares outstanding, diluted	180,318	176,873	179,788	177,109

Cash dividends paid per share	$0.25	$0.25	$0.50	$10.50

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net earnings	$132,621	$190,042	$238,992	$634,539
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments, net (1)	(23,401)	8,525	(11,947)	(9,294)
Unrealized loss on foreign currency translation(2)	5,241	(4,603)	6,529	(13,251)
Reclassification adjustments for gains included in net earnings (3)	(4,613)	(8,805)	(12,808)	(9,498)
Reclassification adjustments relating to minority interests	1,911	—	1,475	—

Other comprehensive loss	(20,862)	(4,883)	(16,751)	(32,043)

Comprehensive earnings	$111,759	$185,159	$222,241	$602,496

(1)	Net of income tax (benefit) expense of $(13.2) million and $5.2 million and $(10.2) million and $(5.7) million for the three months and six months ended June 30, 2006 and 2005, respectively.

(2)	Net of income tax (benefit) expense $3.1 million and $0.3 million and of $3.8 million and $(0.7) million for the three months and six months ended June 30, 2006 and 2005, respectively.

(3)	Net of income tax expense of $2.7 million and $5.4 million and $7.5 million and $5.8 million for the three months and six months ended June 30, 2006 and 2005, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid - in	Retained	Comprehensive	Unearned	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Shares	Amount
Balance, December 31, 2005	182,024	$18	$3,530,969	$103,665	$(78,867)	$(11,523)	8,016	$(264,487)
Adoption of SFAS 123R	—	—	(11,523)	—	—	11,523	—	—
Exercise of stock options	2,250	—	27,245	—	—	—	—	—
Tax benefit associated with the exercise of stock options	—	—	22,495	—	—	—	—	—
Merger with Certegy Inc.	—	—	862,296	—	—	—	—	—
Other comprehensive income (loss)— unrealized gain on investments and other financial instruments	—	—	—	—	(24,755)	—	—	—
Other comprehensive income (loss)— unrealized gain on foreign currency	—	—	—	—	6,529	—	—	—
Other comprehensive income (loss)— reclassification to minority interest					1,475
Stock based compensation	—	—	11,130	—	—	—	—	—
Cash dividends ($.25 per share)	—	—	—	(85,691)	—	—	—	—
Issuance of subsidiary stock, net of minority interests	—	—	22,648		—	—	—	—
Capital Contribution to FIS	—	—	(5,218)		—	—	—	—
Net earnings	—	—	—	238,992	—	—	—	—

Balance, June 30, 2006	184,274	$18	$460,042	$256,966	$(95,618)	$—	8,016	$(264,487)

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net earnings	$238,992	$634,539
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	262,600	202,559
Net increase in reserve for claim losses	72,854	13,695
Gain on sale of minority interest in FIS stock	—	(318,209)
Gain on sales of assets	(25,316)	(25,582)
Stock-based compensation cost	45,647	17,145
Minority interest	85,389	23,155
Change in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in secured trust deposits	(8,890)	2,190
Net decrease (increase) in trade receivables	16,348	(57,738)
Net increase in prepaid expenses and other assets	(101,082)	(45,950)
Net decrease in accounts payable, accrued liabilities	(97,506)	(27,918)
Net (decrease) increase in income taxes	(156,230)	128,778

Net cash provided by operating activities	332,806	546,664

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	1,286,814	1,588,011
Proceeds from maturities of investment securities available for sale	162,013	157,621
Proceeds from sale of assets	2,789	11,186
Net proceeds from sale of equity interest in subsidiary	—	454,337
Cash received as collateral on loaned securities, net	2,019	5,170
Collections of notes receivable	3,845	3,378
Additions to title plants	(7,474)	(5,975)
Additions to property and equipment	(88,596)	(52,245)
Additions to capitalized software	(97,691)	(72,108)
Purchases of investment securities available for sale	(1,340,478)	(2,184,532)
Net proceeds (purchases) of short-term investment securities	309,640	(155,108)
Issuance of notes receivable	(4,263)	(5,414)
Acquisitions of businesses, net of cash acquired	(113,320)	(9,724)

Net cash provided by (used in) investing activities	115,298	(265,403)

(Continued)
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,
	2006	2005
	(Unaudited)
Cash flows from financing activities:
Borrowings	$317,264	$2,820,011
Debt issuance costs	—	(34,155)
Debt service payments	(476,593)	(994,080)
Dividends paid	(85,691)	(1,853,780)
Subsidiary dividends paid to minority interest shareholders	(27,454)	—
Stock options exercised	27,245	34,128
Tax benefit associated with the exercise of stock options	22,495	26,339
Exercise of subsidiary stock options	45,245	—
Purchases of treasury stock	—	(70,874)
Subsidiary purchases of treasury stock	(65,101)	—

Net cash used by financing activities	(242,590)	(72,411)

Net increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	205,514	208,850
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	278,685	136,022

Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$484,199	$344,872

Supplemental cash flow information:
Income taxes paid	$220,600	$64,499

Interest paid	$118,902	$59,400

Noncash investing and financing activities:
Fair value of shares issued in connection with acquisitions	$—	$1,625

Capital transactions of FIS	$862,296	$—

See Notes to Condensed Consolidated Financial Statements

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note A — Basis of Financial Statements
     The unaudited financial information included in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the “Company” of “FNF”) prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The Company made a reclassification adjustment to the Consolidated Statements of Income, included within this Quarterly Report on Form10-Q, with regard to the presentation of interest and investment income and other operating expenses. This adjustment was necessary to properly reflect certain credits earned as a reduction of other operating expenses as opposed to an increase in investment income. The adjustment resulted in a reduction of interest and investment income of $9.0 million and $2.4 million for the quarters ended June 30, 2006 and 2005, respectively, and $10.3 million and $3.3 million for the six month periods ended June 30, 2006 and 2005, respectively, and a corresponding reduction of other operating expenses. This adjustment had no effect on net income.
     Certain other reclassifications have been made in the 2006 Condensed Consolidated Financial Statements to conform to current period classification.
Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires an evaluation to determine the likelihood that an uncertain tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If it is determined that it is more likely than not that an uncertain tax position will be sustained upon examination, the next step is to determine the amount to be recognized. FIN 48 prescribes recognition of the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement of an uncertain tax position. Such amounts are to be recognized as of the first financial reporting period during which the more-likely-than-not recognition threshold is met. Similarly, an amount that has previously been recognized will be derecognized as of the first financial reporting period during which the more-likely-than-not recognition threshold is not met. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not believe that FIN 48 will have a material impact on the Company’s statements of financial position or operations.
Recent Developments
     As previously announced, the Company’s Board of Directors approved pursuing a plan that eliminates the Company’s holding company structure, results in the sale of certain of FNF’s assets and liabilities to Fidelity National Title Group, Inc. (“FNT”) in exchange for shares of FNT stock, distributes FNF’s ownership stake in FNT to FNF shareholders (collectively, the “Proposed Transactions”) and subsequently merges FNF with and into Fidelity National Information Services, Inc. (“FIS”). On June 25, 2006, FNF entered into a Securities Exchange and Distribution Agreement (the “SEDA”) with FNT, providing for the completion of the Proposed Transactions. Also on June 25, 2006, FNF entered into an Agreement and Plan of Merger with FIS, providing for the merger of FNF with and into FIS and the distribution to FNF stockholders of FIS stock in exchange for their FNF shares. Pursuant to the SEDA and after the Proposed Transactions are complete, FNT, which will consist primarily of FNF’s current specialty insurance and Sedgwick CMS business lines in addition to FNT’s current title insurance business, will be renamed Fidelity National Financial, Inc. (“New FNF”) and will trade under the symbol FNF. FNF’s current chairman of the board and chief executive officer, William P. Foley, II, will assume the same positions in New FNF and the position of executive chairman of the board of FIS. Other key members of FNF’s senior management will also continue their involvement in both New FNF and FIS in executive capacities. On July 18, 2006, FNT filed a Schedule 14C Preliminary Information Statement and FIS filed a Form S-4 proxy and registration statement with the Securities and Exchange Commission (“SEC”) and, on July 26, 2006, FNT filed a Form S-1 registration statement with the SEC. Completion of the transaction is subject to a number of conditions, including but not limited to:

approval of the shareholders of each of FNF, FNT and FIS; the receipt of a private letter ruling from the Internal Revenue Service and an opinion of FNF’s special tax advisors that the Proposed Transactions and the merger between FNF and FIS will be tax-free to FNF and its stockholders; the receipt of all necessary regulatory approvals for the transfer of FNF’s specialty insurance operations to FNT and for the spin-off of FNT to the shareholders of FNF; the receipt of necessary approvals under credit agreements of FNF, FNT and FIS and any other material agreements; and other conditions set forth in the definitive agreements for the transactions. The Company expects the Proposed Transactions to close late in the third quarter or early in the fourth quarter of 2006.
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
Certegy Inc.
     On September 14, 2005, the Company through Fidelity National Information Services, Inc. (“Former FIS”) entered into a definitive merger agreement with Certegy, Inc. (“Certegy”) under which FIS and Certegy combined operations to form a single publicly traded company called Fidelity National Information Services, Inc. (NYSE:FIS). Certegy was a payment processing company headquartered in St. Petersburg, Florida. On January 26, 2006, Certegy’s shareholders approved the merger which was subsequently consummated on February 1, 2006.
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
     Under the terms of the merger agreement, FIS was merged into a wholly owned subsidiary of Certegy in a tax-free merger, and all of FIS’s outstanding stock was converted into Certegy common stock. As a result of the merger:
•	FIS’s pre-merger shareholders owned approximately 67.4% of the combined company’s outstanding common stock immediately after the merger, while Certegy’s pre-merger shareholders owned approximately 32.6%,

•	FNF and its subsidiaries now own approximately 51% of the combined company’s outstanding common stock, and

•	the combined company’s board of directors was reconstituted so that a majority of the board now consists of directors designated by FIS’s stockholders.
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
     Generally accepted accounting principles in the U.S. require that one of the two companies in the transaction be designated as the acquirer for accounting purposes. FIS was designated as the accounting acquirer because immediately after the merger its shareholders held more than 50% of the common stock of the combined company. As a result, the merger was accounted for as a reverse acquisition under the purchase method of accounting. Under this accounting treatment, FIS was considered the acquiring entity and Certegy was considered the acquired entity for financial reporting purposes.
     The purchase price was based on the number of outstanding shares of common stock of Certegy on February 1, 2006, the date of consummation of the merger, valued at $33.38 per share (which was the average of the trading price of Certegy common stock two days before and two days after the announcement of the merger on September 15, 2005 of $37.13, less the $3.75 per share special dividend declared prior to closing). The purchase price also included an estimated fair value of Certegy’s stock options and restricted stock units outstanding at the transaction date.
     The total purchase price was as follows (in millions):

Value of Certegy’s common stock	$2,121.0
Value of Certegy’s stock options	54.2
FIS’s estimated transaction costs	5.9

$2,181.1

     The transaction was accounted for by FIS under the purchase method of accounting, and as a result, the purchase price was allocated to Certegy’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of February 1, 2006. Goodwill was recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. The purchase price allocation was as follows (in millions):

Tangible assets	$829.7
Computer software	143.6
Intangible assets	657.5
Goodwill	1,888.9
Liabilities assumed	(1,338.6)

Total purchase price	$2,181.1

     The allocation of the purchase price to intangible assets, including computer software, was based on studies and valuations that are currently being finalized. Such purchase accounting adjustments may be refined as additional information becomes available. In connection with the merger of FIS and Certegy, FNF’s basis in FIS was $73.6 million lower than it would have been if FNF had applied purchase accounting to all shareholders’ interests. This basis difference was recorded as a reduction of goodwill and minority interests in FNF’s consolidation.
     The following table summarizes the liabilities assumed that impact the purchase price allocation (in millions):

Notes payable and capital lease obligations	$222.8
Deferred income taxes	260.4
Dividends payable	236.6
Dividend bridge loan	239.0
Liabilities associated with pension, SERP, and Postretirement benefit plans	32.6
Estimated severance payments to certain Certegy employees	10.0
Estimated employee relocation and facility closure costs	9.5
Other merger related	28.5
Other operating liabilities	299.2

$1,338.6

     In connection with the merger, FIS announced that it will terminate and settle the Certegy U.S Retirement Income Plan (pension plan). The estimated impact of this settlement has been reflected in the purchase price allocation as an increase in the pension liability, less the fair value of the pension plan assets, based on estimates of the total cost to settle the liability through the purchase of annuity contracts or lump sum settlements to the beneficiaries. The final settlement will not occur until after an IRS determination has been obtained. In addition to the pension plan obligation, FIS assumed liabilities for Certegy’s Supplemental Executive Retirement Plan (“SERP”) and Postretirement Benefit Plan. The total liability recorded as part of the purchase price allocation related to all three plans, net of the fair value of plan related assets, was $32.6 million.

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
     Also, the merger triggered the performance criteria relating to FIS’s stock option grant made in March 2005 and these awards vested when the trading value of the Company’s stock remained above $31.27 for 45 days following the Merger. As a result, the Company recorded a charge of $24.5 million in the first six months of 2006.
     Selected unaudited pro forma combined results of operations for the six months ended June 30, 2006 and 2005, assuming the Certegy merger had occurred as of January 1, 2005, and using actual general and administrative expenses prior to the acquisition are set forth below (in thousands):

	Six months ended June 30,
	2006	2005(a)
Total revenue	$5,092,183	$5,241,735
Net earnings	$192,369	$614,061
Pro forma earnings per share — basic	$1.10	$3.55
Pro forma earnings per share — diluted	$1.07	$3.47

(a)	The six months ended June 30, 2005 includes the $318.2 million gain on sale of a minority interest in FIS.
Other Transactions:
     Cascade Timberlands LLC
     The Company began purchasing equity interests in Cascade Timberlands LLC (“Cascade Timberlands”) in March 2006. As of June 30, 2006, the Company had acquired approximately 71% of Cascade Timberlands for $89.2 million. The primary assets of Cascade Timberlands are approximately 293,000 acres of productive timberlands located on the eastern side of the Cascade mountain range extending from Bend, Oregon south on State Highway 20 toward the California border. Cascade Timberlands was created by the secured creditors of Crown Pacific LP upon the conclusion of the bankruptcy case of Crown Pacific LP in December 2004.
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
     Service Link L.P.
     On August 1, 2005, the Company acquired Service Link, L.P. (“Service Link”), a national provider of centralized mortgage and residential real estate title and closing services to major financial institutions and institutional lenders. The initial acquisition price was approximately $110 million in cash. It is probable that the Company will owe additional contingent consideration related to this purchase in the third quarter of 2006, the amount of which will be based on Service Link’s earnings before interest, taxes, depreciation and amortization over a 12-month period ending in July 2006. The Company is not currently able to determine the amount of contingent consideration that will be owed, but, based on current information, the amount is estimated to be approximately $60 million as of June 30, 2006.

Note C — Recapitalization Transactions
Distribution of Fidelity National Title Group, Inc.
     On October 17, 2005, the Company completed a pro rata distribution of shares, representing 17.5% of the outstanding common stock of FNT, to the Company’s shareholders. This distribution completed a restructuring that resulted in FNT becoming the parent company of the Company’s title insurance businesses. Following the distribution, FNT became a majority-owned subsidiary of FNF and a separate registrant reporting its results on a stand-alone basis. The Company continues to consolidate FNT in our results, and subsequent to the distribution, the Company began recording minority interest liabilities and expense relating to the 17.5% minority interest. This restructuring was a taxable transaction to the Company and the Company’s shareholders. The Company recognized income tax expense of approximately $108 million in the fourth quarter of 2005 relating to this restructuring which was paid in the first quarter of 2006.
Recapitalization of Former FIS in 2005
     The recapitalization of Former FIS was completed on March 9, 2005 through $2.8 billion in borrowings under new senior credit facilities consisting of an $800 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, the “Term Loan Facilities”) and an undrawn $400 million revolving credit facility (the “Revolver”). Former FIS fully drew upon the entire $2.8 billion in Term Loan Facilities, while the Revolver remained undrawn at the closing. The current interest rate on both the Term Loan Facilities and the Revolver is LIBOR plus 1.25% to 1.75%. Bank of America, JP Morgan Chase, Wachovia Bank, Deutsche Bank and Bear Stearns led a consortium of lenders which provided the new senior credit facilities.
     The minority equity interest sale was accomplished through Former FIS selling an approximately 25% minority equity interest in the common stock of Former FIS to an investment group led by THL and Texas Pacific Group (“TPG”). Former FIS issued a total of 50 million shares of the common stock of Former FIS to the investment group for a total purchase price of $500 million, before certain expenses paid by Former FIS. The minority equity interest sale resulted in a non-operating gain of $318.2 million. This gain was calculated under the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5H (“SAB Topic 5H”) and relates to the issuance of securities of a non-wholly owned subsidiary. The gain represented the difference between the Company’s book value investment in Former FIS immediately prior to the transaction and its book value investment in Former FIS immediately following the transaction. No deferred income taxes were recorded in connection with this transaction as the tax basis of the investment was greater than the book basis on the date of the sale.
Note D — Earnings Per Share
     The Company presents “basic” earnings per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and “diluted” earnings per share, representing basic earnings per shared adjusted for the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except		(In thousands, except
	per share amounts)		per share amounts)
Net earnings, basic	$132,621	$190,042	$238,992	$634,539
Dilution relating to common stock equivalents of subsidiary(1)	(1,184)	$—	$(1,558)	$—

Net earnings, diluted	$131,437	$190,042	$237,434	$634,539

Weighted average shares outstanding during the period, basic	175,438	172,404	174,647	172,773
Plus: Common stock equivalent shares assumed from conversion of options	4,880	4,469	5,141	4,336

Weighted average shares outstanding during the period, diluted	180,318	176,873	179,788	177,109

Basic earnings per share	$0.76	$1.10	$1.37	$3.67

Diluted earnings per share	$0.73	$1.07	$1.32	$3.58

(1)	For purposes of computing earnings per diluted share, FNF is required to analyze the dilutive impact of outstanding options at its public subsidiaries, FNT and FIS, and, if necessary, adjust the net earnings available to FNF shareholders before calculating earnings per diluted share. For the three-month and six month periods ended June 30, 2006, net earnings were reduced by $1.2 million and $1.6 million, respectively, resulting in a reduction of $0.01 in earnings per diluted share for each period.
     Options to purchase 1,365,254 shares and 1,333,410 shares of the Company’s common stock for the three and six months ended June 30, 2006 and 2,002,885 shares and 3,331,485 shares for the three and six months ended June 30, 2005, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.
Note E — Investments
     During the second quarter of 2005, the Company began lending fixed maturity and equity securities to financial institutions in short-term security lending transactions. The Company’s security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At June 30, 2006 and December 31, 2005, the Company had security loans outstanding with values of $243.9 million and $143.4 million, respectively, included in accounts payable and accrued liabilities and the Company held cash in the same amounts as collateral for the loaned securities.
     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government and agencies	$242,200	$(11,218)	$642,116	$(16,852)	$884,316	$(28,070)
States and political subdivisions	566,387	(12,692)	337,284	(10,514)	903,671	(23,206)
Foreign government and agencies	31,354	(876)	—	—	31,354	(876)
Corporate securities	396,290	(16,420)	295,911	(9,554)	692,201	(25,974)
Equity securities	149,898	(19,370)	10,299	(7,393)	160,197	(26,763)

Total temporarily impaired securities	$1,386,129	$(60,576)	$1,285,610	$(44,313)	$2,671,739	$(104,889)

     A substantial portion of the Company’s unrealized losses relate to its holdings of debt securities. Unrealized losses relating to U.S. government, state and political subdivision and fixed maturity corporate holdings were primarily caused by interest rate increases. Since the decline in fair value of these investments is attributable to changes in interest rates and not credit quality, and the Company has the intent and ability to hold these securities, the Company does not consider these investments other-than-temporarily impaired. The unrealized losses related to equity securities were caused by market changes that the Company considers to be temporary and thus the Company does not consider these investments other-than-temporarily impaired.
Note F — Stock-Based Compensation Plans
     The Company’s 1993 Stock Plan (“1993 Plan”) expired in June 2003. Options generally had a term of 10 years from the date of grant and were exercisable subject to the terms and conditions set by the Board of Directors. The per share option price was determined at the date of grant, provided that the price for incentive stock options shall not be less than 100% of their market value or award stock shares. A total of 599,802 stock options were outstanding under the 1993 Plan as of June 30, 2006. No further awards may be granted under this plan.
     In connection with the 1998 acquisition of FNF Capital, Inc. (formerly known as “Granite”), which was accounted for as a pooling-of-interests, the Company assumed 1,140,855 options outstanding under Granite’s existing stock option plan (the “Granite Plan”), of which 24,524 stock options were outstanding as of June 30, 2006. The Granite Plan provides that qualified stock options be granted at an exercise price equal to fair market value on the date of the grant with a term not to exceed 10 years. The Granite Plan alsoprovides that non-qualified stock options be granted at an exercise price not less than 85% of the fair market value on the date of grant with a term not to exceed 10 years.
     During 1998, stockholders approved the adoption of the 1998 Stock Incentive Plan (“1998 Plan”). The 1998 Plan authorizes up to 9,985,828 shares of common stock for issuance under the terms of the 1998 Plan. As of June 30, 2006, there were 6,773,219 options outstanding under this plan. The 1998 Plan provides for grants of “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and rights to purchase shares of common stock (“Purchase Rights”). The term of options may not exceed 10 years from the date of grant (five years in the case of a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company), and the right to exercise such options shall vest equally over three years. The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair market value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). There is no minimum purchase price for shares of common stock purchased pursuant to a Purchase Right, and any such purchase price shall be determined by the Board of Directors.
     In connection with the merger of Chicago Title, the Company assumed the options outstanding under Chicago Title’s existing stock option plans: the 1998 Long-Term Incentive Plan and the Director’s Stock Option Plan. Pursuant to the terms of the merger, options under these plans, totaling 5,304,456, became fully vested on March 20, 2000. The options granted in accordance with these two plans generally have a term of five to 10 years. As of June 30, 2006, there were 319,010 options outstanding under these plans.
     In 2001, stockholders approved the adoption of the 2001 Stock Incentive Plan (“2001 Plan”). The 2001 Plan authorized up to 4,026,275 shares of common stock for issuance under the terms of the 2001 Plan. As of June 30, 2006, there were 588,105 options outstanding under this plan. The 2001 Plan provides for grants of “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, rights to purchase shares of common stock and deferred shares. The term of options may not exceed 10 years from the date of grant (five years in the case of an incentive stock option granted to a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company), and are exercisable subject to the terms and conditions set by the Board of Directors. The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). The option exercise price for each share granted pursuant to a nonqualified stock option may be less than the fair value of the common stock at the date of grant to reflect the application of the optionee’s deferred bonus, if applicable. The 2001 Plan allows for exercise prices with a fixed discount from the quoted market price. Options were granted in 2003 at an exercise price of $15.36 to key employees of the Company who applied deferred bonuses expensed in 2002 amounting to $4.6 million to the exercise price. Pursuant to the terms of the 2001 Plan, there are no future exercise price decreases to options granted under this Plan in 2003 and beyond. In 2002, options were granted at an exercise price of $11.41 to key employees of the Company who applied deferred bonuses expensed in 2001 amounting to $5.7 million to the exercise price. The exercise price of these options decreases approximately $0.35 per year through 2007 and $.22 per year from 2008 through 2013, at which time the exercise price will be $8.33.
     In 2003, the Company issued to its non-employee Directors and to certain of its employees, rights to purchase 879,450 shares of restricted common stock (“Restricted Shares”) of the Company, pursuant to the 2001 Plan. A portion of the Restricted Shares vest over a five-year period and a portion of the Restricted Shares vest over a four-year period, of which one-fifth vested immediately on the date of grant. The Company recorded compensation expense of $3.3 million and unearned compensation expense of $23.0 million in connection with the issuance of Restricted Stock in 2003. The Company recorded compensation expense of $1.2 million and $1.2 million in the three-month periods ended June 30, 2006 and 2005, respectively, and $2.5 million and $2.5 million in the six-month periods ended June 30, 2006 and 2005, respectively, in connection with these shares. The Company used 769,450 shares of its common stock held as treasury shares and 110,000 newly issued common shares for the sale of Restricted Shares to its employees and directors. As of June 30, 2006 and December 31, 2005, 387,310 shares of non-vested restricted common stock were outstanding. Shares issued relating to this plan vest on the anniversary of the grant date which was November 18, 2003.
     In connection with the acquisition of ANFI, the Company assumed 988,389 options outstanding under ANFI’s existing option plans: the American National Financial, Inc. 1999 Stock Option Plan and the American National Financial, Inc. 1998 Stock Incentive Plan. The options granted under these plans generally had a term of 10 years. As of June 30, 2006, there were 413,173 options outstanding under these plans.
     In connection with the acquisition of FNIS, the Company assumed 2,585,387 options outstanding under FNIS’ existing option plans: the Fidelity National Information Solutions 2001 Stock Incentive Plan, the Vista Information Solutions, Inc. 1999 Stock Option Plan, the Micro General Corporation 1999 Stock Incentive Plan and the Micro General Corporation 1998 Stock Incentive Plan. The options granted under these plans generally had a term of 10 years. As of June 30, 2006, there were 782,946 options outstanding under these plans.
     In connection with the acquisition of Sanchez, the Company assumed 1,024,588 options outstanding under Sanchez’ 1995 Stock Incentive Plan. The option granted under this plan generally had a term of 8 years. As of June 30, 2006, there were 297,967 options outstanding under this plan.
     In connection with the acquisition of InterCept, the Company assumed 1,708,155 options outstanding under InterCept’s existing option plans: the 2002 InterCept Stock Option Plan, 1996 InterCept Stock Option Plan, 1994 InterCept Option Plan and the Boggs InterCept Stock Option Plan. The options granted under these plans were fully vested prior to the acquisition and the majority of them had a remaining term of 90 days which expired on February 7, 2005. As of June 30, 2006, there were 315,978 options outstanding under this plan.
     In 2004, stockholders approved the Fidelity National Financial 2004 Omnibus Incentive Plan (the “2004 Plan”). The 2004 Plan authorized up to 12,500,000 shares, plus the number of shares subject to prior plan awards that are outstanding as of the effective date of the 2004 Plan and that are deemed not delivered under the prior plans because of certain conditions. As of June 30, 2006, there were 2,908,382 options outstanding under this plan. The options granted under this plan have a life of 8 years and vest over a three year period. The 2004 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other stock-based awards and dividend equivalents.
     Beginning in 2005, FNT and FIS also both issued stock options and restricted stock through their own plans. The awards outstanding under these plans impact the Company’s diluted earnings per share based on the impact they would have on earnings available to the Company if the options and awards were exercised and diluted the Company’s ownership percentage in the respective subsidiaries. For purposes of computing earnings per diluted share, FNF has to analyze the dilutive impact of outstanding options at its public subsidiaries, Fidelity National Title

Group, Inc. and Fidelity National Information Services, Inc., and, if necessary, adjust the net earnings available to FNF shareholders before calculating earnings per diluted share. For the three-month and six month periods ended June 30, 2006, net earnings were reduced by $1.2 million and $1.6 million, respectively, resulting in a reduction of $0.01 in earnings per diluted share for each period.
     Transactions under all stock option plans, including stock options granted by the Company’s Board of Directors which are outside of the Company’s stock option plans, are as follows:

		Weighted Average
	Options	Exercise Price	Exercisable
Balance, December 31, 2005	15,890,293	$18.47	11,480,299
Granted	183,500	39.20
Exercised	(2,254,113)	12.10
Cancelled/Expired	(156,250)	40.37

Balance, June 30, 2006	13,663,430	$18.94	9,243,045

The aggregate intrinsic value of options exercised in the six month periods ended June 20, 2006 and 2005 was $61.1 million and $86.1 million, respectively.
     The following table summarizes information related to stock options outstanding and exercisable as of June 30, 2006:

Options Outstanding					Options Exercisable
		Weighted		Intrinsic		Weighted
		Average	Weighted	Value at		Average	Weighted	Intrinsic
		Remaining	Average	June 30,		Remaining	Average	Value at
Range of Exercise	Number of	Contractual	Exercise	2006 (in	Number of	Contractual	Exercise	June 30,
Prices	Options	Life	Price	thousands)	Options	Life	Price	2006
$ .02 — 5.97	2,067,136	2.73	$4.79	$70,614	2,067,136	2.73	$4.79	$70,614
5.98 — 9.35	1,188,191	4.46	7.54	37,317	1,188,191	4.46	7.72	37,317
9.36 — 9.52	1,236,372	4.79	9.52	36,383	1,236,372	4.79	9.52	36,383
9.53 — 11.10	1,358,627	3.56	10.48	38,684	1,358,627	3.56	10.48	38,684
11.11— 24.83	1,872,685	5.69	16.33	42,363	1,695,826	5.68	15.45	39,856
24.84 — 25.32	2,534,430	6.20	25.32	34,545	640,426	6.20	25.32	8,729
25.33 — 32.61	221,358	3.70	29.09	2,182	193,394	3.20	29.22	1,881
32.62 — 33.03	1,748,574	6.25	33.02	10,364	591,308	6.18	33.02	3,507
33.04 — 42.02	1,183,626	7.49	35.67	3,878	19,334	3.26	34.47	87
42.03 — 171.86	252,431	4.68	50.66	(2,957)	252,431	4.68	50.66	(2,957)

$ .02 — 171.86	13,663,430	5.11	$18.94	$273,373	9,243,045	4.67	$13.65	$234,101

     During the first quarter of 2006, the Company began accounting for stock based compensation under the provisions of SFAS 123R “Share Based Payment” (“SFAS No. 123R”) issued in December 2004 under the modified prospective method. Previous to this adoption, the Company had adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation in 2003. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. In 2003, the Company elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock- Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under the fair value method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. Prior year financial statements were not restated. The adoption of SFAS 123R using the modified prospective method did not have a material impact on the Company’s fianancial position or results of operations for the first six months of 2006 as all options that were previously accounted for under prior methods were fully vested as of December 31, 2005. Net income reflects expenses of $11.3 million and $9.9 million for the quarters ended June 30, 2006 and 2005, respectively, and $45.6 million and $17.1 million for the six-month periods ended June 30, 2006 and 2005, respectively, which is included in personnel costs in the reported financial results. The expense for the first six months of 2006 included $24.5 million in expense relating to performance based options at FIS for which the performance and market based criteria were met during the first quarter.
     The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions. The risk free interest rates used in the calculation are the rate that corresponds to the weighted average expected life of an option. The risk free interest rate used for options granted during the first six months of 2006 was 4.88%. A volatility factor for the expected market price of the common stock of 28.5% was used for options granted in the first six months of 2006. The expected dividend yield used for the first six months of 2006 was 2.6%. A weighted average expected life of 4.1 years was used for the first six months of 2006. The weighted average fair value of each option granted during the first six months of 2006 was $9.25. There were no options granted in the first six months of 2005.
     Pro forma information regarding net earnings and earnings per share is required by SFAS 123R, and has been determined as if the Company had accounted for all of its employee stock options under the fair value method of that statement. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards for the three-month and six-month periods ended June 30, 2005:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	(In thousands, except
	per share amounts)
Net earnings, as reported	$190,042	$634,539

Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	6,162	10,569
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(6,457)	(11,233)

Pro forma net earnings	$189,747	$633,875

Earnings per share:
Basic — as reported	$1.10	$3.67
Basic — pro forma	$1.10	$3.67
Diluted — as reported	$1.07	$3.58
Diluted — pro forma	$1.07	$3.57
     At June 30, 2006, the total unrecognized compensation cost related to nonvested stock option grants was $24.6 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.25 years and the total unrecognized compensation cost related to nonvested restricted stock grants is $8.7 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.4 years. Also included in our consolidated stock-based compensation costs are stock based compensation at FNT and FIS. At June 30, 2006, the total unrecognized compensation costs related to FNT non-vested stock option grants was $7.4 million, which is expected to be recognized in pre-tax income over a weighted average period of 3.3 years and the total unrecognized compensation costs related to FNT non-vested restricted stock grants was $13.0 million, which is expected to be recognized in pre-tax income over a weighted average period of 3.3 years. At June 30, 2006, the total unrecognized compensation costs related to FIS non-vested stock option grants is $46.3 million, which is expected to be recognized in pre-tax income over a weighted average period of 2.0 years. There are no outstanding restricted stock grants at FIS.

Note G — Notes Payable
     Notes payable consist of the following:

	June 30,	December 31,
	2006	2005
FIS Term Loan A Facility, secured, interest payable at LIBOR plus 1.25% (6.42% at June 30, 2006), 0.25% quarterly principal amortization, due March, 2011	$790,000	$794,000
FIS Term Loan B Facility, secured, interest payable at LIBOR plus 1.75% (6.92% at June 30, 2006), 0.25% quarterly principal amortization, due March, 2013	1,730,000	1,760,000
FIS Syndicated credit agreement, secured, interest due quarterly at LIBOR plus 1.25% (Eurodollar borrowings) and Prime plus 0.25% (Base Rate borrowings) (6.57% and 8.50% at June 30, 2006), unused portion of $270 million at June 30, 2006 maturing March 2011	130,000	—
FNT Syndicated credit agreement, unsecured, at LIBOR plus 0.4%,(5.9% at June 30, 2006, unused portion of $325 million at June 30, 2006)	75,000	100,000
Syndicated credit agreement, unsecured, interest due quarterly at LIBOR plus 0.625%, undrawn, unused portion of $250 million at June 30, 2006	—	—
Unsecured notes, net of discount, interest payable semi-annually at 4.75%, due September 2008	194,779	—
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	247,461	249,437
Unsecured notes net of discount, interest payable semi-annually at 5.25%, due March 2013	248,758	248,651
Other promissory notes with various interest rates and maturities	103,944	64,931

	$3,519,942	$3,217,019

     Through the merger with Certegy, the Company through FIS has an obligation to service $200 million (aggregate principal amount) of unsecured 4.75% fixed-rate notes due in 2008. The notes were recorded in purchase accounting at a discount of $5.7 million, which is being amortized over the term of the notes. The notes accrue interest at a rate of 4.75% per year, payable semi-annually in arrears on each March 15 and September 15. Through this merger, the Company also assumed approximately $22.2 million in other notes payable and as result of the merger FIS borrowed $180.0 million on its line of credit of which $50.0 million was repaid prior to June 30, 2006.
     Principal maturities of notes payable at June 30, 2006, are as follows (dollars in thousands):

2006	$36,971
2007	44,751
2008	241,177
2009	49,898
2010	105,995
Thereafter	3,041,150

$3,519,942

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

\

     As of and for the three months ended June 30, 2006 (dollars in thousands):

		Fidelity National
	Fidelity National	Information	Specialty	Corporate
	Title Group, Inc.	Services, Inc.	Insurance	and Other	Eliminations	Total
Title premiums	$1,213,246	$18,488	$—	$2,499	$(18,253)	$1,215,980
Other revenues	299,529	1,003,459	97,708	1,491	(27,175)	1,375,012
Intersegment revenue	—	(45,428)	—	—	45,428	—

Revenues from external customers	$1,512,775	$976,519	$97,708	$3,990	$—	$2,590,992
Interest and investment income, including realized gains and (losses)	43,786	2,446	3,741	3,804	—	53,777

Total revenues	$1,556,561	$978,965	$101,449	$7,794	$—	$2,644,769

Depreciation and amortization	27,194	110,374	1,502	(1,101)	—	137,969
Interest expense	12,374	49,033	325	1,228	—	62,960
Earnings (loss) before income tax and minority interest	181,979	106,333	15,473	(7,004)	—	296,781
Income tax expense	64,603	40,621	6,049	(871)	—	110,402
Minority interest	863	(317)	—	53,212	—	53,758
Net earnings (loss)	$116,513	$66,029	$9,424	$(58,453)	—	$132,621
Assets	6,199,666	7,342,785	462,134	399,794	—	14,404,379
Goodwill	1,051,523	3,697,900	44,856	(61,487)	—	4,732,792

     As of and for the three months ended June 30, 2005 (dollars in thousands):

		Fidelity National
	Fidelity National	Information	Specialty	Corporate
	Title Group, Inc.	Services, Inc.	Insurance	and Other	Eliminations	Total
Title premiums	$1,332,878	$18,352	$—	$1,082	$(19,111)	$1,333,201
Other revenues	311,273	690,361	77,320	5,423	(35,676)	1,048,701
Intersegment revenue	—	(54,787)	—	—	54,787	—

Revenues from external customers	$1,644,151	$653,926	$77,320	$6,505	$—	$2,381,902
Interest and investment income, including realized gains and (losses)	40,687	2,054	1,770	6,103	—	50,614

Total revenues	$1,684,838	$655,980	$79,090	$12,608	$—	$2,432,516

Depreciation and amortization	24,523	75,362	948	4,399	—	105,232
Interest expense	421	36,388	23	10,196	—	47,028
Earnings (loss) before income tax and minority interest	259,297	83,254	11,500	(16,249)	—	337,802
Income tax expense	97,774	32,069	4,393	(4,183)	—	130,053
Minority interest	945	2,609	—	14,153	—	17,707
Net earnings (loss)	$160,578	$48,576	$7,107	$(26,219)	—	$190,042
Assets	5,973,378	4,068,759	273,180	371,714	—	10,687,031
Goodwill	962,587	1,746,656	23,842	11,883	—	2,744,968
     As of and for the six months ended June 30, 2006 (dollars in thousands):

		Fidelity National
	Fidelity National	Information	Specialty	Corporate
	Title Group, Inc.	Services, Inc.	Insurance	and Other	Eliminations	Total
Title premiums	$2,289,435	$37,103	$—	$1,286	$(36,868)	$2,290,956
Other revenues	564,086	1,885,779	204,451	3,222	(66,296)	2,591,242
Intersegment revenue	—	(103,164)	—	—	103,164	—

Revenues from external customers	$2,853,521	$1,819,718	$204,451	$4,508	$—	$4,882,198
Interest and investment income, including realized gains and (losses)	95,032	5,178	7,393	9,467	—	117,070

Total revenues	$2,948,553	$1,824,896	$211,844	$13,975	$—	$4,999,268

Depreciation and amortization	53,431	207,169	2,972	(972)	—	262,600
Interest expense	23,700	92,301	581	1,023	—	117,605
Earnings (loss) before income tax and minority interest	305,263	170,588	47,931	(7,252)	—	516,530
Income tax expense	108,369	65,207	18,615	(42)	—	192,149
Minority interest	1,279	(6)	—	84,116	—	85,389
Net earnings (loss)	$195,615	$105,387	$29,316	$(91,326)	—	$238,992
Assets	6,199,666	7,342,785	462,134	399,794	—	14,404,379
Goodwill	1,051,523	3,697,900	44,856	(61,487)	—	4,732,792

     As of and for the six months ended June 30, 2005 (dollars in thousands):

		Fidelity National
	Fidelity National	Information	Specialty	Corporate
	Title Group, Inc.	Services, Inc.	Insurance	and Other	Eliminations	Total
Title premiums	$2,321,596	$37,292	$—	$964	$(38,051)	$2,321,801
Other revenues	563,485	1,323,001	152,828	1,189	(57,280)	1,983,223
Intersegment revenue	—	(95,331)	—	—	95,331	—

Revenues from external customers	$2,885,081	$1,264,962	$152,828	$2,153	$—	$4,305,024
Gain on issuance of subsidiary stock	—	—	—	318,209	—	318,209
Interest and investment income, including realized gains and (losses)	64,077	3,528	3,145	9,271	—	80,021

Total revenues	$2,949,158	$1,268,490	$155,973	$329,633	$—	$4,703,254

Depreciation and amortization	49,389	151,103	1,967	100	—	202,559
Interest expense	724	49,809	23	20,979	—	71,535
Earnings (loss) before income tax and minority interest	390,826	158,320	25,009	293,927	—	868,082
Income tax expense	146,637	60,894	9,553	(6,696)	—	210,388
Minority interest	1,292	4,254	—	17,609	—	23,155
Net earnings (loss)	$242,897	$93,172	$15,456	$283,014	—	$634,539
Assets	5,973,378	4,068,759	273,180	371,714	—	10,687,031
Goodwill	962,587	1,746,656	23,842	11,883	—	2,744,968
     The activities of the reportable segments include the following:
  Fidelity National Title Group, Inc.
     This segment consists of the operation of FNF’s majority owned subsidiary, FNT. FNT’s title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issued approximately 29.0% of all title insurance policies issued nationally during 2005. FNT provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.
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

Note I — Dividends
     On February 8, 2006, the Company’s Board of Directors declared a cash dividend of $0.25 per share, payable on March 30, 2006, to stockholders of record as of March 15, 2006. On April 26, 2006, the Company’s Board of Directors declared a cash dividend of $0.25 per share, payable on June 30, 2006, to stockholders of record as of June 15, 2006. On July 20, 2006, The Company’s Board of Directors declared a cash dividend of $0.25 per share, payable on September 29, 2006 to stockholders of record as of September 14, 2006.
Note J — Pension and Postretirement Benefits
     The following details the Company’s periodic (income) expense for pension and postretirement benefits:

	For the Three Months Ended June 30,
	2006	2005	2006	2005
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$—	$—	$2	$38
Interest cost	2,097	2,087	286	296
Expected return on assets	(2,453)	(1,959)	—	—
Amortization of prior service cost	—	—	(1,010)	(384)
Amortization of actuarial loss	2,217	2,207	467	137

Total net periodic (income) expense	$1,861	$2,335	$(255)	$87

	For the Six Months Ended June 30,
	2006	2005	2006	2005
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$—	$—	$40	$76
Interest cost	4,194	4,174	528	592
Expected return on assets	(4,906)	(3,918)	—	—
Amortization of prior service cost	—	—	(1,205)	(768)
Amortization of actuarial loss	4,434	4,414	553	274

Total net periodic (income) expense	$3,722	$4,670	$(84)	$174

     There have been no material changes to the Company’s projected benefit payments under these plans since December 31, 2005.
     Through the Certegy and Kordoba acquisitions, the Company assumed certain liabilities relating to defined benefit plans at FIS. The total liabilities relating to those plans is $57.2 million and the impact on pretax earnings for the three months ended June 30, 2006 and 2005 was $0.6 million and $0.5 million, respectively, and for the six months ended June 30, 2006 and 2005 was $1.3 million and $1.1 million, respectively. In connection with the Certegy merger, FIS announced that it will terminate and settle the Certegy U.S. Retirement Plan (pension plan) (see note B).
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
     Several class actions are pending in Ohio, Pennsylvania, Connecticut, New Hampshire and Florida alleging improper premiums were charged for title insurance. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. The Company intends to vigorously defend the actions.
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
     A class action in Texas alleges that the Company overcharged for recording fees in Arizona, California, Colorado, Oklahoma and Texas. The suit seeks to recover the recording fees for the class that was overcharged, interest and attorney’s fees. The suit was filed in the United States District Court for the Western District of Texas, San Antonio Division on March 24, 2006. Similar suits are pending in Indiana and Missouri. The Company intends to vigorously defend these actions.
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
     Two class actions filed in Illinois allege the Company has paid attorneys to refer business to the Company by paying them for core title services in conjunction with orders when the attorneys, in fact, did not perform any core title services and the payments were to steer business to the Company. The suits seek compensatory damages, attorney’s fees and injunctive relief to terminate the practice. The suit was filed in State Court in Chicago, Illinois on May 11, 2006. The Company intends to vigorously defend these actions.

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
     The National Association of Insurance Commissioners and various state insurance regulators have been investigating so called “captive reinsurance” agreements since 2004. The investigations have focused on arrangements in which title insurers would write title insurance generated by realtors, developers and lenders and cede a portion of the premiums to a reinsurance company affiliate of the entity that generated the business. The U.S. Department of Housing and Urban Development (“HUD”) also has made formal or informal inquiries of the Company regarding these matters. The Company has been cooperating and intends to continue to cooperate with all ongoing investigations. The Company has discontinued all captive reinsurance arrangements. The total amount of premiums the Company ceded to reinsurers was approximately $10 million over the existence of these agreements. The Company has settled most of the accusations of wrongdoing that arose from these investigations by discontinuing the practice and paying fines. Some investigations are continuing. The Company anticipates they will be settled in a similar manner.
     Additionally, the Company has received inquiries from regulators about its business involvement with title insurance agencies affiliated with builders, realtors and other traditional sources of title insurance business, some of which the Company participated in forming as joint ventures with its subsidiaries. These inquiries have focused on whether the placement of title insurance with the Company through these affiliated agencies is proper or an improper form of referral payment. Like most other title insurers, the Company participates in these affiliated business arrangements in a number of states. The Company has settled the accusations of wrongdoing that arose from some of these investigations by discontinuing the practice and paying fines. Other investigations are continuing. The Company anticipates they will be settled in a similar manner.
     The Company and its subsidiaries have settled all allegations of wrongdoing arising from a wide-ranging review of the title insurance industry by the New York State Attorney General (the “NYAG”). Under the terms of the settlement, the Company paid a $2 million fine and will immediately reduce premiums by 15% on owner’s policies under $1 million. Rate hearings will be conducted by the New York State Insurance Department (the “NYSID”) this year where all rates will be considered industry wide. The settlement clarifies practices considered wrongful under New York law by the NYAG and the NYSID, and the Company has agreed not to engage in those practices. The Company will take steps to assure that consumers are aware of the filed rates for premiums on title insurance products and that the products are correctly rated. The settlement also resolves all issues raised by the market conduct investigation of the Company and its subsidiaries by the NYSID except the issues of rating errors found by the NYSID. As part of the settlement, the Company and its subsidiaries denied any wrongdoing. Neither the fines nor the rate reductions are expected to have a material impact on earnings of the Company. The Company cooperated fully with the NYAG and NYSID inquiries into these matters and will continue to cooperate with the NYSID.
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
     On July 3, 2006, the California Insurance Commissioner (“Commissioner”) issued a Notice of Proposed Action and Notice of Public Hearing (the “Notice”) relating to proposed regulations governing rate-making for title insurance (the “Proposed Regulations”). A hearing on the Proposed Regulations is scheduled for August 30, 2006. If implemented, the Proposed Regulations would result in significant reductions in title insurance rates, which are likely to have a significant negative impact on the company’s California revenues. In addition, the Proposed Regulations would give the Commissioner the ability to set maximum allowable title insurance rates on a going-forward basis. It is possible that such maximum rates would be lower than the rates that the company would otherwise set. In addition, the Florida Office of Insurance Regulation (the “OIR”) has recently released three studies of the title insurance industry which purport to demonstrate that title insurance rates in Florida are too high and that the Florida title insurance industry is overwhelmingly dominated by five firms, which includes FNT. The studies recommend tying premium rates to loss ratios thereby making the rates a reflection of the actual risks born by the insurer. The OIR is presently developing a rule to govern the upcoming rate analysis and rate setting process and has said that it will use the information to begin a full review of the title insurance rates charged in Florida. New York, Colorado, Louisiana, Nevada, and Texas insurance regulators have also announced similar inquiries (or other reviews of title insurance rates) and other states could follow. At this stage, the Company is unable to predict what the outcome will be of these or any similar reviews.
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
     Grace originally filed a lawsuit in December 2004 in state court in Monterey County, California, alleging that FIS breached the sales agency agreement between Grace and AIS by failing to pay Grace commissions on certain contracts in 2001 and 2003. However, the 2001 contracts were never completed and the 2003 contracts, as to which Grace provided no assistance, were for a different project and were executed one and one-half years after FIS terminated the sales agency agreement with Grace. In addition to its breach of contract claim, Grace also alleged that FNF violated the Foreign Corrupt Practices Act (FCPA) in its dealings with a bank customer in China. FNF denied Grace’s allegations in this California lawsuit.
     In December 2005, the Monterey County court dismissed the lawsuit on the grounds of inconvenient forum, which decision Grace appealed on February 10, 2006. Further, on March 6, 2006, Grace filed a new lawsuit in the United States District Court for the Middle District of Florida arising from the same transaction, and added an additional allegation to its complaint that FNF violated the Racketeer Influenced and Corrupt Organizations Act (RICO) in its dealings with the same bank customer. FNF and its subsidiaries intend to defend this case vigorously. On March 7, 2006, FNF filed its motion to dismiss this lawsuit, and on March 27, 2006, FNF filed an answer denying Grace’s underlying allegations and counterclaiming against Grace for tortious interference and abuse of process. These motions have all been fully briefed and are pending before the Court. A pretrial management order has been entered providing for discovery, pretrial motion deadlines, and, if necessary, a trial in the later part of 2007.
     FNF and its counsel have investigated these allegations and, based on the results of the investigations, FNF does not believe that there have been any violations of the FCPA or RICO, or that the ultimate disposition of these allegations or the lawsuit will have a material adverse impact on FNF’s or any of its subsidiaries’ financial position, results of operations or cash flows. FNF and its subsidiaries, including FIS, have fully cooperated with the Securities and Exchange Commission and the U.S. Department of Justice in connection with their inquiry into these allegations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: general economic and business conditions, including interest rate fluctuations and general volatility in the capital markets; changes in the performance of the real estate markets; the impact of competitive products and pricing; success of operating initiatives; adverse publicity; the ability to identify businesses to be acquired; availability of qualified personnel; employee benefits costs and changes in, or the failure to comply with, government regulations and other risks detailed in our filings with the Securities and Exchange Commission (“SEC”).
     The Company made a reclassification adjustment to the Consolidated Statements of Income, included within this Quarterly Report on Form10-Q, with regard to the presentation of interest and investment income and other operating expenses. This adjustment was necessary to properly reflect certain credits earned as a reduction of other operating expenses as opposed to an increase in investment income. The adjustment resulted in a reduction of interest and investment income of $9.0 million and $2.4 million for the quarters ended June 30, 2006 and 2005, respectively, and $10.3 million and $3.3 million for the six month periods ended June 30, 2006 and 2005, respectively, and a corresponding reduction of other operating expenses. This adjustment had no effect on net income.
     The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Overview
     We are a holding company that is a provider of outsourced products and services to a variety of industries. During 2005, we completed certain strategic initiatives, including contributing our title operations to a newly formed subsidiary, Fidelity National Title Group, Inc. (“FNT”) (NYSE:FNT) which in turn became a majority-owned, publicly traded company; selling a minority interest in our subsidiary Fidelity National Information Services, Inc. and agreeing to merge it with a separate publicly traded company, Certegy Inc. (“Certegy”). The merged entity is now known as Fidelity National Information Services, Inc. (“FIS”) (NYSE:FIS). Through FNT, we are one of the United States’ largest title insurance companies, with an approximate 29.0% national market share in 2005. Through FIS, we provide industry leading data processing, payment and risk management services to financial institutions and retailers. Through our other wholly-owned subsidiaries, we are a leading provider of specialty insurance products, including flood insurance, homeowners insurance and home warranty insurance. Since February 1, 2006 when we closed our acquisition of an approximately 40% interest in Sedgwick CMS (“Sedgwick”), we are now a provider of outsourced insurance claims management services to large corporate and public sector entities.
     We have four reporting segments:
•	Fidelity National Title Group, Inc. This segment consists of the operations of our majority owned subsidiary, FNT. FNT’s title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issued approximately 29.0% of all title insurance policies issued nationally during 2005. FNT provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Fidelity National Information Services, Inc. This segment consists of the operations of our majority owned subsidiary, FIS. FIS provides transaction processing services, consisting principally of technology solutions for banks and other financial institutions, credit and debit card services and check risk management and related services for retailers and others. FIS also provides lender processing services, consisting principally of technology solutions for mortgage lenders, selected mortgage origination services such as title agency and closing services, default management and mortgage information services. FIS’s credit and debit card services and check risk management services were added through our merger with Certegy. This merger closed in February 2006 and as a result of reverse acquisition purchase accounting treatment these businesses are not included in the financial information in this report for periods prior to February 1, 2006.

•	Specialty Insurance. The specialty insurance segment, consisting of our various non-title insurance subsidiaries, issues flood, home warranty, homeowners, automobile and certain niche personal lines insurance policies.

•	Corporate and Other. The corporate and other segment consists of the operations of the parent holding company (including certain smaller business and investments) and certain other unallocated corporate overhead expenses.
     As previously announced, our Board of Directors approved pursuing a plan that eliminates our holding company structure, results in the sale of certain of our assets and liabilities to FNT in exchange for shares of FNT stock, distributes our ownership stake in FNT to our shareholders (collectively, the “Proposed Transactions”), and subsequently merges FNF with and into FIS. On June 25, 2006, we entered into a Securities Exchange and Distribution Agreement (the “SEDA”) with FNT, providing for the completion of the Proposed Transactions. Also on June 25, 2006, we entered into an Agreement and Plan of Merger with FIS, providing for the merger of FNF into FIS and the distribution to our stockholders of FIS stock in exchange for their FNF shares. Pursuant to the SEDA and after the Proposed Transactions are complete, FNT, which will consist primarily of our current specialty insurance and Sedgwick CMS business lines in addition to FNT’s current title insurance business, will be renamed Fidelity National Financial, Inc. (“New FNF”) and will trade under the symbol FNF. Our current chairman of the board and chief executive officer, William P. Foley, II, will assume the same positions in New FNF and the position of executive chairman of the board of FIS. Other key members of our senior management will also continue their involvement in both New FNF and FIS in executive capacities. On July 18, 2006, FNT filed a Schedule 14C Preliminary Information Statement and FIS filed a Form S-4 proxy and registration statement with the SEC, and, on July 26, 2006, FNT filed a Form S-1 registration statement with the SEC. Completion of the transaction is subject to a number of conditions, including but not limited to: approval of the shareholders of FNF, FNT and FIS; the receipt of a private letter ruling from the Internal Revenue Service and an opinion of our special tax advisors that the Proposed Transactions and the merger between FNF and FIS will be tax-free to FNF and its stockholders; the receipt of all necessary regulatory approvals for the transfer of FNF’s specialty insurance operations to FNT and for the spin-off of FNT to the shareholders of FNF; the receipt of necessary approvals under credit agreements of FNF, FNT and FIS and any other material agreements; and other conditions set forth in the definitive agreements for the transactions. We expect the Proposed Transactions to close late in the third quarter or early in the fourth quarter of 2006.
Factors Affecting Comparability
     Our Condensed Consolidated Statements of Earnings for the three-month and six-month periods ended June 30, 2006 include the results of operations of Certegy Inc. (“Certegy”), which was acquired on February 1, 2006, as discussed in Note B of Notes to Condensed Consolidated Financial Statements. This acquisition may affect the comparability of our 2006 and 2005 results of operations, particularly with respect to FIS in which the operating results of Certegy are included since its merger date. Our 2005 results also include a gain of $318.2 million on the sale of a minority interest in FIS and additional minority interest expense relating to that transaction and to the FNT distribution.

Results of Operations
Consolidated Results of Operations
     Net Earnings. The following table presents certain financial data for the years indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)
Total revenue	$2,644,769	$2,432,516	$4,999,268	$4,703,254

Total expenses	2,347,988	2,094,714	4,482,738	3,835,172

Net earnings	132,621	190,042	238,992	634,539

Basic net earnings per share	0.76	1.10	1.37	3.67

Diluted net earnings per share	0.73	1.07	1.32	3.58

     Revenue. The following table presents the components of our revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Direct title insurance premiums	$525,450	$583,035	$994,372	$1,060,855
Agency title insurance premiums	690,530	750,166	1,296,584	1,260,946
Escrow and other title related fees	287,197	298,812	540,724	540,966
Transaction processing	976,067	659,156	1,819,266	1,265,721
Specialty insurance	97,708	77,320	204,451	152,828
Interest and investment income	45,096	28,915	91,754	54,439
Realized gains and losses, net	8,681	21,699	25,316	25,582
Gain on issuance of subsidiary stock	—	—	—	318,209
Other income	14,040	13,413	26,801	23,708

Total revenue	$2,644,769	$2,432,516	$4,999,268	$4,703,254

Orders opened by direct title operations (1)	847,900	990,100	1,679,300	1,867,000
Orders closed by direct title operations (1)	554,100	637,700	1,080,800	1,197,100

(1)	These measures are used by management to judge productivity and are a measure of transaction volume for our title businesses. An order is opened when we receive a customer order and is closed when the related real estate transaction closes, which typically takes 45-60 days from the opening of an order.
Revenues
     Total consolidated revenues for the second quarter of 2006 increased $212.3 million or 8.7% to $2,644.8 million, primarily due to a $316.9 million increase in transaction processing revenues, a $20.4 million increase in specialty insurance revenues, and a $16.2 million increase in interest and investment income, partially offset by decreases in direct and agency title insurance premiums of $57.6 million and $59.6 million, respectively. Total consolidated revenues for the first six months of 2006 increased $296.0 million or 6.3% to $4,999.3 million, primarily due to a $553.5 million increase in transaction processing revenues, a $51.6 million increase in specialty insurance revenues, and a $37.3 million increase in interest and investment income, offset by the fact that 2005 included a net $318.2 million non-operating gain relating to the issuance of subsidiary stock in the sale of a minority interest in FIS. Excluding the net gain, total revenue increased $614.2 million or 14.0% as compared to the prior year period. The large increases in transaction processing revenues attributable to FIS for the three-month and six-month periods ended June 30, 2006 compared to 2005 were due to $287.6 million and $471.5 million, respectively, of revenues from the inclusion of the results of Certegy from its merger date of February 1, 2006 through June 30, 2006 and an increase in revenues from the historically owned transaction processing and lender processing businesses within FIS. The increases in specialty insurance revenues were primarily the result of additional flood claim processing revenues resulting from the 2005 hurricane season and increased revenues from the homeowner’s insurance businesses.

     Consolidated title insurance premiums for the three and six-month periods were as follows:

	Three months ended June 30,				Six months ended June 30,
	2006	%	2005	%	2006	%	2005	%
	(Dollars in thousands)				(Dollars in thousands)
Title premiums from direct operations (1)	$525,450	43.2%	$583,035	43.7%	$994,372	43.4%	$1,060,855	45.7%
Title premiums from agency operations (1)	690,530	56.8%	750,166	56.3%	1,296,584	56.6%	1,260,946	54.3%

Total	$1,215,980	100.0%	$1,333,201	100.0%	$2,290,956	100.0%	$2,321,801	100.0%

(1)	Includes premiums reported by FNT and FIS.
     Title insurance premiums decreased 8.8% to $1,216.0 million in the second quarter of 2006 as compared with the second quarter of 2005. The decrease was made up of a $57.6 million or 9.9% decrease in direct premiums and a $59.6 million or 7.9% decrease in premiums from agency operations. Title insurance premiums decreased 1.3% to $2,291.0 million in the first six months of 2006 as compared with the first six months of 2005. The decrease was made up of a $66.5 million or 6.3% decrease in direct premiums, partially offset by a $35.6 million or 1.5% increase in premiums from agency operations.
     The decreased level of direct title premiums is the result of a decrease in closed order volume and was partially offset by an increase in fee per file, reflecting a declining refinance market and a slowing purchase market. Closed order volumes decreased to 554,100 in the second quarter of 2006 compared to 637,700 in the second quarter of 2005 and to 1,080,900 in the first six months of 2006 compared to 1,197,100 in the first six months of 2005. The average fee per file in our direct operations was $1,429 in the second quarter of 2006 compared to $1,373 in the second quarter of 2005 and $1,384 in the first six months of 2006 compared to $1,325 in the first six months of 2005, reflecting a strong commercial market, the decrease in refinance activity, and continued appreciation in home prices. The fee per file tends to increase as mortgage interest rates rise, and the mix of business changes from a predominantly refinance-driven market to more of a resale-driven market because resale transactions generally involve the issuance of both a lender’s policy and an owner’s policy whereas refinance transactions typically only require a lender’s policy.
     The decrease in agency premiums in the second quarter of 2006 as compared to the corresponding 2005 period is consistent with the decrease in direct title premiums. We are using accrual basis accounting to record agency premiums in a manner that is generally consistent with direct premium activity because our agents typically experience the same market conditions that other direct title insurance companies experience. The changes in agency premiums during the three-month and six-month periods ended June 30, 2006 as compared to the corresponding 2005 periods were more favorable than the changes in direct premiums due to the fact that title insurance markets are currently stronger in the Southeast, Northeast, and Midwest, where title insurance business is more agency driven. During the second quarter and first six months of 2006, agency premiums decreased 7.9% and increased 2.8%, respectively, compared to the corresponding 2005 periods, while direct title premiums decreased 9.9% and 6.3%, respectively, during the same periods.
     Trends in escrow and other title related fees are to some extent related to title insurance activity generated by our direct operations. Escrow fees, which are directly related to our direct title operations, fluctuated in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts. During the three-month and six-month periods ended June 30, 2006 and 2005, other title related fees increased quarter over quarter, representing growth in the Canadian real estate market, including growth in our market share and the strength of the Canadian dollar, growth in other operations not directly related to title insurance, and acquisitions, including the acquisition of Service Link in August 2005. Escrow and other title related fees were $287.2 million and $298.8 million for the second quarters of 2006 and 2005, respectively, and $540.7 million and $541.0 million in the first six months of 2006 and 2005, respectively.

     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in the second quarter of 2006 was $45.1 million, compared with $28.9 million in the second quarter of 2005, an increase of $16.2 million, or 56.0%. Interest and investment income in the first six months of 2006 was $91.8 million, compared with $54.4 million in the first six months. The increases are primarily due to increases in balances and interest rates for cash and short-term investments, increases in average balances and yield rates for long-term fixed income assets, and, for the six month periods, a special dividend paid on our holdings of Certegy common stock in the first quarter of 2006 before its merger with FIS.
     Net realized gains for the second quarter of 2006 decreased to $8.7 million compared to $21.7 million for the second quarter of 2005, primarily due to lower sales of debt and equity securities and losses on sales of other assets. Net realized gains for the first six months of 2006 decreased to $25.3 million from $25.6 million in the first six months of 2005, primarily due to the losses on sales of other assets, partially offset by greater sales of debt and equity securities.
     Expenses. The following table presents the components of our expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Personnel costs	$891,841	$808,115	$1,769,772	$1,555,192
Other operating expenses	602,061	447,332	1,095,405	840,249
Agent commissions	529,082	576,205	998,789	967,671
Depreciation and amortization	137,969	105,232	262,600	202,559
Provision for claim losses	124,075	110,802	238,567	197,966
Interest expense	62,960	47,028	117,605	71,535

Total expenses	$2,347,988	$2,094,714	$4,482,738	$3,835,172

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
     Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $891.8 million and $808.1 million for the second quarters of 2006 and 2005, respectively, and $1,769.8 million and $1,555.2 million for the first six months of 2006 and 2005, respectively. Personnel costs, as a percentage of total revenue (excluding the $318.2 million gain in 2005 on issuance of subsidiary stock), were 33.6% and 33.2% in the second quarters of 2006 and 2005, respectively, and 35.3% and 35.4% for the first six months of 2006 and 2005, respectively. The increase of $83.7 million in the second quarter is primarily due to an increase of $99.5 million in personnel costs at FIS resulting from the merger with Certegy. The increase of $214.6 million in the six month periods is primarily a result of the Certegy merger and includes a $24.1 million stock-based compensation charge in the first quarter relating to performance based options at FIS for which the vesting criteria was met during the quarter. In addition, at FNT, personnel costs decreased $13.7 million or 2.9% in the second quarter of 2006 compared to 2005 and increased $14.1 million or 1.6% in the first six months of 2006 compared to 2005, with the second quarter decrease primarily due to the decline in direct title premiums and escrow and other fees and the increase in the six month periods primarily due to increased salary and benefit costs due to competition, partially offset by decreases in personnel costs resulting from the decreases in direct title premiums and escrow and other fees. On a consolidated basis, total stock-based compensation costs were $11.3 million and $10.1 million for the three months ended June 30, 2006 and 2005, respectively and $45.6 million and $17.3 million for the six months ended June 30, 2006 and 2005, respectively. Excluding the $24.1 million charge mentioned above, stock based compensation costs for the six month periods were at closer levels at $21.5 million to $17.3 million. The Company adopted SFAS 123 in 2003 and none of the additional expense relates to the adoption of SFAS 123R in the period as all options that were not accounted for under the fair value method were fully vested as of December 31, 2005.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance, depreciation, amortization of other intangibles and trade and notes receivable allowances. Other operating expenses totaled $602.1 million and $447.3 million for the three months ended June 30, 2006 and 2005, respectively, and $1,095.4 million and $840.2 million for the six months ended June 30, 2006 and 2005, respectively. The increases of $154.7 million or 34.6% in the second quarter and $255.2 million or 30.4% in the six month period primarily relate to increases at FIS relating to the Certegy merger.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended June 30,				Six months ended June 30,
	2006	%	2005	%	2006	%	2005	%
	(Dollars in thousands)				(Dollars in thousands)
Agent premiums	$690,530	100.0%	$750,166	100.0%	$1,296,584	100.0%	$1,260,946	100.0%
Agent commissions	529,082	76.6%	576,205	76.8%	998,789	77.0%	967,671	76.7%

Net	$161,448	23.4%	$173,961	23.2%	$297,795	23.0%	$293,275	23.3%

     Net margin from agency title insurance premiums as a percentage of total agency premiums increased in the second quarter of 2006 compared with the second quarter of 2005 and decreased in the first six months of 2006 compared with the first six months of 2005 due to differences in the percentages of premiums retained by agents as commissions across different geographic regions.
     Depreciation and amortization was $138.0 million and $105.2 million in the second quarters of 2006 and 2005, respectively, and $262.6 million and $202.6 million in the first six months of 2006 and 2005, respectively. The increases in depreciation and amortization of $32.8 million in the second quarter and $60.0 million in the six month period were primarily due to increased amortization of intangible assets and software acquired in 2006 and 2005, including the five months since the Certegy merger.
     The provision for claim losses includes an estimate of anticipated title and title related claims, escrow losses and homeowner’s claims relating to our specialty insurance segment. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $91.0 million and $86.7 million in the second quarters of 2006 and 2005, respectively, and $171.6 million and $150.9 million in the first six months of 2006 and 2005, respectively. Our claim loss provision as a percentage of total title premiums was 7.5% in the 2006 periods and 6.5% in the 2005 periods. The claim loss provision for our specialty insurance businesses was $33.1 million and $24.1 million in the second quarters of 2006 and 2005, respectively, and $67.0 million and $47.0 million in the first six months of 2006 and 2005, respectively, with the increases resulting from the increase in volume of business in the homeowners and home warranty lines.
     Interest expense was $63.0 million and $47.0 million in the second quarters of 2006 and 2005, respectively, and $117.6 million and $71.5 million in the first six months of 2006 and 2005, respectively. The increases of $16.0 million in the second quarter and $46.1 million in the six month period are the result of increases in interest rates and average borrowings as compared to the prior year.
     Income tax expense as a percentage of earnings before income taxes excluding the 2005 gain on the issuance of subsidiary stock, for which no taxes were provided, was 37.2% and 38.5% for the second quarters of 2006 and 2005, respectively, and 37.2% and 38.3% for the first six months of 2006 and 2005, respectively. No income taxes were provided for the 2005 gain on the issuance of subsidiary stock as the Company’s tax basis in its investment in FIS exceeded the book basis on the date of the sale. Income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year.
     Minority interest was $53.8 million and $17.7 million for the second quarters of 2006 and 2005, respectively, and $85.4 million and $23.2 million for the first six months of 2006 and 2005, respectively. The increases in minority interest expense are attributable to earnings generated by FIS, for which as of February 1, 2006, our ownership was reduced from 75% to 51% and FNT, of which, as of October 2005, our ownership was reduced from 100% to 82.5%.
     Net earnings were $132.6 million and $190.0 million for the second quarters of 2006 and 2005, respectively and $ 239.0 million and $634.5 million ($316.3 million excluding the $318.2 million gain on sale of subsidiary stock) for the first six months of 2006 and 2005, respectively.
Segment Results of Operations
  Fidelity National Title Group, Inc.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
REVENUE:
Direct title insurance premiums	$504,532	$561,191	$952,301	$1,017,396
Agency title insurance premiums	708,714	771,687	1,337,134	1,304,200
Escrow and other title related fees	287,598	300,328	541,657	543,465
Interest and investment income	37,679	22,201	74,419	42,155
Realized gains and losses, net	6,107	18,486	20,613	21,922
Other income	11,931	10,945	22,429	20,020

Total revenue	1,556,561	1,684,838	2,948,553	2,949,158
EXPENSES:
Personnel costs	466,221	479,943	918,656	904,603
Other operating expenses	233,607	238,983	443,228	447,818
Agent commissions	544,169	595,220	1,032,537	1,005,121
Depreciation and amortization	27,194	24,523	53,431	49,389
Provision for claim losses	91,017	86,451	171,738	150,677
Interest expense	12,374	421	23,700	724

Total expenses	1,374,582	1,425,541	2,643,290	2,558,332

Earnings before income taxes and minority interest	181,979	259,297	305,263	390,826
Income tax expense	64,603	97,774	108,369	146,637

Earnings before minority interest	117,376	161,523	196,894	244,189
Minority interest	863	945	1,279	1,292

Net earnings	$116,513	$160,578	$195,615	$242,897

     Total revenues decreased $128.3 million or 7.6% for the second quarter of 2006 to $1,556.6 million and decreased $0.6 million or less than 0.1% for the first six months of 2006 to $2,948.6 million .
     Total title insurance premiums for the three-month and six-month periods were as follows:

	Three months ended June 30,				Six months ended June 30,
	2006	%	2005	%	2006	%	2005	%
	(Dollars in thousands)
Title premiums from direct operations	$504,532	41.6%	$561,191	42.1%	$952,301	41.6%	$1,017,396	43.8%
Title premiums from agency operations	708,714	58.4%	771,687	57.9%	1,337,134	58.4%	1,304,200	56.2%

Total	$1,213,246	100.0%	$1,332,878	100.0%	$2,289,435	100.0%	$2,321,596	100.0%

     Title insurance premiums decreased 9.0% to $1,213.2 million in the second quarter of 2006 as compared with the second quarter of 2005. The decrease was made up of a $56.7 million, or 10.1%, decrease in direct premiums and a $63.0 million, or 8.2%, decrease in premiums from agency operations. Title insurance premiums decreased 1.4% to $2,289.4 million in the first six months of 2006 as compared with the first six months of 2005. The decrease was made up of a $65.1 million, or 6.4%, decrease in direct premiums, partially offset by a $32.9 million, or 2.5%, increase in premiums from agency operations.
     The decreased level of direct title premiums is the result of a decrease in closed order volume and was partially offset by an increase in fee per file, reflecting a declining refinance market and a slowing purchase market. Closed order volumes decreased to 473,800 in the second quarter of 2006 compared to 560,400 in the second quarter of 2005 and to 910,100 in the first six months of 2006 compared to 1,048,900 in the first six months of 2005. The average fee per file in our direct operations was $1,597 in the second quarter of 2006 compared to $1,500 in the second quarter of 2005 and $1,566 in the first six months of 2006 compared to $1,447 in the first six months of 2005, reflecting a strong commercial market, the decrease in refinance activity, and continued appreciation in home prices. The fee per file tends to increase as mortgage interest rates rise, and the mix of business changes from a predominantly refinance-driven market to more of a resale-driven market because resale transactions generally involve the issuance of both a lender’s policy and an owner’s policy whereas refinance transactions typically only require a lender’s policy.
     The decrease in agency premiums in the second quarter of 2006 as compared to the corresponding 2005 period is consistent with the decrease in direct title premiums. We are using accrual basis accounting to record agency premiums in a manner that is generally consistent with direct premium activity because our agents typically experience the same market conditions that other direct title insurance companies experience. The changes in agency premiums during the three-month and six-month periods ended June 30, 2006 as compared to the corresponding 2005 periods were more favorable than the changes in direct premiums due to the fact that title insurance markets are currently stronger in the Southeast, Northeast, and Midwest, where title insurance business is more agency driven. During the second quarter and first six months of 2006, agency premiums decreased 8.2% and increased 2.5%, respectively, compared to the corresponding 2005 periods, while direct title premiums decreased 10.1% and 6.4%, respectively, during the same periods. Agency revenues from FIS title agency businesses were $20.7 million and $21.7 million in the second quarter of 2006 and 2005, respectively, and $41.9 million and $42.5 million in the first six months of 2006 and 2005, respectively.
     Trends in escrow and other title related fees are, to some extent, related to title insurance activity generated by our direct operations. Escrow and other title related fees were $287.6 million and $300.3 million for the second quarters of 2006 and 2005, respectively and $541.7 million and $543.5 million for the first six months of 2006 and 2005, respectively. Escrow fees, which are more directly related to our direct operations than our other title related fees, decreased $21.7 million, or 10.7%, in the second quarter of 2006 compared to the second quarter of 2005, and $24.5 million, or 6.7%, in the first six months of 2006 compared to the first six months of 2005, consistent with the decrease in direct title premiums. Other title-related fees increased $9.0 million, or 9.2%, for the second quarter of 2006 compared to the second quarter of 2005 and $22.7 million, or 12.8%, for the first six months of 2006 compared to the first six months of 2005, representing growth in the Canadian real estate market, including growth in our market share and the strength of the Canadian dollar, growth in other operations not directly related to title insurance, and acquisitions, including the acquisition of Service Link in August 2005.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in the second quarter of 2006 was $37.7 million, compared with $22.2 million in the second quarter of 2005, an increase of $15.5 million, or 69.7%. Interest and investment income in the first six months of 2006 was $74.4 million, compared with $42.2 million in the first six months. The increases are primarily due to increases in balances and interest rates for cash and short-term investments, increases in average balances and yield rates for long-term fixed income assets, and, for the six month periods, a special dividend paid on our holdings of Certegy common stock in the first quarter of 2006 before its merger with FIS.
     Net realized gains for the second quarter of 2006 decreased to $6.1 million compared to $18.5 million for the second quarter of 2005, primarily due to lower sales of debt and equity securities and losses on sales of other assets. Net realized gains for the first six months of 2006 decreased to $20.6 million from $21.9 million in the first six months of 2005, primarily due to the losses on sales of other assets, partially offset by greater sales of debt and equity securities.
     Personnel costs include base salaries, commissions, benefits, bonuses and stock based compensation paid to employees and are one of the segment’s most significant operating expenses. Personnel costs totaled $466.2 million and $479.9 million for the second quarters of 2006 and 2005, respectively, and $918.7 million and $904.6 million for the first six months of 2006 and 2005, respectively. Personnel costs as a percentage of total revenues from direct title premiums and escrow and other fees increased to 58.9% for the second quarter of 2006 from 55.7% for the second quarter of 2005 and to 61.5% for the first six months of 2006 from 58.0% for the first six months of 2005. The decrease in personnel costs for the second quarter of 2006 as compared to the second quarter of 2005 is primarily the result of the decreases in direct title premiums and escrow and other fees. Average employee count decreased to 18,771 in the second quarter of 2006 from 18,991 in the second quarter of 2005, primarily due to the decrease in orders, partially offset by the 2005 acquisition of Service Link. Average annualized personnel cost per employee decreased in the second quarter of 2006 compared to the second quarter of 2005, primarily due to decreases in variable personnel costs such as overtime, commissions and bonuses, partially offset by an increase in fixed personnel costs. The increase in personnel costs for the first six months of 2006 as compared to the first six months of 2005 is primarily the result of increased salary and benefit costs due to competition and is partially offset by decreases in personnel costs resulting from the decreases in direct title premiums and escrow and other fees. Average employee count increased to 18,955 in the first six months of 2006 from 18,698 in the first six months of 2005, primarily due to the acquisition of Service Link, partially offset by a decrease in employee count caused by the decrease in orders. Average annualized personnel cost per employee increased in the first six months of 2006 compared to first six months of 2005, primarily due to increases in fixed personnel costs caused by competition, partially offset by decreases in variable personnel costs such as overtime, commissions and bonuses. Stock-based compensation costs were $3.3 million and $2.7 million for the second quarters of 2006 and 2005, respectively. None of the additional expense relates to the Company’s adoption on January 1, 2006, of Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”) because all options that were not previously accounted for under the fair value method were fully vested as of December 31, 2005.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance and trade and notes receivable allowances. Other operating expenses totaled $233.6 million and $239.0 million for the second quarters of 2006 and 2005, respectively, and $443.2 million and $447.8 million for the first six months of 2006 and 2005, respectively. Other operating expenses as a percentage of total revenues from direct title premiums and escrow and other fees were 29.5% and 27.7% for the second quarters of 2006 and 2005, respectively, and 29.7% and 28.4% for the first six months of 2006 and 2005, respectively.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended June 30,				Six months ended June 30,
	2006	%	2005	%	2006	%	2005	%
	(Dollars in thousands)
Agent premiums	$708,714	100.0%	$771,687	100.0%	$1,337,134	100.0%	$1,304,200	100.0%
Agent commissions	544,169	76.8%	595,220	77.1%	1,032,537	77.2%	1,005,121	77.1%

Net	$164,545	23.2%	$176,467	22.9%	$304,597	22.8%	$299,079	22.9%

     Net margin from agency title insurance premiums as a percentage of total agency premiums increased in the second quarter of 2006 compared with the second quarter of 2005 and decreased in the first six months of 2006 compared with the first six months of 2005 due to differences in the percentages of premiums retained by agents as commissions across different geographic regions.

     Depreciation and amortization was $27.2 million in the second quarter of 2006 as compared to $24.5 million in the second quarter of 2005 and $53.4 million in the first six months of 2006 as compared to $49.4 million in the first six months of 2005.
     The provision for claim losses includes an estimate of anticipated title and title related claims and escrow losses. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $91.0 million in the second quarter of 2006 as compared to $86.5 million in the second quarter of 2005 and $171.7 million in the first six months of 2006 as compared to $150.7 million in the first six months of 2005. Our claim loss provision as a percentage of total title premiums was 7.5% in the second quarter and first six months of 2006 and 6.5% in the second quarter and first six months of 2005.
     Interest expense increased to $12.4 million in the second quarter of 2006 from $0.4 million in the second quarter of 2005 and to $23.7 million in the first six months of 2006 from $0.7 million in the first six months of 2005, due to increases in average debt and in interest rates. Average debt increased to approximately $591.9 million and $586.1 million in the second quarter and first six months of 2006, respectively, from approximately $24.4 million and $15.6 million in the second quarter and first six months of 2005, respectively. Increases in FNT’s debt at June 30, 2006 compared to June 30, 2005 primarily consist of the following: $240,821 from a public bond issuance with interest payable at 7.3% and due August 2011 and $248,758 from a public bond issuance with interest payable at 5.25% and due March 2013 (collectively the “Public Bonds”), and $75,000 from a syndicated credit agreement with interest at LIBOR plus 0.4%. In January of 2006, FNT issued the Public Bonds in exchange for an equal amount of the existing FNF bonds with the same terms. FNT then delivered the FNF bonds to FNF in payment of debt owed to FNF by FNT. (See Note E to the Condensed Financial Statements.)
     Income tax expense as a percentage of earnings before income taxes was 35.5% and 37.7% for the second quarters of 2006 and 2005, respectively, and 35.5% and 37.5% for the first six months of 2006 and 2005, respectively. Income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year.
     Net earnings were $116.5 million and $160.6 million for the second quarters of 2006 and 2005, respectively, and $195.6 million and $242.9 million for the first six months of 2006 and 2005, respectively.
Fidelity National Information Services, Inc.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$1,021,947	$708,713	$1,922,882	$1,360,293
Interest and investment income	1,430	331	3,139	3,093
Realized gains and losses, net	1,016	1,723	2,039	435

Total revenue	1,024,393	710,767	1,928,060	1,363,821

Personnel costs	415,992	316,526	829,212	628,621
Other operating expenses	342,541	199,100	628,605	375,756
Depreciation and amortization	110,374	75,362	207,169	151,103
Provision for claim loss	120	137	185	212
Interest expense	49,033	36,388	92,301	49,809

Total expenses	918,060	627,513	1,757,472	1,205,501

Earnings before income taxes and minority interest	106,333	83,254	170,588	158,320
Income tax expense	40,621	32,069	65,207	60,894
Minority interest expense	(317)	2,609	(6)	4,254

Net earnings	$66,029	$48,576	$105,387	$93,172

Revenues
     Revenues at FIS were $1,024.4 million and $710.8 million in the second quarters of 2006 and 2005, respectively. The $313.6 million increase in revenues in 2006 compared with the 2005 period relates primarily to recording revenues from Certegy following the 2006 merger, which contributed $287.6 million of the increase and a $19.7 million increase in FIS’s lender processing services business. Certegy’s revenues come primarily from its credit card processing business and check services businesses. Revenues at FIS were $1,928.1 million and $1,363.8 million in the six months periods of 2006 and 2005, respectively with the increase primarily made up of $471.4 million in revenue from Certegy since the February 1, 2006 acquisition date with increases in FIS’s integrated financial solutions business and lender processing services making up the rest of the increase.
Expenses
     Personnel costs were $416.0 million and $316.5 million in the second quarters of 2006 and 2005, respectively. The increase in the 2006 quarter as compared to the prior year quarter is consistent with the increase in revenue relating to the 2006 merger with Certegy. As a percentage of revenues, personnel costs were 40.6% and 44.5% in the second quarters of 2006 and 2005, respectively. Personnel costs were $829.2 million and $628.6 million in the six month periods of 2006 and 2005, respectively. The increase for the six month period was also attributable to the 2006 merger with Certegy and the inclusion of a $24.5 million expense recorded relating to the performance based options granted at FIS in March 2005 for which the performance criteria were met during the first quarter of 2006. As a percentage of revenues, personnel costs were 43.0% and 46.1% in the six month periods of 2006 and 2005, respectively.
     Other operating expenses were $342.5 million and $199.1 million in the second quarters of 2006 and 2005, respectively. The increase of $143.4 million for the 2006 period as compared with the prior year period was primarily the result of the above mentioned merger with Certegy. Other operating expenses were $628.6 million and $375.8 million in the six month periods of 2006 and 2005, respectively.
     Depreciation and amortization costs were $110.4 million and $75.4 million in the second quarters of 2006 and 2005, respectively. The increase of $35.0 million relates primarily to the amortization of intangible assets and computer software acquired in the 2006 merger with Certegy which contributed $28.1 million of the increase. Depreciation and amortization costs were $207.2 million and $151.1 million in the six months periods of 2006 and 2005, respectively.
     Interest expense was $49.0 million in the first quarter of 2006 as compared to $36.4 million in the second quarter of 2005 related primarily to increased interest rates and increased average borrowings. For the six month periods of 2006 and 2005, interest expense was $92.3 million and $49.8 million, respectively. The increase in average borrowings primarily relates to the inclusion of a full six months including the $2.8 billion borrowed in the recapitalization transaction on March 9, 2005 which only impacted 23 days of the first quarter of 2005 and additional debt of approximately $250 million included since the February 1, 2006 merger with Certegy.
     Net earnings were $66.0 million and $48.6 million for the first three months of 2006 and 2005, respectively and $105.4 million and $93.2 million for the six month periods of 2006 and 2005, respectively.

Specialty Insurance Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$101,449	$79,090	$211,844	$155,973

Personnel costs	11,067	9,127	22,382	17,552
Other operating expenses	40,325	33,372	71,608	64,397
Depreciation and amortization	1,502	948	2,972	1,967
Provision for claim losses	33,082	24,143	66,951	47,048

Total expenses	85,976	67,590	163,913	130,964

Earnings before income taxes and minority interest	$15,473	$11,500	$47,931	$25,009

Revenues
     Revenues from specialty insurance include revenues from the issuance of flood, home warranty and homeowner’s insurance policies and were $101.4 million and $79.1 million for the second quarters of 2006 and 2005, respectively, and $211.8 million and $156.0 million in the first six months of 2006 and 2005, respectively. Specialty insurance revenue increased in 2006 as compared with 2005 as a result of organic growth in our homeowners insurance and the continued runoff of flood processing revenues relating to the 2005 hurricane season.
Expenses
     Personnel costs were $11.1 million and $9.1 million in the second quarters of 2006 and 2005, respectively, and $22.4 million and $17.6 million in the first six months of 2006 and 2005, respectively. As a percentage of revenues, personnel costs were 10.9% and 11.5% in the second quarters of 2006 and 2005, respectively, and 10.6% and 11.3% in the first six months of 2006 and 2005, respectively. The decrease as a percentage of revenues in the 2006 periods is primarily the result of organic growth of the business lines, which has not required a proportionate increase in personnel.
     Other operating expenses in the specialty insurance segment were $40.3 million and $33.4 million in the second quarters of 2006 and 2005, respectively, and $71.6 million and $64.4 million in the first six months of 2006 and 2005, respectively. As a percentage of revenues, other operating expenses were 39.7% and 42.2% in the second quarters of 2006 and 2005, respectively, and 33.8% and 41.3% for the first six months of 2006 and 2005, respectively. The decrease as a percentage of revenues in the 2006 period is primarily the result of growth of the business lines, which has not required a proportionate increase in these costs.
     The provision for claim loss was $33.1 million and $24.1 million in the second quarters of 2006 and 2005, respectively, and $67.0 million and $47.0 million in the first six months of 2006 and 2005, respectively. The increase was primarily the result of increased activity in the homeowner’s insurance business.
Corporate and Other Segment
     The corporate and other segment is primarily comprised of the operations of our parent holding company and smaller entities not included in our operating subsidiaries. It generated a pretax loss of $7.0 million and $16.2 million in the second quarters of 2006 and 2005, respectively. It generated a pretax loss of 7.3 million in the first six months of 2006 and pretax income of $293.9 million in the first six months of 2005 which included the $318.2 million gain on sale of subsidiary securities in connection with the sale of a minority interest in FIS.
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
     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are executed within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to FNT. As of December 31, 2005, $1.9 billion of FNT’s net assets were restricted from dividend payments without prior approval from the Departments of Insurance. During the remainder of 2006, FNT’s first tier title subsidiaries can pay or make distributions to FNT of approximately $205 million without prior approval. FNT currently plans to pay dividends of $1.16 per share to its stockholders in 2006, which would amount to approximately $166.1 million in payments to us, based on our ownership of 143.2 million shares (subject to the proposed spin-off of our FNT shares). During the first six months of 2006, FNT paid us $83.0 million in dividends. Our underwritten title companies and FIS collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries. Positive cash flow from these subsidiaries is invested primarily in cash and cash equivalents. Also, the new FIS credit facility (discussed below) limits FIS’s ability to pay us dividends.
     In connection with the distribution of FNT stock, FNT issued two $250 million intercompany notes payable to FNF (the “Mirror Notes”), with terms that mirrored FNF’s existing $250 million 7.30% public debentures due in August 2011 and $250 million 5.25% public debentures due in March 2013. Following issuance of the Mirror Notes, FNT filed a Registration Statement on Form S-4, pursuant to which FNT offered to exchange the outstanding FNF notes for notes FNT would issue having substantially the same terms and deliver the FNF notes received to FNF to reduce FNT’s debt under the Mirror Notes. On January 18, 2006 FNT completed these exchange offers with $241.3 million aggregate principal amount of the 7.30% notes due 2011 and the entire $250.0 million aggregate principal amount of the 5.25% notes due 2013 validly tendered and not withdrawn in the exchange offers. Following the completion of the exchange offers, FNT issued a new 7.30% Mirror Note due 2011 in the amount of $8.7 million, representing the principal amount of the portion of the original Mirror Notes that was not exchanged, of which $6.6 million remains outstanding at June 30, 2006. Interest on the new 7.3% Mirror Note accrues from the last date on which interest on the corresponding FNF notes was paid and at the same rate. The Mirror Note matures on the maturity dates of the corresponding FNF notes. Upon any acceleration of maturity of the FNF notes, whether upon redemption or an event of default of the FNF notes, FNT must repay the corresponding Mirror Note.
     Capital Expenditures. Total capital expenditures for property and equipment were $88.6 million and $52.2 million for the six months ended June 30, 2006 and 2005, respectively. Total capital expenditures for software were $97.7 million and $72.1 million for the six months ended June 30, 2006 and 2005, respectively. In 2004, FIS began the development work to implement changes required to keep pace with the marketplace and the requirements of its customers. FIS expects to spend an incremental $10 million in 2006 on the development of its mortgage servicing platform. With respect to the core banking software, FIS expects to spend approximately $27 million in 2006 on development, enhancements and integration projects. FIS expects to capitalize a portion of those expenditures.
     Financing. On October 17, 2005, we entered into a new Credit Agreement, dated as of October 17, 2005, with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto. This credit agreement replaced our prior $700.0 million, 5-year revolving credit facility which was due November 4, 2008.

     The Credit Agreement provides for a $250 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the Borrowers from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association LIBOR rate plus a margin of between 0.625%-2.25%, all-in including commitment fees, depending on the Company’s then current public debt credit rating from the rating agencies.
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
     The FNT Credit Agreement provides for a $400 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the FNT Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association LIBOR rate plus a margin of between 0.35%-1.25%, depending on FNT’s then current public debt credit rating from the rating agencies. On October 24, 2005, FNT borrowed $150 million under its $400 million credit facility in order to repay a $150 million intercompany note issued by one of FNT’s subsidiaries to the Company in August 2005. Prior to December 31, 2005, $50 million of this borrowing was repaid. As of June 30, 2006, $75 million of this line remains outstanding at a current rate of 5.9%.
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
     On March 9, 2005, we completed a recapitalization plan of FIS. FIS entered into $3.2 billion in senior credit facilities consisting of a $800.0 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, the “Term Loan Facilities”) and a $400.0 million revolving credit facility (“Revolver”) with a consortium of lenders led by Bank of America. FIS fully drew upon the entire $2.8 billion in Term Loan Facilities to consummate the recapitalization. FIS used proceeds from the loans to repay the outstanding principal and interest on a $2.7 billion note it previously paid as a dividend to us. We in turn used these funds to pay $1.8 billion as a special cash dividend of $10.00 per share to our shareholders and $400 million to pay down our existing credit facility. The remainder will be used for general corporate purposes. Revolving credit borrowings and Term A Loans bear interest at a floating rate, which will be, at the borrowers’ option, either the British Bankers Association LIBOR or base rate plus, in both cases, an applicable margin, which is subject to adjustment based on the senior secured leverage ratio of the borrowers. The Term B Loans bear interest at either the British Bankers Association LIBOR plus 1.75% per annum or, at the borrowers’ option, a base rate plus 0.75% per annum. The borrowers may choose one month, two month, three month, six month, and to the extent available, nine month or one year LIBOR, which then applies for a period of that duration. Interest is due at the end of each interest period, provided that for LIBOR loans that exceed three months, the interest is due three months after the beginning of such interest period. The Term Loan A matures in March 2011, the Term Loan B in March 2013, and the Revolver in March 2011. The Term Loan Facilities are subject to quarterly amortization of principal in equal installments of 0.25% of the original principal amount with the remaining balance payable at maturity. In addition to the scheduled amortization, and with certain exceptions, the Term Loan Facilities are subject to mandatory prepayment from excess cash flow which is reduced based on senior-secured leverage, issuance of additional equity and debt and sales of certain assets. Voluntary prepayments of both the Term Loan Facilities and revolving loans and commitment reductions of the revolving credit facility are permitted at any time without fee upon proper notice and subject to minimum dollar requirements. As of June 30, 2006, there was $790.0 million outstanding on Term Loan A at 6.42%, $1,730.0 million on Term Loan B at 6.92% and $130.0 million outstanding relating to the revolving line of credit at 6.57%.
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
     FIS is highly leveraged. As of June 30, 2006, it was paying interest on the Term Loan Facilities at a rate of one month LIBOR plus 1.25 to 1.75%, or (6.42-6.92%). At that rate, the annual interest on the remaining $1,820.0 million of Term Loan debt not subject to an interest rate swap agreement as noted below would be $122.0 million. A one percent increase in the LIBOR rate would increase its annual debt service on the Term Loan Facilities by $18.2 million. The credit rating assigned to the Term Loan Facilities and Revolver by Standard & Poor’s is currently BB+.
     On April 11, 2005, FIS entered into interest rate swap agreements which have effectively fixed the interest rate at approximately 6.1% through April 2008 on $350 million of the Term Loan B Facility and at approximately 5.9% through April 2007 on an additional $350.0 million of the Term Loan B Facility. The estimated fair value of the cash flow hedges results in an asset of the Company of $10.6 million as of June 30, 2006, which is included in the accompanying consolidated balance sheet in prepaid expenses and other assets and as a component of accumulated other comprehensive earnings, net of deferred taxes.
     As described above, on February 1, 2006 FIS merged with Certegy in a transaction in which Certegy was the surviving legal entity. We own 51.0% of the common stock of the merged entity as of June 30, 2006. FIS now currently pays quarterly dividends to its shareholders of $0.05 per share and is expected to continue to do so in the future. Upon completion of the merger, FIS’s credit facilities were amended to limit the amount of dividends the combined company can pay on its common stock to $60 million per year, plus certain other amounts, except that dividends on the common stock may not be paid if any event of default under the facilities shall have occurred or be continuing or would result from such payment.

     Through the merger with Certegy, the Company has an obligation to service $200 million (aggregate principal amount) of unsecured 4.75% fixed-rate notes due in 2008. The notes were recorded in purchase accounting at a discount of $5.7 million, which is being amortized over the term of the notes. The notes accrue interest at a rate of 4.75% per year, payable semi-annually in arrears on each March 15 and September 15.
     During the second quarter of 2005, we began lending fixed maturity and equity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At June 30, 2006, we had security loans outstanding with a fair value of $243.9 million included in accounts payable and accrued liabilities and we held cash in the same amount as collateral for the loaned securities.
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
     Off-Balance Sheet Arrangements. Other than facility and equipment leasing arrangements, we do not engage in off-balance sheet financing activities. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that will be part of our corporate campus and headquarters. The lease expires on September 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of June 30, 2006, the full $75.0 million had been drawn on the facility to finance land costs and related fees and expenses. The leases include guarantees by us of up to 85.0% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in other operating expenses in the Consolidated Statements of Earnings after the end of the construction period.
     We do not believe the lessor is a variable interest entity, as defined in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”). In addition, we have verified that even if the lessor was determined to be a variable interest entity, we would not be required to consolidate the lessor or the assets and liabilities associated with the assets leased to us. This is because the assets leased by us will not exceed 50% of the total fair value of the lessor’s assets excluding certain assets that should be excluded from such calculation under FIN 46, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding.
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of June 30, 2006 related to these arrangements.
Critical Accounting Policies
     There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2005.
Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires an evaluation to determine the likelihood that an uncertain tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If it is determined that it is more likely than not that an uncertain tax position will be sustained upon examination, the next step is to determine the amount to be recognized. FIN 48 prescribes recognition of the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement of an uncertain tax position. Such amounts are to be recognized as of the first financial reporting period during which the more-likely-than-not recognition threshold is met. Similarly, amounts that have previously been recognized will be derecognized as of the first financial reporting period during which the more-likely-than-not recognition threshold is not met. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that FIN 48 will have a material impact on our statements of financial position or operations.
     In December 2004, the FASB issued SFAS No. 123R, which requires that compensation cost relating to share-based payments be recognized in our financial statements. During 2003, we adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), effective as of the beginning of 2003. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Upon adoption of SFAS No. 123, we elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Using this method, stock-based employee compensation cost has been recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. SFAS No. 123R does not allow for the prospective method, but requires the recording of expense relating to the vesting of all unvested options beginning in the first quarter of 2006. The adoption of SFAS No. 123R on January 1, 2006 had no significant impact on our financial condition or results of operations due to the fact that all options accounted for using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, were fully vested at December 31, 2005. In accordance with the provisions of SFAS No. 123R, we have not restated our share-based compensation expense for the 2005 periods presented.

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
     Several class actions are pending in Ohio, Pennsylvania, Connecticut, New Hampshire and Florida alleging improper premiums were charged for title insurance. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. The Company intends to vigorously defend the actions.
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
     A class action in Texas alleges that the Company overcharged for recording fees in Arizona, California, Colorado, Oklahoma and Texas. The suit seeks to recover the recording fees for the class that was overcharged, interest and attorney’s fees. The suit was filed in the United States District Court for the Western District of Texas, San Antonio Division on March 24, 2006. Similar suits are pending in Indiana and Missouri. The Company intends to vigorously defend these actions.

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
     Two class actions filed in Illinois allege the Company has paid attorneys to refer business to the Company by paying them for core title services in conjunction with orders when the attorneys, in fact, did not perform any core title services and the payments were to steer business to the Company. The suits seek compensatory damages, attorney’s fees and injunctive relief to terminate the practice. The suit was filed in State Court in Chicago, Illinois on May 11, 2006. The Company intends to vigorously defend these actions.
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
     The National Association of Insurance Commissioners and various state insurance regulators have been investigating so called “captive reinsurance” agreements since 2004. The investigations have focused on arrangements in which title insurers would write title insurance generated by realtors, developers and lenders and cede a portion of the premiums to a reinsurance company affiliate of the entity that generated the business. The U.S. Department of Housing and Urban Development (“HUD”) also has made formal or informal inquiries of the Company regarding these matters. The Company has been cooperating and intends to continue to cooperate with all ongoing investigations. The Company has discontinued all captive reinsurance arrangements. The total amount of premiums the Company ceded to reinsurers was approximately $10 million over the existence of these agreements. The Company has settled most of the accusations of wrongdoing that arose from these investigations by discontinuing the practice and paying fines. Some investigations are continuing. The Company anticipates they will be settled in a similar manner.
     Additionally, the Company has received inquiries from regulators about its business involvement with title insurance agencies affiliated with builders, realtors and other traditional sources of title insurance business, some of which the Company participated in forming as joint ventures with its subsidiaries. These inquiries have focused on whether the placement of title insurance with the Company through these affiliated agencies is proper or an improper form of referral payment. Like most other title insurers, the Company participates in these affiliated business arrangements in a number of states. The Company has settled the accusations of wrongdoing that arose from some of these investigations by discontinuing the practice and paying fines. Other investigations are continuing. The Company anticipates they will be settled in a similar manner.
     The Company and its subsidiaries have settled all allegations of wrongdoing arising from a wide-ranging review of the title insurance industry by the New York State Attorney General (the “NYAG”). Under the terms of the settlement, the Company paid a $2 million fine and will immediately reduce premiums by 15% on owner’s policies under $1 million. Rate hearings will be conducted by the New York State Insurance Department (the “NYSID”) this year where all rates will be considered industry wide. The settlement clarifies practices considered wrongful under New York law by the NYAG and the NYSID, and the Company has agreed not to engage in those practices. The Company will take steps to assure that consumers are aware of the filed rates for premiums on title insurance products and that the products are correctly rated. The settlement also resolves all issues raised by the market conduct investigation of the Company and its subsidiaries by the NYSID except the issues of rating errors found by the NYSID. As part of the settlement, the Company and its subsidiaries denied any wrongdoing. Neither the fines nor the rate reductions are expected to have a material impact on earnings of the Company. The Company cooperated fully with the NYAG and NYSID inquiries into these matters and will continue to cooperate with the NYSID.

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
     On July 3, 2006, the California Insurance Commissioner (“Commissioner”) issued a Notice of Proposed Action and Notice of Public Hearing (the “Notice”) relating to proposed regulations governing rate-making for title insurance (the “Proposed Regulations”). A hearing on the Proposed Regulations is scheduled for August 30, 2006. If implemented, the Proposed Regulations would result in significant reductions in title insurance rates, which are likely to have a significant negative impact on the company’s California revenues. In addition, the Proposed Regulations would give the Commissioner the ability to set maximum allowable title insurance rates on a going-forward basis. It is possible that such maximum rates would be lower than the rates that the company would otherwise set. In addition, the Florida Office of Insurance Regulation (the “OIR”) has recently released three studies of the title insurance industry which purport to demonstrate that title insurance rates in Florida are too high and that the Florida title insurance industry is overwhelmingly dominated by five firms, which includes FNT. The studies recommend tying premium rates to loss ratios thereby making the rates a reflection of the actual risks born by the insurer. The OIR is presently developing a rule to govern the upcoming rate analysis and rate setting process and has said that it will use the information to begin a full review of the title insurance rates charged in Florida. New York, Colorado, Louisiana, Nevada, and Texas insurance regulators have also announced similar inquiries (or other reviews of title insurance rates) and other states could follow. At this stage, the Company is unable to predict what the outcome will be of these or any similar reviews.
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
     Grace originally filed a lawsuit in December 2004 in state court in Monterey County, California, alleging that FIS breached the sales agency agreement between Grace and AIS by failing to pay Grace commissions on certain contracts in 2001 and 2003. However, the 2001 contracts were never completed and the 2003 contracts, as to which Grace provided no assistance, were for a different project and were executed one and one-half years after FIS terminated the sales agency agreement with Grace. In addition to its breach of contract claim, Grace also alleged that FNF violated the Foreign Corrupt Practices Act (FCPA) in its dealings with a bank customer in China. FNF denied Grace’s allegations in this California lawsuit.
     In December 2005, the Monterey County court dismissed the lawsuit on the grounds of inconvenient forum, which decision Grace appealed on February 10, 2006. Further, on March 6, 2006, Grace filed a new lawsuit in the United States District Court for the Middle District of Florida arising from the same transaction, and added an additional allegation to its complaint that FNF violated the Racketeer Influenced and Corrupt Organizations Act (RICO) in its dealings with the same bank customer. FNF and its subsidiaries intend to defend this case vigorously. On March 7, 2006, FNF filed its motion to dismiss this lawsuit, and on March 27, 2006, FNF filed an answer denying Grace’s underlying allegations and counterclaiming against Grace for tortious interference and abuse of process. These motions have all been fully briefed and are pending before the Court. A pretrial management order has been entered providing for discovery, pretrial motion deadlines, and, if necessary, a trial in the later part of 2007.

     FNF and its counsel have investigated these allegations and, based on the results of the investigations, FNF does not believe that there have been any violations of the FCPA or RICO, or that the ultimate disposition of these allegations or the lawsuit will have a material adverse impact on FNF’s or any of its subsidiaries’ financial position, results of operations or cash flows. FNF and its subsidiaries, including FIS, have fully cooperated with the Securities and Exchange Commission and the U.S. Department of Justice in connection with their inquiry into these allegations.
Item 1A. Risk Factors
     Our business faces a number of risks. The risks described below update the risk factors described in our 2005 Form 10-K and should be read in conjunction with those risk factors. The risk factors described in this Form 10-Q and the 2005 Form 10-K may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, results of operations, financial condition could be materially affected and the trading price of our common stock could decline.
  If adverse changes in the levels of real estate activity occur, our revenues may decline.
     Title insurance revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases and mortgage interest rates. While both the volume and the average price of residential real estate transactions have recently experienced record highs, we do not expect these trends to continue. Further, interest rates have risen from record low levels in 2003, resulting in reductions in the level of mortgage refinancings and total mortgage originations in 2004 and again in 2005.
     We have found that residential real estate activity generally decreases in the following situations:
•	when mortgage interest rates are high or increasing;

•	when the mortgage funding supply is limited; and

•	when the United States economy is weak.
     If either the level of real estate activity or the average price of real estate sales declines, it could adversely affect our title insurance revenues. The Mortgage Bankers Association currently projects residential mortgage production in 2006 to be $2.38 trillion, which would represent an 18.3% decline relative to 2005. The MBA further projects that the 18.3% decrease will result from purchase transactions declining from $1.51 billion in 2005 to $1.48 billion in 2006, or 2.0%, and refinancing transactions dropping from $1.40 billion to $0.90 billion, or 35.9%.
State regulation of the rates we charge for title insurance could adversely affect our results of operations.
     Our subsidiaries are subject to extensive rate regulation by the applicable state agencies in the jurisdictions in which they operate. Title insurance rates are regulated differently in the various states, with some states requiring our subsidiaries to file rates before such rates become effective and some states promulgating the rates that can be charged. In almost all states in which our subsidiaries operate, our rates must not be excessive, inadequate or unfairly discriminatory.
     On July 3, 2006, the California Insurance Commissioner (“Commissioner”) issued a Notice of Proposed Action and Notice of Public Hearing (the “Notice”) relating to proposed regulations governing rate-making for title insurance (the “Proposed Regulations”). A hearing on the Proposed Regulations is scheduled for August 30, 2006. If implemented, the Proposed Regulations would result in significant reductions in title insurance rates, which are likely to have a significant negative impact on the company’s California revenues. In addition, the Proposed Regulations would give the Commissioner the ability to set maximum allowable title insurance rates on a going-forward basis. It is possible that such maximum rates would be lower than the rates that the company would otherwise set. In addition, the Florida Office of Insurance Regulation (the “OIR”) has recently released three studies of the title insurance industry which purport to demonstrate that title insurance rates in Florida are too high and that the Florida title insurance industry is overwhelmingly dominated by five firms, which includes FNT. The studies recommend tying premium rates to loss ratios thereby making the rates a reflection of the actual risks born by the insurer. The OIR is presently developing a rule to govern the upcoming rate analysis and rate setting process and has said that it will use the information to begin a full review of the title insurance rates charged in Florida.
     New York, Colorado, Florida, Louisiana, Nevada, and Texas insurance regulators have also announced inquiries (or other reviews of title insurance rates) and other states could follow. At this stage, the Company is unable to predict what the outcome will be of this or any similar review.
     California is the largest source of revenue for the title insurance industry, including for us.
     The Company and its subsidiaries have settled all allegations of wrongdoing arising from a wide-ranging review of the title insurance industry by the New York State Attorney General (the “NYAG”). Under the terms of the settlement, the Company will pay a $2 million fine and immediately reduce premiums by 15% on owner’s policies under $1 million. Rate hearings will be conducted by the New York State Insurance Department (the “NYSID”) this year where all rates will be considered industry wide. The settlement clarifies practices considered wrongful under New York law by the NYAG and the NYSID, and the Company has agreed not to engage in those practices. The Company will take steps to assure that consumers are aware of the filed rates for premiums on title insurance products and that the products are correctly rated. The settlement also resolves all issues raised by the market conduct investigation of the Company and its subsidiaries by the NYSID except the issues of rating errors found by the NYSID. As part of the settlement, the Company and its subsidiaries denied any wrongdoing. Neither the fines nor the 15% rate reduction are expected to have a material impact on earnings of the Company. The Company cooperated fully with the NYAG and NYSID inquiries into these matters and will continue to cooperate with the NYSID.
     Further, U.S. Representative Oxley, the Chairman of the House Financial Services Committee, recently asked the Government Accountability Office (the GAO) to investigate the title insurance industry. Representative Oxley stated that the Committee is concerned about payments that certain title insurers have made to developers, lenders and real estate agents for referrals of title insurance business. Representative Oxley asked the GAO to examine, among other things, the foregoing relationships and the levels of pricing and competition in the title insurance industry. A congressional hearing was held regarding title insurance practices on April 27, 2006. We are unable to predict the outcome of this inquiry or whether it will adversely affect our business or results of operations.
If the rating agencies further downgrade our company our results of operations and competitive position in the industry may suffer.
     Ratings have always been an important factor in establishing the competitive position of insurance companies. Our insurance companies are rated by Standard & Poor’s (“S&P”), Moody’s Corporation (“Moody’s”), Fitch Ratings, Inc. (“Fitch”), A.M. Best Company (“A.M. Best”), Demotech, Inc., and LACE Financial Corporation. Ratings reflect the opinion of a rating agency with regard to an insurance company’s or insurance holding company’s financial strength, operating performance, and ability to meet its obligations to policyholders and are not evaluations directed to investors. In connection with the announcement on April 27, 2006, of the Proposed Transactions and the subsequent merger of FNF with and into FIS, S&P and A.M. Best revised their outlook on our ratings to positive from stable and Moody’s and Fitch affirmed financial strength ratings of A3 and A-, respectively. Our ratings are subject to continued periodic review by those rating entities and the continued retention of those ratings cannot be assured. If our ratings are reduced from their current levels by those entities, our results of operations could be adversely affected.

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
FIDELITY NATIONAL FINANCIAL, INC.
(registrant)

By:	/s/ Alan L. Stinson
Alan L. Stinson
Executive Vice President, Chief Financial Officer
	(Principal Financial and Accounting Officer)	Date: August 9, 2006

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.