Form 10-Q
period 2006-09-30
FIDELITY NATIONAL FINANCIAL INC /DE/
filed 2006-11-09
CIK 809398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of September 30, 2006, 176,840,957 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2006

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at September 30, 2006 includes $289,770 and $296,347 of pledged fixed maturities related to secured trust deposits and the securities lending program, respectively and at December 31, 2005 includes $305,717 and $135,249 of pledged fixed maturity securities related to secured trust deposits and the securities lending program, respectively	$3,079,036	$3,074,617
Equity securities, at fair value at September 30, 2006 includes $0 and at December 31, 2005 includes $3,401 of pledged equities related to the securities lending program	192,631	210,168
Other long-term investments	366,905	162,910
Short-term investments at September 30, 2006 includes $368,159 and at December 31, 2005 includes $350,256 of pledged short-term investments related to secured trust deposits	689,416	1,116,494

Total investments	4,327,988	4,564,189
Cash and cash equivalents, at September 30, 2006 includes $239,567 and $305,609 of pledged cash related to secured trust deposits and the securities lending program, respectively, and at December 31, 2005 includes $234,709 and $143,412 of pledged cash related to secured trust deposits and the securities lending program, respectively	806,303	513,394
Trade and notes receivables, net of allowance of $28,233 at September 30, 2006 and $34,037 at December 31, 2005	766,392	637,808
Goodwill	4,861,734	2,873,861
Prepaid expenses and other assets	1,018,529	655,651
Capitalized software	704,567	530,341
Other intangible assets	1,179,126	641,420
Title plants	325,340	312,801
Property and equipment, net	529,433	375,152

	$14,519,412	$11,104,617

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities, at September 30, 2006 and December 31, 2005 includes $305,609 and $143,412, respectively, of security loans related to the securities lending program	$1,595,994	$1,241,860
Deferred revenue	516,612	494,888
Notes payable	3,524,126	3,217,019
Reserve for claim losses	1,203,792	1,113,506
Secured trust deposits	875,317	882,602
Deferred tax liabilities	337,490	130,846
Income taxes payable	68,226	107,817

	8,121,557	7,188,538
Minority interests and preferred stock of subsidiary	1,907,183	636,304
Stockholders’ equity:
Preferred stock, $.0001 par value; authorized, 3,000,000 shares; issued and outstanding, none	—	—
Common stock, $.0001 par value; authorized, 250,000,000 shares; issued, 184,857,039 as of September 30, 2006 and 182,024,039 as of December 31, 2005	18	18
Additional paid-in capital	4,477,000	3,530,969
Retained earnings	340,492	103,665

	4,817,510	3,634,652
Accumulated other comprehensive loss	(62,351)	(78,867)
Unearned compensation	—	(11,523)
Treasury stock, 8,016,507 and 8,016,507 shares as of September 30, 2006 and December 31, 2005, respectively, at cost	(264,487)	(264,487)

	4,490,672	3,279,775

	$14,519,412	$11,104,617

See Notes to Condensed Consolidated Financial Statements

IDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
REVENUE:
Direct title insurance premiums	$485,043	$641,542	$1,479,415	$1,702,397
Agency title insurance premiums	701,533	763,242	1,998,117	2,024,188
Escrow and other title related fees	267,744	323,506	808,468	864,472
Transaction processing	1,013,372	646,447	2,832,638	1,912,168
Specialty insurance	99,619	95,448	304,070	248,276
Interest and investment income	48,129	36,064	139,883	90,503
Realized gains and losses, net	4,805	8,699	30,121	34,281
Gain on sale of minority interest in FIS	—	—	—	318,209
Other income	14,577	12,937	41,378	36,645

Total revenue	2,634,822	2,527,885	7,634,090	7,231,139
EXPENSES:
Personnel costs	863,163	841,051	2,632,935	2,396,243
Other operating expenses	610,732	442,001	1,706,137	1,282,250
Agent commissions	538,700	590,876	1,537,489	1,558,547
Depreciation and amortization	142,170	95,619	404,770	298,178
Provision for claim losses	118,643	135,354	357,210	333,320
Interest expense	65,931	48,466	183,536	120,001

Total expenses	2,339,339	2,153,367	6,822,077	5,988,539

Earnings before income taxes and minority interest	295,483	374,518	812,013	1,242,600
Income tax expense	109,920	144,189	302,069	354,577

Earnings before minority interest	185,563	230,329	509,944	888,023
Minority interest	57,992	15,926	143,381	39,081

Net earnings	$127,571	$214,403	$366,563	$848,942

Basic earnings per share	$0.72	$1.24	$2.09	$4.92

Weighted average shares outstanding, basic	176,048	172,515	175,119	172,686

Diluted earnings per share	$0.70	$1.21	$2.02	$4.79

Weighted average shares outstanding, diluted	180,783	177,540	180,123	177,254

Cash dividends paid per share	$0.25	$0.25	$0.75	$10.75

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net earnings	$127,571	$214,403	$366,563	$848,942
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments, net (1)	44,676	(15,636)	32,729	(24,930)
Unrealized loss on foreign currency translation(2)	(5,043)	(518)	1,486	(13,770)
Reclassification adjustments for gains included in net earnings (3)	452	2,859	(12,356)	(6,638)
Reclassification adjustments relating to minority interests	(6,818)	—	(5,343)	—

Other comprehensive loss	33,267	(13,295)	16,516	(45,338)

Comprehensive earnings	$160,838	$201,108	$383,079	$803,604

(1)	Net of income tax (benefit) expense of $19.6 million and $(9.5) million and $9.4 million and $(15.2) million for the three months and nine months ended September 30, 2006 and 2005, respectively.

(2)	Net of income tax (benefit) expense $3.0 million and $1.9 million and of $6.8 million and $0.2 million for the three months and nine months ended September 30, 2006 and 2005, respectively.

(3)	Net of income tax expense of $0.1 million and $(1.7) million and $7.6 million and $4.1 million for the three months and nine months ended September 30, 2006 and 2005, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands) (Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid - in	Retained	Comprehensive	Unearned	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Shares	Amount
Balance, December 31, 2005	182,024	$18	$3,530,969	$103,665	$(78,867)	$(11,523)	8,016	$(264,487)
Adoption of SFAS 123R	—	—	(11,523)	—	—	11,523	—	—
Exercise of stock options	2,833	—	38,822	—	—	—	—	—
Tax benefit associated with the exercise of stock options	—	—	22,072	—	—	—	—	—
Merger with Certegy Inc.	—	—	862,296	—	—	—	—	—
Other comprehensive income (loss)- unrealized gain on investments and other financial instruments	—	—	—	—	20,373	—	—	—
Other comprehensive income (loss)- unrealized gain on foreign currency	—	—	—	—	1,486	—	—	—
Other comprehensive income (loss)- reclassification to minority interest	—	—	—	—	(5,343)	—	—	—
Stock based compensation	—	—	16,575	—	—	—	—	—
Cash dividends ($0.75 per share)	—	—	—	(129,736)	—	—	—	—
Issuance of subsidiary stock, net of minority interests	—	—	23,007	—	—	—	—	—
Capital Contribution to FIS	—	—	(5,218)	—	—	—	—	—
Net earnings	—	—	—	366,563	—	—	—	—

Balance, September 30, 2006	184,857	$18	$4,477,000	$340,492	$(62,351)	$—	8,016	$(264,487)

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net earnings	$366,563	$848,942
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	404,770	298,178
Net increase in reserve for claim losses	90,286	62,104
Gain on sale of minority interest in FIS stock	—	(318,209)
Gain on sales of assets	(30,122)	(34,281)
Stock-based compensation cost	56,754	24,547
Minority interest	143,383	39,081
Change in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in secured trust deposits	(20,676)	1,344
Net decrease (increase) in trade receivables	98,964	(55,238)
Net increase in prepaid expenses and other assets	(183,219)	(122,165)
Net (decrease) increase in accounts payable, accrued liabilities	(163,067)	106,907
Net (decrease) increase in income taxes	(165,095)	157,710

Net cash provided by operating activities	598,541	1,008,920

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,106,901	2,438,505
Proceeds from maturities of investment securities available for sale	228,890	270,787
Proceeds from sale of assets	4,653	21,343
Net proceeds from sale of equity interest in subsidiary	—	454,337
Cash received as collateral on loaned securities, net	11,075	3,388
Collections of notes receivable	4,265	3,973
Additions to title plants	(14,761)	(8,720)
Additions to property and equipment	(128,884)	(112,516)
Additions to capitalized software	(160,655)	(119,818)
Purchases of investment securities available for sale	(2,279,794)	(3,144,828)
Net proceeds (purchases) of short-term investment securities	427,069	(229,795)
Issuance of notes receivable	(4,133)	(6,145)
Acquisitions of businesses, net of cash acquired	(172,955)	(191,257)

Net cash provided by (used in) investing activities	21,671	(620,746)

Cash flows from financing activities:
Borrowings	$630,171	$2,829,584
Debt issuance costs	—	(34,155)
Debt service payments	(790,674)	(1,091,001)
Dividends paid	(129,736)	(1,897,029)
Subsidiary dividends paid to minority interest shareholders	(40,896)	—
Stock options exercised	38,822	44,393
Tax benefit associated with the exercise of stock options	23,473	31,069
Exercise of subsidiary stock options	40,516	—
Purchases of treasury stock	—	(70,874)
Subsidiary purchases of treasury stock	(103,837)	—

Net cash used in financing activities	(332,161)	(188,013)

Net increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	288,051	200,161
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	278,685	136,022

Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$566,736	$336,183

Supplemental cash flow information:
Income taxes paid	$341,000	$177,300

Interest paid	$192,262	$104,353

Noncash investing and financing activities:
Fair value of shares issued in connection with acquisitions	$—	$1,625

Capital transactions of FIS	$862,296	$—

See Notes to Condensed Consolidated Financial Statements

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note A — Basis of Financial Statements
     The unaudited financial information included in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the “Company” or “FNF”) prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The Company made a reclassification adjustment to the Consolidated Statements of Income, included within this Quarterly Report on Form10-Q, with regard to the presentation of interest and investment income and other operating expenses. This adjustment was necessary to properly reflect certain credits earned as a reduction of other operating expenses as opposed to an increase in investment income. The adjustment resulted in a reduction of interest and investment income of $2.6 million for the quarter ended September 30, 2005 and $10.3 million and $5.9 million for the nine month periods ended September 30, 2006 and 2005, respectively, and a corresponding reduction of other operating expenses. This adjustment had no effect on net income.
     Certain other reclassifications have been made in the 2006 Condensed Consolidated Financial Statements to conform to current period classification.
Recent Accounting Pronouncements
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). This SAB addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management is currently evaluating the impact of SAB 108 on the Company’s statements of financial position and operations.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS 158”). SFAS 158 requires entities to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. Entities are required to recognize actuarial gains and losses, prior service cost, and any remaining transition amounts from the initial application of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” when recognizing a plan’s funded status, with the offset to accumulated other comprehensive income. SFAS 158 will not change the amounts recognized in the income statement as net periodic benefit cost. All of the requirements of SFAS 158 are effective as of December 31, 2006 for calendar-year public companies, except for a requirement for fiscal-year-end measurements of plan assets and benefit obligations with which the Company is already in compliance. Management is currently evaluating the impact on the Company’s statements of financial position and operations.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires an evaluation to determine the likelihood that an uncertain tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If it is determined that it is more likely than not that an uncertain tax position will be sustained upon examination, the next step is to determine the amount to be recognized. FIN 48 prescribes recognition of the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement of an uncertain tax position. Such amounts are to be recognized as of the first financial reporting period during which the more-likely-than-not recognition threshold is met. Similarly, an amount that has previously been recognized will be derecognized as of the first financial reporting period during which the more-likely-than-not recognition threshold is not met. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact on the Company’s statements of financial position and operations.
Recent Developments
     On June 25, 2006, the Company entered into a Securities Exchange and Distribution Agreement (the “SEDA”) with Fidelity National Title Group, Inc. (“FNT”) and a merger agreement with Fidelity National Information Services, Inc. (“FIS”) (both amended and restated as of September 18, 2006), providing for the elimination of FNF’s holding company structure, the sale of certain of FNF’s assets and liabilities to FNT in exchange for shares of FNT stock, and the distribution of FNF’s ownership stake in FNT to FNF shareholders. Pursuant to the SEDA, on October 24, 2006, FNT completed the acquisition of substantially all of the assets and liabilities of FNF (other than FNF’s interests in FIS and in FNF Capital Leasing, Inc., a small leasing subsidiary) in exchange for 45,265,956 shares of FNT’s Class A common stock (the “Asset Contribution”). The assets transferred included FNF’s specialty insurance business, its interest in certain claims management operations, certain timber and real estate holdings and certain smaller operations, together with all cash and certain investment assets held by FNF as of October 24, 2006. In connection with the Asset Contribution, FNF converted all of the FNT Class B common stock held by FNF into FNT Class A common stock and distributed the shares acquired by FNF from FNT, together with the converted shares, to holders of record of FNF common stock as of October 17, 2006 in a tax-free distribution (the “2006 Distribution”). As a result of the 2006 Distribution, FNF no longer owns any common stock of FNT and FNT is now a stand alone public company with all of its approximately 218.7 million shares held by the public. Also, on November 9, 2006, FNF will merge with and into FIS, after which FNT will legally change its name to Fidelity National Financial, Inc. (“New FNF”). Beginning on November 10, 2006, FNT’s common stock will trade on the New York Stock Exchange under the trading symbol FNF. FNF’s current chairman of the board and chief executive officer has assumed the same positions in New FNF and the position of executive chairman of the board of FIS. Other key members of FNF’s senior management will also continue their involvement in both New FNF and FIS in executive capacities.
     Acquisitions among entities under common control such as the Asset Contribution are not considered business combinations and are to be accounted for at historical cost in accordance with EITF 90-5, Exchanges of Ownership Interests between Enterprises under Common Control. Furthermore, the substance of the proposed transactions and the merger is effectively a reverse spin-off of FIS by FNF in accordance with EITF 02-11, Accounting for Reverse Spinoffs. Accordingly, the historical financial statements of FNF will become those of FNT; however, the criteria to account for FIS as discontinued operations as prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets will not be met. This is primarily due to the continuing involvement of FNT with and significant influence that FNT will have over FIS subsequent to the merger through common board members, common senior management and continuing business relationships. It is expected that FIS will continue to be included in FNF’s consolidated financial statements through the date of the completion of the SEDA.
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

     As a result of the merger, FIS became one of the largest providers of processing services to U.S. financial institutions, with market-leading positions in core processing, card issuing services, check risk management, mortgage processing, and lending services.
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
     The purchase price was based on the number of outstanding shares of common stock of Certegy on February 1, 2006, the date of consummation of the merger, valued at $33.38 per share (which was the average of the trading price of Certegy common stock two days before and two days after the announcement of the merger on September 15, 2005 of $37.13, less the $3.75 per share special dividend declared prior to closing). The purchase price also included the estimated fair value of Certegy’s stock options and restricted stock units outstanding at the transaction date.
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

Tangible assets	$826.8
Computer software	131.6
Intangible assets	653.5
Goodwill	1,951.7
Liabilities assumed	(1,382.5)

Total purchase price	$2,181.1

     The allocation of the purchase price to intangible assets, including computer software, is based on studies and valuations that were finalized as of September 30, 2006. As a result, during the quarter ended September 30, 2006, the Company has adjusted its initial purchase accounting to reflect revalued customer contracts, computer software, deferred income taxes and assumed liabilities which resulted in a net adjustment to goodwill of $56.9 million.
     The following table summarizes the liabilities assumed that impact the purchase price allocation (in millions):

Notes payable and capital lease obligations	$222.8
Deferred income taxes	224.4
Dividends payable	236.6
Dividend bridge loan	239.0
Liabilities associated with pension, SERP, and Postretirement benefit plans	32.6
Estimated severance payments to certain Certegy employees	10.0
Estimated employee relocation and facility closure costs	9.5
Other merger related	28.5
Other operating liabilities	379.1

$1,382.5

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
     The Company has evaluated the various lease agreements, vendor arrangements, and customer contracts of Certegy. This evaluation has resulted in the recognition of certain liabilities associated with exiting activities of the acquired company.
     Also, the merger triggered the performance criteria relating to FIS’s stock option grant made in March 2005 and these awards vested when the trading value of the Company’s stock remained above $31.27 for 45 days following the Merger. As a result, the Company recorded a charge of $24.5 million in the first nine months of 2006.
     Selected unaudited pro forma combined results of operations for the nine months ended September 30, 2006 and 2005, assuming the Certegy merger had occurred as of January 1, 2005, using actual general and administrative expenses prior to the acquisition are set forth below (in thousands):

	Nine months ended September 30,
	2006	2005(a)
Total revenue	$7,727,005	$8,052,394
Net earnings	$319,940	$814,200
Pro forma earnings per share — basic	$1.83	$4.71
Pro forma earnings per share — diluted	$1.78	$4.59

(a)	The nine months ended September 30, 2005 includes the $318.2 million gain on sale of a minority interest in FIS.

Other Transactions:
     Cascade Timberlands LLC
     The Company began purchasing equity interests in Cascade Timberlands LLC (“Cascade Timberlands”) in March 2006. As of September 30, 2006, the Company had acquired approximately 71% of Cascade Timberlands for $89.2 million. The primary assets of Cascade Timberlands are approximately 293,000 acres of productive timberlands located on the eastern side of the Cascade mountain range extending from Bend, Oregon south on State Highway 20 toward the California border. Cascade Timberlands was created by the secured creditors of Crown Pacific LP upon the conclusion of the bankruptcy case of Crown Pacific LP in December 2004.
     Acquisition of Equity Interest in Sedgwick
     On January 31, 2006, the Company, along with its equity partners, Thomas H. Lee Partners (“THL”) and Evercore Capital Partners, completed an acquisition of an approximately 40% interest in Sedgwick CMS Holdings, Inc. (“Sedgwick”), for approximately $126 million. Sedgwick, headquartered in Memphis, Tennessee, is a leading provider of outsourced insurance claims management services to large corporate and public sector entities.
     Service Link L.P.
     On August 1, 2005, the Company acquired Service Link, L.P. (“Service Link”), a national provider of centralized mortgage and residential real estate title and closing services to major financial institutions and institutional lenders. The initial acquisition price was approximately $110 million in cash. During the third quarter of 2006, the Company paid additional contingent consideration of $57.0 million related to this purchase, based on Service Link’s operations meeting certain performance measures over a 12-month period ending July 2006.
Note C — Recapitalization Transactions
Distribution of Fidelity National Title Group, Inc.
     On October 17, 2005, the Company completed a pro rata distribution of shares, representing 17.5% of the outstanding common stock of FNT, to the Company’s shareholders. This distribution completed a restructuring that resulted in FNT becoming the parent company of the Company’s title insurance businesses. Following the distribution, FNT became a majority-owned subsidiary of FNF and a separate registrant reporting its results on a stand-alone basis. The Company continues to consolidate FNT in its results, and subsequent to the distribution, the Company began recording minority interest liabilities and expense relating to the 17.5% minority interest. This restructuring was a taxable transaction to the Company and the Company’s shareholders. The Company recognized income tax expense of approximately $108 million in the fourth quarter of 2005 relating to this restructuring which was paid in the first quarter of 2006.
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
     The minority equity interest sale was accomplished through Former FIS selling an approximately 25% minority equity interest in the common stock of Former FIS to an investment group led by THL and Texas Pacific Group (“TPG”). Former FIS issued a total of 50 million shares of the common stock of Former FIS to the investment group for a total purchase price of $500 million, before certain expenses paid by Former FIS. The minority equity interest sale resulted in a gain of $318.2 million. This gain was calculated under the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5H (“SAB Topic 5H”) and relates to the issuance of securities of a non-wholly owned subsidiary. The gain represented the difference between the Company’s book value investment in Former FIS immediately prior to the transaction and its book value investment in Former FIS immediately following the transaction. No deferred income taxes were recorded in connection with this transaction as the tax basis of the investment was greater than the book basis on the date of the sale.
Note D — Earnings Per Share
     The Company presents “basic” earnings per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and “diluted” earnings per share, representing basic earnings per share adjusted for the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except		(In thousands, except
	per share amounts)		per share amounts)
Net earnings, basic	$127,571	$214,403	$366,563	$848,942
Dilution relating to common stock equivalents of subsidiary(1)	$(1,293)	$—	$(2,851)	$—

Net earnings, diluted	$126,278	$214,403	$363,712	$848,942

Weighted average shares outstanding during the period, basic	176,048	172,515	175,119	172,686
Plus: Common stock equivalent shares assumed from conversion of options	4,735	5,025	5,004	4,568

Weighted average shares outstanding during the period, diluted	180,783	177,540	180,123	177,524

Basic earnings per share	$0.72	$1.24	$2.09	$4.92

Diluted earnings per share	$0.70	$1.21	$2.02	$4.79

(1)	For purposes of computing earnings per diluted share, FNF is required to analyze the dilutive impact of outstanding options at its public subsidiaries, FNT and FIS, and, if necessary, adjust the net earnings available to FNF shareholders before calculating earnings per diluted share. For the three-month and nine month periods ended September 30, 2006, net earnings were reduced by $1.3 million and $2.9 million, respectively, resulting in a reduction of $0.01 and $0.02, respectively, in earnings per diluted share.
     Options to purchase 1,409,399 shares and 1,945,380 shares of the Company’s common stock for the three and nine months ended September 30, 2006 and 2,301,852 shares and 2,988,274 shares for the three and nine months ended September 30, 2005, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.
Note E — Investments
     During the second quarter of 2005, the Company began lending fixed maturity and equity securities to financial institutions in short-term security lending transactions. The Company’s security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At September 30, 2006 and December 31, 2005, the Company had security loans outstanding with values of $305.6 million and $143.4 million, respectively, included in accounts payable and accrued liabilities and the Company held cash in the same amounts as collateral for the loaned securities.

     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006 were as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government and agencies	$29,751	$(91)	$806,961	$(14,395)	$836,712	$(14,486)
States and political subdivisions	176,054	(739)	635,369	(8,820)	811,423	(9,559)
Foreign government and agencies	5,978	(17)	23,508	(414)	29,486	(431)
Corporate securities	150,631	(1,349)	432,408	(12,024)	583,039	(13,373)
Equity securities	138,684	(23,074)	—	—	138,684	(23,074)
	—
Total temporarily impaired securities	$501,098	$(25,270)	$1,898,246	$(35,654)	$2,399,344	$(60,923)

     A substantial portion of the Company’s unrealized losses relate to its holdings of debt securities. Unrealized losses relating to U.S. government, state and political subdivision and fixed maturity corporate holdings were primarily caused by interest rate increases. Since the decline in fair value of these investments is attributable to changes in interest rates and not credit quality, and the Company has the intent and ability to hold these securities, the Company does not consider these investments other-than-temporarily impaired. The unrealized losses related to equity securities were caused by market changes that the Company considers to be temporary and thus the Company does not consider these investments other-than-temporarily impaired. During the third quarter of 2006, the Company recorded an impairment charge on an equity investment that it considered to be other-than-temporarily impaired, resulting in a charge of $9.1 million. During the third quarter of 2005, the Company recorded an impairment charge on two equity investments that it considered to be other-than-temporarily impaired, which resulted in a charge of $14.9 million.
Note F — Stock-Based Compensation Plans
     The Company’s 1993 Stock Plan (“1993 Plan”) expired in June 2003. Options generally had a term of 10 years from the date of grant and were exercisable subject to the terms and conditions set by the Board of Directors. The per share option price was determined at the date of grant, provided that the price for incentive stock options shall not be less than 100% of their market value or award stock shares. A total of 599,802 stock options were outstanding under the 1993 Plan as of September 30, 2006. No further awards may be granted under this plan.
     In connection with the 1998 acquisition of FNF Capital, Inc. (formerly known as “Granite”), which was accounted for as a pooling-of-interests, the Company assumed 1,140,855 options outstanding under Granite’s existing stock option plan (the “Granite Plan”), of which 24,524 stock options were outstanding as of September 30, 2006. The Granite Plan provides that qualified stock options be granted at an exercise price equal to fair market value on the date of the grant with a term not to exceed 10 years. The Granite Plan also provides that non-qualified stock options be granted at an exercise price not less than 85% of the fair market value on the date of grant with a term not to exceed 10 years.
     During 1998, stockholders approved the adoption of the 1998 Stock Incentive Plan (“1998 Plan”). The 1998 Plan authorizes up to 9,985,828 shares of common stock for issuance under the terms of the 1998 Plan. As of September 30, 2006, there were 6,276,473 options outstanding under this plan. The 1998 Plan provides for grants of “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and rights to purchase shares of common stock (“Purchase Rights”). The term of options may not exceed 10 years from the date of grant (five years in the case of a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company), and the right to exercise such options shall vest equally over three years. The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair market value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). There is no minimum purchase price for shares of common stock purchased pursuant to a Purchase Right, and any such purchase price shall be determined by the Board of Directors.

     In connection with its merger with Chicago Title, the Company assumed the options outstanding under Chicago Title’s existing stock option plans: the 1998 Long-Term Incentive Plan and the Director’s Stock Option Plan. Pursuant to the terms of the merger, options under these plans, totaling 5,304,456, became fully vested on March 20, 2000. The options granted in accordance with these two plans generally have a term of five to 10 years. As of September 30, 2006, there were 317,060 options outstanding under these plans.
     In 2001, stockholders approved the adoption of the 2001 Stock Incentive Plan (“2001 Plan”). The 2001 Plan authorized up to 4,026,275 shares of common stock for issuance under the terms of the 2001 Plan. As of September 30, 2006, there were 544,656 options outstanding under this plan. The 2001 Plan provides for grants of “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, rights to purchase shares of common stock and deferred shares. The term of options may not exceed 10 years from the date of grant (five years in the case of an incentive stock option granted to a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company), and are exercisable subject to the terms and conditions set by the Board of Directors. The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). The option exercise price for each share granted pursuant to a nonqualified stock option may be less than the fair value of the common stock at the date of grant to reflect the application of the optionee’s deferred bonus, if applicable. The 2001 Plan allows for exercise prices with a fixed discount from the quoted market price. Options were granted in 2003 at an exercise price of $15.36 to key employees of the Company who applied deferred bonuses expensed in 2002 amounting to $4.6 million to the exercise price. Pursuant to the terms of the 2001 Plan, there are no future exercise price decreases to options granted under this Plan in 2003 and beyond. In 2002, options were granted at an exercise price of $11.41 to key employees of the Company who applied deferred bonuses expensed in 2001 amounting to $5.7 million to the exercise price. The exercise price of these options decreases approximately $0.35 per year through 2007 and $.22 per year from 2008 through 2013, at which time the exercise price will be $8.33.
     In 2003, the Company issued to its non-employee Directors and to certain of its employees, rights to purchase 879,450 shares of restricted common stock (“Restricted Shares”) of the Company, pursuant to the 2001 Plan. A portion of the Restricted Shares vest over a five-year period and a portion of the Restricted Shares vest over a four-year period, of which one-fifth vested immediately on the date of grant. The Company recorded compensation expense of $3.3 million and unearned compensation expense of $23.0 million in connection with the issuance of Restricted Stock in 2003. The Company recorded compensation expense of $1.3 million and $1.3 million in the three-month periods ended September 30, 2006 and 2005, respectively, and $ 3.8 million and $3.9 million in the nine-month periods ended September 30, 2006 and 2005, respectively, in connection with these shares. The Company used 769,450 shares of its common stock held as treasury shares and 110,000 newly issued common shares for the sale of Restricted Shares to its employees and directors. As of September 30, 2006 and December 31, 2005, 387,310 shares of non-vested restricted common stock were outstanding. Shares issued relating to this plan vest on the anniversary of the grant date which was November 18, 2003.
     In connection with the acquisition of ANFI, Inc. (“ANFI”), the Company assumed 988,389 options outstanding under ANFI’s existing option plans: the American National Financial, Inc. 1999 Stock Option Plan and the American National Financial, Inc. 1998 Stock Incentive Plan. The options granted under these plans generally had a term of 10 years. As of September 30, 2006, there were 411,655 options outstanding under these plans.
     In connection with the acquisition of Fidelity National Information Solutions, Inc. (“FNIS”), the Company assumed 2,585,387 options outstanding under FNIS’ existing option plans: the Fidelity National Information Solutions 2001 Stock Incentive Plan, the Vista Information Solutions, Inc. 1999 Stock Option Plan, the Micro General Corporation 1999 Stock Incentive Plan and the Micro General Corporation 1998 Stock Incentive Plan. The options granted under these plans generally had a term of 10 years. As of September 30, 2006, there were 734,788 options outstanding under these plans.
     In connection with the acquisition of Sanchez Computer Associates, Inc. (“Sanchez”), the Company assumed 1,024,588 options outstanding under Sanchez’ 1995 Stock Incentive Plan. The option granted under this plan generally had a term of 8 years. As of September 30, 2006, there were 280,797 options outstanding under this plan.

     In connection with the acquisition of InterCept, Inc. (“InterCept”), the Company assumed 1,708,155 options outstanding under InterCept’s existing option plans: the 2002 InterCept Stock Option Plan, 1996 InterCept Stock Option Plan, 1994 InterCept Option Plan and the Boggs InterCept Stock Option Plan. The options granted under these plans were fully vested prior to the acquisition and the majority of them had a remaining term of 90 days which expired on February 7, 2005. As of September 30, 2006, there were 315,203 options outstanding under these plans.
     In 2004, stockholders approved the Fidelity National Financial 2004 Omnibus Incentive Plan (the “2004 Plan”). The 2004 Plan authorized up to 12,500,000 shares, plus the number of shares subject to prior plan awards that are outstanding as of the effective date of the 2004 Plan and that are deemed not delivered under the prior plans because of certain conditions. As of September 30, 2006, there were 2,897,300 options outstanding under this plan. The options granted under this plan have a life of 8 years and vest over a three year period. The 2004 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other stock-based awards and dividend equivalents.
     Beginning in 2005, FNT and FIS also both issued stock options and restricted stock through their own plans. The awards outstanding under these plans impact the Company’s diluted earnings per share based on the impact they would have on earnings available to the Company if the options and awards were exercised and diluted the Company’s ownership percentage in the respective subsidiaries. For purposes of computing earnings per diluted share, FNF has to analyze the dilutive impact of outstanding options at its public subsidiaries, Fidelity National Title Group, Inc. and Fidelity National Information Services, Inc., and, if necessary, adjust the net earnings available to FNF shareholders before calculating earnings per diluted share. For the three-month and nine-month periods ended September 30, 2006, net earnings were reduced by $1.3 million and $2.9 million, respectively, resulting in a reduction of $0.01 and $0.02, respectively, in earnings per diluted share for each period.
     Transactions under all stock option plans, including stock options granted by the Company’s Board of Directors which are outside of the Company’s stock option plans, are as follows:

		Weighted Average
	Options	Exercise Price	Exercisable
Balance, December 31, 2005	15,890,293	$18.47	11,480,299
Granted	183,500	39.20
Exercised	2,837,625	13.69
Cancelled/Expired	196,910	38.23

Balance, September 30, 2006	13,039,258	$18.73	9,935,651
     The aggregate intrinsic value of options exercised in the nine-month periods ended September 30, 2006 and 2005 was $73.4 million and $100.5 million, respectively.
     The following table summarizes information related to stock options outstanding and exercisable as of September 30, 2006:

Options Outstanding							Options Exercisable
				Weighted		Intrinsic		Weighted
				Average	Weighted	Value at		Average	Weighted	Intrinsic
				Remaining	Average	September 30,		Remaining	Average	Value at
Range of Exercise			Number of	Contractual	Exercise	2006 (in	Number of	Contractual	Exercise	September 30,
Prices			Options	Life	Price	thousands)	Options	Life	Price	2006
$.02	—	5.97	2,039,668	2.47	$4.78	$75,203	2,039,668	2.47	$4.78	$75,203
5.98	—	9.35	1,176,301	4.20	7.71	39,921	1,176,301	4.20	7.71	39,921
9.36	—	9.52	1,209,402	4.54	9.52	38,854	1,209,402	4.54	9.52	38,854
9.53	—	11.10	1,297,673	3.22	10.45	40,488	1,297,673	3.22	10.45	40,488
11.11	—	24.83	1,748,098	5.39	15.61	45,526	1,592,846	5.38	15.56	41,556
24.84	—	25.32	2,182,677	5.95	25.32	35,644	1,246,746	5.95	25.32	20,360
25.33	—	32.61	215,293	3.49	29.60	2,593	190,100	3.04	29.29	2,350
32.62	—	33.03	1,748,246	6.00	33.02	15,082	590,980	5.93	33.02	5,101
33.04	—	42.02	1,170,614	7.25	35.03	7,745	340,649	7.09	35.02	2,259
42.03	—	171.86	251,286	4.45	50.39	(2,197)	251,286	4.45	50.39	(2,197)

$.02	—	171.86	13,039,258	4.82	$18.73	$298,859	9,935,651	4.35	$15.09	$263,895

     During the first quarter of 2006, the Company began accounting for stock based compensation under the provisions of SFAS 123R “Share Based Payment” (“SFAS No. 123R”) issued in December 2004 under the modified prospective method. Previous to this adoption, the Company had adopted the fair value recognition provisions of

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation in 2003. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. In 2003, the Company elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock- Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under the fair value method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. Prior year financial statements were not restated. The adoption of SFAS 123R using the modified prospective method did not have a material impact on the Company’s financial position or results of operations for the first nine months of 2006 as all options that were previously accounted for under prior methods were fully vested as of December 31, 2005. Net income reflects expenses of $11.1 million and $7.8 million for the quarters ended September 30, 2006 and 2005, respectively, and $56.8 million and $24.9 million for the nine-month periods ended September 30, 2006 and 2005, respectively, which is included in personnel costs in the reported financial results. During the third quarter of 2006 the compensation committee approved the immediate vesting of stock options and restricted stock shares previously granted to a director who retired from the board of directors in the third quarter. Stock based compensation expense for the three-month and nine-month periods ended September 30, 2006 include a $0.3 million charge for this acceleration of vesting. The expense for the first nine months of 2006 included $24.5 million in expense relating to performance based options at FIS for which the performance and market based criteria were met during the first quarter.
     The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions. The risk free interest rate used in the calculation is the rate that corresponds to the weighted average expected life of an option. The risk free interest rates used for options granted during the first nine months of 2006 and 2005 were 4.88% and 4.1%, respectively. The volatility factors for the expected market price of the common stock of 28.5% and 27.0%, respectively, were used for options granted in the first nine months of 2006 and 2005. The expected dividend yield rates used for the first nine months of 2006 and 2005 were 2.6% and 2.4%, respectively. Weighted average expected lives of 4.1 years and 4.0 years, respectively, were used for the first nine months of 2006 and 2005. The weighted average fair values of each option granted during the first nine months of 2006 and 2005 were $9.25 and $8.56, respectively.
     Pro forma information regarding net earnings and earnings per share is required by SFAS 123R, and has been determined as if the Company had accounted for all of its employee stock options under the fair value method of that statement. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards for the three-month and nine-month periods ended September 30, 2005:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	(In thousands, except
	per share amounts)
Net earnings, as reported	$214,403	$848,942

Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	4,918	15,483
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(5,215)	(16,448)

Pro forma net earnings	$214,106	$847,977

Earnings per share:
Basic — as reported	$1.24	$4.92
Basic — pro forma	$1.24	$4.91
Diluted — as reported	$1.21	$4.79
Diluted — pro forma	$1.20	$4.77
     At September 30, 2006, the total unrecognized compensation cost related to nonvested stock option grants was $20.4 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.2 years and the total unrecognized compensation cost related to nonvested restricted stock grants is $7.4 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.3 years. Also included in our consolidated stock-based compensation costs are stock based compensation at FNT and FIS. At September 30, 2006, the total unrecognized compensation costs related to FNT non-vested stock option grants was $6.8 million, which is expected to be recognized in pre-tax income over a weighted average period of 3.1 years and the total unrecognized compensation costs related to FNT non-vested restricted stock grants was $12.8 million, which is expected to be recognized in pre-tax income over a weighted average period of 3.0 years. At September 30, 2006, the total unrecognized compensation costs related to FIS non-vested stock option grants is $44.6 million, which is expected to be recognized in pre-tax income over a weighted average period of 2.2 years. There are no outstanding restricted stock grants at FIS.
Note G — Notes Payable
     Notes payable consist of the following:

	September 30,	December 31,
	2006	2005
FIS Term Loan A Facility, secured, interest payable at LIBOR plus 1.25% (6.58% at September 30, 2006), 0.25% quarterly principal amortization, due March, 2011	$788,000	$794,000
FIS Term Loan B Facility, secured, interest payable at LIBOR plus 1.75% (7.08% at September 30, 2006), 0.25% quarterly principal amortization, due March, 2013	1,730,000	1,760,000
FIS Syndicated credit agreement, secured, interest due quarterly at LIBOR plus 1.25% (Eurodollar borrowings) and Prime plus 0.25% (Base Rate borrowings) (6.58% and 8.5% at September 30, 2006), unused portion of $285.8 million at September 30, 2006, maturing March 2011	114,200	—
FNT Syndicated credit agreement, unsecured, at LIBOR plus 0.4%(5.72% at September 30, 2006, unused portion of $325 million at September 30, 2006)	75,000	100,000
Syndicated credit agreement, unsecured, interest due quarterly at LIBOR plus 1.25%, undrawn, unused portion of $250 million at September 30, 2006	—	—
Unsecured notes, net of discount, interest payable semi-annually at 4.75%, due September 2008	195,343	—
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	247,481	249,437
Unsecured notes net of discount, interest payable semi-annually at 5.25%, due March 2013	248,818	248,651
Other promissory notes with various interest rates and maturities	125,284	64,931

	$3,524,126	$3,217,019

     Through the merger with Certegy, the Company through FIS has an obligation to service $200 million (aggregate principal amount) of unsecured 4.75% fixed-rate notes due in 2008. The notes were recorded in purchase accounting at a discount of $5.7 million, which is being amortized over the term of the notes. The notes accrue interest at a rate of 4.75% per year, payable semi-annually in arrears on each March 15 and September 15. Through this merger, the Company also assumed approximately $22.2 million in other notes payable and as result of the merger FIS borrowed $180.0 million on its line of credit of which $65.8 million was repaid prior to September 30, 2006.
     Effective October 24, 2006, FNT repaid and terminated its $400 million credit agreement and entered into a credit agreement (the “FNT New Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto. The FNT New Credit Agreement provides for an $800 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. FNT has the option to increase the size of the credit facility by an additional $300 million, subject to certain requirements. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the FNT New Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) rate plus a margin of between .23%-.675%, depending on the Company’s then current senior unsecured long-term debt rating from the rating agencies. In addition, FNT will pay a commitment fee between .07%-.175% on the entire facility, also depending on the FNT’s senior unsecured long-term debt rating.
     The FNT New Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The FNT New Credit

Agreement requires the Company to maintain certain financial ratios and levels of capitalization. The FNT New Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the FNT New Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate.
     Principal maturities of notes payable at September 30, 2006, are as follows (dollars in thousands):

2006	$23,904
2007	55,600
2008	249,504
2009	61,590
2010	106,404
Thereafter	3,027,124

$3,524,126

Note H — Segment Information
     During 2005, the Company restructured its business segments to more accurately reflect a change in the Company’s current operating structure. Accordingly previously reported segment information has been restated to be consistent with the current presentation.
     Summarized financial information concerning the Company’s reportable segments is shown in the following table.
     As of and for the three months ended September 30, 2006 (dollars in thousands):

		Fidelity National
	Fidelity National	Information	Specialty	Corporate
	Title Group, Inc.	Services, Inc.	Insurance	and Other	Eliminations	Total
Title premiums	$1,183,141	$21,580	$—	$3,428	$(21,573)	$1,186,576
Other revenues	281,152	1,059,071	99,619	1,386	(45,916)	1,395,312
Intersegment revenue	—	(67,489)	—	—	67,489	—

Revenues from external customers	$1,464,293	$1,013,162	$99,619	$4,814	—	$2,581,888
Interest and investment income, including realized gains and (losses)	42,739	1,653	4,017	4,525	—	52,934

Total revenues	$1,507,032	$1,014,815	$103,636	$9,339	$—	$2,634,822

Depreciation and amortization	29,881	111,135	1,706	(552)	—	142,170
Interest expense	12,762	49,629	398	3,142	—	65,931
Earnings (loss) before income tax and minority interest	161,250	121,447	19,070	(6,284)	—	295,483
Income tax expense	57,241	42,902	7,343	2,434	—	109,920
Minority interest	610	(35)	—	57,417	—	57,992
Net earnings (loss)	103,399	78,580	11,727	(66,135)	—	127,571
Assets	6,143,478	7,432,119	487,861	455,954	—	14,519,412
Goodwill	1,101,761	3,782,225	44,856	(67,108)	—	4,861,734

     As of and for the three months ended September 30, 2005 (dollars in thousands):

		Fidelity National
	Fidelity National	Information	Specialty	Corporate
	Title Group, Inc.	Services, Inc.	Insurance	and Other	Eliminations	Total
Title premiums	$1,405,295	$23,998	$—	$(1,270)	$(23,239)	$1,404,784
Other revenues	336,371	674,111	95,448	(9,875)	(17,717)	1,078,338
Intersegment revenue	—	(40,956)	—	—	40,956	—

Revenues from external customers	$1,741,666	$657,153	$95,448	$(11,145)	—	$2,483,122
Interest and investment income, including realized gains and (losses)	32,577	5,878	2,387	3,921	—	44,763

Total revenues	$1,774,243	$663,031	$97,835	$(7,224)	—	$2,527,885

Depreciation and amortization	23,818	70,782	963	56	—	95,619
Interest expense	4,669	37,548	145	6,104	—	48,466
Earnings (loss) before income tax and minority interest	272,571	92,054	15,409	(5,516)	—	374,518
Income tax expense	102,137	32,245	6,008	3,799	—	144,189
Minority interest	700	1,917	—	13,309	—	15,926
Net earnings (loss)	169,734	57,892	9,401	(22,624)	—	214,403
Assets	6,042,067	2,887,843	201,140	1,778,729	—	10,909,779
Goodwill	1,074,017	1,354,572	22,669	425,524	—	2,876,782

     As of and for the nine months ended September 30, 2006 (dollars in thousands):

		Fidelity National
	Fidelity National	Information	Specialty	Corporate
	Title Group, Inc.	Services, Inc.	Insurance	and Other	Eliminations	Total
Title premiums	$3,472,576	$58,683	$—	$4,714	$(58,441)	$3,477,532
Other revenues	845,238	2,944,850	304,070	4,608	(112,212)	3,986,554
Intersegment revenue	—	(170,653)	—	—	170,653	—

Revenues from external customers	4,317,814	2,832,880	304,070	9,322	$—	$7,464,086
Interest and investment income, including realized gains and (losses)	137,771	6,831	11,410	13,992	—	170,004

Total revenues	$4,455,585	$2,839,711	$315,480	$23,314	$—	$7,634,090

Depreciation and amortization	83,312	318,304	4,678	(1,524)	—	404,770
Interest expense	36,462	141,930	979	4,165	—	183,536
Earnings (loss) before income tax and minority interest	300,903	183,926	41,043	(15,928)	—	509,944
Income tax expense	165,610	108,109	25,958	2,392	—	302,069
Minority interest	1,889	(41)	—	141,533	—	143,381
Net earnings (loss)	299,014	183,967	41,043	(157,461)	—	366,563
Assets	6,143,478	7,432,119	487,861	455,954	—	14,519,412
Goodwill	1,101,761	3,782,225	44,856	(67,108)	—	4,861,734

     As of and for the nine months ended September 30, 2005 (dollars in thousands):

		Fidelity National
	Fidelity National	Information	Specialty	Corporate
	Title Group, Inc.	Services, Inc.	Insurance	and Other	Eliminations	Total
Title premiums	$3,726,891	$61,290	$—	$(306)	$(61,290)	$3,726,585
Other revenues	899,856	1,997,112	248,276	(8,686)	(74,997)	3,061,561
Intersegment revenue	—	(136,287)	—	—	136,287	—

Revenues from external customers	$4,626,747	$1,922,115	$248,276	(8,992)	—	$6,788,146
Gain on issuance of subsidiary stock	—		—	—	—	—
Interest and investment income, including realized gains and (losses)	96,654	9,406	5,532	331,401	—	442,993

Total revenues	$4,723,401	$1,931,521	$253,808	$322,409	$—	$7,231,139

Depreciation and amortization	73,207	221,885	2,930	156	—	298,178
Interest expense	5,393	87,357	168	27,083	—	120,001
Earnings (loss) before income tax and minority interest	663,397	250,374	40,418	288,411	—	1,242,600
Income tax expense	248,774	93,139	15,561	(2,897)	—	354,577
Minority interest	1,992	6,171	—	30,918	—	39,081
Net earnings (loss)	412,631	151,064	24,857	260,390	—	848,942
Assets	6,042,067	2,887,843	201,140	1,778,729	—	10,909,779
Goodwill	1,074,017	1,354,572	22,669	425,524	—	2,876,782
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
Note J — Pension and Postretirement Benefits
     The following details the Company’s periodic (income) expense for pension and postretirement benefits:

	For the Three Months Ended September 30,
	2006	2005	2006	2005
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$—	$—	$2	$38
Interest cost	2,097	2,087	286	296
Expected return on assets	(2,453)	(1,959)	—	—
Amortization of prior service cost	—	—	(1,010)	(384)
Amortization of actuarial loss	2,217	2,207	467	137

Total net periodic (income) expense	$1,861	$2,335	$(255)	$87

	For the Nine Months Ended September 30,
	2006	2005	2006	2005
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$—	$—	$42	$114
Interest cost	6,291	6,261	814	888
Expected return on assets	(7,359)	(5,877)	—	—
Amortization of prior service cost	—	—	(2,215)	(1,152)
Amortization of actuarial loss	6,651	6,621	1,020	411

Total net periodic (income) expense	$5,583	$7,005	$(339)	$261

     There have been no material changes to the Company’s projected benefit payments under these plans since December 31, 2005.
     Through the Certegy and Kordoba acquisitions, the Company assumed certain liabilities relating to defined benefit plans at FIS. The total liabilities relating to those plans is $50.7 million and the impact on pretax earnings for the three months ended September 30, 2006 and 2005 was $0.6 million and $0.5 million, respectively, and for the nine months ended September 30, 2006 and 2005 was $1.9 million and $1.6 million, respectively. In connection with the Certegy merger, FIS announced that it will terminate and settle the Certegy U.S. Retirement Plan (pension plan) (see note B).
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
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that many of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that many of these matters involve multi-state class actions in which the applicable law for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In general, the dollar amount of damages sought is not specified. In those cases where plaintiffs have made a specific statement with regard to monetary damages, they often specify damages just below a jurisdictional limit regardless of the facts of the case. This represents the maximum they can seek without risking removal from state court to federal court. In the Company’s experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, it may experience.

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decision on its assessment of the ultimate outcome following all appeals.

•	In the opinion of the Company’s management, while some of these matters may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on its overall financial condition.
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
     A class action in Texas alleges that the Company overcharged for recording fees in Arizona, California, Colorado, Oklahoma and Texas. The suit seeks to recover the recording fees for the class that was overcharged, interest and attorney’s fees. The suit was filed in the United States District Court for the Western District of Texas, San Antonio Division on March 24, 2006. Similar suits are pending in Indiana, Kansas, and Missouri. The Company intends to vigorously defend these actions.
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
     None of the cases described above includes a statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial. One Ohio case states that the damages per class member are less than the jurisdictional limit for removal to federal court.
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
     In November 2006, the NYAG and NYSID raised an issue with respect to the applicability of the rate reduction to lenders’ policies. The Company and other defendants dispute this position.
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
     On July 3, 2006, the California Insurance Commissioner (“Commissioner”) issued a Notice of Proposed Action and Notice of Public Hearing (the “Notice”) relating to proposed regulations governing rate-making for title insurance (the “Proposed Regulations”). A hearing on the Proposed Regulations took place on August 30, 2006. If implemented, the Proposed Regulations would result in significant reductions in title insurance rates, which are likely to have a significant negative impact on the company’s California revenues. In addition, the Proposed Regulations would give the Commissioner the ability to set maximum allowable title insurance rates on a going-forward basis. It is possible that such maximum rates would be lower than the rates that the company would otherwise set. In addition, the Florida Office of Insurance Regulation (the “OIR”) has recently released three studies of the title insurance industry which purport to demonstrate that title insurance rates in Florida are too high and that the Florida title insurance industry is overwhelmingly dominated by five firms, which includes FNT. The studies recommend tying premium rates to loss ratios thereby making the rates a reflection of the actual risks born by the insurer. The OIR is presently developing a rule to govern the upcoming rate analysis and rate setting process and has said that it will use the information to begin a full review of the title insurance rates charged in Florida. New York, Connecticut, Nevada, New Mexico, Texas, and Washington insurance regulators have also announced similar inquiries (or other reviews of title insurance rates or practices) and other states could follow. At this stage, the Company is unable to predict what the outcome will be of these or any similar reviews.
     Canadian lawyers who have traditionally played a role in real property transactions in Canada allege that the Company’s practices in processing residential mortgages are the unauthorized practice of law. Their Law Societies have demanded an end to the practice, and have begun investigations into those practices. In several provinces bills have been filed that ostensibly would affect the way the Company does business. The Company is unable to predict the outcome of this inquiry or whether it will adversely affect the Company’s business or results of operations. In Missouri a class action is pending alleging that certain acts performed by the Company in closing real estate transactions are the unlawful practice of law. The Company intends to vigorously defend this action.
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
     The Company made a reclassification adjustment to the Consolidated Statements of Income, included within this Quarterly Report on Form10-Q, with regard to the presentation of interest and investment income and other operating expenses. This adjustment was necessary to properly reflect certain credits earned as a reduction of other operating expenses as opposed to an increase in investment income. The adjustment resulted in a reduction of interest and investment income of $2.6 million for the quarter ended September 30, 2005 and $10.3 million and $5.9 million for the nine month periods ended September 30, 2006 and 2005, respectively, and a corresponding reduction of other operating expenses. This adjustment had no effect on net income.
     The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Overview
     Through the third quarter of 2006, we are a holding company that is a provider of outsourced products and services to a variety of industries. During 2005, we completed certain strategic initiatives, including contributing our title operations to a newly formed subsidiary, Fidelity National Title Group, Inc. (“FNT”) (NYSE:FNT) which in turn became a majority-owned, publicly traded company; selling a minority interest in our subsidiary Fidelity National Information Services, Inc. and agreeing to merge it with a separate publicly traded company, Certegy Inc. (“Certegy”). The merged entity is now known as Fidelity National Information Services, Inc. (“FIS”) (NYSE:FIS). Through FNT, we are one of the United States’ largest title insurance companies, with an approximate 29.0% national market share in 2005. Through FIS, we provide industry leading data processing, payment and risk management services to financial institutions and retailers. Through our other wholly-owned subsidiaries, we are a leading provider of specialty insurance products, including flood insurance, homeowners insurance and home warranty insurance. Since February 1, 2006 when we closed our acquisition of an approximately 40% interest in Sedgwick CMS (“Sedgwick”), we are now a provider of outsourced insurance claims management services to large corporate and public sector entities.
     We have four reporting segments:
•	Fidelity National Title Group, Inc. This segment consists of the operations of our majority owned subsidiary, FNT. FNT’s title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issued approximately 29.0% of all title insurance policies issued nationally during 2005. FNT provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Fidelity National Information Services, Inc. This segment consists of the operations of our majority owned subsidiary, FIS. FIS provides transaction processing services, consisting principally of technology solutions for banks and other financial institutions, credit and debit card services and check risk management and related services for retailers and others. FIS also provides lender processing services, consisting principally of technology solutions for mortgage lenders, selected mortgage origination services such as title agency and closing services, default management and mortgage information services. FIS’s credit and debit card services and check risk management services were added through our merger with Certegy. This merger closed in February 2006. Consequently, these businesses are not included in the financial information in this report for periods prior to February 1, 2006.

•	Specialty Insurance. The specialty insurance segment, consisting of our various non-title insurance subsidiaries, issues flood, home warranty, homeowners, automobile and certain niche personal lines insurance policies.

•	Corporate and Other. The corporate and other segment consists of the operations of the parent holding company (including certain smaller business and investments) and certain other unallocated corporate overhead expenses.
     On June 25, 2006, the Company entered into a Securities Exchange and Distribution Agreement (the “SEDA”) with FNT and a merger agreement with FIS (both amended and restated as of September 18, 2006), providing for the elimination of FNF’s holding company structure, the sale of certain of FNF’s assets and liabilities to FNT in exchange for shares of FNT stock, and the distribution of FNF’s ownership stake in FNT to FNF shareholders. Pursuant to the SEDA, on October 24, 2006, FNT completed the acquisition of substantially all of the assets and liabilities of FNF (other than FNF’s interests in FIS and in FNF Capital Leasing, Inc., a small subsidiary) in exchange for 45,265,956 shares of FNT’s Class A common stock (the “Asset Contribution”). The assets transferred included FNF’s specialty insurance business, its interest in certain claims management operations, certain timber and real estate holdings and certain smaller operations, together with all cash and certain investment assets held by FNF as of October 24, 2006. In connection with the Asset Contribution, FNF converted all of the FNT Class B common stock held by FNF into FNT Class A common stock and distributed the shares acquired by FNF from FNT, together with the converted shares, to holders of record of FNF common stock as of October 17, 2006 in a tax-free distribution (the “2006 Distribution”). As a result of the 2006 Distribution, FNF no longer owns any common stock of FNT and FNT is now a stand alone public company with all of its approximately 218.7 million shares held by the public. Also, on November 9, 2006, FNF will merge with and into FIS, after which FNT will legally change its name to Fidelity National Financial, Inc. (“New FNF”). Beginning on November 10, 2006, FNT’s common stock will trade on the New York Stock Exchange under the trading symbol FNF. FNF’s current chairman of the board and chief executive officer, William P. Foley, II, has assumed the same positions in New FNF and the position of executive chairman of the board of FIS. Other key members of FNF’s senior management will also continue their involvement in both New FNF and FIS in executive capacities.
     Acquisitions among entities under common control such as the Asset Contribution are not considered business combinations and are to be accounted for at historical cost in accordance with EITF 90-5, Exchanges of Ownership Interests between Enterprises under Common Control. Furthermore, the substance of the proposed transactions and the merger is effectively a reverse spin-off of FIS by FNF in accordance with EITF 02-11, Accounting for Reverse Spinoffs. Accordingly, the historical financial statements of FNF will become those of FNT; however, the criteria to account for FIS as discontinued operations as prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets will not be met. This is primarily due to the continuing involvement of FNT with and significant influence that FNT will have over FIS subsequent to the merger through common board members, common senior management and continuing business relationships. It is expected that FIS will continue to be included in FNF’s consolidated financial statements through the date of completion of the SEDA.
Factors Affecting Comparability
     Our Condensed Consolidated Statements of Earnings for the three-month and nine-month periods ended September 30, 2006 include the results of operations of Certegy Inc. (“Certegy”), which was acquired on February 1, 2006, as discussed in Note B of Notes to Condensed Consolidated Financial Statements. This acquisition may affect the comparability of our 2006 and 2005 results of operations, particularly with respect to FIS in which the operating results of Certegy are included since its merger date. Our 2005 results also include a gain of $318.2 million on the sale of a minority interest in FIS and additional minority interest expense relating to that transaction and to the FNT distribution.
Results of Operations
Consolidated Results of Operations
     Net Earnings. The following table presents certain financial data for the years indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)
Total revenue	$2,634,822	$2,527,885	$7,634,090	$7,231,139

Total expenses	$2,339,339	$2,153,367	$6,822,077	$5,988,539

Net earnings	$127,571	$214,403	$366,563	$848,942

Basic net earnings per share	$0.72	$1.24	$2.09	$4.92

Diluted net earnings per share	$0.70	$1.21	$2.02	$4.79

     Revenue. The following table presents the components of our revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Direct title insurance premiums	$485,043	$641,542	$1,479,415	$1,702,397
Agency title insurance premiums	701,533	763,242	1,998,117	2,024,188
Escrow and other title related fees	267,744	323,506	808,468	864,472
Transaction processing	1,013,372	646,447	2,832,638	1,912,168
Specialty insurance	99,619	95,448	304,070	248,276
Interest and investment income	48,129	36,064	139,883	90,503
Realized gains and losses, net	4,805	8,699	30,121	34,281
Gain on issuance of subsidiary stock	—	—	—	318,209
Other income	14,577	12,937	41,378	36,645

Total revenue	$2,634,822	$2,527,885	$7,634,090	$7,231,139

Orders opened by direct title operations (1)	811,400	976,600	2,490,700	2,843,600
Orders closed by direct title operations (1)	521,900	694,000	1,602,700	1,891,100

(1)	These measures are used by management to judge productivity and are a measure of transaction volume for our title businesses. An order is opened when we receive a customer order and is closed when the related real estate transaction closes, which typically takes 45-60 days from the opening of an order.
Revenues
     Total consolidated revenues for the third quarter of 2006 increased $106.9 million or 4.2% to $2,634.8 million, primarily due to a $366.9 million increase in transaction processing revenues, and a $12.1 million increase in interest and investment income, partially offset by decreases in direct and agency title insurance premiums of $156.5 million and $61.7 million, respectively, and a decrease of $55.8 million in escrow and other title related fees. Total consolidated revenues for the first nine months of 2006 increased $402.9 million or 5.6% to $7,634.1 million, primarily due to a $920.5 million increase in transaction processing revenues, a $55.8 million increase in specialty insurance revenues, and a $49.4 million increase in interest and investment income, offset by a $318.2 million gain recognized in the 2005 period relating to the issuance of subsidiary stock in the sale of a minority interest in FIS, decreases in direct and agency title insurance premiums of $223.0 million and $26.1 million, respectively, and a decrease of $56.0 million in escrow and other title related fees. Excluding the net gain on issuance of subsidiary stock, total revenue increased $721.2 million or 10.4% as compared to the prior year period. The large increases in transaction processing revenues attributable to FIS for the three-month and nine-month periods ended September 30, 2006 compared to 2005 were due to $290.3 million and $761.9 million, respectively, of revenues from the inclusion of the results of Certegy from its merger date of February 1, 2006 through September 30, 2006 and an increase in revenues from the historically owned transaction processing and lender processing businesses within FIS. The increases in specialty insurance revenues were primarily the result of additional flood claim processing revenues resulting from the 2005 hurricane season and increased revenues from the homeowner’s insurance businesses.
     Consolidated title insurance premiums for the three and nine-month periods were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2006	%	2005	%	2006	%	2005	%
	(Dollars in thousands)				(Dollars in thousands)
Title premiums from direct operations (1)	$485,043	40.9%	$641,542	45.7%	$1,479,415	42.5%	$1,702,397	45.7%
Title premiums from agency operations (1)	701,533	59.1%	763,242	54.3%	1,998,117	57.5%	2,024,188	54.3%

Total	$1,186,576	100.0%	$1,404,784	100.0%	$3,477,532	100.0%	$3,726,585	100.0%

(1)	Includes premiums reported by FNT and FIS.
     Title insurance premiums decreased 15.5% to $1,186.6 million in the third quarter of 2006 as compared with the third quarter of 2005. The decrease was made up of a $156.5 million or 24.4% decrease in direct premiums and a $61.7 million or 8.1% decrease in premiums from agency operations. Title insurance premiums decreased 6.7% to $3,477.5 million in the first nine months of 2006 as compared with the first nine months of 2005. The decrease was made up of a $223.0 million or 13.1% decrease in direct premiums and a $26.1 million or 1.3% decrease in premiums from agency operations.
     The decreased level of direct title premiums is the result of a decrease in closed order volume and was partially offset by an increase in fee per file, reflecting a declining refinance market and a slowing purchase market. Closed order volumes decreased to 521,900 in the third quarter of 2006 compared to 694,000 in the third quarter of 2005 and to 1,602,700 in the first nine months of 2006 compared to 1,891,100 in the first nine months of 2005. The average fee per file in our direct operations was $1,406 in the third quarter of 2006 compared to $1,370 in the third quarter of 2005 and $1,391 in the first nine months of 2006 compared to $1,341 in the first nine months of 2005, reflecting a strong commercial market, the decrease in refinance activity, and continued appreciation in home prices. The fee per file tends to increase as mortgage interest rates rise, and the mix of business changes from a predominantly refinance-driven market to more of a resale-driven market because resale transactions generally involve the issuance of both a lender’s policy and an owner’s policy whereas refinance transactions typically only require a lender’s policy.
     We are using accrual basis accounting to record agency premiums in a manner that is generally consistent with direct premium activity because our agents typically experience the same market conditions that other direct title insurance companies experience. The changes in agency premiums during the three-month and nine-month periods ended September 30, 2006 as compared to the corresponding 2005 periods were more favorable than the changes in direct premiums due to the fact that title insurance markets are currently stronger in geographic regions where title insurance business is more agency driven. During the third quarter and first nine months of 2006, agency premiums decreased 8.1% and 1.3%, respectively, compared to the corresponding 2005 periods, while direct title premiums decreased 24.4% and 13.1%, respectively, during the same periods.
     Trends in escrow and other title related fees are, to some extent, related to title insurance activity generated by our direct operations. Escrow fees, which are more directly related to our direct operations than are other title related fees, fluctuated in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts. Escrow and other title related fees were $267.7 million and $323.5 million for the third quarters of 2006 and 2005, respectively, and $808.5 million and $864.5 million in the first nine months of 2006 and 2005, respectively.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in the third quarter of 2006 was $48.1 million, compared with $36.1 million in the third quarter of 2005, an increase of $12.0 million, or 33.5%. Interest and investment income in the first nine months of 2006 was $139.9 million, compared with $90.5 million in the first nine months of 2005. The increases are primarily due to increases in interest rates for cash and short-term investments, increases in earnings from the securities lending program, increases in average balances and yield rates for long-term fixed income assets, and, for the nine month periods, a special dividend paid on our holdings of Certegy Inc. common stock in the first quarter of 2006 before its merger with FIS.
     Net realized gains for the third quarter of 2006 decreased to $4.8 million compared to $8.7 million for the third quarter of 2005, primarily due to a gain on sale of real estate in the 2005 period and capital losses in the 2006 period with no capital losses in the 2005 period, partially offset by lower impairment charges and higher capital gains in the 2006 period. During the third quarter of 2006, the Company recorded an impairment charge on an equity investment that it considered to be other-than-temporarily impaired, resulting in a charge of $9.1 million, compared to impairment charges totaling $14.9 million on two equity investments in the third quarter of 2005. Net realized gains for the first nine months of 2006 decreased to $30.1 million from $34.3 million in the first nine months of 2005, primarily due to lower net realized gains on other assets, including the 2005 sale of real estate mentioned above, partially offset by the lower third quarter impairment charges mentioned above and lower capital losses in 2006.
     Expenses. The following table presents the components of our expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Personnel costs	$863,163	$841,051	$2,632,935	$2,396,243
Other operating expenses	610,732	442,001	1,706,137	1,282,250
Agent commissions	538,700	590,876	1,537,489	1,558,547
Depreciation and amortization	142,170	95,619	404,770	298,178
Provision for claim losses	118,643	135,354	357,210	333,320
Interest expense	65,931	48,466	183,536	120,001

Total expenses	$2,339,339	$2,153,367	$6,822,077	$5,988,539

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
     Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $863.2 million and $841.1 million for the third quarters of 2006 and 2005, respectively, and $2,632.9 million and $2,396.2 million for the first nine months of 2006 and 2005, respectively. Personnel costs, as a percentage of total revenue (excluding the $318.2 million gain in 2005 on issuance of subsidiary stock), were 32.8% and 33.3% in the third quarters of 2006 and 2005, respectively, and 34.5% and 33.1% for the first nine months of 2006 and 2005, respectively. The increase of $22.1 million in the third quarter is primarily due to an increase of $98.9 million in personnel costs at FIS primarily resulting from the merger with Certegy, offset by a decrease at FNT of $75.3 million. The increase of $236.7 million in the nine month periods is primarily a result of the Certegy merger and includes a $24.5 million stock-based compensation charge in the first quarter relating to performance based options at FIS for which the vesting criteria was met during the quarter, offset by an FNT decrease of $61.2 million or 4.3% primarily due to the decline in direct title premiums and escrow and other fees and a corresponding decrease in personnel costs relating thereto, partially offset by an increase in compensation costs resulting from increased competition for personnel in the western part of the country driving increases in compensation in certain geographic regions. On a consolidated basis, total stock-based compensation costs were $11.1 million and $7.8 million for the three months ended September 30, 2006 and 2005, respectively and $56.8 million and $24.9 million for the nine months ended September 30, 2006 and 2005, respectively. Excluding the $24.1 million charge mentioned above, stock based compensation costs for the nine month periods were more comparable at $32.7 million to $24.9 million, respectively. The Company adopted SFAS 123 in 2003 and none of the additional expense relates to the adoption of SFAS 123R in the period as all options that were not accounted for under the fair value method were fully vested as of December 31, 2005.

     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance, depreciation, amortization of other intangibles and trade and notes receivable allowances. Other operating expenses totaled $610.7 million and $442.0 million for the three months ended September 30, 2006 and 2005, respectively, and $1,706.1 million and $1,282.2 million for the nine months ended September 30, 2006 and 2005, respectively. The increases of $168.7 million or 38.2% in the third quarter and $423.9 million or 33.1% in the nine month period primarily relate to increases at FIS relating to the Certegy merger.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended September 30,				Nine months ended September 30,
	2006	%	2005	%	2006	%	2005	%
	(Dollars in thousands)				(Dollars in thousands)
Agent premiums	$701,533	100.0%	$763,242	100.0%	$1,998,117	100.0%	$2,024,188	100.0%
Agent commissions	538,700	76.8%	590,876	77.4%	1,537,489	76.9%	1,558,547	77.0%

Net	$162,833	23.2%	$172,366	22.6%	$460,628	23.1%	$465,641	23.0%

     Net margin from agency title insurance premiums as a percentage of total agency premiums increased in the third quarter and first nine months of 2006 compared with the same periods in 2005 due to differences in the percentages of premiums retained by agents as commissions across different geographic regions.
     Depreciation and amortization was $142.2 million and $95.6 million in the third quarters of 2006 and 2005, respectively, and $404.8 million and $298.2 million in the first nine months of 2006 and 2005, respectively. The increases in depreciation and amortization of $46.6 million in the third quarter and $106.6 million in the nine month period were primarily due to increased amortization of intangible assets and software acquired in 2006 and 2005, including the eight months since the Certegy merger.
     The provision for claim losses includes an estimate of anticipated title and title related claims, escrow losses and homeowner’s claims relating to our specialty insurance segment. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $88.9 million and $103.4 million in the third quarters of 2006 and 2005, respectively, and $260.4 million and $254.3 million in the first nine months of 2006 and 2005, respectively. Our claim loss provision as a percentage of total title premiums was 7.5% in the 2006 periods and 7.4% and 6.8% for the three month and nine month periods ended September 30, 2005. The claim loss provision for our specialty insurance businesses was $29.7 million and $31.9 million in the third quarters of 2006 and 2005, respectively, and $96.6 million and $78.8 million in the first nine months of 2006 and 2005, respectively, with the increase for the nine month period resulting from the increase in volume of business in the homeowners and home warranty lines.
     Interest expense was $65.9 million and $48.5 million in the third quarters of 2006 and 2005, respectively, and $183.5 million and $120.0 million in the first nine months of 2006 and 2005, respectively. The increases of $17.4 million in the third quarter and $63.5 million in the nine month period are the result of increases in interest rates and average borrowings as compared to the prior year.
     Income tax expense as a percentage of earnings before income taxes excluding the 2005 gain on the issuance of subsidiary stock, for which no taxes were provided, was 37.2% and 38.5% for the third quarters of 2006 and 2005, respectively, and 37.2% and 38.4% for the first nine months of 2006 and 2005, respectively. No income taxes were provided for the 2005 gain on the issuance of subsidiary stock as the Company’s tax basis in its investment in FIS exceeded the book basis on the date of the sale. Income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year.
     Minority interest was $58.0 million and $15.9 million for the third quarters of 2006 and 2005, respectively, and $143.4 million and $39.1 million for the first nine months of 2006 and 2005, respectively. The increases in minority interest expense are attributable to earnings generated by FIS, for which as of February 1, 2006, our ownership was reduced from 75% to 51% and FNT, of which, as of October 2005, our ownership was reduced from 100% to 82.5%.
     Net earnings were $127.6 million and $214.4 million for the third quarters of 2006 and 2005, respectively and $366.6 million and $848.9 million ($530.7 million excluding the $318.2 million gain on sale of subsidiary stock) for the first nine months of 2006 and 2005, respectively.
Segment Results of Operations
Fidelity National Title Group, Inc.
Results of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
REVENUE:
Direct title insurance premiums	$461,340	$626,178	$1,413,641	$1,643,574
Agency title insurance premiums	721,801	779,117	2,058,935	2,083,317
Escrow and other title related fees	269,188	324,910	810,845	868,375
Interest and investment income	41,261	28,994	115,680	71,149
Realized gains and losses, net	1,478	3,583	22,091	25,505
Other income	11,964	11,461	34,393	31,481

Total revenue	1,507,032	1,774,243	4,455,585	4,723,401
EXPENSES:
Personnel costs	436,064	511,325	1,354,720	1,415,928
Other operating expenses	223,359	246,109	666,587	693,927
Agent commissions	555,010	612,139	1,587,547	1,617,260
Depreciation and amortization	29,881	23,818	83,312	73,207
Provision for claim losses	88,706	103,612	260,444	254,289
Interest expense	12,762	4,669	36,462	5,393

Total expenses	1,345,782	1,501,672	3,989,072	4,060,004

Earnings before income taxes and minority interest	161,250	272,571	466,513	663,397
Income tax expense	57,241	102,137	165,610	248,774

Earnings before minority interest	104,009	170,434	300,903	414,623
Minority interest	610	700	1,889	1,992

Net earnings	$103,399	$169,734	$299,014	$412,631

     Total revenues decreased $267.2 million or 15.1% for the third quarter of 2006 to $1,507.0 million and decreased $267.8 million or 5.7% for the first nine months of 2006 to $4,455.6 million.

     Total title insurance premiums for the three-month and nine-month periods were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2006	%	2005	%	2006	%	2005	%
	(Dollars in thousands)
Title premiums from direct operations	$461,340	39.0%	$626,178	44.6%	$1,413,641	40.7%	1,643,574	44.1%
Title premiums from agency operations	721,801	61.0%	779,117	55.4%	2,058,935	59.3%	2,083,317	55.9%

Total	$1,183,141	100.0%	$1,405,295	100.0%	$3,472,576	100.0%	$3,726,891	100.0%

     Title insurance premiums decreased 15.8% to $1,183.1 million in the third quarter of 2006 as compared with the third quarter of 2005. The decrease was made up of a $164.8 million, or 26.3%, decrease in direct premiums and a $57.3 million, or 7.4%, decrease in premiums from agency operations. Title insurance premiums decreased 6.8% to $3,472.6 million in the first nine months of 2006 as compared with the first nine months of 2005. The decrease was made up of a $229.9 million, or 14.0%, decrease in direct premiums and a $24.4 million, or 1.2%, decrease in premiums from agency operations.
     The decreased level of direct title premiums in the third quarter is the result of a 27.0% decrease in closed order volume and was partially offset by a 4.9% increase in fee per file, reflecting a declining refinance market and a slowing purchase market. Closed order volumes decreased to 440,200 in the third quarter of 2006 compared to 602,900 in the third quarter of 2005 and to 1,350,300 in the first nine months of 2006 compared to 1,651,800 in the first nine months of 2005. The average fee per file in our direct operations was $1,582 in the third quarter of 2006 compared to $1,508 in the third quarter of 2005 and $1,571 in the first nine months of 2006 compared to $1,469 in the first nine months of 2005, reflecting a strong commercial market, the decrease in refinance activity, and continued appreciation in home prices. The fee per file tends to increase as mortgage interest rates rise, and the mix of business changes from a predominantly refinance-driven market to more of a resale-driven market because resale transactions generally involve the issuance of both a lender’s policy and an owner’s policy whereas refinance transactions typically only require a lender’s policy.
     We are using accrual basis accounting to record agency premiums in a manner that is consistent with direct premium activity because our agents experience the same market conditions that other direct title insurance companies experience. The changes in agency premiums during the three-month and nine-month periods ended September 30, 2006 as compared to the corresponding 2005 periods were more favorable than the changes in direct premiums due to the fact that title insurance markets are currently stronger in geographic regions where title insurance business is more agency driven. During the third quarter and first nine months of 2006, agency premiums decreased 7.4% and 1.2%, respectively, compared to the corresponding 2005 periods, while direct title premiums decreased 26.3% and 14.0%, respectively, during the same periods. Agency revenues from FIS title agency businesses were $24.8 million and $26.8 million in the third quarter of 2006 and 2005, respectively, and $66.7 million and $69.7 million in the first nine months of 2006 and 2005, respectively.
     Trends in escrow and other title related fees are, to some extent, related to title insurance activity generated by our direct operations. Escrow and other title related fees were $269.2 million and $324.9 million for the third quarters of 2006 and 2005, respectively and $810.8 million and $868.4 million for the first nine months of 2006 and 2005, respectively. Escrow fees, which are more directly related to our direct operations than our other title related fees, decreased $52.3 million, or 23.9%, in the third quarter of 2006 compared to the third quarter of 2005, and $76.8 million, or 13.1%, in the first nine months of 2006 compared to the first nine months of 2005, consistent with the decrease in direct title premiums. Other title-related fees decreased $3.5 million, or 3.3%, for the third quarter of 2006 compared to the third quarter of 2005 and increased $19.2 million, or 6.8%, for the first nine months of 2006 compared to the first nine months of 2005, representing growth in the Canadian real estate market, including growth in our market share and the strength of the Canadian dollar, growth in other operations not directly related to title insurance, and acquisitions, including the acquisition of Service Link in August 2005.

     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in the third quarter of 2006 was $41.3 million, compared with $29.0 million in the third quarter of 2005, an increase of $12.3 million, or 42.3%. Interest and investment income in the first nine months of 2006 was $115.7 million, compared with $71.1 million in the first nine months of 2005. The increases are primarily due to increases in interest rates for cash and short-term investments, increases in earnings from the securities lending program, increases in average balances and yield rates for long-term fixed income assets, and, for the nine month periods, a special dividend paid on our holdings of Certegy Inc. common stock in the first quarter of 2006 before its merger with FIS.
     Net realized gains for the third quarter of 2006 decreased to $1.5 million compared to $3.6 million for the third quarter of 2005, primarily due to a gain on sale of real estate in the 2005 period and capital losses in the 2006 period with no capital losses in the 2005 period, partially offset by higher capital gains and lower impairment charges in the 2006 period. . During the third quarter of 2006, the Company recorded an impairment charge on an investment that it considered to be other-than-temporarily impaired, resulting in a charge of $8.4 million, compared to impairment charges totaling $13.6 million on two investments in the third quarter of 2005. Net realized gains for the first nine months of 2006 decreased to $22.1 million from $25.5 million in the first nine months of 2005, primarily due to lower net realized gains on other assets, including the 2005 sale of real estate mentioned above, partially offset by the lower third quarter impairment charges mentioned above and lower capital losses in 2006.
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
     Personnel costs include base salaries, commissions, benefits, bonuses and stock based compensation paid to employees and are one of our most significant operating expenses. Personnel costs totaled $436.1 million and $511.3 million for the third quarters of 2006 and 2005, respectively, and $1,354.7 million and $1,415.9 million for the first nine months of 2006 and 2005, respectively. Personnel costs as a percentage of total revenues from direct title premiums and escrow and other fees increased to 59.7% for the third quarter of 2006 from 53.8% for the third quarter of 2005 and to 60.9% for the first nine months of 2006 from 56.4% for the first nine months of 2005. The decrease in personnel costs in dollar terms for the third quarter of 2006 as compared to the third quarter of 2005 is primarily the result of the decreases in direct title premiums and escrow and other fees, partially offset by an increase in compensation costs resulting from increased competition for personnel in the western part of the country. Average employee count decreased to 18,120 in the third quarter of 2006 from 19,949 in the third quarter of 2005, primarily due to the decrease in orders, partially offset by the 2005 acquisition of Service Link. Average annualized personnel cost per employee decreased in the third quarter of 2006 compared to the third quarter of 2005, primarily due to decreases in variable personnel costs such as overtime, commissions and bonuses. The decrease in personnel costs for the first nine months of 2006 as compared to the first nine months of 2005 is primarily the result of decreases in direct title premiums and escrow and other fees as mentioned above, partially offset by increased salary and benefit costs due to competition. Average employee count decreased to 18,677 in the first nine months of 2006 from 19,115 in the first nine months of 2005, primarily due to the decrease in orders, partially offset by the acquisition of Service Link. Average annualized personnel cost per employee decreased in the first nine months of 2006 compared to the first nine months of 2005, primarily due to decreases in variable personnel costs such as overtime, commissions and bonuses, partially offset by increases in fixed personnel costs caused by competition. Stock-based compensation costs were $3.5 million and $3.3 million for the third quarters of 2006 and 2005, respectively, and $10.1 million and $8.9 million for the first nine months of 2006 and 2005, respectively. None of the additional expense relates to the Company’s adoption on January 1, 2006, of Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”) because all options that were not previously accounted for under the fair value method were fully vested as of December 31, 2005.

     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance and trade and notes receivable allowances. Other operating expenses totaled $223.4 million and $246.1 million for the third quarters of 2006 and 2005, respectively, and $666.6 million and $699.8 million for the first nine months of 2006 and 2005, respectively. Other operating expenses as a percentage of total revenues from direct title premiums and escrow and other fees were 30.6% and 25.9% for the third quarters of 2006 and 2005, respectively, and 30.0% and 27.6% for the first nine months of 2006 and 2005, respectively.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended September 30,				Nine months ended September 30,
	2006	%	2005	%	2006	%	2005	%
	(Dollars in thousands)
Agent premiums	$721,801	100.0%	$779,117	100.0%	$2,058,935	100.0%	$2,083,317	100.0%
Agent commissions	555,010	76.9%	612,139	78.6%	1,587,547	77.1%	1,617,260	77.6%

Net	$166,791	23.1%	$166,978	21.4%	$471,388	22.9%	$466,057	22.4%

     Net margin from agency title insurance premiums as a percentage of total agency premiums increased in the third quarter and first nine months of 2006 compared with the third quarter and nine months of 2005, respectively, due to differences in the percentages of premiums retained by agents as commissions across different geographic regions.
     Depreciation and amortization was $29.9 million in the third quarter of 2006 as compared to $23.8 million in the third quarter of 2005 and $83.3 million in the first nine months of 2006 as compared to $73.2 million in the first nine months of 2005.
     The provision for claim losses includes an estimate of anticipated title and title related claims and escrow losses. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $88.7 million in the third quarter of 2006 as compared to $103.6 million in the third quarter of 2005 and $260.4 million in the first nine months of 2006 as compared to $254.3 million in the first nine months of 2005. Our claim loss provision as a percentage of total title premiums was 7.5% in the third quarter and first nine months of 2006 and 7.4% in the third quarter and 6.8 % for the first nine months of 2005.
     Interest expense increased to $12.8 million in the third quarter of 2006 from $4.7 million in the third quarter of 2005 and to $36.5 million in the first nine months of 2006 from $5.4 million in the first nine months of 2005, due to increases in average debt. Average debt increased to approximately $573.1 million and $587.1 million in the third quarter and first nine months of 2006, respectively, from approximately $85.2 million and $11.7 million in the third quarter and first nine months of 2005, respectively. Increases in average debt during the 2006 periods as compared to the 2005 periods is primarily due to two January 2006 public bond issuances with balances at September 30, 2006 of $240,841 and $248,818 and interest payable at 7.3% and 5.25% respectively (collectively the “Public Bonds”). In January of 2006, FNT issued the Public Bonds in exchange for an equal amount of the outstanding FNF bonds with the same terms. FNT then delivered the FNF bonds to FNF in payment of two intercompany notes payable to FNF. (See Note E to the Condensed Financial Statements.)
     Income tax expense as a percentage of earnings before income taxes was 35.5% for the third quarter and first nine months of 2006 and 37.5% for the third quarter and first nine months of 2005. Income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year. The decrease in the 2006 periods as compared to the 2005 periods is due to an increased proportion of tax-exempt interest income in the 2006 periods.
     Net earnings were $103.4 million and $169.7 million for the third quarters of 2006 and 2005, respectively, and $299.0 million and $412.6 million for the first nine months of 2006 and 2005, respectively.
Fidelity National Information Services, Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$1,080,651	$698,110	$3,003,533	$2,058,403
Interest and investment income	361	1,733	3,500	4,826
Realized gains and losses, net	1,292	4,145	3,331	4,580

Total revenue	1,082,304	703,988	3,010,364	2,067,809

Personnel costs	416,733	317,821	1,245,945	946,442
Other operating expenses	383,120	185,710	1,011,725	561,467
Depreciation and amortization	111,135	70,783	318,304	221,885
Provision for claim loss	240	72	425	284
Interest expense	49,629	37,548	141,930	87,357

Total expenses	960,857	611,934	2,718,329	1,817,435

Earnings before income taxes and minority interest	121,447	92,054	292,035	250,374
Income tax expense	42,902	32,245	108,109	93,139
Minority interest expense	(35)	1,917	(41)	6,171

Net earnings	$78,580	$57,892	$183,967	$151,064

Revenues
     Revenues at FIS were $1,082.3 million and $704.0 million in the third quarters of 2006 and 2005, respectively. The $382.5 million increase in revenues in 2006 compared with the 2005 period includes recording revenues from Certegy following the 2006 merger, which contributed $290.3 million of the increase. Certegy’s revenues come primarily from its credit card processing business and check services businesses. Revenues at FIS were $3,010.4 million and $2,067.8 million in the nine months periods of 2006 and 2005, respectively with the increase primarily made up of $761.9 million in revenue from Certegy since the February 1, 2006 acquisition date with increases in FIS’s integrated financial solutions business and lender processing services making up the rest of the increase.
Expenses
     Personnel costs were $416.7 million and $317.8 million in the third quarters of 2006 and 2005, respectively. The increase in the 2006 quarter as compared to the prior year quarter is consistent with the increase in revenue relating to the 2006 merger with Certegy. As a percentage of revenues, personnel costs were 38.5% and 45.1% in the third quarters of 2006 and 2005, respectively. Personnel costs were $1,245.9 million and $946.4 million in the nine month periods of 2006 and 2005, respectively. The increase for the nine month period was also attributable to the 2006 merger with Certegy and the inclusion of a $24.5 million expense relating to the performance based options granted at FIS in March 2005 for which the performance criteria were met during the first quarter of 2006. As a percentage of revenues, personnel costs were 41.4% and 45.8% in the nine month periods of 2006 and 2005, respectively.
     Other operating expenses were $383.1 million and $185.2 million in the third quarters of 2006 and 2005, respectively. The increase of $197.9 million for the 2006 period as compared with the prior year period was primarily the result of the above mentioned merger with Certegy. Other operating expenses were $1,011.7 million and $561.5 million in the nine month periods of 2006 and 2005, respectively.
     Depreciation and amortization costs were $111.1 million and $71.3 million in the third quarters of 2006 and 2005, respectively. The increase of $39.8 million relates primarily to the amortization of intangible assets and computer software acquired in the 2006 merger with Certegy which contributed $27.9 million of the increase. Depreciation and amortization costs were $318.3 million and $221.9 million in the nine months periods of 2006 and 2005, respectively.

     Interest expense was $49.6 million in the third quarter of 2006 as compared to $37.5 million in the third quarter of 2005 related primarily to increased interest rates and increased average borrowings. For the nine month periods of 2006 and 2005, interest expense was $141.9 million and $87.4 million, respectively. The increase in average borrowings primarily relates to the inclusion of a full nine months including the $2.8 billion borrowed in the recapitalization transaction on March 9, 2005 which only impacted 23 days of the first quarter of 2005 and additional debt of approximately $250 million included since the February 1, 2006 merger with Certegy.
     Net earnings were $78.6 million and $57.9 million for the third quarter of 2006 and 2005, respectively and $184.0 million and $151.0 million for the nine month periods of 2006 and 2005, respectively.
Specialty Insurance Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$103,636	$97,835	$315,480	$253,808

Personnel costs	11,409	10,492	33,791	28,044
Other operating expenses	41,756	39,241	113,364	103,638
Depreciation and amortization	1,706	963	4,678	2,930
Provision for claim losses	29,695	31,730	96,646	78,778

Total expenses	84,566	82,426	248,479	213,390

Earnings before income taxes and minority interest	$19,070	$15,409	$67,001	$40,418

Revenues
     Revenues from specialty insurance include revenues from the issuance of flood, home warranty and homeowner’s insurance policies and were $103.6 million and $97.8 million for the third quarters of 2006 and 2005, respectively, and $315.5 million and $253.8 million in the first nine months of 2006 and 2005, respectively. Specialty insurance revenue increased in 2006 as compared with 2005 as a result of organic growth in our homeowners insurance and the continued runoff of flood processing revenues relating to the 2005 hurricane season.
Expenses
     Personnel costs were $11.4 million and $10.5 million in the third quarters of 2006 and 2005, respectively, and $33.8 million and $28.0 million in the first nine months of 2006 and 2005, respectively. As a percentage of revenues, personnel costs were 11.0% and 10.7% in the third quarters of 2006 and 2005, respectively, and 10.7% and 11.0% in the first nine months of 2006 and 2005, respectively.
     Other operating expenses in the specialty insurance segment were $41.8 million and $39.2 million in the third quarters of 2006 and 2005, respectively, and $113.4 million and $103.6 million in the first nine months of 2006 and 2005, respectively. As a percentage of revenues, other operating expenses were 40.3% and 40.1% in the third quarters of 2006 and 2005, respectively, and 35.9% and 40.8% for the first nine months of 2006 and 2005, respectively. The decrease as a percentage of revenues in the 2006 period is primarily the result of growth of the business lines, which has not required a proportionate increase in these costs.
     The provision for claim loss was $29.7 million and $31.7 million in the third quarters of 2006 and 2005, respectively, and $96.6 million and $78.8 million in the first nine months of 2006 and 2005, respectively. The increase was primarily the result of increased activity in the homeowner’s insurance business.
Corporate and Other Segment
     The corporate and other segment is primarily comprised of the operations of our parent holding company and smaller entities not included in our operating subsidiaries. It generated a pretax loss of $6.3 million and $5.5 million in the third quarters of 2006 and 2005, respectively. It generated a pretax loss of $13.5 million in the first nine months of 2006 and pretax income of $288.4 million in the first nine months of 2005 which included the $318.2 million gain on sale of subsidiary securities in connection with the sale of a minority interest in FIS.
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
     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are executed within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to FNT. As of December 31, 2005, $1.9 billion of FNT’s net assets were restricted from dividend payments without prior approval from the Departments of Insurance. During the remainder of 2006, FNT’s first tier title subsidiaries can pay or make distributions to FNT of approximately $145 million without prior approval. During the first nine months of 2006, FNT paid us $124.6 million in dividends. Our underwritten title companies and FIS collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries. Positive cash flow from these subsidiaries is invested primarily in cash and cash equivalents. Also, the new FIS credit facility (discussed below) limits FIS’s ability to pay us dividends.
     In connection with the distribution of FNT stock, FNT issued two $250 million intercompany notes payable to FNF (the “Mirror Notes”), with terms that mirrored FNF’s existing $250 million 7.30% public debentures due in August 2011 and $250 million 5.25% public debentures due in March 2013. Following issuance of the Mirror Notes, FNT filed a Registration Statement on Form S-4, pursuant to which FNT offered to exchange the outstanding FNF notes for notes FNT would issue having substantially the same terms and deliver the FNF notes received to FNF to reduce FNT’s debt under the Mirror Notes. On January 18, 2006 FNT completed these exchange offers with $241.3 million aggregate principal amount of the 7.30% notes due 2011 and the entire $250.0 million aggregate principal amount of the 5.25% notes due 2013 validly tendered and not withdrawn in the exchange offers. Following the completion of the exchange offers, FNT issued a new 7.30% Mirror Note due 2011 in the amount of $8.7 million, representing the principal amount of the portion of the original Mirror Notes that was not exchanged. A balance of $6.6 million of these notes remained outstanding at September 30, 2006, all of which was redeemed on October 23, 2006. Interest on the Mirror Notes accrued from the last date on which interest on the corresponding FNF notes was paid and at the same rate.
     Capital Expenditures. Total capital expenditures for property and equipment were $128.9 million and $112.5 million for the nine months ended September 30, 2006 and 2005, respectively. Total capital expenditures for software were $176.9 million and $119.7 million for the nine months ended September 30, 2006 and 2005, respectively. In 2004, FIS began the development work to implement changes required to keep pace with the marketplace and the requirements of its customers. FIS expects to spend an incremental $16 million in 2006 on the development of its mortgage servicing platform. With respect to the core banking software, FIS expects to spend approximately $54 million in 2006 on development, enhancements and integration projects. FIS expects to capitalize a portion of those expenditures.

     Financing. On October 17, 2005, we entered into a new Credit Agreement, dated as of October 17, 2005, with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto. This credit agreement replaced our prior $700.0 million, 5-year revolving credit facility which was due November 4, 2008. This Credit Agreement was terminated on October 24, 2006.
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
     Also on October 17, 2005, FNT entered into a Credit Agreement, dated as of October 17, 2005, with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto (the “FNT Previous Credit Agreement”).
     The FNT Previous Credit Agreement provided for a $400 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility could be borrowed, repaid and reborrowed by the borrower from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the FNT Previous Credit Agreement was permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bore interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association LIBOR rate plus a margin of between 0.35%-1.25%, depending on FNT’s then current public debt credit rating from the rating agencies. On October 24, 2005, FNT borrowed $150 million under its $400 million credit facility in order to repay a $150 million intercompany note issued by one of FNT’s subsidiaries to the Company in August 2005. Prior to December 31, 2005, $50 million of this borrowing was repaid. As of September 30, 2006, $75 million of this line remains outstanding at a current rate of 5.72%. The FNT Previous Credit Agreement was repaid and terminated on October 24, 2006.
     The FNT Previous Credit Agreement contained affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets and the incurrence of indebtedness, restrictions on investments, and limitations on restricted payments and transactions with affiliates and certain amendments. The FNT Previous Credit Agreement required FNT to maintain investment grade debt ratings, certain financial ratios related to liquidity and statutory surplus and certain levels of capitalization.
     Effective October 24, 2006, FNT entered into a credit agreement (the “FNT New Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto. The FNT New Credit Agreement, which replaces the FNT Previous Credit Agreement, provides for an $800 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. FNT has the option to increase the size of the credit facility by an additional $300 million, subject to certain requirements. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the FNT New Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) rate plus a margin of between .23%-.675%, depending on FNT’s then current senior unsecured long-term debt rating from the rating agencies. In addition, FNT will pay a commitment fee between .07%-.175% on the entire facility, also depending on FNT’s senior unsecured long-term debt rating.
     The FNT New Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The FNT New Credit Agreement requires FNT to maintain certain financial ratios and levels of capitalization. The FNT New Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the FNT New Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate.
     On March 9, 2005, we completed a recapitalization plan of FIS. FIS entered into $3.2 billion in senior credit facilities consisting of a $800.0 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, the “Term Loan Facilities”) and a $400.0 million revolving credit facility (“Revolver”) with a consortium of lenders led by Bank of America. FIS fully drew upon the entire $2.8 billion in Term Loan Facilities to consummate the recapitalization. FIS used proceeds from the loans to repay the outstanding principal and interest on a $2.7 billion note it previously paid as a dividend to us. We in turn used these funds to pay $1.8 billion as a special cash dividend of $10.00 per share to our shareholders and $400 million to pay down our existing credit facility. The remainder was used for general corporate purposes. Revolving credit borrowings and Term A Loans bear interest at a floating rate, which, at the borrowers’ option, is based on either the British Bankers Association LIBOR or base rate plus, in both cases, an applicable margin, which is subject to adjustment based on the senior secured leverage ratio of the borrowers. The Term B Loans bear interest at either the British Bankers Association LIBOR plus 1.75% per annum or, at the borrowers’ option, a base rate plus 0.75% per annum. The borrowers may choose one month, two month, three month, six month, and to the extent available, nine month or one year LIBOR, which then applies for a period of that duration. Interest is due at the end of each interest period, provided that for LIBOR loans that exceed three months, the interest is due three months after the beginning of such interest period. The Term Loan A matures in March 2011, the Term Loan B in March 2013, and the Revolver in March 2011. The Term Loan Facilities are subject to quarterly amortization of principal in equal installments of 0.25% of the original principal amount with the remaining balance payable at maturity. In addition to the scheduled amortization, and with certain exceptions, the Term Loan Facilities are subject to mandatory prepayment from excess cash flow which is reduced based on senior-secured leverage, issuance of additional equity and debt and sales of certain assets. Voluntary prepayments of both the Term Loan Facilities and revolving loans and commitment reductions of the revolving credit facility are permitted at any time without fee upon proper notice and subject to minimum dollar requirements. As of September 30, 2006, there was $788 million outstanding on Term Loan A at 6.58%, $1,730.0 million on Term Loan B at 7.08% and $114.2 million outstanding relating to the revolving line of credit at 6.755%.
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
     FIS is highly leveraged. As of September 30, 2006, it was paying interest on the Term Loan Facilities at a rate of one month LIBOR plus 1.25 to 1.75%, (or 6.58-7.08%). At that rate, the annual interest on the remaining $1,818 million of Term Loan debt not subject to an interest rate swap agreement as noted below would be $124.8 million. A one percent increase in the LIBOR rate would increase its annual debt service on the Term Loan Facilities by $18.2 million. The credit rating assigned to the Term Loan Facilities and Revolver by Standard & Poor’s is currently BB+.
     On April 11, 2005, FIS entered into interest rate swap agreements which have effectively fixed the interest rate at approximately 6.1% through April 2008 on $350 million of the Term Loan B Facility and at approximately 5.9% through April 2007 on an additional $350.0 million of the Term Loan B Facility. The estimated fair value of the cash flow hedges results in an asset of the Company of $6.0 million as of September 30, 2006, which is included in the accompanying consolidated balance sheet in prepaid expenses and other assets and as a component of accumulated other comprehensive earnings, net of deferred taxes.
     As described above, on February 1, 2006 FIS merged with Certegy in a transaction in which Certegy was the surviving legal entity. We own 51.0% of the common stock of the merged entity as of September 30, 2006. FIS now currently pays quarterly dividends to its shareholders of $0.05 per share and is expected to continue to do so in the future. Upon completion of the merger, FIS’s credit facilities were amended to limit the amount of dividends the combined company can pay on its common stock to $60 million per year, plus certain other amounts, except that dividends on the common stock may not be paid if any event of default under the facilities shall have occurred or be continuing or would result from such payment.
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
     During the second quarter of 2005, we began lending fixed maturity and equity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At September 30, 2006, we had security loans outstanding with a fair value of $305.6 million included in accounts payable and accrued liabilities and we held cash in the same amount as collateral for the loaned securities.
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
     Contractual Obligations. Due to the closing of the SEDA and merger transactions subsequent to quarter end, all contractual obligations of FNF became contractual obligations of FNT and are reported in FNT’s Form 10-Q filed for the quarter ended September 30, 2006.
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
     Off-Balance Sheet Arrangements. Other than facility and equipment leasing arrangements, we do not engage in off-balance sheet financing activities. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that will be part of our corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of September 30, 2006, the full $75.0 million had been drawn on the facility to finance land costs and related fees and expenses. The leases include guarantees by us of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in other operating expenses in the Consolidated Statements of Earnings after the end of the construction period.
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
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of September 30, 2006 related to these arrangements.
Critical Accounting Policies
     There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2005.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS 158”). SFAS 158 requires entities to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. Entities are required to recognize actuarial gains and losses, prior service cost, and any remaining transition amounts from the initial application of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” when recognizing a plan’s funded status, with the offset to accumulated other comprehensive income. SFAS 158 will not change the amounts recognized in the income statement as net periodic benefit cost. All of the requirements of SFAS 158 are effective as of December 31, 2006 for calendar-year public companies, except for a requirement for fiscal-year-end measurements of plan assets and benefit obligations with which the Company is already in compliance. Management is currently evaluating the impact on the Company’s statements of financial position and operations.
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). This SAB addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management is currently evaluating the impact of SAB 108 on the Company’s statements of financial position and operations.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires an evaluation to determine the likelihood that an uncertain tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If it is determined that it is more likely than not that an uncertain tax position will be sustained upon examination, the next step is to determine the amount to be recognized. FIN 48 prescribes recognition of the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement of an uncertain tax position. Such amounts are to be recognized as of the first financial reporting period during which the more-likely-than-not recognition threshold is met. Similarly, an amount that has previously been recognized will be reversed as of the first financial reporting period during which the more-likely-than-not recognition threshold is not met. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact on the Company’s statements of financial position and operations.
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

     A class action in Texas alleges that the Company overcharged for recording fees in Arizona, California, Colorado, Oklahoma and Texas. The suit seeks to recover the recording fees for the class that was overcharged, interest and attorney’s fees. The suit was filed in the United States District Court for the Western District of Texas, San Antonio Division on March 24, 2006. Similar suits are pending in Indiana, Kansas, and Missouri. The Company intends to vigorously defend these actions.
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
     None of the cases described above includes a statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial. One Ohio cases states that the damages per class member are less than the jurisdictional limit for removal to federal court.
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
     In November 2006, the NYAG and NYSID raised an issue with respect to the applicability of the rate reduction to lenders’ policies. The Company and other defendants dispute this position.
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
     On July 3, 2006, the California Insurance Commissioner (“Commissioner”) issued a Notice of Proposed Action and Notice of Public Hearing (the “Notice”) relating to proposed regulations governing rate-making for title insurance (the “Proposed Regulations”). A hearing on the Proposed Regulations took place on August 30, 2006. If implemented, the Proposed Regulations would result in significant reductions in title insurance rates, which are likely to have a significant negative impact on the company’s California revenues. In addition, the Proposed Regulations would give the Commissioner the ability to set maximum allowable title insurance rates on a going-forward basis. It is possible that such maximum rates would be lower than the rates that the Company would otherwise set. In addition, the Florida Office of Insurance Regulation (the “OIR”) has recently released three studies of the title insurance industry which purport to demonstrate that title insurance rates in Florida are too high and that the Florida title insurance industry is overwhelmingly dominated by five firms, which includes FNT. The studies recommend tying premium rates to loss ratios thereby making the rates a reflection of the actual risks born by the insurer. The OIR is presently developing a rule to govern the upcoming rate analysis and rate setting process and has said that it will use the information to begin a full review of the title insurance rates charged in Florida. New York, Connecticut, Nevada, New Mexico, Texas, and Washington insurance regulators have also announced similar inquiries (or other reviews of title insurance rates or practices) and other states could follow. At this stage, the Company is unable to predict what the outcome will be of these or any similar reviews.
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
Item 1A. Risk Factors
     Our business faces a number of risks. The risks described below update the risk factors described in our 2005 Form 10-K and should be read in conjunction with those risk factors. The risk factors described in this Form 10-Q and the 2005 Form 10-K may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, results of operations or financial condition could be materially affected and the trading price of our common stock could decline.
If adverse changes in the levels of real estate activity occur, our revenues may decline.
     Title insurance revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases and mortgage interest rates. Both the volume and the average price of residential real estate transactions have recently experienced declines in many parts of the country, and these trends appear likely to continue. Further, interest rates have risen from record low levels in 2003, resulting in reductions in the level of mortgage refinancings and total mortgage originations in 2004 and again in 2005 and 2006.
     We have found that residential real estate activity generally decreases in the following situations:
•	when mortgage interest rates are high or increasing;

•	when the mortgage funding supply is limited; and

•	when the United States economy is weak.
     Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. The Mortgage Bankers Association currently projects residential mortgage production in 2006 to be $2.46 trillion, which would represent an 18.7% decline relative to 2005. The MBA further projects that the 18.7% decrease will result from purchase transactions declining from $1.51 billion in 2005 to $1.39 billion in 2006, or 8.0%, and refinancing transactions dropping from $1.51 billion to $1.07 billion, or 29.3%.
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
     On July 3, 2006, the California Insurance Commissioner (“Commissioner”) issued a Notice of Proposed Action and Notice of Public Hearing (the “Notice”) relating to proposed regulations governing rate-making for title insurance (the “Proposed Regulations”). A hearing on the Proposed Regulations took place on August 30, 2006. If implemented, the Proposed Regulations would result in significant reductions in title insurance rates, which are likely to have a significant negative impact on the company’s California revenues. California is the largest source of revenue for the title insurance industry, including for us. In addition, the Proposed Regulations would give the Commissioner the ability to set maximum allowable title insurance rates on a going-forward basis. It is possible that such maximum rates would be lower than the rates that the company would otherwise set. In addition, the Florida Office of Insurance Regulation (the “OIR”) has recently released three studies of the title insurance industry which purport to demonstrate that title insurance rates in Florida are too high and that the Florida title insurance industry is overwhelmingly dominated by five firms, which includes FNT. The studies recommend tying premium rates to loss ratios thereby making the rates a reflection of the actual risks born by the insurer. The OIR is presently developing a rule to govern the upcoming rate analysis and rate setting process and has said that it will use the information to begin a full review of the title insurance rates charged in Florida.
     New York, Connecticut, Nevada, New Mexico, Texas, and Washington insurance regulators have also announced inquiries (or other reviews of title insurance rates or practices) and other states could follow. At this stage, the Company is unable to predict what the outcome will be of this or any similar review.
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
     Ratings have always been an important factor in establishing the competitive position of insurance companies. Our insurance companies are rated by Standard & Poor’s (“S&P”), Moody’s Corporation (“Moody’s”), Fitch Ratings, Inc. (“Fitch”), A.M. Best Company (“A.M. Best”), Demotech, Inc., and LACE Financial Corporation. Ratings reflect the opinion of a rating agency with regard to an insurance company’s or insurance holding company’s financial strength, operating performance, and ability to meet its obligations to policyholders and are not evaluations directed to investors. In connection with the announcement on April 27, 2006, of the proposed transactions under the SEDA and the subsequent merger of FNF with and into FIS, S&P and A.M. Best revised their outlook on our ratings to positive from stable and Moody’s and Fitch affirmed financial strength ratings of A3 and A-, respectively. After the completion of the distribution of FNT stock to FNF shareholders on October 24, 2006, Fitch upgraded its financial strength rating to A. Our ratings are subject to continued periodic review by those rating entities and the continued retention of those ratings cannot be assured. If our ratings are reduced from their current levels by those entities, our results of operations could be adversely affected.
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

FIDELITY NATIONAL FINANCIAL, INC. (registrant)

By:	/s/ Alan L. Stinson

Alan L. Stinson
Executive Vice President, Chief Financial Officer
	(Principal Financial and Accounting Officer)	Date: November 9, 2006

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.